Form 10-K
period 2017-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2018-02-16
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated file”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $2.78 billion.

As of February 16, 2018, there were 67,574,990 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information called for by Part III is incorporated by reference to the proxy statement for our 2018 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.

i

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited, to those listed in “Item 1A-Risk Factors” and the following:

•	general economic conditions, including our local, state and national real estate markets and employment trends;

•	effect of severe weather conditions, including hurricanes, tornadoes, flooding and droughts;

•	volatility and disruption in national and international financial and commodity markets;

•	government intervention in the U.S. financial system, including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities and the Tax Cuts and Jobs Act;

•	political instability;

•	the ability of the Federal government to address the national economy;

•	changes in our competitive environment from other financial institutions and financial service providers;

•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (“the Federal Reserve Board”);

•	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply;

•	changes in the demand for loans;

•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	the accuracy of our estimates of future loan losses;

•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;

•	soundness of other financial institutions with which we have transactions;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in consumer spending, borrowing and savings habits;

•	changes in commodity prices (e.g., oil and gas, cattle, and wind energy);

•	our ability to attract deposits and increase market share;

•	changes in our liquidity position;

•	changes in the reliability of our vendors, internal control system or information systems;

•	cyber attacks on our technology information systems, including fraud from our customers and external third party vendors;

•	our ability to attract and retain qualified employees;

•	acquisitions and integration of acquired businesses;

•	the possible impairment of goodwill associated with our acquisitions;

•	consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	expansion of operations, including branch openings, new product offerings and expansion into new markets;

•	changes in our compensation and benefit plans; and

•	acts of God or of war or terrorism.

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

General

First Financial Bankshares, Inc., a Texas corporation (the “Company”), is a financial holding company registered under the Bank Holding Company Act of 1956, as amended, or BHCA. As such, we are supervised by the Federal Reserve Board, as well as several other bank regulators. We were formed as a bank holding company in 1956 under the original name F & M Operating Company, but our banking operations date back to 1890, when Farmers and Merchants National Bank opened for business in Abilene, Texas. On January 1, 2018, we acquired Commercial Bancshares, Inc. and its wholly owned subsidiary, Commercial State Bank, Kingwood, Texas and merged these entities with and into the Company and our subsidiary bank, respectively. On July 31, 2015, we acquired FBC Bancshares, Inc. and its wholly owned subsidiary, First Bank, N.A., Conroe, Texas and merged these entities with and into the Company and our subsidiary bank, respectively. We also completed an asset purchase of 4Trust Mortgage, Inc. on June 1, 2015 that significantly increased our residential mortgages/loan originations that are sold in the secondary market. On January 1, 2015, our technology subsidiary, First Technology Services, Inc., was contributed to our bank subsidiary, First Financial Bank, National Association, Abilene, Texas, and therefore became an indirect subsidiary of the Company. As of December 31, 2017, our subsidiaries are:

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

Through our subsidiaries, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of December 31, 2017, we had 69 financial centers across Texas, with eleven locations in Abilene, three locations in San Angelo and Weatherford, two locations in Cleburne, Conroe, Stephenville, and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Cut and Shoot, Decatur, Eastland, Fort Worth, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Magnolia, Mauriceville, Merkel, Midlothian, Mineral Wells, Montgomery, Moran, New Waverly, Newton, Odessa, Orange, Port Arthur, Ranger, Rising Star, Roby, Southlake, Sweetwater, Tomball, Trent, Trophy Club, Vidor, Waxahachie, Willis and Willow Park, all in Texas.    On January 1, 2018, we completed our acquisition of Commercial Bancshares, Inc. and its wholly owned bank subsidiary, Commercial State Bank and, as a result, added branch locations in Kingwood, Fulshear, El Campo and Palacios.

Even though we operate in a growing number of Texas markets, we continue to believe that decisions are best made at the local level. Although we consolidated our bank charters into one charter, we continue to regionally manage our operations with local advisory boards of directors, local bank region presidents and local decision-makers. We have consolidated many of the backroom operations, such as investment securities, accounting, check processing, technology and employee benefits, which improves our efficiency and frees management of our bank regions to concentrate on serving the banking needs of their local communities. On January 1, 2016, we combined our Huntsville and Conroe Regions and our Abilene, Sweetwater and Eastland Regions and established a Fort Worth Region that previously was a branch of our Weatherford Region. On January 1, 2018, we combined our Mineral Wells and Stephenville Regions.

In the past, we have chosen to keep our Company focused on the State of Texas, one of the nation’s largest, fastest-growing and most economically diverse states. With approximately 27.9 million residents, Texas has more people than any other state except California. The population of Texas grew 19.3% from 2006-2016 according to the U.S. Census Bureau. Many of the communities in which we operate are also experiencing positive growth as shown below:

Population Growth 2006-2016*

Bridgeport and Wise County	13.5%	Weatherford, Willow Park, Aledo and Parker County	23.6%
Fort Worth and Tarrant County	21.5%	Stephenville and Erath County	18.0%
Cleburne and Johnson County	11.7%	Conroe and Montgomery County	41.3%
Granbury and Hood County	31.1%	*Source: U. S. Census Bureau

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

Over the years, we have grown in three ways: by growing organically, by opening new branch locations and by acquiring other banks. Since 1997, we have completed thirteen bank acquisitions and have increased our total assets from $1.57 billion to $7.25 billion as of December 31, 2017. We have also established a trust and asset management company and a technology services company. First Financial Trust and Asset Management Company, National

Association operates as a subsidiary of First Financial Bankshares, Inc. and First Technology Services, Inc. operates as a subsidiary of First Financial Bank, National Association, Abilene, Texas. Looking ahead, we intend to continue to grow organically by better serving the needs of our customers and putting them first in all of our decisions. We continually look for new branch locations, so we can provide more convenient service to our customers, and we are actively pursuing acquisition opportunities by calling on banks that we are interested in possibly acquiring.

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

Services Offered by Our Subsidiaries

Our subsidiary bank, First Financial Bank, National Association, is a separate legal entity that operates under the day-to-day management of its board of directors and officers. Our multiple banking regions, which operate under our subsidiary bank, each have separate advisory boards that make recommendations and provide assistance to regional management of the bank regarding the operations of their respective region. Each of our bank regions provides general commercial banking services, which include accepting and holding checking, savings and time deposits, making loans, automated teller machines, drive-in and night deposit services, safe deposit facilities, remote deposit capture, internet banking, mobile banking, payroll cards, transmitting funds, and performing other customary commercial banking services. We also conduct full service trust activities through First Financial Trust & Asset Management Company, National Association, our trust company. Our trust company has seven locations which are located in Abilene, Fort Worth, Odessa, Beaumont, San Angelo, Stephenville and Sweetwater, all in Texas. Through our trust company, we offer personal trust services, which include wealth management, the administration of estates, testamentary trusts, revocable and irrevocable trusts and agency accounts. We also administer all types of retirement and employee benefit accounts, which include 401(k) profit sharing plans and IRAs. In addition, we provide securities brokerage services through arrangements with an unrelated third party in our Abilene, Cleburne, San Angelo and Weatherford banking regions.

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

Employees

Including all of our subsidiaries, we employed approximately 1,300 full-time equivalent employees at December 31, 2017. Our management believes that our employee relations have been and will continue to be good.

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

Our subsidiary bank must pay assessments to the FDIC under a risk-based assessment system for this federal deposit insurance protection. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. Through June 30, 2017, the assessment rate for our subsidiary bank was at the lowest risk-based premium available, which was 3.00% of the assessment base per annum. In addition, the FDIC can impose special assessments to cover shortages in the DIF and has imposed special assessments in the past.

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

Our subsidiaries paid aggregate dividends to us of $30.8 million in 2017 and $48.8 million in 2016. Under the dividend restrictions discussed above, as of December 31, 2017, our subsidiaries could have declared in the aggregate additional dividends of approximately $205.75 million from retained net profits, without obtaining regulatory approvals.

Federal Income Tax

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law with sweeping modifications to the Internal Revenue Code. The primary change for the Company was to lower the corporate income tax rate to 21% from 35%. The Company’s deferred tax assets and liabilities were re-measured based on the income tax rates at which they are expected to reverse in the future, which is generally 21%. However, the Company continues to analyze certain aspects of the Act resulting in refinement of the calculation which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of the Company’s deferred tax balance was $7.65 million, a reduction of income tax expense for the year ended December 31, 2017.

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

The Basel III Rules established three components of regulatory capital: (1) common equity tier 1 capital (“CET1”), (2) additional tier 1 capital, and (3) tier 2 capital. Tier 1 capital is the sum of CET1 and additional tier 1 capital instruments meeting certain revised requirements. Total capital is the sum of tier 1 capital and tier 2 capital. Under the Basel III Rules, for most banking organizations, the most common form of additional tier 1 capital is non-cumulative perpetual preferred stock and the most common form of tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the Basel III Rules’ specific requirements. As of December 31, 2017, we do not have any non-cumulative perpetual preferred stock or subordinated notes. CET1, tier 1 capital, and total capital serve as the numerators for three prescribed regulatory capital ratios. Risk-weighted assets, calculated using the standardized approach in the Basel III Capital Rules for us and our subsidiary bank, provide the denominator for such ratios. There is also a leverage ratio that compares tier 1 capital to average total assets.

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

The Basel III Rules also establish a fully-phased “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, results in the following minimum ratios: (i) a CET1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. At December 31, 2017, the required capital conservation buffer was 1.50%. An institution is subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.

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

As of December 31, 2017, we had a total risk-based capital ratio of 19.85%, a Tier 1 capital to risk-weighted asset ratio of 18.66%, a common equity Tier 1 to risk-weighted assets ratio of 18.66% and a Tier 1 leverage ratio of 11.09%. These regulatory capital ratios were calculated under Basel III rules.

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

Under current regulations, our subsidiary bank was “well capitalized” as of December 31, 2017.

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

The Federal Deposit Insurance Act, or FDIA, requires that the FDIC review (1) any merger or consolidation by or with an insured bank, or (2) any establishment of branches by an insured bank. Additionally, the Texas Department of Banking “Banking Department” accepts applications for interstate merger and branching transactions, subject to certain limitations on ages of the banks to be acquired and the total amount of deposits within the state a bank or financial holding company may control. Since our primary service area is Texas, we do not expect that the ability to operate in other states will have any material impact on our growth strategy. We may, however, face increased competition from out-of-state banks that branch or make acquisitions in our primary markets in Texas.

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

The significant decline and volatility in oil and gas prices has resulted in uncertainty about the Texas economy. While we consider our exposure to credits related to the oil and gas industry to not be significant, at approximately 1.72% of total loans as of December 31, 2017, should the price of oil and gas decline further and/or remain at the current low price for an extended period, the general economic conditions in our Texas markets could be negatively affected, which could have a material adverse affect on our business, financial condition and results of operations.

Our Company lends primarily to small to medium-sized businesses that may have fewer resources to weather a downturn in the economy, which could adversely impact the Company’s operating results.

The Company makes loans to privately-owned businesses, many of which are considered to be small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need additional capital to expand or compete and may experience more volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small to medium-sized businesses often depends on the management talents and efforts of a small group of persons, and the death, disability or resignation of one or more of these persons could have adverse impact on the business and its ability to repay our loans. Economic downturns, a sustained decline in commodity prices and other events that could negatively impact the businesses could cause the Company to incur credit losses that could negatively affect the Company’s results of operations and financial condition.

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

Hurricanes, extended drought conditions, severe weather and natural disasters could significantly impact the Company’s business.

Hurricanes, extended drought conditions, severe weather and natural disasters and other adverse external events could have a significant impact on the Company’s ability to conduct business. In late August 2017 and continuing into the fourth quarter of 2017, Houston and the surrounding area around the Gulf Coast were significantly affected by Hurricane Harvey. Our Orange and Conroe regions of the Company are in these areas and were impacted by the severe winds and floods. See Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 33 for specific information of the impact of Hurricane Harvey on our Company. Such events affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of the collateral securing our loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on the Company’s business, which in turn, could have a material adverse effect on the Company’s business, financial condition and result of operations.

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

Difficult or changes in market conditions could adversely affect the financial services industry.

The financial markets have experienced volatility over the past several years. In some cases, the financial markets have produced downward pressure on stock prices and credit availability for certain companies without regard to those companies’ underlying financial strength. If financial market volatility worsens, or there are disruptions in these financial markets, including disruptions to the United States banking systems, there can be no assurance that we will not experience an adverse effect on our ability to access capital and our business, financial condition and result of operations could be adversely impacted.

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

The final rule became effective for us on January 1, 2015. As of December 31, 2017, we met all of these new requirements, including the full capital conservation buffer.

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

We operate in a highly-regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Texas Department of Banking, the Federal Reserve Board, the OCC, and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. The bank regulatory agencies possess broad authority to prevent or remedy unsafe or unsound practices or violations of law.

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

Federal income tax reform could have unforeseen effects on our financial condition and results of operations.

On December 22, 2017, the President of the United States signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act.” The Company is still in the process of analyzing the Tax Cuts and Jobs Act and its possible effects on the Company. The Tax Cuts and Jobs Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. There are also provisions that may partially offset the benefit of such rate reduction. Financial statement impacts include adjustments for, among other things, the re-measurement of deferred tax assets and liabilities. While there are benefits, there is also substantial uncertainty regarding the details of U.S. Tax Reform. The intended and unintended consequences of Tax Cuts and Jobs Act on our business and on holders of our common shares is uncertain and could be adverse. The Company anticipates that the impact of Tax Cuts and Jobs Act may be material to our business, financial condition and results of operations.

A new accounting standard will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles (“GAAP”), which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our business, financial condition and results of operations.

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

We may not be able to complete future acquisitions, may not be successful in realizing the benefits of any acquisitions that are completed, or may choose not to pursue acquisition opportunities we might find beneficial.

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

As of December 31, 2017, we had $141.14 million of goodwill and other intangible assets and will add approximately $31.24 million of goodwill with our acquisition of Commercial Bancshares, Inc. effective January 1, 2018. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.

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

Our principal office is located in the First Financial Bank Building at 400 Pine Street in downtown Abilene, Texas. We lease four spaces in buildings owned by First Financial Bank, National Association, Abilene totaling approximately 9,000 square feet. As of December 31, 2017, our subsidiaries collectively own 63 banking facilities, some of which are detached drive-ins, and also lease 15 banking facilities and 16 ATM locations. Our management considers all our existing locations to be well-suited for conducting the business of banking. We believe our existing facilities are adequate to meet our requirements and our subsidiaries’ requirements for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we and our subsidiaries are parties to lawsuits arising in the ordinary course of our banking business. However, there are no material pending legal proceedings to which we, our subsidiaries or our other direct and indirect subsidiaries, or any of their properties, are currently subject. Other than regular, routine examinations by state and federal banking authorities, there are no proceedings pending or known to be contemplated by any governmental authorities.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.01 per share, is traded on the Nasdaq Global Select Market under the trading symbol FFIN. See “Item 8—Financial Statements and Supplementary Data — Quarterly Financial Data” for the high, low and closing sales prices as reported by the Nasdaq Global Select Market for our common stock for the periods indicated.

Record Holders

As of February 1, 2018, we had 1,148 registered shareholders of record with our stock transfer agent.

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

Equity Compensation Plans

See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

PERFORMANCE GRAPH

The following performance graph compares cumulative total shareholder returns for our common stock, the Russell 3000 Index, and the SNL Bank Index, which is a banking index prepared by SNL Financial LC and is comprised of banks with $5 billion to $10 billion in total assets, for a five-year period (December 31, 2012 to December 31, 2017). The performance graph assumes $100 invested in our common stock at its closing price on December 31, 2012, and in each of the Russell 3000 Index and the SNL Bank Index on the same date. The performance graph also assumes the reinvestment of all dividends. The dates on the performance graph represent the last trading day of each year indicated. The amounts noted on the performance graph have been adjusted to give effect to all stock splits and stock dividends.

First Financial Bankshares, Inc.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
First Financial Bankshares, Inc.	100.00	172.67	158.94	163.76	250.31	253.94
Russell 3000	100.00	133.55	150.32	151.04	170.28	206.26
SNL Bank $5B-$10B Index	100.00	154.28	158.92	181.04	259.37	258.40

Source : SNL Financial, an offering of S&P Global Market Intelligence

© 2017

www.snl.com

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below as of and for the years ended December 31, 2017, 2016, 2015, 2014, and 2013, have been derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes presented elsewhere in this Form 10-K. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future. Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporates information required to be disclosed by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.”

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share data)
Summary Income Statement Information:
Interest income	$245,975	$232,288	$221,623	$198,539	$176,369
Interest expense	9,288	5,451	4,088	4,181	4,088

Net interest income	236,687	226,837	217,535	194,358	172,281
Provision for loan losses	6,530	10,212	9,685	4,465	3,753
Noninterest income	91,017	85,132	73,432	66,624	62,052
Noninterest expense	173,986	165,830	149,464	137,925	126,012

Earnings before income taxes	147,188	135,927	131,818	118,592	104,568
Income tax expense	26,817	31,153	31,437	29,033	25,700

Net earnings	$120,371	$104,774	$100,381	$89,559	$78,868

Per Share Data:
Earnings per share, basic	$1.82	$1.59	$1.55	$1.40	$1.24
Earnings per share, assuming dilution	1.81	1.59	1.54	1.39	1.24
Cash dividends declared	0.75	0.70	0.62	0.55	0.52
Book value at period-end	13.93	12.68	12.20	10.63	9.18
Earnings performance ratios:
Return on average assets	1.72%	1.59%	1.61%	1.65%	1.64%
Return on average equity	13.63	12.36	13.60	14.00	13.75
Summary Balance Sheet Data (Period-end):
Securities	$3,087,473	$2,860,958	$2,734,177	$2,416,297	$2,058,407
Loans	3,500,699	3,384,205	3,350,593	2,937,991	2,689,448
Total assets	7,254,715	6,809,931	6,665,070	5,848,202	5,222,208
Deposits	5,962,961	5,478,539	5,190,169	4,750,255	4,135,075
Total liabilities	6,331,947	5,972,046	5,860,084	5,166,665	4,634,561
Total shareholders’ equity	922,768	837,885	804,986	681,537	587,647
Asset quality ratios:
Allowance for loan losses/period-end loans	1.38%	1.35%	1.25%	1.25%	1.26%
Nonperforming assets/period-end loans plus foreclosed assets	0.57	0.86	0.89	0.74	1.16
Net charge offs/average loans	0.12	0.19	0.15	0.06	0.15
Capital ratios:
Average shareholders’ equity/average assets	12.65%	12.85%	11.86%	11.78%	11.95%
Leverage ratio (1)	11.09	10.71	9.96	9.89	9.84
Tier 1 risk-based capital (2)	18.66	17.30	15.90	16.05	15.82
Common equity tier 1 capital (3)	18.66	17.30	15.90	—	—
Total risk-based capital (4)	19.85	18.45	16.97	17.16	16.92
Dividend payout ratio	41.24	44.14	40.20	39.34	41.62

(1)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by fourth quarter average assets less intangible assets.
(2)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by risk-adjusted assets.
(3)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by risk-adjusted assets.

(4)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets plus allowance for loan losses to the extent allowed under regulatory guidelines by risk-adjusted assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to those listed in “Item 1A — Risk Factors” and in the “Cautionary Statement Regarding Forward-Looking Statements” notice on page 1.

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

The following discussion and analysis of the major elements of our consolidated balance sheets as of December 31, 2017 and 2016, and consolidated statements of earnings for the years 2015 through 2017 should be read in conjunction with our consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this Form 10-K.

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

Hurricane Harvey

Houston and the surrounding Gulf Coast region were significantly affected by Hurricane Harvey beginning in late August 2017 and continuing into the fourth quarter of 2017. Our Company has locations (i) north of Houston in Conroe, Willis, Tomball, Huntsville, Montgomery, Magnolia, New Waverly and Cut and Shoot and (ii) in Southeast Texas in Orange, Beaumont, Vidor, Newton, Mauriceville and Port Arthur. We continue to evaluate the effect of the hurricane on our branch facilities and our loan and investment portfolios. Our initial assessment of our physical buildings and equipment indicates damage primarily at our Mauriceville branch, and amounts not covered by insurance do not appear to be significant. At December 31, 2017, we had loans totaling $446.62 million in our Conroe region and $396.55 million in the Southeast Texas/Orange region. We are evaluating these loans and the related collateral and business operations underlying such loans. At December 31, 2017, we provided additional allowance for loan losses as deemed appropriate based on this analysis. We continue to evaluate these loans as we learn more information about the damage caused by the hurricane. Our tax exempt municipal bonds in the counties of Texas effected by the hurricane have been evaluated, including insurance on the bonds. At December 31, 2017, our municipal bonds in these counties totaled $458.16 million, but only $92.75 million do not have bond insurance. Based on analysis of these bonds and the related municipality, at December 31, 2017, we do not believe we have any credit related losses other than temporary impairment.

Acquisitions and Asset Purchase

On October 12, 2017, we entered into an agreement and plan of reorganization to acquire Commercial Bancshares, Inc. and its wholly owned bank subsidiary, Commercial State Bank, Kingwood, Texas. On January 1, 2018, the transaction closed. Pursuant to the agreement, we issued 1,289,371 shares of the Company’s common stock in exchange for all of the outstanding shares of Commercial Bancshares, Inc. In addition, in accordance with the plan of reorganization, Commercial Bancshares, Inc. paid a special dividend totaling $22.08 million to its shareholders prior to the closing of this transaction. At the closing, Kingwood Merger Sub., Inc., a wholly-owned subsidiary of the Company, merged into Commercial Bancshares Inc., with Commercial Bancshares, Inc. surviving as a wholly-owned subsidiary of the Company. Immediately following such merger, Commercial Bancshares, Inc. was merged into the Company and Commercial State Bank, Kingwood, Texas was merged into First Financial Bank, National Association, Abilene, Texas, a wholly owned subsidiary of the Company. The total purchase price exceeded the estimated fair value net of assets acquired by approximately $31.24 million and the Company recorded such excess as goodwill. The balance sheet and results of operations of Commercial Bancshares, Inc. will be included in the financial statements of the Company effective January 1, 2018.

On April 1, 2015, we entered into an agreement and plan of reorganization to acquire FBC Bancshares, Inc. and its wholly owned bank subsidiary, First Bank, N.A., Conroe, Texas. On July 31, 2015, the transaction was completed, which we refer to herein as the “Conroe acquisition.” Pursuant to the agreement, we issued 1,755,374 shares of the Company’s common stock in exchange for all of the outstanding shares of FBC Bancshares, Inc. At closing, FBC Bancshares, Inc. was merged into the Company and First Bank, N.A., Conroe, Texas, was merged into First Financial Bank, National Association, Abilene, Texas, a wholly owned subsidiary of the Company. The total purchase price exceeded the estimated fair value net of assets acquired by approximately $43.92 million and the Company recorded such excess as goodwill.

On April 8, 2015, the Company announced that it had entered into an asset purchase agreement with 4Trust Mortgage, Inc. for a cash purchase price of $1.90 million. The asset purchase was finalized on June 1, 2015, which we refer to herein as the “4Trust asset purchase.” The total asset purchase price exceeded the estimated fair value net of assets purchased by approximately $1.75 million and the Company recorded such excess as goodwill.

Results of Operations

Performance Summary. Net earnings for 2017 were $120.37 million, an increase of $15.60 million over net earnings for 2016 of $104.77 million. Of the $15.60 million increase in net income during 2017 when compared to 2016, $7.65 million resulted from the recent enactment of tax legislation that reduced the corporate income tax rate from 35 percent to 21 percent. This amount represents the net effect of the Company’s revaluation of its deferred tax assets and liabilities using the new tax rate. Net earnings for 2015 were $100.38 million. Disregarding the increase that resulted from the change in tax rates, the increases in net earnings for 2017 over 2016 and 2016 over 2015 were primarily attributable to growth in net interest income and noninterest income.

On a basic net earnings per share basis, net earnings were $1.82 for 2017, as compared to $1.59 for 2016 and $1.55 for 2015. The return on average assets was 1.72% for 2017, as compared to 1.59% for 2016 and 1.61% for 2015. The return on average equity was 13.63% for 2017, as compared to 12.36% for 2016 and 13.60% for 2015. Excluding the $7.65 million tax adjustment mentioned above, the Company’s basic earnings per share would have been $1.70, its return on average assets would have been 1.61% and its return on average equity would have been 12.77% for 2017.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits. Tax-equivalent net interest income was $262.18 million in 2017, as compared to $251.78 million in 2016 and $240.48 million in 2015. The increases in 2017 compared to 2016 were largely attributable to increases in the volume of earning assets offset by rate increases on our interest bearing liabilities. Average earning assets were $6.54 billion in 2017, as compared to $6.17 billion in 2016 and $5.84 billion in 2015. Average earning assets increased $373.50 million in 2017, when compared to 2016, due primarily from increases in loans and taxable securities. Average earning assets increased $333.39 million in 2016, when compared to 2015, due primarily from increases in loans and tax exempt securities. Average interest bearing liabilities were $4.21 billion in 2017, as compared to $4.02 billion in 2016 and $3.80 billion in 2015. The yield on earning assets decreased two basis points in 2017 due to the mix of earnings assets, whereas the rate paid on interest-bearing liabilities increased eight basis points when compared to 2016. The yield on earning assets decreased two basis points in 2016, whereas the rate paid on interest-bearing liabilities increased three basis points when compared to 2015.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 — Changes in Interest Income and Interest Expense (in thousands):

	2017 Compared to 2016			2016 Compared to 2015
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate
Short-term investments	$443	$899	$1,342	$23	$111	$134
Taxable investment securities	3,464	1,735	5,199	(1,218)	(829)	(2,047)
Tax-exempt investment securities (1)	1,173	677	1,850	6,548	(1,687)	4,861
Loans (1) (2)	4,998	851	5,849	12,037	(2,320)	9,717

Interest income	10,078	4,162	14,240	17,390	(4,725)	12,665
Interest-bearing deposits	409	3,300	3,709	219	643	862
Short-term borrowings	(223)	351	128	24	477	501

Interest expense	186	3,651	3,837	243	1,120	1,363

Net interest income	$9,892	$511	$10,403	$17,147	$(5,845)	$11,302

(1)	Computed on tax-equivalent basis assuming marginal tax rate of 35%.
(2)	Non-accrual loans are included in loans.

The net interest margin in 2017 was 4.01%, a decrease of seven basis points from 2016 which also decreased an additional four basis points from 2015. The continued decrease in our net interest margin in 2017 was largely the result of the extended period of historically low levels of short-term interest rates. We have been able to somewhat mitigate the impact of low short-term interest rates by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and minimizing rates paid on interest bearing liabilities. The Federal Reserve increased rates 75 basis points in 2017 and 25 basis points in both 2016 and 2015 and continues to issue forward guidance plans to increase rates further in 2018. Although increasing, we expect interest rates to remain at lower levels, which will continue the downward pressure on our net interest margin.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2 for the years 2015 through 2017.

Table 2 — Average Balances and Average Yields and Rates (in thousands, except percentages):

	2017			2016			2015
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$144,464	$1,684	1.17%	$63,882	$342	0.54%	$57,500	$208	0.36%
Taxable investment securities (2)	1,479,698	32,825	2.22	1,314,820	27,626	2.10	1,371,110	29,673	2.16
Tax-exempt investment securities (2)(3)	1,484,952	68,118	4.59	1,459,121	66,268	4.54	1,318,531	61,407	4.66
Loans (3)(4)	3,435,447	168,843	4.91	3,333,241	162,994	4.89	3,090,538	153,277	4.96

Total earning assets	6,544,561	$271,470	4.15%	6,171,064	$257,230	4.17%	5,837,679	$244,565	4.19%
Cash and due from banks	162,255			152,648			148,369
Bank premises and equipment, net	123,595			120,538			109,725
Other assets	56,007			55,694			49,647
Goodwill and other intangible assets, net	142,473			143,986			117,491
Allowance for loan losses	(47,380)			(44,811)			(39,107)

Total assets	$6,981,511			$6,599,119			$6,223,804

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,783,960	$8,213	0.22%	$3,469,005	$4,504	0.13%	$3,272,150	$3,642	0.11%
Short-term borrowings	422,285	1,075	0.25	552,041	947	0.17	524,365	446	0.08

Total interest-bearing liabilities	4,206,245	$9,288	0.22%	4,021,046	$5,451	0.14%	3,796,515	$4,088	0.11%
Noninterest-bearing deposits	1,843,973			1,666,598			1,634,669
Other liabilities	48,480			63,609			54,331

Total liabilities	6,098,698			5,751,253			5,485,515
Shareholders’ equity	882,813			847,866			738,289

Total liabilities and shareholders’ equity	$6,981,511			$6,599,119			$6,223,804

Net interest income		$262,182			$251,779			$240,477

Rate Analysis:
Interest income/earning assets			4.15%			4.17%			4.19%
Interest expense/earning assets			0.14			0.09			0.07

Net yield on earning assets			4.01%			4.08%			4.12%

(1)	Short-term investments are comprised of Fed Funds sold, interest bearing deposits in banks and interest bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(4)	Nonaccrual loans are included in loans.

Noninterest Income. Noninterest income for 2017 was $91.02 million, an increase of $5.89 million, or 6.91%, as compared to 2016. Increases in certain categories of noninterest income included (1) trust fees of $4.06 million (2) ATM, interchange and credit card fees of $1.78 million and (3) service charges on deposit accounts of $1.03 million when compared to 2016. The increase in trust fees resulted from an increase in assets under management over the prior year and higher oil and gas prices that increased related to trust fees by $364 thousand over 2016. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheets, totaled $5.13 billion at December 31, 2017, as compared to $4.37 billion at December 31, 2016. The increases in ATM, interchange and credit card fees and service charges on deposit accounts are primarily a result of increases in the number of net new accounts and debit cards. Offsetting these increases were decreases in net recoveries of $984 thousand and real estate mortgage fees of $977 thousand.

Noninterest income for 2016 was $85.13 million, an increase of $11.70 million, or 15.93%, as compared to 2015. Increases in certain categories of noninterest income included (1) real estate mortgage fees of $5.68 million, (2) ATM, interchange and credit card fees of $2.05 million, (3) service charges on deposit accounts of $1.22 million and (4) trust fees of $384 thousand when compared to 2015. The increase in real estate mortgage fees primarily resulted from a stronger mortgage market and the 4Trust asset purchase on June 1, 2015. The increases in ATM, interchange and credit card fees and service charges are primarily a result of increases in the number of net new accounts and debit cards boosted by the Conroe acquisition on July 31, 2015. The increase in trust fees resulted from an increase in assets under management over the prior year offsetting the effect of the decline in oil and gas prices that reduced related trust fees by $296 thousand in 2016 compared to 2015. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheets, totaled $4.37 billion at December 31, 2016 as compared to $3.87 billion at December 31, 2015.

ATM and interchange fees are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. ATM and interchange fees consist of income from debit card usage, point of sale income for debit card transactions and ATM service fees. Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction in the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction. While we currently have assets under $10 billion, we are monitoring the effect of this reduction in per transaction fee income as we approach the $10 billion asset level.

Table 3 — Noninterest Income (in thousands):

	2017	Increase (Decrease)	2016	Increase (Decrease)	2015
Trust fees	$23,694	$4,058	$19,636	$384	$19,252
Service charges on deposit accounts	19,416	1,030	18,386	1,215	17,171
ATM, interchange and credit card fees	25,686	1,776	23,910	2,050	21,860
Real estate mortgage operations	15,109	(977)	16,086	5,677	10,409
Net gain on sale of available-for-sale securities	1,828	558	1,270	838	432
Net gain (loss) on sale of foreclosed assets	(50)	(506)	456	(82)	538
Net gain (loss) on sale of assets	(396)	(564)	168	988	(820)
Interest on loan recoveries	1,128	(984)	2,112	1,062	1,050
Other:
Check printing fees	173	(17)	190	(40)	230
Safe deposit rental fees	529	(2)	531	7	524
Credit life and debt protection fees	617	(2)	619	(44)	663
Brokerage commissions	1,290	717	573	(190)	763
Miscellaneous income	1,993	798	1,195	(165)	1,360

Total other	4,602	1,494	3,108	(432)	3,540

Total Noninterest Income	$91,017	$5,885	$85,132	$11,700	$73,432

Noninterest Expense. Total noninterest expense for 2017 was $173.99 million, an increase of $8.16 million, or 4.92%, as compared to 2016. Noninterest expense for 2016 amounted to $165.83 million, an increase of $16.37 million, or 10.95%, as compared to 2015. An important measure in determining whether a financial institution effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for 2017 was 49.26%, as compared to 49.22% for 2016 and 47.61% for 2015.

Salaries and employee benefits for 2017 totaled $95.29 million, an increase of $4.55 million, or 5.01%, as compared to 2016. The increase was primarily driven by (i) annual merit pay increases that were effective March 1, 2017 (ii) an increase in our profit sharing expenses and (iii) an increase in stock option and stock grant expense of due to the stock option grant in June 2017 and restricted stock grant in October 2017.

All other categories of noninterest expense for 2017 totaled $78.70 million, an increase of $3.61 million, or 4.80%, as compared to 2016. The increase in noninterest expense was largely attributable to increases in software amortization and expense of $1.29 million from the write-off of internally developed software, operational and other losses of $1.02 million due to fraud and weather related losses and professional and service fees of $1.19 million. Offsetting these increases in 2017 were a decrease of $463 thousand in FDIC insurance due to the lower rate charged by the FDIC beginning in the third quarter of 2016.

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

Table 4 — Noninterest Expense (in thousands):

	2017	Increase (Decrease)	2016	Increase (Decrease)	2015
Salaries	$72,132	$2,135	$69,997	$7,294	$62,703
Medical	8,585	(174)	8,759	3,066	5,693
Profit sharing	4,735	1,514	3,221	(2,234)	5,455
Pension	127	(232)	359	342	17
401(k) match expense	2,392	61	2,331	288	2,043
Payroll taxes	5,009	200	4,809	427	4,382
Stock option expense	1,745	863	882	238	644
Restricted stock expense	562	181	381	319	62

Total salaries and employee benefits	95,287	4,548	90,739	9,740	80,999
Loss from partial settlement of pension plan	—	(267)	267	267	—
Net occupancy expense	10,521	101	10,420	106	10,314
Equipment expense	13,765	286	13,479	1,257	12,222
FDIC insurance premiums	2,217	(463)	2,680	(473)	3,153
ATM, interchange and credit card expenses	7,452	221	7,231	847	6,384
Professional and service fees	8,063	1,186	6,877	2,046	4,831
Printing, stationery and supplies	1,989	(104)	2,093	(185)	2,278
Amortization of intangible assets	613	(125)	738	177	561
Other:
Data processing fees	1,119	656	463	63	400
Postage	1,663	(1)	1,664	(41)	1,705
Advertising	3,515	(21)	3,536	353	3,183
Correspondent bank service charges	868	(96)	964	39	925
Telephone	3,108	(145)	3,253	1,053	2,200
Public relations and business development	2,819	71	2,748	48	2,700
Directors’ fees	1,553	233	1,320	218	1,102
Audit and accounting fees	1,629	(83)	1,712	55	1,657
Legal fees	1,780	(316)	2,096	95	2,001
Regulatory exam fees	1,177	46	1,131	43	1,088
Travel	1,210	(32)	1,242	28	1,214
Courier expense	879	31	848	39	809
Operational and other losses	3,192	1,022	2,170	281	1,889
Other real estate	188	6	182	58	124
Software amortization and expense	3,294	1,288	2,006	(116)	2,122
Other miscellaneous expense	6,085	114	5,971	368	5,603

Total other	34,079	2,773	31,306	2,584	28,722

Total Noninterest Expense	$173,986	$8,156	$165,830	$16,366	$149,464

Income Taxes. Income tax expense was $26.82 million for 2017, as compared to $31.15 million for 2016 and $31.44 million for 2015. Our effective tax rates on pretax income were 18.22%, 22.92% and 23.85%, respectively, for the years 2017, 2016 and 2015. The effective tax rates differ from the statutory federal tax rate of 35.0% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and income tax deductions from the partial donation of two of our branch buildings to municipalities.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law with sweeping modifications to the Internal Revenue Code. The primary change for the Company was to lower the corporate income tax rate to 21% from 35%. The Company’s deferred tax assets and liabilities were re-measured based on the income tax rates at which they are expected to reverse in the future, which is generally 21%. However, the Company continues to analyze certain aspects of the Act resulting in refinement of the calculation which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of the Company’s deferred tax balance was $7.65 million, a reduction of income tax expense for the year ended December 31, 2017.

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for 1-4 family residences and commercial real estate, which are primarily owner-occupied. The structure of loans in the real estate mortgage area generally provides re-pricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of December 31, 2017, total loans held for investment were $3.49 billion, an increase of $128.26 million, as compared to December 31, 2016. As compared to year-end 2016, real estate loans increased $113.15 million, commercial loans increased $9.69 million, agricultural loans increased $10.52 million and consumer loans decreased $5.10 million. Loans averaged $3.44 billion during 2017, an increase of $102.21 million over the 2016 average balances.

Table 5 — Composition of Loans (in thousands):

	December 31,
	2017	2016	2015	2014	2013
Commercial	$684,099	$674,410	$696,163	$639,954	$596,730
Agricultural	94,543	84,021	102,351	105,694	75,928
Real estate	2,302,998	2,189,844	2,136,233	1,822,854	1,678,514
Consumer	403,929	409,032	382,303	360,686	333,113

Total loans held-for-investment	$3,485,569	$3,357,307	$3,317,050	$2,929,188	$2,684,285

As of December 31, 2017, our real estate loans represent approximately 66.07% of our loan portfolio and are comprised of (i) commercial real estate loans of 24.84%, generally owner occupied, (ii) 1-4 family residence loans of 45.80%, (iii) residential development and construction loans of 8.28%, which includes our custom and speculation home construction loans, (iv) commercial development and construction loans of 6.21% and (v) other loans, which includes ranches, hospitals and universities of 14.87%.

Loans held-for-sale, consisting of secondary market mortgage loans, totaled $15.13 million and $26.90 million at December 31, 2017 and 2016, respectively, which are valued using the lower of cost or market method.

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

Table 6 — Maturity Distribution and Interest Sensitivity of Loans at December 31, 2017 (in thousands):

The following tables summarize maturity and repricing information for the commercial and agricultural and the real estate-construction portion of our loan portfolio as of December 31, 2017:

	One Year or less	After One Year Through Five Years	After Five Years	Total
Commercial and agricultural	$348,129	$222,342	$208,171	$778,642
Real estate — construction	133,621	64,896	210,911	409,428

Maturities After One Year
Loans with fixed interest rates	$414,091
Loans with floating or adjustable interest rates	292,229

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $20.12 million at December 31, 2017, as compared to $29.00 million at December 31, 2016 and $29.77 million at December 31, 2015. As a percent of loans and foreclosed assets, these assets were 0.57% at December 31, 2017, as compared to 0.86% at December 31, 2016 and 0.89% at December 31, 2015. As a percent of total assets, these assets were 0.28% at December 31, 2017, as compared to 0.43% at December 31, 2016 and 0.45% at December 31, 2015. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at December 31, 2017.

Supplemental Oil and Gas Information. At December 31, 2017, the Company’s exposure to the oil and gas industry was 1.72% of gross loans, or $60.16 million, down 23.34% from December 31, 2016 year-end levels, and consisted (based on collateral supporting the loan) of (i) development and production loans of 2.72%, (ii) oil and gas field servicing loans of 7.51%, (iii) real estate loans of 47.28%, (iv) accounts receivable and inventory of 24.47% and (v) other of 18.02%. These loans have experienced increased stress due to lower oil and gas prices although such prices improved in 2017. The Company instituted additional monitoring procedures for these loans and has classified, downgraded and charged-off loans as appropriate. The following oil and gas information is as of and for the years ended December 31, 2017 and 2016:

	December 31,
	2017	2016
Oil and gas related loans	$60,164	$78,483
Oil and gas related loans as a % of total loans	1.72%	2.32%
Classified oil and gas related loans	$20,346	$32,518
Nonaccrual oil and gas related loans	1,414	4,092
Net charge-offs for oil and gas related loans	50	1,145
Allowance for oil and gas related loans as a % of oil and gas loans	7.90%	6.28%

Table 7 — Nonaccrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	At December 31,
	2017	2016	2015	2014	2013
Nonaccrual loans*	$17,670	$27,371	$28,601	$20,194	$27,926
Loans still accruing and past due 90 days or more	288	284	341	261	133
Troubled debt restructured loans**	627	701	199	226	—

Nonperforming loans	18,585	28,356	29,141	20,681	28,059
Foreclosed assets	1,532	644	627	1,035	3,069

Total nonperforming assets	$20,117	$29,000	$29,768	$21,716	$31,128

As a % of loans and foreclosed assets	0.57%	0.86%	0.89%	0.74%	1.16%
As a % of total assets	0.28	0.43	0.45	0.37	0.60

*	Includes $618 thousand, $1.26 million, $2.18 million, $2.15 million and $2.71 million, respectively, of purchased credit impaired loans as of December 31, 2017, 2016, 2015, 2014 and 2013.

**	Troubled debt restructured loans of $4.63 million, $6.86 million, $6.11 million, $9.07 million and $13.30 million, respectively, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans as of December 31, 2017, 2016, 2015, 2014 and 2013.

We record interest payments received on non-accrual loans as reductions of principal. Prior to the loans being placed on non-accrual, we recognized interest income on impaired loans as of December 31, 2017 of approximately $263 thousand during the year ended December 31, 2017. If interest on these impaired loans had been recognized on a full accrual basis during the year ended December 31, 2017, such income would have approximated $2.15 million.

See Note 3 to the Consolidated Financial Statements beginning on page F-16 for more information on these assets.

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see our accounting policies in Note 1 to the Consolidated Financial Statements beginning on page F-7. The provision for loan losses was $6.53 million in 2017, as compared to $10.21 million in 2016 and $9.69 million in 2015. The continued provision for loan losses in 2017 reflects the continued growth in the loan portfolio, the continued levels of gross charge-offs and the effects related to Hurricane Harvey on the loan portfolio. As a percent of average loans, net loan charge-offs were 0.12% during 2017, 0.19% during 2016 and 0.15% during 2015. The allowance for loan losses as a percent of loans was 1.38% as of December 31, 2017, as compared to 1.35% as of December 31, 2016, and 1.25% as of December 31, 2015. Included in Tables 8 and 9 are further analysis of our allowance for loan losses.

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

Table 8 — Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	2017	2016	2015	2014	2013
Balance at January 1,	$45,779	$41,877	$36,824	$33,900	$34,839
Charge-offs:
Commercial	3,018	6,990	3,734	583	1,283
Agricultural	71	219	164	2	100
Real estate	1,215	682	441	1,075	1,970
Consumer	1,517	1,925	1,700	1,222	1,268

Total charge-offs	5,821	9,816	6,039	2,882	4,621

Recoveries:
Commercial	942	952	344	346	402
Agricultural	33	25	55	18	39
Real estate	192	2,021	558	505	239
Consumer	501	508	450	472	337

Total recoveries	1,668	3,506	1,407	1,341	1,017

Net charge-offs	4,153	6,310	4,632	1,541	3,604
Transfer of off-balance sheet exposure to other liabilities	—	—	—	—	(1,088)
Provision for loan losses	6,530	10,212	9,685	4,465	3,753

Balance at December 31,	$48,156	$45,779	$41,877	$36,824	$33,900

Loans at year-end	$3,500,699	$3,384,205	$3,350,593	$2,937,991	$2,689,448
Average loans	3,435,447	3,333,241	3,090,538	2,786,011	2,431,872
Net charge-offs/average loans	0.12%	0.19%	0.15%	0.06%	0.15%
Allowance for loan losses/year-end loans*	1.38	1.35	1.25	1.25	1.26
Allowance for loan losses/nonaccrual, past due 90 days still accruing and restructured loans	259.11	161.44	143.70	178.06	120.82

*	Reflects the impact of loans acquired in the Orange acquisition in 2013 and the Conroe acquisition in 2015, which were initially recorded at fair value with no allocated allowance for loan losses.

Table 9 — Allocation of Allowance for Loan Losses (in thousands):

	2017	2016	2015	2014	2013
	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount
Commercial	$10,865	$11,707	$12,644	$7,990	$6,440
Agricultural	1,305	1,101	1,191	527	383
Real estate	29,896	26,864	24,375	26,657	24,940
Consumer	6,090	6,107	3,667	1,650	2,137

Total	$48,156	$45,779	$41,877	$36,824	$33,900

Percent of Loans in Each Category of Total Loans:

	2017	2016	2015	2014	2013
Commercial	19.63%	20.09%	20.99%	21.84%	22.23%
Agricultural	2.71	2.50	3.09	3.61	2.83
Real estate	66.07	65.23	64.40	62.23	62.53
Consumer	11.59	12.18	11.52	12.32	12.41

Included in our loan portfolio are certain other loans not included in Table 7 that are deemed to be potential problem loans. Potential problem loans are those loans that are currently performing, but for which known information about trends, uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $4.37 million as of December 31, 2017.

Interest-Bearing Deposits in Banks. The Company had interest-bearing deposits in banks of $164.22 million and $50.28 million at December 31, 2017 and 2016, respectively. At December 31, 2017, our interest-bearing deposits in banks included $162.09 million maintained at the Federal Reserve Bank of Dallas, $1.46 million invested in FDIC-insured certificates of deposit and $677 thousand on deposit with the Federal Home Loan Bank of Dallas (FHLB). The average balance of interest-bearing deposits in banks was $141.37 million, $58.25 million and $49.69 million in 2017, 2016 and 2015, respectively. The average yield on interest-bearing deposits in banks was 1.17%, 0.55% and 0.36% in 2017, 2016 and 2015, respectively.

Available-for-Sale and Held-to-Maturity Securities. At December 31, 2017, securities with a fair value of $3.09 billion were classified as securities available-for-sale. There were no securities classified as held-to-maturity at December 31, 2017. As compared to December 31, 2016, the available-for-sale portfolio at December 31, 2017, reflected (1) a decrease of $10.67 million in U.S. Treasury securities; (2) a decrease of $53.37 million in obligations of U.S. government sponsored enterprises and agencies; (3) a decrease of $143.43 million in obligations of states and political subdivisions; (4) a decrease of $40.93 million in corporate bonds and other; and (5) an increase of $475.04 million in mortgage-backed securities. As compared to December 31, 2015, the available-for-sale portfolio at December 31, 2016, reflected (1) a decrease of $127 thousand in U.S. Treasury securities; (2) a decrease of $34.85 million in obligations of U.S. government sponsored enterprises and agencies; (3) an increase of $113.15 million in obligations of states and political subdivisions; (4) a decrease of $35.56 million in corporate bonds and other; and (5) an increase of $84.33 million in mortgage-backed securities. Securities-available-for-sale included fair value adjustments of $44.86 million, $33.07 million and $79.01 million at December 31, 2017, 2016 and 2015, respectively. We did not hold any collateralized mortgage obligations or structured notes as of December 31, 2017 that we consider to be high risk. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See Table 10 and Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2017 and 2016.

Table 10 — Maturities and Yields of Available-for-Sale Held at December 31, 2017 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. government sponsored enterprises and agencies	$34,981	1.30%	$25,349	1.51%	$—	—%	$—	—%	$60,330	1.39%
Obligations of states and political subdivisions	139,568	5.03	628,506	5.13	650,699	4.74	2,077	6.68	1,420,850	4.94
Corporate bonds and other securities	10,998	2.96	237	1.15	224	2.64	—	—	11,459	2.92
Mortgage-backed securities	55,430	1.66	1,027,515	2.31	459,286	2.69	52,603	2.93	1,594,834	2.42

Total	$240,977	3.62%	$1,681,607	3.35%	$1,110,209	3.89%	$54,680	3.08%	$3,087,473	3.56%

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

As of December 31, 2017, the investment portfolio had an overall tax equivalent yield of 3.56%, a weighted average life of 4.29 years and modified duration of 3.82 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $5.96 billion as of December 31, 2017, as compared to $5.48 billion as of December 31, 2016 and $5.19 billion as of December 31, 2015. Table 11 provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $100,000 or more:

Table 11 — Composition of Average Deposits and Remaining Maturity of Time Deposits of $100,000 or More (in thousands, except percentages):

	2017		2016		2015
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$1,843,973	—	$1,666,598	—	$1,634,669	—
Interest-bearing deposits
Interest-bearing checking	1,902,699	0.27%	1,713,498	0.12%	1,622,331	0.09%
Savings and money market accounts	1,401,804	0.13	1,195,671	0.09	1,021,222	0.05
Time deposits under $100,000	267,754	0.13	237,419	0.18	261,255	0.20
Time deposits of $100,000 or more	211,703	0.40	322,417	0.31	367,342	0.31

Total interest-bearing deposits	3,783,960	0.22%	3,469,005	0.13%	3,272,150	0.11%

Total average deposits	$5,627,933		$5,135,603		$4,906,819

As of December 31, 2017
Three months or less	$81,918
Over three through six months	64,396
Over six through twelve months	70,470
Over twelve months	33,670

Total time deposits of $100,000 or more	$250,454

Borrowings. Included in borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $331.00 million, $445.77 million and $615.68 million at December 31, 2017, 2016 and 2015, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowing. The average balances of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $422.29 million, $552.04 million and $524.37 million in 2017, 2016 and 2015, respectively. The average rates paid on federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were 0.25%, 0.17% and 0.08% for the years ended December 31, 2017, 2016 and 2015, respectively. The weighted average interest rate on federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was 0.10%, 0.12% and 0.17% at December 31, 2017, 2016 and 2015, respectively. The highest amount of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB at any month end during 2017, 2016 and 2015 was $611.30 million, $598.77 million and $647.72 million, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $922.77 million, or 12.72% of total assets at December 31, 2017, as compared to $837.89 million, or 12.30% of total assets at December 31, 2016. During 2017, total shareholders’ equity averaged $882.81 million, or 12.65% of average assets, as compared to $847.87 million, or 12.85% of average assets during 2016.

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

As of December 31, 2017 and 2016, we had a total risk-based capital ratio of 19.85% and 18.45%, a Tier 1 capital to risk-weighted assets ratio of 18.66% and 17.30%, a common equity Tier 1 capital to risk-weighted ratio of 18.66% and 17.30% and a Tier 1 leverage ratio of 11.09% and 10.71%, respectively. The regulatory capital ratios as of December 31, 2017 and 2016 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

We performed a preliminary assessment using the regulatory capital estimation tool made available by the OCC and believe the Company and Bank are prepared to meet the new requirements upon full implementation of the Basel III rules that will be effective December 31, 2019.

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

As of December 31, 2017, the model simulations projected that 100 and 200 basis point increases in interest rates would result in variances in net interest income of positive 0.58% and positive 0.50%, respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 100 basis points would result in a variance in a net interest income of negative 3.84% relative to the current financial statement structure over the next twelve months. We consider the likelihood of a decrease in interest rates beyond 100 basis points after December 31, 2017 remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument, as detailed in Tables 12 and 13. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB, which amounted to $331.00 million at December 31, 2017, and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 2019 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At December 31, 2017, there were no amounts drawn on these lines of credit. Our subsidiary bank also has available a line of credit with the FHLB totaling $1.22 billion at December 31, 2017, secured by portions of our loan portfolio and certain investment securities. At December 31, 2017, no amounts were outstanding under this line of credit.

The Company renewed its loan agreement, effective June 30, 2017, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2019, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2019. If a balance exists at June 30, 2019, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at The Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at December 31, 2017. There was no outstanding balance under the line of credit as of December 31, 2017 or 2016.

In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company, which totaled $78.47 million at December 31, 2017, investment securities which totaled $8.52 million at December 31, 2017 which matures over 6 to 13 years, available dividends from our subsidiaries which totaled $205.75 million at December 31, 2017, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs.

Table 12 — Contractual Obligations as of December 31, 2017 (in thousands):

	Payment Due by Period
	Total Amounts	Less than 1 year	More than 1 year but less than 3 years	More than 3 year but less than 5 years	Over 5 years
Deposits with stated maturity dates	$451,255	$384,668	$52,638	$13,949	$—
Pension obligation	10,567	1,064	2,054	2,140	5,309
Operating leases	909	385	476	48	—
Outsourcing service contracts	3,610	2,077	1,533	—	—

Total Contractual Obligations	$466,341	$388,194	$56,701	$16,137	$5,309

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

Table 13 — Commitments as of December 31, 2017 (in thousands):

	Total Notional Amounts Committed	Less than 1 year	More than 1 year but less than 3 years	More than 3 year but less than 5 years	Over 5 years
Unfunded lines of credit	$534,468	$492,138	$24,394	$13,327	$4,609
Unfunded commitments to extend credit	244,658	147,735	18,401	11,781	66,741
Standby letters of credit	28,858	22,245	6,613	—	—

Total Commercial Commitments	$807,984	$662,118	$49,408	$25,108	$71,350

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At December 31, 2017, approximately $205.75 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends to us of $30.80 million in 2017 and $48.80 million in 2016.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 41.24%, 44.14% and 40.20% of net earnings, respectively, in 2017, 2016 and 2015. Given our current capital position, projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

Quarterly Results of Operations (in thousands, except per share and common stock data):

The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in the fiscal years of 2017 and 2016. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	2017
	4th	3rd	2nd	1st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	$63,456	$62,554	$61,182	$58,783
Interest expense	2,562	2,866	2,097	1,763

Net interest income	60,894	59,688	59,085	57,020
Provision for loan losses	1,440	1,415	1,725	1,950

Net interest income after provision for loan losses	59,454	58,273	57,360	55,070
Noninterest income	22,298	23,185	22,423	21,283
Net gain on securities transactions	3	1,075	747	3
Noninterest expense	44,095	43,964	43,775	42,152

Earnings before income taxes	37,660	38,569	36,755	34,204
Income tax expense	1,517	9,195	8,500	7,605

Net earnings	$36,143	$29,374	$28,255	$26,599

Per Share Data:
Earnings per share, basic	$0.55	$0.44	$0.43	$0.40
Earnings per share, assuming dilution	0.54	0.44	0.43	0.40
Cash dividends declared	0.19	0.19	0.19	0.18
Book value at period-end	13.93	13.69	13.41	12.99

Common stock sales price:
High	$48.85	$46.00	$44.80	$46.45
Low	43.05	37.31	36.85	37.55
Close	45.05	45.20	44.20	40.10

	2016
	4th	3rd	2nd	1st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	$57,979	$58,093	$57,881	$58,335
Interest expense	1,443	1,366	1,330	1,312

Net interest income	56,536	56,727	56,551	57,023
Provision for loan losses	1,993	3,833	2,058	2,328

Net interest income after provision for loan losses	54,543	52,894	54,493	54,695
Noninterest income	21,604	21,913	20,526	19,819
Net gain (loss) on securities transactions	117	239	912	2
Noninterest expense	41,990	42,003	40,756	41,081

Earnings before income taxes	34,274	33,043	35,175	33,435
Income tax expense	7,608	7,440	8,366	7,739

Net earnings	$26,666	$25,603	$26,809	$25,696

Per Share Data:
Earnings per share, basic	$0.40	$0.39	$0.41	$0.39
Earnings per share, assuming dilution	0.40	0.39	0.41	0.39
Cash dividends declared	0.18	0.18	0.18	0.16
Book value at period-end	12.68	13.14	13.11	12.70

Common stock sales price:
High	$46.70	$37.06	$34.50	$30.75
Low	35.05	30.95	27.72	24.12
Close	45.20	36.44	32.79	29.58

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

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

First Financial Bankshares, Inc. and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2017, the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, is effective based on those criteria.

First Financial Bankshares, Inc. and subsidiaries’ independent auditors have issued an audit report, dated February 16, 2018, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of First Financial Bankshares, Inc.

Opinion on Internal Control over Financial Reporting

We have audited First Financial Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, First Financial Bankshares, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 and related notes and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Dallas, Texas

February 16, 2018

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2018 annual meeting of shareholders which will be filed with the SEC not later than 120 days after December 31, 2017.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2018 annual meeting of shareholders which will be filed with the SEC not later than 120 days after December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 related to security ownership of certain beneficial owners and management is hereby incorporated by reference from our proxy statement for our 2018 annual meeting of shareholders. The following chart gives aggregate information under our equity compensation plans as of December 31, 2017.

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Far Left Column)
Equity compensation plans approved by security holders	1,325,965	$33.01	2,267,193
Equity compensation plans not approved by security holders	—	—	—

Total	1,325,965	$33.01	2,267,193

The remainder of the information required by Item 12 is incorporated by reference from our proxy statement for our 2018 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2018 annual meeting of shareholders which will be filed with the SEC not later than 120 days after December 31, 2017.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2018 annual meeting of shareholders which will be filed with the SEC not later than 120 days after December 31, 2017.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Earnings for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

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

Exhibits Index

The following exhibits are filed as part of this report:

2.1	—	Agreement and Plan of Reorganization, dated October 12, 2017, by and among First Financial Bankshares, Inc., Kingwood Merger Sub, Inc., and Commercial Bancshares, Inc. (schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference from Exhibit 2.1 to Registrant’s Form 8-K filed October 12, 2017).

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K filed April 30, 2015).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 99.1 of the Registrant’s Form 8-K filed January 24, 2012).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010).++

10.2	—	2012 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 1, 2012).++

10.3	—	Loan Agreement, dated June 30, 2013, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed July 1, 2013).

10.4	—	First Amendment to Loan Agreement, dated June 30, 2015, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 30, 2015).

10.5	—	Second Amendment to Loan Agreement, dated June 30, 2017, between First Financial Bankhares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 30, 2017).

10.6	—	2015 Restricted Stock Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 2, 2015).++

10.7	—	Form of Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed August 26, 2016).++

21.1	—	Subsidiaries of Registrant.*

23.1	—	Consent of Ernst & Young LLP.*

24.1	—	Power of Attorney (included on signature page of this Form 10-K).*

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.+

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.+

101.INS	—	XBRL Instance Document.*

101.SCH	—	XBRL Taxonomy Extension Schema Document.*

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
+	Furnished herewith. This Exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, and shall not be deemed to be incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	Management contract or compensatory plan on arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.

Date: February 16, 2018	By:	/s/ F. SCOTT DUESER
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

Name	Title	Date

/s/ F. SCOTT DUESER F. Scott Dueser	Chairman of the Board, Director, President, and Chief Executive Officer (Principal Executive Officer)	February 16, 2018

/s/ J. BRUCE HILDEBRAND J. Bruce Hildebrand	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 16, 2018

/s/ APRIL K. ANTHONY April K. Anthony	Director	February 16, 2018

/s/ STEVEN L. BEAL Steven L. Beal	Director	February 16, 2018

/s/ TUCKER S. BRIDWELL Tucker S. Bridwell	Director	February 16, 2018

/s/ DAVID COPELAND David Copeland	Director	February 16, 2018

Name	Title	Date

/s/ MURRAY EDWARDS Murray Edwards	Director	February 16, 2018

/s/ RON GIDDIENS Ron Giddiens	Director	February 16, 2018

/s/ TIM LANCASTER Tim Lancaster	Director	February 16, 2018

/s/ KADE L. MATTHEWS Kade L. Matthews	Director	February 16, 2018

/s/ ROSS H. SMITH, JR. Ross H. Smith, Jr.	Director	February 16, 2018

/s/ JOHNNY TROTTER Johnny Trotter	Director	February 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of First Financial Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. (a Texas corporation) and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2002.

/s/ Ernst & Young LLP

Dallas, Texas

February 16, 2018

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2017 and 2016

(Dollars in thousands, except share and per share amounts)

ASSETS	2017	2016
CASH AND DUE FROM BANKS	$209,583	$204,782
FEDERAL FUNDS SOLD	—	3,130
INTEREST-BEARING DEPOSITS IN BANKS	162,764	48,574

Total cash and cash equivalents	372,347	256,486
INTEREST-BEARING TIME DEPOSITS IN BANKS	1,458	1,707
SECURITIES AVAILABLE-FOR-SALE, at fair value	3,087,473	2,860,837
SECURITIES HELD-TO-MATURITY (fair value of $- and $124 at December 31, 2017 and 2016, respectively)	—	121
LOANS:
Held for investment	3,485,569	3,357,307
Less — allowance for loan losses	(48,156)	(45,779)

Net loans held for investment	3,437,413	3,311,528
Held for sale	15,130	26,898

Net loans	3,452,543	3,338,426
BANK PREMISES AND EQUIPMENT, net	124,026	122,685
INTANGIBLE ASSETS	141,143	143,603
OTHER ASSETS	75,725	86,066

Total assets	$7,254,715	$6,809,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$2,041,650	$1,717,722
INTEREST-BEARING DEPOSITS	3,921,311	3,760,817

Total deposits	5,962,961	5,478,539
DIVIDENDS PAYABLE	12,589	11,897
BORROWINGS	331,000	445,770
OTHER LIABILITIES	25,397	35,840

Total liabilities	6,331,947	5,972,046

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock — $0.01 par value; authorized 120,000,000 shares; 66,260,444 and 66,094,695 shares issued at December 31, 2017 and 2016, respectively	663	661
Capital surplus	378,062	372,245
Retained earnings	517,257	446,534
Treasury stock (shares at cost: 495,964 and 507,409 at December 31, 2017 and 2016, respectively)	(7,148)	(6,671)
Deferred Compensation	7,148	6,671
Accumulated other comprehensive earnings	26,786	18,445

Total shareholders’ equity	922,768	837,885

Total liabilities and shareholders’ equity	$7,254,715	$6,809,931

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Earnings

December 31, 2017, 2016 and 2015

(Dollars in thousands, except share and per share amounts)

	2017	2016	2015
INTEREST INCOME:
Interest and fees on loans	$166,807	$161,018	$151,662
Interest on investment securities:
Taxable	32,825	27,626	29,673
Exempt from federal income tax	44,659	43,302	40,080
Interest on federal funds sold and interest-bearing deposits in banks	1,684	342	208

Total interest income	245,975	232,288	221,623

INTEREST EXPENSE:
Interest on deposits	8,213	4,503	3,642
Other	1,075	948	446

Total interest expense	9,288	5,451	4,088

Net interest income	236,687	226,837	217,535
PROVISION FOR LOAN LOSSES	6,530	10,212	9,685

Net interest income after provision for loan losses	230,157	216,625	207,850

NONINTEREST INCOME:
Trust fees	23,694	19,636	19,252
Service charges on deposit accounts	19,416	18,386	17,171
ATM, interchange and credit card fees	25,686	23,910	21,860
Real estate mortgage operations	15,109	16,086	10,409
Net gain on sale of available-for-sale securities (includes $1,828, $1,270 and $432 for the years ended December 31, 2017, 2016 and 2015, respectively, related to accumulated comprehensive earnings reclassifications)	1,828	1,270	432
Net gain (loss) on sale of foreclosed assets	(50)	456	538
Net gain (loss) on sale of assets	(396)	168	(820)
Interest on loan recoveries	1,128	2,112	1,050
Other	4,602	3,108	3,540

Total noninterest income	91,017	85,132	73,432

NONINTEREST EXPENSE:
Salaries and employee benefits	95,287	90,739	80,999
Loss from partial settlement of pension plan	—	267	—
Net occupancy expense	10,521	10,420	10,314
Equipment expense	13,765	13,479	12,222
FDIC insurance premiums	2,217	2,680	3,153
ATM, interchange and credit card expenses	7,452	7,231	6,384
Professional and service fees	8,063	6,877	4,831
Printing, stationery and supplies	1,989	2,093	2,278
Operational and other losses	3,192	2,170	1,889
Amortization of intangible assets	613	738	561
Other	30,887	29,136	26,833

Total noninterest expense	173,986	165,830	149,464

EARNINGS BEFORE INCOME TAXES	147,188	135,927	131,818
INCOME TAX EXPENSE (includes $640, $445 and $151 for the years ended December 31, 2017, 2016 and 2015, respectively, related to income tax expense from reclassification items)	26,817	31,153	31,437

NET EARNINGS	$120,371	$104,774	$100,381

NET EARNINGS PER SHARE, BASIC	$1.82	$1.59	$1.55

NET EARNINGS PER SHARE, ASSUMING DILUTION	$1.81	$1.59	$1.54

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings

Years Ended December 31, 2017, 2016 and 2015

(Dollars in thousands)

	2017	2016	2015
NET EARNINGS	$120,371	$104,774	$100,381
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income tax	23,266	(44,679)	2,273
Reclassification adjustment for realized losses (gains) on investment securities included in net earnings, before income tax	(1,828)	(1,270)	(432)
Minimum liability pension adjustment, before income tax	257	1,410	(1,986)

Total other items of comprehensive earnings (losses)	21,695	(44,539)	(145)
Income tax benefit (expense) related to:
Investment securities	(13,774)	16,082	(644)
Minimum liability pension adjustment	420	(493)	695

Total income tax benefit (expense)	(13,354)	15,589	51

COMPREHENSIVE EARNINGS	$128,712	$75,824	$100,287

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2017, 2016 and 2015

(Dollars in thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Deferred Compensation	Accumulated Other Comprehensive Earnings (Losses)	Total Shareholders’ Equity
	Shares	Amount			Shares	Amounts
BALANCE, December 31, 2014	64,089,921	$641	$305,429	$327,978	(529,563)	$(5,878)	$5,878	$47,489	$681,537
Net earnings	—	—	—	100,381	—	—	—	—	100,381
Stock issued in acquisition of FBC Bancshares, Inc.	1,755,374	18	59,630	—	—	—	—	—	59,648
Stock option exercises	105,121	1	1,544	—	—	—	—	—	1,545
Restricted Stock grant	39,818	—	1,350	—	—	—	—	—	1,350
Cash dividends declared, $0.62 per share	—	—	—	(40,353)	—	—	—	—	(40,353)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	(1,291)	(1,291)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	1,197	1,197
Additional tax benefit related to directors’ deferred compensation plan	—	—	328	—	—	—	—	—	328
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	8,912	(418)	418	—	—
Stock option expense	—	—	644	—	—	—	—	—	644

BALANCE, December 31, 2015	65,990,234	$660	$368,925	$388,006	(520,651)	$(6,296)	$6,296	$47,395	$804,986

Net earnings	—	—	—	104,774	—	—	—	—	104,774
Stock option exercises	82,871	1	1,259	—	—	—	—	—	1,260
Restricted Stock grant	21,590	—	809	—	—	—	—	—	809
Cash dividends declared, $0.70 per share	—	—	—	(46,246)	—	—	—	—	(46,246)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	917	917
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	(29,867)	(29,867)
Additional tax benefit related to directors’ deferred compensation plan	—	—	370	—	—	—	—	—	370
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	13,242	(375)	375	—	—
Stock option expense	—	—	882	—	—	—	—	—	882

BALANCE, December 31, 2016	66,094,695	$661	$372,245	$446,534	(507,409)	$(6,671)	$6,671	$18,445	$837,885

Net earnings	—	—	—	120,371	—	—	—	—	120,371
Stock option exercises	140,250	2	2,933		—	—	—	—	2,935
Restricted Stock grant	25,499	—	1,139		—	—	—	—	1,139
Cash dividends declared, $0.75 per share	—	—	—	(49,648)	—	—	—	—	(49,648)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	677	677
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	7,664	7,664
Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net	—	—	—	—	11,445	(477)	477	—	—
Stock option expense	—	—	1,745	—	—	—	—	—	1,745

BALANCE, December 31, 2017	66,260,444	$663	$378,062	$517,257	(495,964)	$(7,148)	$7,148	$26,786	$922,768

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2017, 2016 and 2015

(Dollars in thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$120,371	$104,774	$100,381
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,916	11,573	11,145
Provision for loan losses	6,530	10,212	9,685
Securities premium amortization, net	30,310	29,005	27,705
Gain on sale of assets, net	(1,167)	(1,894)	(150)
Deferred federal income tax expense (benefit)	(53)	673	320
Change in loans held for sale	11,769	6,645	(24,739)
Change in other assets	9,313	2,397	(16,919)
Change in other liabilities	285	(2,643)	1,664

Total adjustments	69,903	55,968	8,711

Net cash provided by operating activities	190,274	160,742	109,092

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for asset acquisition of 4Trust Mortgage, Inc., net	—	—	(1,931)
Cash received in acquisition of FBC Bancshares, Inc., net	—	—	65,197
Net decrease in interest-bearing time deposits in banks	249	1,788	13,507
Activity in available-for-sale securities:
Sales	120,576	40,510	35,580
Maturities	4,392,131	3,509,113	2,717,724
Purchases	(4,768,420)	(3,737,865)	(3,055,117)
Activity in held-to-maturity securities — maturities	124	157	163
Net increase in loans	(134,627)	(48,836)	(144,320)
Purchases of bank premises and equipment and other assets	(14,162)	(20,399)	(17,433)
Proceeds from sale of bank premises and equipment and other assets	6,085	3,572	2,405

Net cash used in investing activities	(398,044)	(251,960)	(384,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	323,928	(28,230)	23,473
Net increase in interest-bearing deposits	160,494	316,600	72,857
Net increase (decrease) in borrowings	(114,770)	(169,905)	235,440
Common stock transactions:
Proceeds from stock issuances	2,934	1,260	1,545
Dividends paid	(48,955)	(44,907)	(38,767)

Net cash provided by financing activities	323,631	74,818	294,548

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	115,861	(16,400)	19,415
CASH AND CASH EQUIVALENTS, beginning of year	256,486	272,886	253,471

CASH AND CASH EQUIVALENTS, end of year	$372,347	$256,486	$272,886

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company”, “we” or “us”) is a financial holding company which owns all of the capital stock of one bank with 69 locations located in Texas as of December 31, 2017. The subsidiary bank is First Financial Bank, National Association, Abilene. The bank’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which the subsidiary is located. In addition, the Company also owns First Financial Trust & Asset Management Company, National Association, First Financial Insurance Agency, Inc., and First Technology Services, Inc.

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

Stock Repurchase

On June 25, 2017, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 common shares through September 30, 2020. Previously, the Board of Directors had authorized the repurchase of up to 1,500,000 common shares through September 30, 2017. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. For the years ended December 31, 2017, 2016 and 2015, no shares were repurchased under this or the prior authorization that expired September 30, 2017.

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

December 31, 2017, 2016 and 2015

Increase in Authorized Shares

On April 28, 2015, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Formation to increase the number of authorized common shares to 120,000,000.

Investment Securities

Management classifies debt and equity securities as held-to-maturity, available-for-sale, or trading based on its intent. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method. Securities not classified as held-to-maturity or trading are classified as available-for-sale and recorded at fair value, with all unrealized gains and unrealized losses judged to be temporary, net of deferred income taxes, excluded from earnings and reported in the consolidated statements of comprehensive earnings. Available-for-sale securities that have unrealized gains and losses are excluded from earnings and reported net of tax in accumulated other comprehensive income until realized. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as a realized loss if there is no ability or intent to hold to recovery. If the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, only the credit component of the impairment is reflected in earnings as a realized loss with the noncredit portion recognized in other comprehensive income. In estimating other-than-temporary impairment losses, we consider (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

December 31, 2017, 2016 and 2015

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

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral less cost to sell. Other loan impairments for non-collateral dependent loans are measured based on the present value of expected future cash flows or the loan’s observable market price. At December 31, 2017 and 2016, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral less cost to sell.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

longer term to maturity. For all impaired loans, including the Company’s troubled debt restructurings, the Company performs a periodic, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment to assess the likelihood that all principal and interest payments required under the terms of the agreement will be collected in full. When doubt exists about the ultimate collectability of principal and interest, the troubled debt restructuring remains on non-accrual status and payments received are applied to reduce principal to the extent necessary to eliminate such doubt. This determination of accrual status is judgmental and is based on facts and circumstances related to each troubled debt restructuring. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral, modified loan terms and cash flow. As of December 31, 2017 and 2016, substantially all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

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

Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their acquisition fair value, which includes a credit component at the acquisition date, was based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the discounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on nonaccrual. Subsequent to the acquisition date, increases in expected cash flows will generally result in a recovery of any previously recorded allowance for loan loss, to the extent applicable, and/or a reclassification from the nonaccretable difference to accretable yield, which will be recognized prospectively. Decreases in expected cash flows subsequent to acquisition are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at December 31, 2017 and 2016 were $618,000 and $1,256,000, respectively, compared to a contractual balance of $755,000 and $1,865,000, respectively. Other purchased credit impaired loan disclosures were omitted due to immateriality.

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

December 31, 2017, 2016 and 2015

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year and totaled $139,971,000 at both December 31, 2017 and 2016. There was no impairment recorded for the years ended December 31, 2017, 2016 and 2015.

The carrying amount of goodwill arising from acquisitions that qualify as an asset purchase for federal income tax purposes was $74,376,000 both at December 31, 2017 and 2016, and is deductible for federal income tax purposes.

Also included in other intangible assets are mortgage servicing rights totaling $1,795,000 at December 31, 2016. These servicing rights were sold to an unrelated third party in 2017 resulting in a loss on sale of approximately $215,000.

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

Accumulated Other Comprehensive Income (Loss)

Unrealized net gains on the Company’s available-for-sale securities (after applicable income tax expense) totaling $29,156,000 and $21,492,000 at December 31, 2017 and 2016, respectively, and the minimum pension liability (after applicable income tax benefit) totaling $2,370,000 and $3,047,000 at December 31, 2017 and 2016, respectively, are included in accumulated other comprehensive income.

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

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the grant date. The Company recorded stock option expense totaling $1,745,000, $882,000, and $644,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

The Company also grants restricted stock for a fixed number of shares. The Company recorded expenses associated with its director and officer restricted stock grants totaling $483,000 and $562,000, respectively, for the year ended December 31, 2017, $278,000 and $381,000, respectively, for the year ended December 31, 2016, and $139,000 and $62,000, respectively, for the year ended December 31, 2015.

See Note 15 for further information.

Advertising Costs

Advertising costs are expensed as incurred.

Per Share Data

Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common stock shares outstanding during the period. The Company calculates dilutive EPS assuming all outstanding stock options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is reflected by application of the treasury stock method, whereby the proceeds from the exercised options and restricted stock are assumed to be used to purchase common stock at the average market price during the respective year. For the year ended December 31, 2015, 442,368 weighted average outstanding stock options were anti-dilutive and have been excluded from the EPS calculations. There were no such anti-dilutive stock options for the years ended December 31, 2017 and 2016. The following table reconciles the computation of basic EPS to dilutive EPS:

	Net Earnings (in thousands)	Weighted Average Shares	Per Share Amount
For the year ended December 31, 2017:
Net earnings per share, basic	$120,371	66,126,863	$1.82
Effect of stock options and stock grants	—	197,467	(0.01)

Net earnings per share, assuming dilution	$120,371	66,324,330	$1.81

For the year ended December 31, 2016:
Net earnings per share, basic	$104,774	66,013,004	$1.59
Effect of stock options and stock grants	—	89,882	—

Net earnings per share, assuming dilution	$104,774	66,102,886	$1.59

For the year ended December 31, 2015:
Net earnings per share, basic	$100,381	64,892,934	$1.55
Effect of stock options and stock grants	—	175,096	(0.01)

Net earnings per share, assuming dilution	$100,381	65,068,030	$1.54

Recently Issued Authoritative Accounting Guidance

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 implements a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-4 “Revenue from Contracts with Customers – Deferral of the Effective Date” deferred the effective date of ASU 2014-09 by one year and as a result, the new standard will be effective the first quarter of 2018. The Company’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. Based on the Company’s analysis of the effect of the new standard on its recurring revenue streams, the Company did not expect and did not experience an impact on the Company’s financial statements upon adoption in the first quarter of 2018. No adjustments to opening retained earnings was recorded on January 1, 2018.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

ASU 2014-15, “Presentation of Financial Statements — Going Concern.” ASU 2014-15 requires management to evaluate an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management must evaluate whether conditions and events raise substantial doubt about an entity’s ability to continue as a going concern and then whether its plans alleviate that doubt. ASU 2014-15 was effective in 2016 and management has performed and continues to perform such required evaluation and has concluded there were no such conditions or events that raised substantial doubt about the Company’s ability to continue as a going concern.

ASU 2015-01, “Income Statement — Extraordinary and Unusual Items.” ASU 2015-01 eliminated from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to show the item separately in the income statement, net of tax, after income from continuing operations. The new guidance became effective for the Company beginning January 1, 2016, and did not have a significant impact on the Company’s financial statements.

ASU 2015-05, “Intangibles — Goodwill and Other — Internal-Use Software — Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service, (ii) platform as a service, (iii) infrastructure as a service and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 became effective on January 1, 2016 and did not have a significant impact on the Company’s financial statements.

ASU 2015-16, “Business Combinations — Simplifying the Accounting Measurement Period Adjustments.” ASU 2015-16 amended business combination guidance to require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect of earnings on changes in depreciation, amortization, or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, the entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amended guidance became effective for the Company on January 1, 2016, and did not have a significant impact on the Company’s financial statements.

ASU 2016-1, “Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. ASU 2016-1 became effective on January 1, 2018 and did not have a significant impact on the Company’s financial statements.

ASU 2016-02, “Leases.” ASU 2016-02 will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. The amended guidance will be effective in the first quarter of 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company continues to evaluate the provision of the new lease standard but, due to the small number of lease agreements presently in effect for the Company, does not expect the new guidance will have a significant impact on the Company’s financial statements.

ASU 2016-09, “Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 will amend current guidance such that all excess tax benefits and tax deficiencies related to share-based payment awards will be recognized as income tax expense or benefit in the income statement during the period in which they occur. Additionally, excess tax benefits will be classified along with other income tax cash flows as an operating activity rather than a financing activity. ASU 2016-09 also provides that any entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, which is the current requirement, or account for forfeitures when they occur. ASU 2016-09 became effective January 1, 2017 and did not have a significant impact on the Company’s financial statements.

ASU 2016-13, “Financial Instruments — Credit Losses.” ASU 2016-13 implements a comprehensive change in estimating the allowances for loan losses from the current model of losses inherent in the loan portfolio to a current expected credit loss model that generally is expected to result in earlier recognition of allowances for losses. Additionally, purchase accounting rules have been modified as well as credit losses on held-to-maturity debt securities. ASU 2016-13 will be effective in the first quarter of 2020. While the Company generally expects that the implementation of ASU 2016-13 will increase their allowance for loan losses balance, the Company is continuing to evaluate the potential impact on the Company’s financial statements.

ASU 2017-04, “Intangibles — Goodwill and Other.” ASU 2017-04 will amend and simplify current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the quantitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. ASU 2017-04 will be effective for the Company on January 1, 2020 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2017-07, “Compensation — Retirement Benefits, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost.” ASU 2017-17 will require employers that sponsor defined benefit pension plans to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost will be presented separately from the service cost component. ASU 2017-17 became effective in 2018 and, as the Company froze its defined benefit pension plan in 2004, there is no service cost component of its net periodic benefit cost and therefore the new standard had no impact on the Company’s financial statements.

ASU 2017-08, “Receivables — Nonrefundable Fees and Other Cost: Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 addresses the amortization method for all callable bonds purchased at a premium to par. Under the revised guidance, entities will be required to amortize premiums on callable bonds to the earliest call date. ASU 2017-08 is effective in 2019 although early adoption is permitted. The Company elected to early adopt ASU 2017-08 in the first quarter of 2017. The adoption of this guidance did not have a material impact on the Company’s financial statements.

ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018 although early adoption is permitted. The Company determined it will early adopt ASU 2018-02 in the first quarter of 2018 and will reclassify its stranded tax debit of $5,761,000 within accumulated other comprehensive income to retained earnings at March 31, 2018.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

2. INTEREST-BEARING TIME DEPOSITS IN BANKS AND SECURITIES:

Interest-bearing time deposits in banks totaled $1,458,000 and $1,707,000 at December 31, 2017 and 2016, respectively, and have original maturities generally ranging from one to three years.

A summary of the Company’s available-for-sale securities as of December 31, 2017 and 2016 are as follows (in thousands):

	December 31, 2017
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of U.S. government sponsored enterprises and agencies	$60,516	$—	$(186)	$60,330
Obligations of state and political subdivisions	1,369,295	52,491	(936)	1,420,850
Corporate bonds and other	11,421	43	(5)	11,459
Residential mortgage-backed securities	1,223,452	4,561	(8,916)	1,219,097
Commercial mortgage-backed securities	377,934	263	(2,460)	375,737

Total securities available-for-sale	$3,042,618	$57,358	$(12,503)	$3,087,473

	December 31, 2016
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasury securities	$10,649	$19	$—	$10,668
Obligations of U.S. government sponsored enterprises and agencies	113,450	253	—	113,703
Obligations of state and political subdivisions	1,534,095	40,194	(10,013)	1,564,276
Corporate bonds and other	51,920	476	(3)	52,393
Residential mortgage-backed securities	848,614	8,260	(5,513)	851,361
Commercial mortgage-backed securities	269,044	622	(1,230)	268,436

Total securities available-for-sale	$2,827,772	$49,824	$(16,759)	$2,860,837

Disclosures related to the Company’s held-to-maturity securities, which totaled $121,000 at December 31, 2016, have not been presented due to insignificance. There were no held-to-maturity securities owned by the Company at December 31, 2017.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at December 31, 2017, were computed by using scheduled amortization of balances and historical prepayment rates. At December 31, 2017 and 2016, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2017, by contractual and expected maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value
Due within one year	$184,538	$185,547
Due after one year through five years	631,376	654,092
Due after five years through ten years	623,628	650,923
Due after ten years	1,690	2,077
Mortgage-backed securities	1,601,386	1,594,834

Total	$3,042,618	$3,087,473

The following tables disclose, as of December 31, 2017 and 2016, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. government sponsored enterprises and agencies	$60,329	$186	$—	$—	$60,329	$186
Obligations of state and political subdivisions	66,361	219	44,938	717	111,299	936
Corporate bonds and other	224	2	237	3	461	5
Residential mortgage-backed securities	701,252	3,988	239,641	4,928	940,893	8,916
Commercial mortgage-backed securities	239,548	1,500	92,549	960	332,097	2,460

Total	$1,067,714	$5,895	$377,365	$6,608	$1,445,079	$12,503

	Less than 12 Months		12 Months or Longer		Total
December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of state and political subdivisions	$446,052	$9,997	$1,209	$16	$447,261	$10,013
Corporate bonds and other	244	3	—	—	244	3
Residential mortgage-backed securities	372,331	4,532	33,227	981	405,558	5,513
Commercial mortgage-backed securities	193,495	1,180	13,263	50	206,758	1,230

Total	$1,012,122	$15,712	$47,699	$1,047	$1,059,821	$16,759

The number of investments in an unrealized loss position totaled 338 at December 31, 2017. We do not believe these unrealized losses are “other-than-temporary”. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. Additionally management does not (i) have the intent to sell our securities prior to recovery and/or maturity and, (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity and (iii) that the length of time and extent that fair value has been

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

less than cost is not indicative of recoverability. The unrealized losses noted are interest rate related due to the level of interest rates at December 31, 2017 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At December 31, 2017, 82.98% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 31.21% are guaranteed by the Texas Permanent School Fund.

Securities, carried at approximately $2,018,420,000 and $1,940,460,000 at December 31, 2017 and 2016, respectively, were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During 2017, 2016 and 2015, sales of investment securities that were classified as available-for-sale totaled $120,576,000, $40,510,000 and $35,580,000. Gross realized gains from 2017, 2016 and 2015, securities sales were $2,643,000, $1,579,000 and $443,000, respectively. Gross realized losses from 2017, 2016 and 2015 securities sales were $815,000, $309,000 and $11,000, respectively. The specific identification method was used to determine cost in order to compute the realized gains and losses.

3. LOANS AND ALLOWANCE FOR LOAN LOSSES:

Loans held-for-investment by class of financing receivables are as follows (in thousands):

	December 31,
	2017	2016
Commercial	$684,099	$674,410
Agricultural	94,543	84,021
Real estate	2,302,998	2,189,844
Consumer	403,929	409,032

Total loans held-for-investment	$3,485,569	$3,357,307

Loans held-for-sale totaled $15,130,000 and $26,898,000 at December 31, 2017 and 2016, respectively, which are valued using the lower of cost or fair value.

The Company’s non-accrual loans, loan still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	December 31,
	2017	2016
Non-accrual loans*	$17,670	$27,371
Loans still accruing and past due 90 days or more	288	284
Troubled debt restructured loans**	627	701

Total	$18,585	$28,356

*	Includes $618,000 and $1,256,000, respectively, of purchased credit impaired loans as of December 31, 2017 and 2016.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

**	Our troubled debt restructured loans of $4,629,000 and $6,863,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans as of December 31, 2017 and 2016, respectively.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

December 31, 2017		December 31, 2016
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$17,670	$3,996	$27,371	$5,012

The Company had $20,117,000 and $29,000,000 in non-accrual, past due 90 days or more and still accruing, restructured loans and foreclosed assets at December 31, 2017 and 2016, respectively. Non-accrual loans totaled $17,670,000 and $27,371,000 at December 31, 2017 and 2016, respectively, and consisted of the following amounts by type (in thousands):

	December 31,
	2017	2016
Commercial	$3,612	$7,284
Agricultural	134	99
Real Estate	12,838	18,754
Consumer	1,086	1,234

Total	$17,670	$27,371

No significant additional funds are committed to be advanced in connection with impaired loans as of December 31, 2017.

The Company’s impaired loans and related allowance as of December 31, 2017 and 2016 are summarized in the following tables by class of financing receivables (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

December 31, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	12 Month Average Recorded Investment
Commercial	$5,597	$518	$3,094	$3,612	$1,194	$4,849
Agricultural	147	—	134	134	31	120
Real Estate	16,823	2,348	10,490	12,838	2,316	13,835
Consumer	1,284	143	943	1,086	455	1,258

Total	$23,851	$3,009	$14,661	$17,670	$3,996	$20,062

*	Includes $618,000 of purchased credit impaired loans.

December 31, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	12 Month Average Recorded Investment
Commercial	$13,389	$1,148	$6,136	$7,284	$2,128	$4,921
Agricultural	103	—	99	99	25	50
Real Estate	23,466	6,229	12,525	18,754	2,428	16,170
Consumer	1,421	280	954	1,234	431	914

Total	$38,379	$7,657	$19,714	$27,371	$5,012	$22,055

*	Includes $1,256,000 of purchased credit impaired loans.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

The Company recognized interest income on impaired loans prior to being recognized as impaired of approximately $624,000, $829,000 and $922,000 during the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following summarizes the Company’s internal ratings of its loans held-for-investment by class of financing receivables and portfolio segments, which classes are the same, at December 31, 2017 and 2016 (in thousands):

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$649,166	$6,282	$28,651	$—	$684,099
Agricultural	90,457	1,527	2,559	—	94,543
Real Estate	2,227,302	29,089	46,607	—	2,302,998
Consumer	401,434	181	2,314	—	403,929

Total	$3,368,359	$37,079	$80,131	$—	$3,485,569

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$629,756	$5,769	$38,885	$—	$674,410
Agricultural	81,620	715	1,686	—	84,021
Real Estate	2,111,947	18,091	59,806	—	2,189,844
Consumer	406,182	212	2,638	—	409,032

Total	$3,229,505	$24,787	$103,015	$—	$3,357,307

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

At December 31, 2017 and 2016, the Company’s past due loans are as follows (in thousands):

December 31, 2017	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$2,039	$1,104	$1,081	$4,224	$679,875	$684,099	$7
Agricultural	640	—	—	640	93,903	94,543	—
Real Estate	12,308	511	1,198	14,017	2,288,981	2,302,998	216
Consumer	1,360	361	135	1,856	402,073	403,929	65

Total	$16,347	$1,976	$2,414	$20,737	$3,464,832	$3,485,569	$288

December 31, 2016	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$3,908	$1,122	$2,220	$7,250	$667,160	$674,410	$10
Agricultural	185	—	—	185	83,836	84,021	—
Real Estate	13,172	1,301	5,268	19,741	2,170,103	2,189,844	272
Consumer	1,845	368	122	2,335	406,697	409,032	2

Total	$19,110	$2,791	$7,610	$29,511	$3,327,796	$3,357,307	$284

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The following table details the allowance for loan losses at December 31, 2017 and 2016 by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at December 31, 2017 or 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,194	$31	$2,316	$455	$3,996
Loan collectively evaluated for impairment	9,671	1,274	27,580	5,635	44,160

Total	$10,865	$1,305	$29,896	$6,090	$48,156

December 31, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$2,128	$25	$2,428	$431	$5,012
Loan collectively evaluated for impairment	9,579	1,076	24,436	5,676	40,767

Total	$11,707	$1,101	$26,864	$6,107	$45,779

Changes in the allowance for loan losses for the years ended December 31, 2017 and 2016 are summarized as follows (in thousands):

December 31, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$11,707	$1,101	$26,864	$6,107	$45,779
Provision for loan losses	1,233	243	4,055	999	6,530
Recoveries	943	32	192	501	1,668
Charge-offs	(3,018)	(71)	(1,215)	(1,517)	(5,821)

Ending balance	$10,865	$1,305	$29,896	$6,090	$48,156

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

December 31, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$12,644	$1,191	$24,375	$3,667	$41,877
Provision for loan losses	5,101	104	1,150	3,857	10,212
Recoveries	952	25	2,021	508	3,506
Charge-offs	(6,990)	(219)	(682)	(1,925)	(9,816)

Ending balance	$11,707	$1,101	$26,864	$6,107	$45,779

The Company’s recorded investment in loans as of December 31, 2017 and 2016 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands). Purchased credit impaired loans of $618,000 and $1,256,000, respectively, at December 31, 2017 and 2016 are included in loans individually evaluated for impairment.

December 31, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$3,612	$134	$12,838	$1,086	$17,670
Loan collectively evaluated for impairment	680,487	94,409	2,290,160	402,843	3,467,899

Total	$684,099	$94,543	$2,302,998	$403,929	$3,485,569

December 31, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$7,284	$99	$18,754	$1,234	$27,371
Loan collectively evaluated for impairment	667,126	83,922	2,171,090	407,798	3,329,936

Total	$674,410	$84,021	$2,189,844	$409,032	$3,357,307

The Company’s loans that were modified in the years ended December 31, 2017 and 2016, and considered troubled debt restructurings are as follows (in thousands):

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	11	$895	$895	15	$3,208	$3,208
Agricultural	—	—	—	—	—	—
Real Estate	5	625	625	6	1,460	1,460
Consumer	1	25	25	7	189	189

Total	17	$1,545	$1,545	28	$4,857	$4,857

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$195	$700	$—	$2,560	$648
Agricultural	—	—	—	—	—	—
Real Estate	—	312	313	—	298	1,162
Consumer	—	25	—	—	70	119

Total	$—	$532	$1,013	$—	$2,928	$1,929

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

During the years ended December 31, 2017 and 2016, certain loans were modified as a troubled debt restructured loans within the previous 12 months and for which there was a payment default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past or more due or results in the foreclosure and repossession of the applicable collateral. The loans with payment default are as follows (dollars in thousands):

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Number	Balance	Number	Balance
Commercial	2	$88	4	$1,690
Agriculture	—	—	—	—
Real Estate	—	—	3	921
Consumer	—	—	—	—

Total	2	$88	7	$2,611

As of December 31, 2017, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

An analysis of the changes in loans to officers, directors, principal shareholders, or associates of such persons for the year ended December 31, 2017 (determined as of each respective year-end) follows (in thousands):

	Beginning Balance	Additional Loans	Payments	Ending Balance
Year ended December 31, 2017	$44,429	$58,420	$46,945	$55,904

In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (FHLB) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At December 31, 2017, $2,163,425,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At December 31, 2017, there was no balance outstanding under this line of credit.

4. BANK PREMISES AND EQUIPMENT:

The following is a summary of bank premises and equipment (in thousands):

	Useful Life	December 31,
		2017	2016
Land	—	$29,508	$28,266
Buildings	20 to 40 years	119,728	115,566
Furniture and equipment	3 to 10 years	58,672	58,145
Leasehold improvements	Lesser of lease term or 5 to 15 years	4,118	4,783

		212,026	206,760
Less-accumulated depreciation and amortization		(88,000)	(84,075)

Total Bank Premises and Equipment		$124,026	$122,685

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 amounted to $9,810,000, $9,390,000, and $9,125,000, respectively, and is included in the captions net occupancy expense and equipment expense in the accompanying consolidated statements of earnings.

The Company is lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $2,367,000, $2,139,000 and $1,949,000, for the years ended December 31, 2017, 2016 and 2015, respectively.

During the years ended December 31, 2017, 2016 and 2015, the Company recorded gains (losses) on sale of the bank premises and equipment totaling ($396,000), $168,000 and ($820,000). In 2017, the Company sold its San Angelo main region branch building for $1,586,000 and recorded a gain of $210,000 and cancelled its San Angelo grocery store branch lease and recorded a write off of leasehold improvements of $360,000. In 2016, the Company sold its Weatherford and Orange main region branch building for $1,385,000 and $2,000,000 and recorded a gain of $560,000 and a loss of $31,000, respectively. The Company recorded a write down of $1,000,000 in 2015 in anticipation of the Orange branch building sale.

5. DEPOSITS AND BORROWINGS:

Time deposits of $250,000 or more totaled approximately $115,203,000 and $130,385,000 at December 31, 2017 and 2016, respectively.

At December 31, 2017, the scheduled maturities of time deposits (in thousands) were, as follows:

Year ending December 31,
2018	$384,668
2019	38,031
2020	14,607
2021	6,645
2022	7,304
Thereafter	—

$451,255

Deposits received from related parties at December 31, 2017 and 2016 totaled $74,270,000 and $114,513,000, respectively.

Borrowings at December 31, 2017 and 2016 consisted of the following (dollars in thousands):

	December 31,
	2017	2016
Securities sold under agreements with customers to repurchase	$320,450	$360,820
Federal funds purchased	10,550	9,950
Advances from Federal Home Loan Bank of Dallas	—	75,000

Total	$331,000	$445,770

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

At December 31, 2016, the Company had advances from the Federal Home Loan Bank of Dallas of $75,000,000 that were repaid in 2017. The interest rate on this advance was 0.46% at December 31, 2016. There were no such advances outstanding at December 31, 2017.

6. LINE OF CREDIT:

The Company renewed its loan agreement, effective June 30, 2017, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25,000,000 on a revolving line of credit. Prior to June 30, 2019, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2019. If a balance exists at June 30, 2019, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at The Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at December 31, 2017. There was no outstanding balance under the line of credit as of December 31, 2017 or 2016.

7. INCOME TAXES:

On December 22, 2017 the Tax Cuts and Jobs Act was signed into law with sweeping modifications to the Internal Revenue Code. The primary change for the Company was to lower the corporate income tax rate to 21% from 35%. The Company’s deferred tax assets and liabilities were re-measured based on the income tax rates at which they are expected to reverse in the future, which is generally 21%. However, the Company continues to analyze certain aspects of the Act resulting in refinement of the calculations which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of the Company’s deferred tax balance was $7,650,000, a reduction of income tax expense for the year ended December 31, 2017.

The Company files a consolidated federal income tax return. Income tax expense is comprised of the following (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Current federal income tax	$34,421	$30,381	$31,014
Current state income tax	99	99	103
Deferred federal income tax expense (benefit)	(53)	673	320
Restatement of net deferred tax liability due to change in income tax rate	(7,650)	—	—

Income tax expense	$26,817	$31,153	$31,437

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

	As a Percent of Pretax Earnings
	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
Restatement of net deferred tax liability due to change in income tax rate	(5.3)	—	—
Reductions in tax rate resulting from interest income exempt from federal income tax	(11.5)	(12.1)	(11.4)
Effect of state income tax	0.1	0.1	0.1
ESOP tax deduction	(0.2)	(0.2)	(0.2)
Other	0.1	0.1	0.3

Effective income tax rate	18.2%	22.9%	23.8%

The approximate effects of each type of difference that gave rise to the Company’s deferred tax assets and liabilities at December 31, 2017 and 2016 are as follows (dollars in thousands):

	2017	2016
Deferred tax assets:
Tax basis of loans in excess of financial statement basis	$10,550	$17,006
Minimum liability in defined benefit plan	766	1,641
Recognized for financial reporting purposes but not yet for tax purposes:
Deferred compensation	1,818	2,807
Write-downs and adjustments to other real estate owned and repossessed assets	11	9
Other deferred tax assets	79	226

Total deferred tax assets	$13,224	$21,689

Deferred tax liabilities:
Financial statement basis of fixed assets in excess of tax basis	$3,343	5,870
Intangible asset amortization deductible for tax purposes, but not for financial reporting purposes	9,926	15,191
Recognized for financial reporting purposes but not yet for tax purposes:
Accretion on investment securities	1,039	1,788
Pension plan contributions	1,086	1,799
Net unrealized gain on investment securities available-for-sale	9,420	11,573
Other deferred tax liabilities	31	83

Total deferred tax liabilities	$24,845	$36,304

Net deferred tax asset (liability)	$(11,621)	$(14,615)

At December 31, 2017 and 2016, management believes that it is more likely than not that all of the deferred tax amounts shown above will be realized and therefore no valuation allowance was recorded.

Current authoritative accounting guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Current authoritative accounting guidance also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company concluded the tax benefits of positions taken and expected to be taken on its tax returns should be recognized in the financial statements under this guidance. The Company files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2014 or Texas state tax examinations by tax authorities for years before 2013. As of December 31, 2017 and 2016, the Company believes that there are no uncertain tax positions.

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

December 31, 2017, 2016 and 2015

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

There were no transfers between Level 2 and Level 3 during the year ended December 31, 2017, 2016 and 2015.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of U.S. government sponsored enterprises and agencies	$—	$60,330	$—	$60,330
Obligations of state and political subdivisions	—	1,420,850	—	1,420,850
Corporate bonds	—	7,031	—	7,031
Residential mortgage-backed securities	—	1,219,097	—	1,219,097
Commercial mortgage-backed securities	—	375,737	—	375,737
Other securities	4,428	—	—	4,428

Total	$4,428	$3,083,045	$—	$3,087,473

December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,668	$—	$—	$10,668
Obligations of U.S. government sponsored enterprises and agencies	—	113,703	—	113,703
Obligations of state and political subdivisions	—	1,564,276	—	1,564,276
Corporate bonds	—	47,965	—	47,965
Residential mortgage-backed securities	—	851,361	—	851,361
Commercial mortgage-backed securities	—	268,436	—	268,436
Other securities	4,428	—	—	4,428

Total	$15,096	$2,845,741	$—	$2,860,837

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at December 31, 2017:

Impaired Loans — Impaired loans are reported at the fair value of the underlying collateral less selling costs if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data. At December 31, 2017, impaired loans with a carrying value of $17,670,000 were reduced by specific valuation reserves totaling $3,996,000 resulting in a net fair value of $13,674,000.

Loans Held-for-Sale — Loans held-for-sale are reported at the lower of cost or fair value. The Company originates conforming loans that are sold in the secondary market in which loan pricing is available. In

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

determining whether the fair value of loans held-for-sale is less than cost and quoted prices are available for similar assets. These loans are considered Level 2 of the fair value hierarchy. At December 31, 2017, the Company’s mortgage loans held-for-sale was recorded at cost as fair value exceeded cost.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the year ended December 31, 2017 and 2016 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Reevaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned (dollars in thousands):

	Year Ended December 31,
	2017	2016
Carrying value of other real estate owned prior to re-measurement	$1,067	$—
Write-downs included in gain (loss) on sale of other real estate owned	(306)	—

Fair value	$761	$—

At December 31, 2017 and 2016, other real estate owned totaled $1,347,000 and $413,000, respectively.

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

December 31, 2017, 2016 and 2015

The carrying value and the estimated fair value of the Company’s contractual off-balance-sheet unfunded lines of credit, loan commitments and letters of credit, which are generally priced at market at the time of funding, are not material.

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at December 31, 2017 and 2016, were as follows (dollars in thousands):

	2017		2016		Fair Value Hierarchy
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and due from banks	$209,583	$209,583	$204,782	$204,782	Level 1
Federal funds sold	—	—	3,130	3,130	Level 1
Interest-bearing deposits in banks	162,764	162,764	48,574	48,574	Level 1
Interest-bearing time deposits in banks	1,458	1,458	1,707	1,709	Level 2
Available-for-sale securities	3,087,473	3,087,473	2,860,837	2,860,837	Levels 1 and 2
Held-to-maturity securities	—	—	121	124	Level 2
Loans	3,452,543	3,470,133	3,338,426	3,361,735	Level 3
Accrued interest receivable	36,081	36,081	36,469	36,469	Level 2
Deposits with stated maturities	451,255	452,000	508,996	510,304	Level 2
Deposits with no stated maturities	5,511,706	5,511,706	4,969,543	4,969,543	Level 1
Borrowings	331,000	331,000	445,770	445,770	Level 2
Accrued interest payable	197	197	225	225	Level 2

9. COMMITMENTS AND CONTINGENCIES:

The Company is engaged in legal actions arising from the normal course of business. In management’s opinion, the Company has adequate legal defenses with respect to these actions, and as of December 31, 2017 the resolution of these matters is not expected to have material adverse effects upon the results of operations or financial condition of the Company.

The Company leases a portion of its bank premises and equipment under operating leases. At December 31, 2017, future minimum lease commitments were: 2018 — $385,000, 2019 — $303,000, 2020 — $173,000, 2021 — $41,000 and 2022 — $7,000.

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

December 31, 2017, 2016 and 2015

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

Total Notional Amounts Committed December 31, 2017 (in thousands)
Financial instruments whose contract amounts represent credit risk:
Unfunded lines of credit	$534,468
Unfunded commitments to extend credit	244,658
Standby letters of credit	28,858

Total commercial commitments	$807,984

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

12. PENSION AND PROFIT SHARING PLANS:

The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no new participants will be added to the Plan and no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of the Pension Protection Act of 2006 (the “Protection Act”), the Company will be required to contribute amounts in future years to fund any shortfalls. The Company has evaluated the provisions of the Protection Act as well as the Internal Revenue Service’s funding standards to develop a plan for funding in future years. As a result, the Company made no contribution in 2017 and made a contribution totaling $500,000 in 2016, and is continuing to evaluate future funding amounts.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Using an actuarial measurement date of December 31, 2017 and 2016, benefit obligation activity and fair value of plan assets for the years ended December 31, 2017 and 2016, and a statement of the funded status as of December 31, 2017 and 2016, are as follows (dollars in thousands):

	2017	2016
Reconciliation of benefit obligations:
Benefit obligation at January 1	$15,453	$16,002
Interest cost on projected benefit obligation	635	665
Actuarial loss	486	139
Benefits paid, including partial settlement of certain participant balances	(1,043)	(1,353)

Benefit obligation at December 31	$15,531	$15,453

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$15,787	$14,820
Actual return on plan assets	2,302	1,820
Employer contributions	—	500
Benefits paid, including partial settlement of certain participant balances	(1,043)	(1,353)

Fair value of plan assets at December 31	17,046	15,787

Funded status	$1,515	$334

Amounts recognized as a component of accumulated other comprehensive earnings as of year-end that have not been recognized as a component of the net period benefit cost of the Company’s defined benefit pension plan are as follows (in thousands):

	2017	2016
Net actuarial loss	$(3,597)	$(4,688)
Deferred tax benefit	1,227	1,641

Amounts included in accumulated other comprehensive earnings, net of tax	$(2,370)	$(3,047)

Net periodic benefit cost for the years ended December 31, 2017, 2016 and 2015, are as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Service cost — benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	635	665	622
Expected return on plan assets	(974)	(912)	(948)
Amortization of unrecognized net loss	249	375	222
Recognized loss on partial settlement of certain participant balances	—	267	—

Net periodic pension benefit expense (benefit)	$(90)	$395	$(104)

The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and net periodic pension cost and the rate of return on plan assets:

	2017	2016	2015
Weighted average discount rate	3.50%	4.25%	4.25%
Expected long-term rate of return on assets	6.25%	6.25%	6.25%

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

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

The major type of plan assets in the pension plan and the targeted allocation percentage as of December 31, 2017 and 2016 is as follows:

	December 31, 2017 Allocation	December 31, 2016 Allocation	Targeted Allocation
Equity securities	75%	77%	75%
Debt securities	24%	22%	25%
Cash and equivalents	1%	1%	—

The range and weighted average final maturities of debt securities held in the pension plan as of December 31, 2017 are 1.52 to 19.76 years and approximately 5.64 years, respectively. Assets held in the pension plan are considered either Level 1 consisting of the money market funds, publicly traded common stocks and publicly traded mutual funds or Level 2 consisting of obligations of state and political subdivisions, corporate bonds and mortgage-backed securities. There were no Level 3 securities. See note 8 for a discussion of the fair value hierarchy. The breakdown by level is as follows (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Money market fund	$274	$—	$—	$274
U.S. Treasury notes	—	149	—	149
Obligations of state and political subdivisions	—	634	—	634
Corporate bonds	—	868	—	868
Mortgage-backed securities	—	1,130	—	1,130
Corporate stocks and mutual funds	13,991	—	—	13,991

Total	$14,265	$2,781	—	$17,046

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

An estimate of the undiscounted projected future payments to eligible participants for the next five years and the following five years in the aggregate is as follows (in thousands):

Year Ending December 31,
2018	$1,064
2019	$1,018
2020	$1,036
2021	$1,077
2022	$1,063
2023 forward	$5,309

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

As of December 31, 2017 and 2016, the pension plan’s total assets included First Financial Bankshares, Inc. common stock valued at approximately $2,776,000 and $2,786,000, respectively.

The Company also provides a profit sharing plan, which covers substantially all full-time employees. The profit sharing plan is a defined contribution plan and allows employees to contribute a percentage of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company’s contributions over a six-year vesting period. Costs related to the Company’s defined contribution plan totaled approximately $4,735,000, $3,221,000 and $5,455,000 in 2017, 2016 and 2015, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of earnings. As of December 31, 2017 and 2016, the profit sharing plan’s assets included First Financial Bankshares, Inc. common stock valued at approximately $55,796,000 and $60,270,000, respectively.

In 2004, after freezing our pension plan, we added a safe harbor match to the 401(k) plan. We match a maximum of 4% on employee deferrals of 5% of their employee compensation. Total expense for this matching in 2017, 2016 and 2015 was $2,392,000, $2,331,000 and $2,043,000, respectively, and is included in salaries and employee benefits in the statements of earnings.

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

13. DIVIDENDS FROM SUBSIDIARIES:

At December 31, 2017, approximately $205,751,000 was available for the declaration of dividends by the Company’s subsidiaries without the prior approval of regulatory agencies.

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

As of December 31, 2017 and 2016, we had a total risk-based capital ratio of 19.85% and 18.45%, a Tier 1 capital to risk-weighted assets ratio of 18.66% and 17.30%; a common equity Tier 1 capital to risk-weighted assets ratio of 18.66% and 17.30%, and a Tier 1 leverage ratio of 11.09% and 10.71%, respectively. The regulatory capital ratios as of December 31, 2017 and 2016 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

As of December 31, 2017 and 2016, the regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required Under Basel III Phase-In		Minimum Capital Required-Basel III Fully Phased-In		Required to be Considered Well- Capitalized
As of December 31, 2017:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$814,634	19.85%	$379,578	9.250%	$430,872	10.50%	—	N/A
First Financial Bank, N.A	$723,563	17.68%	$378,614	9.250%	$429,777	10.50%	$409,312	10.00%

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$765,882	18.66%	$297,507	7.250%	$348,801	8.50%	—	N/A
First Financial Bank, N.A	$674,811	16.49%	$296,751	7.250%	$347,915	8.50%	$327,450	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$765,882	18.66%	$235,954	5.750%	$287,248	7.00%	—	N/A
First Financial Bank, N.A	$674,811	16.49%	$235,354	5.750%	$286,518	7.00%	$266,053	6.50%

Leverage Ratio:
Consolidated	$765,882	11.09%	$276,296	4.000%	$276,296	4.00%	—	N/A
First Financial Bank, N.A	$674,811	9.80%	$275,320	4.000%	$275,320	4.00%	$344,151	5.00%

	Actual		Minimum Capital Required Under Basel III Phase-In		Minimum Capital Required-Basel III Fully Phased-In		Required to be Considered Well- Capitalized
As of December 31, 2016:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$739,959	18.45%	$345,827	8.625%	$421,007	10.50%	—	N/A
First Financial Bank, N.A	$633,403	15.84%	$344,930	8.625%	$419,915	10.50%	$399,919	10.00%

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$693,584	17.30%	$265,635	6.625%	$340,815	8.50%	—	N/A
First Financial Bank, N.A	$587,028	14.68%	$264,946	6.625%	$339,931	8.50%	$319,935	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$693,584	17.30%	$205,491	5.125%	$280,671	7.00%	—	N/A
First Financial Bank, N.A	$587,028	14.68%	$204,959	5.125%	$279,943	7.00%	$259,947	6.50%

Leverage Ratio:
Consolidated	$693,584	10.71%	$258,978	4.00%	$258,978	4.00%	—	N/A
First Financial Bank, N.A	$587,028	9.10%	$257,941	4.00%	$257,941	4.00%	$322,426	5.00%

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

In connection with the First Financial Trust & Asset Management Company, National Association’s (the “Trust Company”) application to obtain our trust charter, the Trust Company is required to maintain tangible net assets of $2,000,000 at all times. As of December 31, 2017, our Trust Company had tangible net assets totaling $16,602,000.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Our subsidiary bank may be required at times to maintain reserve balances with the Federal Reserve Bank. At December 31, 2017 and 2016, the subsidiary bank’s reserve balances were $11,504,000 and $4,340,000, respectively.

15. STOCK OPTION PLAN AND RESTRICTED STOCK PLAN:

The Company has an incentive stock plan to provide for the granting of options to employees of the Company at prices not less than market at the date of grant. At December 31, 2017, the Company had allocated 3,180,000 shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years from date of grant at a rate of 20% each year cumulatively during the 10-year term of the option. Shares are issued under the stock option plan from available authorized shares. An analysis of stock option activity for the year ended December 31, 2017 is presented in the table and narrative below:

	Shares	Weighted- Average Ex. Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding, beginning of year	1,094,035	$27.40
Granted	452,450	42.35
Exercised	(140,250)	20.92
Cancelled	(80,270)	30.33

Outstanding, end of year	1,325,965	33.01	7.12	$15,966

Exercisable at end of year	458,715	$23.94	4.66	$9,684

The options outstanding at December 31, 2017 had exercise prices ranging between $16.78 and $42.35. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The following table summarizes information concerning outstanding and vested stock options as of December 31, 2017:

Exercise Price	Number Outstanding	Remaining Contracted Life (Years)	Number Vested
$16.78	87,640	1.4	87,640
15.73	142,620	3.8	142,620
30.85	270,505	5.8	156,225
33.89	382,750	7.8	72,230
$42.35	442,450	9.5	—

The fair value of the options granted during 2017 and 2015 were estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rates of 1.89% and 1.89%; expected dividend yields of 1.79% and 1.89%; expected lives of 6.24 years and 5.78 years; and expected volatilities of 26.51% and 23.36%, respectively.

The weighted-average grant-date fair value of options granted during 2017 and 2015 was $9.90 and $6.72, respectively. There were no grants during 2016. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015, was $3,082,000, $1,226,000 and $1,539,000, respectively.

As of December 31, 2017, there was $5,031,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.21 years. The total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 was $1,246,000, $592,000 and $810,000.

The aggregate intrinsic value of vested stock options at December 31, 2017 totaled $10,981,000.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

On April 28, 2015, shareholders of the Company approved a restricted stock plan for selected employees, officers, non-employee directors and consultants. At December 31, 2017, the Company had allocated 413,000 shares of stock for issuance under the plan.

On July 21, 2015, 7,070 shares were granted to the ten non-employee directors. Total value of these shares totaled $250,000 and was expensed over the period from grant date to April 26, 2016, the next scheduled annual shareholders’ meeting at which the directors’ current term expired. On April 26, 2016, upon re-election of existing directors, 7,660 shares with a total value of $250,000 were granted to the ten non-employee directors and was expensed over the period from grant day to April 25, 2017, the next scheduled annual shareholders’ meeting at which the directors’ current term expired. On April 25, 2017, upon re-election of existing directors, 14,650 restricted shares with a total value of $600,000 were granted to the ten non-employee directors and is being expensed over the period from grant day to April 24, 2018, the Company’s next shareholders’ meeting at which the directors term expires. The Company recorded director expense related to these restricted stock grants of $483,000, $278,000 and $139,000 for the year ended December 31, 2017, 2016, and 2015, respectively.

On October 27, 2015, the Company granted 31,273 shares with a total value of $1,060,000 to certain officers that is being expensed over the vesting period of three years. On October 25, 2016, the Company granted 15,405 shares with a total value of $560,000 to certain officers that is being expensed over the vesting period of three years. On October 24, 2017, the Company granted 14,191 restricted shares with a total value of $655,000 to certain officers that is being expensed over the vesting period of one to three years. The Company recorded restricted stock expense for officers of $562,000, $381,000 and $62,000, respectively, for the year ended December 31, 2017, 2016 and 2015.

16. CONDENSED FINANCIAL INFORMATION—PARENT COMPANY:

Condensed Balance Sheets-December 31, 2017 and 2016

	2017	2016
ASSETS
Cash in subsidiary bank	$14,272	$15,070
Cash in unaffiliated banks	2	2
Interest-bearing deposits in subsidiary bank	64,195	78,179

Total cash and cash equivalents	78,469	93,251
Securities available-for-sale, at fair value	8,515	11,593
Investment in and advances to subsidiaries, at equity	847,445	744,971
Intangible assets	723	723
Other assets	2,654	2,668

Total assets	$937,806	$853,206

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total liabilities	$15,038	$15,321
Shareholders’ equity:
Common stock	663	661
Capital surplus	378,062	372,245
Retained earnings	517,257	446,534
Treasury stock	(7,148)	(6,671)
Deferred compensation	7,148	6,671
Accumulated other comprehensive earnings	26,786	18,445

Total shareholders’ equity	922,768	837,885

Total liabilities and shareholders’ equity	$937,806	$853,206

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Condensed Statements of Earnings-

For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Income:
Cash dividends from subsidiaries	$30,800	$48,800	$51,200
Excess of earnings over dividends of subsidiaries	92,929	58,809	52,911
Other	6,590	4,184	4,185

Total Income	130,319	111,793	108,296

Expenses:
Salaries and employee benefits	8,606	5,655	6,067
Other operating expenses	3,871	3,531	4,439

Total Expense	12,477	9,186	10,506

Earnings before income taxes	117,842	102,607	97,790
Income tax benefit	2,529	2,167	2,591

Net earnings	$120,371	$104,774	$100,381

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Condensed Statements of Cash Flows-

For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Cash flows from operating activities:
Net earnings	$120,371	$104,774	$100,381
Adjustments to reconcile net earnings to net cash provided by operating activities:
Excess of earnings over dividends of subsidiary bank	(92,929)	(58,809)	(52,911)
Depreciation and amortization, net	207	208	197
Decrease (increase) in other assets	438	1,702	507
Increase (decrease) in other liabilities	183	(1,374)	3,743
Other	2	8	—

Net cash provided by operating activities	28,272	46,509	51,917

Cash flows from investing activities:
Cash received in connection with acquisition of banks	—	—	13,125
Maturity of available-for-sale security	2,997	—	—
Purchases of bank premises and equipment	(30)	(94)	(107)
Repayment from investment in and advances to subsidiaries, net	—	—	5,800
Other	—	10	—

Net cash used in (provided by) investing activities	2,967	(84)	18,818

Cash flows from financing activities:
Repayment of subordinated debt	—	—	(13,125)
Proceeds of stock issuances	2,934	1,260	1,545
Cash dividends paid	(48,955)	(44,907)	(38,767)

Net cash used in financing activities	(46,021)	(43,647)	(50,347)

Net increase (decrease) in cash and cash equivalents	(14,782)	2,778	20,388
Cash and cash equivalents, beginning of year	93,251	90,473	70,085

Cash and cash equivalents, end of year	$78,469	$93,251	$90,473

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

17. CASH FLOW INFORMATION:

Supplemental information on cash flows and noncash transactions is as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Supplemental cash flow information:
Interest paid	$9,316	$5,465	$4,085
Federal income taxes paid	29,695	28,348	29,674
Schedule of noncash investing and financing activities:
Assets acquired through foreclosure	2,211	2,269	203
Investment securities purchased but not settled	—	12,381	—
Restricted stock grant to officers and directors	1,139	810	1,310

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

December 31, 2017, 2016 and 2015

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

19. SUBSEQUENT EVENT

On January 1, 2018, the Company acquired 100% of the outstanding capital stock of Commercial Bancshares, Inc. through the merger of a wholly owned subsidiary with and into Commercial Bancshares, Inc. Following such merger, Commercial Bancshares, Inc. and its wholly owned subsidiary, Commercial State Bank, Kingwood, Texas, were merged into the Company and First Financial Bank, National Association, respectively. Considerations paid to the shareholders of Commercial Bancshares, Inc. totaled 1,289,371 shares of the company’s common stock with an aggregate value of $59,400,000 at January 1, 2018.

In addition, Commercial Bancshares, Inc. made a $22,075,000 special dividend to its shareholders prior to closing of the transaction, which was increased for the amount by which Commercial Bancshares, Inc.’s consolidated shareholders’ equity as of January 1, 2018 exceeded $42,402,000, after certain adjustments per the merger agreement. At December 31, 2017, Commercial State Bank, Kingwood, Texas had gross loans totaling $271,533,000, total deposits of $345,908,000 and total assets of $390,112,000.