Form 10-Q
period 2018-03-31
FIRST FINANCIAL BANKSHARES INC
filed 2018-05-02
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 2, 2018
Common Stock, $0.01 par value per share	67,623,470

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company” or “we”) at March 31, 2018 and 2017 and December 31, 2017, and the consolidated statements of earnings, comprehensive earnings, shareholders’ equity and cash flows for the three months ended March 31, 2018 and 2017, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,		December 31,
	2018	2017	2017
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$130,979	$163,674	$209,583
FEDERAL FUNDS SOLD	—	3,840	—
INTEREST-BEARING DEPOSITS IN BANKS	67,060	55,165	162,764

Total cash and cash equivalents	198,039	222,679	372,347
INTEREST-BEARING TIME DEPOSITS IN BANKS	1,458	1,707	1,458
SECURITIES AVAILABLE-FOR-SALE, at fair value	3,276,193	3,018,279	3,087,473
SECURITIES HELD-TO-MATURITY (fair value of $116 at March 31, 2017 )	—	114	—
LOANS:
Held for investment	3,730,051	3,372,512	3,485,569
Less—allowance for loan losses	(49,499)	(46,192)	(48,156)

Net loans held for investment	3,680,552	3,326,320	3,437,413
Held for sale	17,030	13,629	15,130

Net loans	3,697,582	3,339,949	3,452,543
BANK PREMISES AND EQUIPMENT, net	126,446	122,787	124,026
INTANGIBLE ASSETS	175,569	143,435	141,143
OTHER ASSETS	92,162	81,420	75,725

Total assets	$7,567,449	$6,930,370	$7,254,715

LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$2,111,116	$1,827,609	$2,041,650
INTEREST-BEARING DEPOSITS	4,079,647	3,834,359	3,921,311

Total deposits	6,190,763	5,661,968	5,962,961
DIVIDENDS PAYABLE	12,589	11,904	12,589
BORROWINGS	372,155	360,264	331,000
OTHER LIABILITIES	22,128	36,880	25,397

Total liabilities	6,597,635	6,071,016	6,331,947

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock—($0.01 par value, authorized 120,000,000 shares; 67,612,760, 66,131,832 and 66,260,444 shares issued at March 31, 2018 and 2017 and December 31, 2017, respectively)	676	661	663
Capital surplus	437,868	373,023	378,062
Retained earnings	533,427	461,229	517,257
Treasury stock (shares at cost: 493,994, 503,105, and 495,964 at March 31, 2018 and 2017, and December 31, 2017, respectively)	(7,291)	(6,790)	(7,148)
Deferred compensation	7,291	6,790	7,148
Accumulated other comprehensive earnings (loss)	(2,157)	24,441	26,786

Total shareholders’ equity	969,814	859,354	922,768

Total liabilities and shareholders’ equity	$7,567,449	$6,930,370	$7,254,715

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS—(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
INTEREST INCOME:
Interest and fees on loans	$46,746	$39,584
Interest on investment securities:
Taxable	11,354	7,431
Exempt from federal income tax	10,341	11,492
Interest on federal funds sold and interest-bearing deposits in banks	641	276

Total interest income	69,082	58,783
INTEREST EXPENSE:
Interest on deposits	3,519	1,590
Other	114	173

Total interest expense	3,633	1,763

Net interest income	65,449	57,020
PROVISION FOR LOAN LOSSES	1,310	1,950

Net interest income after provision for loan losses	64,139	55,070

NONINTEREST INCOME:
Trust fees	6,904	6,017
Service charges on deposit accounts	4,884	4,550
ATM, interchange and credit card fees	6,996	6,164
Real estate mortgage operations	2,933	3,417
Net gain on sale of available-for-sale securities (includes $1,221 and $3 for the three months ended March 31, 2018 and 2017, respectively, related to accumulated other comprehensive earnings reclassifications)	1,221	3
Net gain on sale of foreclosed assets	99	41
Net (loss) gain on sale of assets	(91)	4
Interest on loan recoveries	119	154
Other	1,358	936

Total noninterest income	24,423	21,286
NONINTEREST EXPENSE:
Salaries and employee benefits	26,203	23,259
Net occupancy expense	2,883	2,600
Equipment expense	3,516	3,437
FDIC insurance premiums	566	547
ATM, interchange and credit card expenses	2,143	1,713
Professional and service fees	2,413	1,817
Printing, stationery and supplies	486	438
Operational and other losses	566	985
Software amortization and expense	524	500
Amortization of intangible assets	387	168
Other	8,111	6,688

Total noninterest expense	47,798	42,152

EARNINGS BEFORE INCOME TAXES	40,764	34,204
INCOME TAX EXPENSE (includes $256 and $1 for the three months ended March 31, 2018 and 2017, respectively, related to income tax expense reclassification)	6,245	7,605

NET EARNINGS	$34,519	$26,599

EARNINGS PER SHARE, BASIC	$0.51	$0.40

EARNINGS PER SHARE, ASSUMING DILUTION	$0.51	$0.40

DIVIDENDS PER SHARE	$0.19	$0.18

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)—(UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
NET EARNINGS	$34,519	$26,599
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain on investment securities available-for-sale, before income taxes	(42,706)	9,228
Reclassification adjustment for realized gains on investment securities included in net earnings, before income taxes	(1,221)	(3)

Total other items of comprehensive earnings (loss)	(43,927)	9,225
Income tax benefit (expense) related to other items of comprehensive earnings	9,225	(3,229)
Reclassification of certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act to retained earnings	5,759	—

COMPREHENSIVE EARNINGS (LOSS)	$5,576	$32,595

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity
Balances at December 31, 2016	66,094,695	$661	$372,245	$446,534	(507,409)	$(6,671)	$6,671	$18,445	$837,885
Net earnings (unaudited)	—	—	—	26,599	—	—	—	—	26,599
Stock option exercises (unaudited)	37,137	—	563	—	—	—	—	—	563
Cash dividends declared, $0.18 per share (unaudited)	—	—	—	(11,904)	—	—	—	—	(11,904)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	5,996	5,996
Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	4,304	(119)	119	—	—
Stock option expense (unaudited)	—	—	215	—	—	—	—	—	215

Balances at March 31, 2017 (unaudited)	66,131,832	$661	$373,023	$461,229	(503,105)	$(6,790)	$6,790	$24,441	$859,354

Balances at December 31, 2017	66,260,444	$663	$378,062	$517,257	(495,964)	$(7,148)	$7,148	$26,786	$922,768
Net earnings (unaudited)	—	—	—	34,519	—	—	—	—	34,519
Stock option exercises (unaudited)	62,945	—	1,355	—	—	—	—	—	1,355
Cash dividends declared, $.019 per share (unaudited)	—	—	—	(12,590)	—	—	—	—	(12,590)
Stock issued in acquisition of Commercial Bancshares, Inc.	1,289,371	13	58,074	—	—	—	—	—	58,087
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(34,702)	(34,702)
Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	1,970	(143)	143	—	—
Stock option expense (unaudited)	—	—	377	—	—	—	—	—	377
Reclassification of certain income tax effects related to the change in U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act to retained earnings	—	—	—	(5,759)	—	—	—	5,759	—

Balances at March 31, 2018 (unaudited)	67,612,760	$676	$437,868	$533,427	(493,994)	$(7,291)	$7,291	$(2,157)	$969,814

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$34,519	$26,599
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,178	2,905
Provision for loan losses	1,310	1,950
Securities premium amortization (discount accretion), net	7,185	7,836
Gain on sale of assets, net	(1,229)	(48)
Deferred federal income tax benefit	261	—
Change in loans held-for-sale	(1,901)	13,269
Change in other assets	(4,462)	5,685
Change in other liabilities	6,269	8,765

Total adjustments	10,611	40,362

Net cash provided by operating activities	45,130	66,961

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition of Commercial Bancshares, Inc.	18,653	—
Activity in available-for-sale securities:
Sales	91,445	6,180
Maturities	107,980	510,416
Purchases	(373,547)	(683,386)
Activity in held-to-maturity securities—maturities	—	8
Net decrease (increase) in loans	21,753	(17,029)
Purchases of bank premises and equipment and other assets	(1,808)	(3,888)
Proceeds from sale of bank premises and equipment and other assets	266	343

Net cash used in investing activities	(135,258)	(187,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	(92,574)	109,887
Net increase (decrease) in interest-bearing deposits	(21,526)	73,542
Net decrease in borrowings	41,155	(85,506)
Common stock transactions:
Proceeds from stock issuances	1,355	563
Dividends paid	(12,590)	(11,898)

Net cash provided by (used in) financing activities	(84,180)	86,588

NET DECREASE IN CASH AND CASH EQUIVALENTS	(174,308)	(33,807)
CASH AND CASH EQUIVALENTS, beginning of period	372,347	256,486

CASH AND CASH EQUIVALENTS, end of period	$198,039	$222,679

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$3,635	$1,822
Federal income taxes paid	—	—
Transfer of loans and bank premises to other real estate	126	1,082
Investment securities purchased but not settled	—	1,640
Restricted stocks grant to directors and officers	—	—

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

Through our subsidiary bank, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of March 31, 2018, we had 72 financial centers across Texas, with eleven locations in Abilene, three locations in Weatherford, two locations in Cleburne, Conroe, San Angelo, Stephenville and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Cut and Shoot, Decatur, Eastland, El Campo, Fort Worth, Fulshear, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Kingwood, Magnolia, Mauriceville, Merkel, Midlothian, Mineral Wells, Montgomery, Moran, New Waverly, Newton, Odessa, Orange, Palacios, Port Arthur, Ranger, Rising Star, Roby, Southlake, Sweetwater, Tomball, Trent, Trophy Club, Vidor, Waxahachie, Willis and Willow Park, all in Texas. Our trust subsidiary has seven locations which are located in Abilene, Fort Worth, Odessa, Beaumont, San Angelo, Stephenville and Sweetwater.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2017. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the year ending December 31, 2018, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the financial statement date. Actual results could vary. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under U.S. Securities and Exchange Commission (“SEC”) rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

Goodwill and other intangible assets are evaluated annually for impairment as of the end of the second quarter. No such impairment has been noted in connection with the current or any prior evaluations.

New Revenue Recognition Standard

ASC 606, “Revenue from Contracts with Customers” established principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of the Company’s revenue is derived from loan and investment income which are specifically excluded from the scope of this standard. Of the Company’s remaining sources of income, substantially all sources of revenue are recognized either by transaction (ATM, interchange, wire transfer, etc.) or when the Company charges a customer for a service that has already been rendered (monthly service charges, account fees, monthly trust management fees, etc.). Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Other non-interest income primarily includes items such as letter of credit fees, gains on the sale of loans held for sale and servicing fees, none of which are subject to the requirements of ASC 606.

Note 2 – Stock Repurchase

On July 25, 2017, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 common shares through September 30, 2020. Previously, the Board had authorized the repurchase of up to 1,500,000 common shares through September 30, 2017. The shares buyback plan authorizes management to repurchase the shares at such time as repurchases are considered beneficial to shareholders. Any repurchase of shares will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through March 31, 2018, no shares were repurchased under this authorization or the previous authorization.

Note 3—Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three months ended March 31, 2018, and 2017, the Company assumes that all dilutive outstanding options to purchase common shares have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the outstanding options and the restricted shares is reflected by application of the treasury stock method, whereby the proceeds from exercised options and restricted shares are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended March 31, 2018 and 2017 were 67,527,010 and 66,073,399 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended March 31, 2018 and 2017 were 67,799,545 and 66,363,222 shares, respectively. For the three months ended March 31, 2018 and 2017, there were no weighted average outstanding stock options that were anti-dilutive that have been excluded from the EPS calculation.

Note 4—Interest-bearing Time Deposits in Banks and Securities

Interest-bearing time deposits in banks totaled $1,458,000, $1,707,000 and $1,458,000 at March 31, 2018 and 2017 and December 31, 2017, respectively, and have original maturities generally ranging from one to two years.

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

A summary of the Company’s available-for-sale securities follows (in thousands):

	March 31, 2018
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises and agencies	$50,467	$—	$(252)	$50,215
Obligations of states and political subdivisions	1,289,886	33,014	(2,767)	1,320,133
Corporate bonds and other	9,382	—	(55)	9,327
Residential mortgage-backed securities	1,449,482	2,912	(24,622)	1,427,772
Commercial mortgage-backed securities	476,060	235	(7,549)	468,746

Total securities available-for-sale	$3,275,277	$36,161	$(35,245)	$3,276,193

	March 31, 2017
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Treasury securities	$10,614	$5	$—	$10,619
Obligations of U.S. government sponsored enterprises and agencies	79,777	130	(2)	79,905
Obligations of states and political subdivisions	1,524,010	47,902	(7,399)	1,564,513
Corporate bonds and other	47,601	333	(3)	47,931
Residential mortgage-backed securities	989,272	7,718	(5,437)	991,553
Commercial mortgage-backed securities	324,716	561	(1,519)	323,758

Total securities available-for-sale	$2,975,990	$56,649	$(14,360)	$3,018,279

	December 31, 2017
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises and agencies	$60,516	$—	$(186)	$60,330
Obligations of states and political subdivisions	1,369,295	52,491	(936)	1,420,850
Corporate bonds and other	11,421	43	(5)	11,459
Residential mortgage-backed securities	1,223,452	4,561	(8,916)	1,219,097
Commercial mortgage-backed securities	377,934	263	(2,460)	375,737

Total securities available-for-sale	$3,042,618	$57,358	$(12,503)	$3,087,473

Disclosures related to the Company’s held-to-maturity securities, which totaled $114,000 at March 31, 2017, have not been presented due to insignificance. There were no such balances in held-to-maturity securities at March 31, 2018 and December 31, 2017.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at March 31, 2018 were computed by using scheduled amortization of balances and historical prepayment rates. At March 31, 2018 and 2017, and December 31, 2017, the Company did not hold CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of available-for-sale securities at March 31, 2018, by contractual and expected maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value
Due within one year	$228,504	$230,019
Due after one year through five years	630,063	648,915
Due after five years through ten years	489,472	498,752
Due after ten years	1,696	1,989
Mortgage-backed securities	1,925,542	1,896,518

Total	$3,275,277	$3,276,193

The following tables disclose, as of March 31, 2018 and 2017, and December 31, 2017, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
March 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S.government sponsored enterprises and agencies	$50,215	$252	$—	$—	$50,215	$252
Obligations of states and political subdivisions	156,791	1,103	43,335	1,664	200,126	2,767
Corporate bonds and other	9,135	51	235	4	9,370	55
Residential mortgage-backed securities	963,962	16,825	224,777	7,797	1,188,739	24,622
Commercial mortgage-backed securities	319,062	6,056	89,801	1,493	408,863	7,549

Total	$1,499,165	$24,287	$358,148	$10,958	$1,857,313	$35,245

	Less than 12 Months		12 Months or Longer		Total
March 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S.government sponsored enterprises and agencies	$10,008	$2	$—	$—	$10,008	$2
Obligations of states and political subdivisions	259,419	7,391	1,215	8	260,634	7,399
Corporate bonds and other	9,001	3	—	—	9,001	3
Residential mortgage-backed securities	494,836	4,544	31,558	893	526,394	5,437
Commercial mortgage-backed securities	225,789	1,454	12,788	65	238,577	1,519

Total	$999,053	$13,394	$45,561	$966	$1,044,614	$14,360

	Less than 12 Months		12 Months or Longer		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. government sponsored enterprises and agencies	$60,329	$186	$—	$—	$60,329	$186
Obligations of state and political subdivisions	66,361	219	44,938	717	111,299	936
Corporate bonds and other	224	2	237	3	461	5
Residential mortgage-backed securities	701,252	3,988	239,641	4,928	940,893	8,916
Commercial mortgage-backed securities	239,548	1,500	92,549	960	332,097	2,460

Total	$1,067,714	$5,895	$377,365	$6,608	$1,445,079	$12,503

The number of investments in an unrealized loss position totaled 484 at March 31, 2018. We do not believe these unrealized losses are “other-than-temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making this determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at March 31, 2018 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At March 31, 2018, 82.61% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 28.97% are guaranteed by the Texas Permanent School Fund.

At March 31, 2018, $2,026,719,000 of the Company’s securities were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During the quarters ended March 31, 2018 and 2017, sales of investment securities that were classified as available-for-sale totaled $91,445,000 and $6,180,000, respectively. Gross realized gains from security sales during the first quarter of 2018 and 2017 totaled $1,242,000 and $5,000, respectively. Gross realized losses from security sales during the first quarter of 2018 and 2017 totaled $21,000 and $2,000, respectively.

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

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral. Other loan impairments for non-collateral dependent loans are measured based on the present value of expected future cash flows or the loan’s observable market price. At March 31, 2018 and 2017, and December 31, 2017, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral less costs to sell.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. For all impaired loans, including the Company’s troubled debt restructurings, the Company performs a periodic, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment to assess the likelihood that all principal and interest payments required under the terms of the agreement will be collected in full. When doubt exists about the ultimate collectability of principal and interest, the troubled debt restructuring remains on non-accrual status and payments received are applied to reduce principal to the extent necessary to eliminate such doubt. This determination of accrual status is judgmental and is based on facts and circumstances related to each troubled debt restructuring. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral, modified loan terms and cash flow. As of March 31, 2018 and 2017, and December 31, 2017, substantially all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

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

Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their acquisition fair value, which includes a credit component at the acquisition date, was based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the discounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on nonaccrual. Contractually required payments for interest and principal that exceed the cash flows expected at acquisition are not recognized as a yield adjustment. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows subsequent to acquisition are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at March 31, 2018 and 2017, and December 31, 2017, was $3,201,000, $937,000 and $618,000, respectively, compared to a contractual balance of $4,129,000, $1,414,000, and $755,000, respectively. Other purchased credit impaired loan disclosures were omitted due to immateriality.

Loans held-for-investment by class of financing receivables are as follows (in thousands):

	March 31,		December 31,
	2018	2017	2017
Commercial	$734,156	$666,687	$684,099
Agricultural	95,958	79,237	94,543
Real estate	2,502,904	2,209,021	2,302,998
Consumer	397,033	417,567	403,929

Total loans held-for-investment	$3,730,051	$3,372,512	$3,485,569

Loans held for sale totaled $17,030,000, $13,629,000 and $15,130,000 at March 31, 2018 and 2017, and December 31, 2017, respectively, which are valued at the lower of cost or fair value.

The Company’s non-accrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	March 31,		December 31,
	2018	2017	2017
Non-accrual loans*	$22,752	$28,080	$17,670
Loans still accruing and past due 90 days or more	327	190	288
Troubled debt restructured loans**	514	695	627

Total	$23,593	$28,965	$18,585

*	Includes $3,201,000, $937,000 and $618,000 of purchased credit impaired loans as of March 31, 2018 and 2017, and December 31, 2017, respectively.
**	Troubled debt restructured loans of $4,608,000, $6,073,000 and $4,629,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at March 31, 2018 and 2017, and December 31, 2017, respectively.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

March 31, 2018		March 31, 2017		December 31, 2017
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$22,752	$4,365	$28,080	$5,072	$17,670	$3,996

The Company had $24,869,000, $30,518,000 and $20,117,000 in non-accrual, past due 90 days or more and still accruing, restructured loans and foreclosed assets at March 31, 2018 and 2017, and December 31, 2017, respectively. Non-accrual loans at March 31, 2018 and 2017, and December 31, 2017, consisted of the following by class of financing receivables (in thousands):

	March 31,		December 31,
	2018	2017	2017
Commercial	$5,351	$6,953	$3,612
Agricultural	143	72	134
Real estate	16,161	19,763	12,838
Consumer	1,097	1,292	1,086

Total	$22,752	$28,080	$17,670

No significant additional funds are committed to be advanced in connection with impaired loans as of March 31, 2018.

The Company’s impaired loans and related allowance as of March 31, 2018 and 2017, and December 31, 2017, are summarized in the following tables by class of financing receivables (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

March 31, 2018	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three- Month Average Recorded Investment
Commercial	$7,360	$1,754	$3,597	$5,351	$1,306	$5,725
Agricultural	159	12	131	143	30	146
Real Estate	20,168	3,799	12,362	16,161	2,580	16,751
Consumer	1,292	117	980	1,097	449	1,149

Total	$28,979	$5,682	$17,070	$22,752	$4,365	$23,771

*	Includes $3,201,000 of purchased credit impaired loans.

March 31, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three- Month Average Recorded Investment
Commercial	$15,986	$770	$6,183	$6,953	$2,017	$9,069
Agricultural	76	—	72	72	17	72
Real Estate	24,748	6,609	13,154	19,763	2,605	18,935
Consumer	1,496	346	946	1,292	433	1,210

Total	$42,306	$7,725	$20,355	$28,080	$5,072	$29,286

*	Includes $937,000 of purchased credit impaired loans.

December 31, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	12 Month Average Recorded Investment
Commercial	$5,597	$518	$3,094	$3,612	$1,194	$4,849
Agricultural	147	—	134	134	31	120
Real Estate	16,823	2,348	10,490	12,838	2,316	13,835
Consumer	1,284	143	943	1,086	455	1,258

Total	$23,851	$3,009	$14,661	$17,670	$3,996	$20,062

*	Includes $618,000 of purchased credit impaired loans.

The Company recognized interest income on impaired loans prior to being recognized as impaired of approximately $624,000 during the year ended December 31, 2017. Such amounts for the three-month period ended March 31, 2018 and 2017 were not significant.

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

The following summarizes the Company’s internal ratings of its loans held-for-investment by class of financing receivables and portfolio segments, which are the same, at March 31, 2018 and 2017, and December 31, 2017 (in thousands):

March 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$705,251	$9,401	$19,504	$—	$734,156
Agricultural	90,975	1,755	3,228	—	95,958
Real Estate	2,415,458	28,638	58,808	—	2,502,904
Consumer	394,312	285	2,436	—	397,033

Total	$3,605,996	$40,079	$83,976	$—	$3,730,051

March 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$623,429	$5,135	$38,123	$—	$666,687
Agricultural	77,050	730	1,457	—	79,237
Real Estate	2,134,703	17,310	57,008	—	2,209,021
Consumer	414,709	166	2,692	—	417,567

Total	$3,249,891	$23,341	$99,280	$—	$3,372,512

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$649,166	$6,282	$28,651	$—	$684,099
Agricultural	90,457	1,527	2,559	—	94,543
Real Estate	2,227,302	29,089	46,607	—	2,302,998
Consumer	401,434	181	2,314	—	403,929

Total	$3,368,359	$37,079	$80,131	$—	$3,485,569

At March 31, 2018 and 2017, and December 31, 2017, the Company’s past due loans are as follows (in thousands):

March 31, 2018	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$4,639	$760	$1,066	$6,465	$727,691	$734,156	$204
Agricultural	332	—	—	332	95,626	95,958	—
Real Estate	16,037	544	748	17,329	2,485,575	2,502,904	76
Consumer	824	221	161	1,206	395,827	397,033	47

Total	$21,832	$1,525	$1,975	$25,332	$3,704,719	$3,730,051	$327

March 31, 2017	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$5,452	$376	$2,450	$8,278	$658,409	$666,687	$—
Agricultural	626	31	27	684	78,553	79,237	15
Real Estate	13,434	1,870	5,085	20,389	2,188,632	2,209,021	151
Consumer	1,058	268	87	1,413	416,154	417,567	24

Total	$20,570	$2,545	$7,649	$30,764	$3,341,748	$3,372,512	$190

December 31, 2017	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$2,039	$1,104	$1,081	$4,224	$679,875	$684,099	$7
Agricultural	640	—	—	640	93,903	94,543	—
Real Estate	12,308	511	1,198	14,017	2,288,981	2,302,998	216
Consumer	1,360	361	135	1,856	402,073	403,929	65

Total	$16,347	$1,976	$2,414	$20,737	$3,464,832	$3,485,569	$288

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The following table details the allowance for loan losses at March 31, 2018 and 2017, and December 31, 2017, by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at March 31, 2018 and 2017, and December 31, 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,306	$30	$2,580	$449	$4,365
Loans collectively evaluated for impairment	7,971	1,482	29,959	5,722	45,134

Total	$9,277	$1,512	$32,539	$6,171	$49,499

March 31, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$2,017	$17	$2,605	$433	$5,072
Loans collectively evaluated for impairment	9,665	929	24,674	5,852	41,120

Total	$11,682	$946	$27,279	$6,285	$46,192

December 31, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,194	$31	$2,316	$455	$3,996
Loans collectively evaluated for impairment	9,671	1,274	27,580	5,635	44,160

Total	$10,865	$1,305	$29,896	$6,090	$48,156

Changes in the allowance for loan losses for the three months ended March 31, 2018 and 2017, are summarized as follows by portfolio segment (in thousands):

Three months ended March 31, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$10,865	$1,305	$29,896	$6,090	$48,156
Provision for loan losses	(1,627)	203	2,434	300	1,310
Recoveries	158	4	242	100	504
Charge-offs	(119)	—	(33)	(319)	(471)

Ending balance	$9,277	$1,512	$32,539	$6,171	$49,499

Three months ended March 31, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$11,707	$1,101	$26,864	$6,107	$45,779
Provision for loan losses	1,003	(153)	773	327	1,950
Recoveries	227	6	52	204	489
Charge-offs	(1,255)	(8)	(410)	(353)	(2,026)

Ending balance	$11,682	$946	$27,279	$6,285	$46,192

The Company’s recorded investment in loans as of March 31, 2018 and 2017, and December 31, 2017 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands). Purchased credit impaired loans of $3,201,000, $937,000 and $618,000 at March 31, 2018 and 2017, and December 31, 2017, respectively, are included in loans individually evaluated for impairment.

March 31, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$5,351	$143	$16,161	$1,097	$22,752
Loans collectively evaluated for impairment	728,805	95,815	2,486,743	395,936	3,707,299

Total	$734,156	$95,958	$2,502,904	$397,033	$3,730,051

March 31, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$6,953	$72	$19,763	$1,292	$28,080
Loans collectively evaluated for impairment	659,734	79,165	2,189,258	416,275	3,344,432

Total	$666,687	$79,237	$2,209,021	$417,567	$3,372,512

December 31, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$3,612	$134	$12,838	$1,086	$17,670
Loan collectively evaluated for impairment	680,487	94,409	2,290,160	402,843	3,467,899

Total	$684,099	$94,543	$2,302,998	$403,929	$3,485,569

The Company’s loans that were modified in the three months ended March 31, 2018 and 2017, and considered troubled debt restructurings are as follows (in thousands):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial	—	$—	$—	4	$234	$234
Agricultural	1	4	4	—	—	—
Real Estate	2	363	363	1	56	56
Consumer	3	74	74	—	—	—

Total	6	$441	$441	5	$290	$290

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$—	$—	—	$90	$144
Agricultural	—	—	4	—	—	—
Real Estate	—	—	363	—	56	—
Consumer	—	—	74	—	—	—

Total	$—	$—	$441	—	$146	$144

During the three months ended March 31, 2017, two loans were modified as troubled debt restructured loan within the previous 12 months and for which there was a payment default. There were no such defaults for the three months ended March 31, 2018. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or more or results in the foreclosure and repossession of the applicable collateral. The loans with payment default are as follows (dollars in thousands):

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Number	Balance	Number	Balance
Commercial	—	$—	1	$53
Agriculture	—	—	—	—
Real Estate	—	—	1	63
Consumer	—	—	—	—

Total	—	$—	2	$116

As of March 31, 2018, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (FHLB) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At March 31, 2018, $2,171,318,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At March 31, 2018, there was no advances outstanding under this line of credit. At March 31, 2018, $2.85 million in letters of credit were outstanding under this line of credit that were pledged as collateral for public funds held by our bank subsidiary.

Note 6 – Borrowings

Borrowings at March 31, 2018 and 2017, and December 31, 2017 consisted of the following (dollars in thousands):

	March 31,		December 31,
	2018	2017	2017
Securities sold under agreements with customers to repurchase	$358,210	$347,339	$320,450
Federal funds purchased	13,945	12,925	10,550

Total	$372,155	$360,264	$331,000

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

Note 7—Income Taxes

Income tax expense was $6,245,000 for the first quarter of 2018 as compared to $7,605,000 for the same period in 2017. The Company’s effective tax rates on pretax income were 15.32% and 22.23% for the first quarters of 2018 and 2017, respectively. The effective tax rates differ from the statutory federal tax rate of 21% for 2018 and 35% for 2017 primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and excess tax benefits related to our directors’ deferred compensation plan.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law with sweeping modifications to the Internal Revenue Service Code. The primary change for the Company was to lower the corporate income tax rate to 21% from 35%. The Company’s deferred tax assets and liabilities were re-measured based on the income tax rules at which they are expected to reverse in the future, which is now generally 21%. The Company continues to analyze certain aspects of the Act resulting in refinement of the calculations which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of the Company’s deferred tax balance was $7,650,000, and was recorded in December 2017 as a reduction of income tax expense. There were no adjustments to this provisional amount recorded in the three months ended March 31, 2018. In addition, income tax rate changes in deferred tax assets and liabilities totaling $5,759,000 related to amounts recorded in accumulated other comprehensive income were reclassified from accumulated other comprehensive income to retained earnings during the first quarter of 2018.

Note 8—Stock Option Plan and Restricted Stock Plan

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. In June 2017, the Company granted 452,450 incentive stock options with an exercise price of $42.35 per share. The fair value of the options was $9.90 per option and was estimated using the Black-Scholes options pricing model with the following weighted average assumptions: risk-free interest rate of 1.89%; expected dividend yield of 1.79%; expected life of 6.24 years; and expected volatility of 26.51%. No options have been granted in 2018.

The Company recorded stock option expense totaling $377,000 and $215,000 for the three-month periods ended March 31, 2018 and 2017, respectively. The additional disclosure requirements under authoritative accounting guidance have been omitted due to the amounts being insignificant.

On April 26, 2016, upon re-election of existing directors, 7,660 restricted shares with a total value of $250,000 were granted to the ten non-employee directors and was expensed over the period from grant date to April 25, 2017, the date of the Annual Shareholders’ Meeting at which these directors’ term expired. On April 25, 2017, upon re-election of existing directors, 14,650 restricted shares with a total value of $600,000 were granted to the ten non-employee directors and is being expensed over the period from the grant date to April 24, 2018, the date of the Annual Shareholders’ Meeting at which these directors’ term expired. The Company recorded director expense related to these restricted share grants of $150,000 and $63,000 for the three-month periods ended March 31, 2018 and 2017, respectively.

On April 24, 2018, upon re-election of nine of the existing directors, 10,710 restricted shares with a total value of $540,000 were granted to these non-employee directors and will be expensed over the period from grant date to April 23, 2019, the Company’s next shareholders’ meeting at which the director’s term expires.

On October 27, 2015, the Company granted 31,273 restricted shares with a total value of $1,060,000 to certain officers that is being expensed over the vesting period of three years. On October 25, 2016, the Company granted 15,405 restricted stock shares with a total value of $560,000 to certain officers that is being expensed over the vesting period of three years. On October 24, 2017, the Company granted 14,191 restricted shares with a total value of $655,000 to certain officers that is being expensed over the vesting period of one to three years. The Company recorded restricted stock expense for officers of $167,000 and $132,000, for the three-month periods ended March 31, 2018 and 2017, respectively.

Note 9—Pension Plan

The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no new participants will be added to the plan and no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of the Pension Protection Act of 2006 (the “Protection Act”), the Company will be required to contribute amounts in future years to fund any shortfalls. The Company has evaluated the provisions of the Protection Act as well as the Internal Revenue Service’s funding standards to develop a plan for funding in future years. The Company made no contribution in 2017, and has not made a contribution through March 31, 2018.

Net periodic benefit costs totaling $56,000 and $84,000 were recorded for the three months ended March 31, 2018 and 2017, respectively.

Note 10—Fair Value Disclosures

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

There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during the three months ended March 31, 2018 and 2017, and the year ended December 31, 2017.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2018 and 2017, and December 31, 2017, respectively, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

March 31, 2018

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of U. S. government sponsored enterprises and agencies	$—	$50,215	$—	$50,215
Obligations of states and political subdivisions	—	1,320,133	—	1,320,133
Corporate bonds	—	4,971	—	4,971
Residential mortgage-backed securities	—	1,427,772	—	1,427,772
Commercial mortgage-backed securities	—	468,746	—	468,746
Other securities	4,356	—	—	4,356

Total	$4,356	$3,271,837	$—	$3,276,193

March 31, 2017

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,619	$—	$—	$10,619
Obligations of U. S. government sponsored enterprises and agencies	—	79,905	—	79,905
Obligations of states and political subdivisions	—	1,564,513	—	1,564,513
Corporate bonds	—	43,503	—	43,503
Residential mortgage-backed securities	—	991,553	—	991,553
Commercial mortgage-backed securities	—	323,758	—	323,758
Other securities	4,428	—	—	4,428

Total	$15,047	$3,003,232	$—	$3,018,279

December 31, 2017

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of U. S. government sponsored enterprises and agencies	—	60,330	—	60,330
Obligations of states and political subdivisions	—	1,420,850	—	1,420,850
Corporate bonds	—	7,031	—	7,031
Residential mortgage-backed securities	—	1,219,097	—	1,219,097
Commercial mortgage-backed securities	—	375,737	—	375,737
Other securities	4,428	—	—	4,428

Total	$4,428	$3,083,045	$—	$3,087,473

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at March 31, 2018:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral less costs to sell. Collateral values are estimated using Level 2 inputs based on observable market data. At March 31, 2018, impaired loans with a carrying value of $22,752,000 were reduced by specific valuation reserves totaling $4,365,000 resulting in a net fair value of $18,387,000. The Company also had impaired loans of $5,682,000 with no specific valuation reserve at March 31, 2018, due to the loans carrying value generally being lower than the value of the collateral associated with the loan.

Loans Held-for-Sale – Loans held-for-sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held-for-sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At March 31, 2018 the Company’s mortgage loans held-for-sale were recorded at cost as fair value exceeded cost.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three months ended March 31, 2018 and 2017 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned (dollars in thousands):

Three Months Ended March 31,
	2018	2017
Carrying value of other real estate owned prior to re-measurement	$—	$—
Write-downs included in gain (loss) on sale of other real estate owned	—	—

Fair value	$—	$—

At March 31, 2018 and 2017, and December 31, 2017, other real estate owned totaled $1,179,000, $1,207,000 and $1,347,000, respectively.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at March 31, 2018 and 2017, and December 31, 2017, were as follows (in thousands):

	March 31,				December 31,
	2018		2017		2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$130,979	$130,979	$163,674	$163,674	$209,583	$209,583	Level 1
Federal funds sold	—	—	3,840	3,840	—	—	Level 1
Interest-bearing deposits in banks	67,060	67,060	55,165	55,165	162,764	162,764	Level 1
Interest-bearing time deposits in banks	1,458	1,458	1,707	1,708	1,458	1,458	Level 2
Available-for-sale Securities	3,276,193	3,276,193	3,018,279	3,018,279	3,087,473	3,087,473	Levels 1 and 2
Held-to-maturity securities	—	—	114	116	—	—	Level 2
Loans	3,697,582	3,718,987	3,339,949	3,368,084	3,452,543	3,470,133	Level 3
Accrued interest receivable	28,631	28,631	26,639	26,639	36,081	36,081	Level 2
Deposits with stated maturities	468,078	469,000	495,720	496,782	451,255	451,255	Level 2
Deposits with no stated maturities	5,722,685	5,722,685	5,166,248	5,166,248	5,511,706	5,511,706	Level 1
Borrowings	372,155	372,155	360,264	360,264	331,000	331,000	Level 2
Accrued interest Payable	195	195	166	166	197	197	Level 2

Note 11—Recently Issued Authoritative Accounting Guidance

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 implements a comprehensive new revenue recognition standard that supersedes substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity applies the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-4 “Revenue from Contracts with Customers – Deferral of the Effective Date” deferred the effective date of ASU 2014-09 by one year and as a result, the new standard became effective in the first quarter of 2018. The Company’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. Based on the Company’s analysis of the effect of the new standard on its recurring revenue streams, the Company did not expect these changes to have a significant impact on the Company’s financial statement, and upon adoption in the first quarter of 2018, no adjustment to opening retained earnings was recorded. See Note 1 for additional information related to the Company’s consideration and analysis of this new standard.

ASU 2016-1, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. ASU 2016-1 became effective for the Company on January 1, 2018 and did not have a significant impact on the Company’s financial statements.

ASU 2016-02, “Leases.” ASU 2016-02 will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. The amended guidance will be effective in the first quarter of 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company continues to evaluate the provision of the new lease standard but, due to the small number and dollar amount of lease agreements presently in effect for the Company, does not expect the new guidance will have a significant impact on the Company’s financial statements.

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

ASU 2017-07, “Compensation – Retirement Benefits, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost.” ASU 2017-17 will require employers that sponsor defined benefit pension plans to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost will be presented separately from the service cost component. ASU 2017-17 became effective in 2018 and, as the Company froze its defined benefit pension plan in 2004, there is no service cost component of its net periodic benefit cost and therefore did not have an impact on the Company’s financial statements.

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

ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018 although early adoption was permitted. The Company early adopted ASU 2018-02 in the first quarter of 2018 and reclassified its stranded tax debit of $5,759,000 within accumulated other comprehensive income to retained earnings.

Note 12 – Acquisition

On October 12, 2017, we entered into an agreement and plan of reorganization to acquire Commercial Bancshares, Inc. and its wholly owned bank subsidiary, Commercial State Bank, Kingwood, Texas. On January 1, 2018, the transaction was completed. Pursuant to the agreement, we issued 1,289,371 shares of the Company’s common stock in exchange for all of the outstanding shares of Commercial Bancshares, Inc. In addition, Commercial Bancshares, Inc. made a $22,075,000 special dividend to its shareholders prior to closing of the transaction, which was increased for the amount by which Commercial Bancshares, Inc.’s consolidated shareholders’ equity as of January 1, 2018 exceeded $42,402,000, after certain adjustments per the merger agreement.

At closing, Commercial Bancshares, Inc. was merged into the Company and Commercial State Bank, Kingwood, Texas, was merged into First Financial Bank, National Association, Abilene, Texas, a wholly owned subsidiary of the Company. The primary purpose of the acquisition was to expand the Company’s market share around Houston. Factors that contributed to a purchase price resulting in goodwill include Commercial State Bank’s record of earnings, strong management and board of directors, strong local economic environment and opportunity for growth. The results of operations from this acquisition are included in the consolidated earnings of the Company commencing January 1, 2018.

The assets acquired and liabilities assumed were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. The acquisition was not considered to be a significant business combination. The following table presents the amounts recorded on the consolidated balance sheet on the acquisition date (dollars in thousands):

Fair value of consideration paid:
Common stock issued (1,289,371 shares)	$58,087

Fair value of identifiable assets acquired:
Cash and cash equivalents	18,653
Securities available-for-sale	64,501
Loans	266,327
Identifiable intangible assets	3,167
Other assets	15,375

Total identifiable assets acquired	368,023

Fair value of liabilities assumed:
Deposits	341,902
Other liabilities	(373)

Total liabilities assumed	341,529

Fair value of net identifiable assets acquired	26,494

Goodwill resulting from acquisition	$31,593

Goodwill recorded in the acquisition was accounted for in accordance with the authoritative business combination guidance. Accordingly, goodwill will not be amortized but will be tested for impairment annually. The goodwill recorded is not deductible for federal income tax purposes.

The fair value of total loans acquired was $266,335,000 at acquisition compared to contractual amounts of $271,714,000. The fair value of purchased credit impaired loans at acquisition was $3,013,000 compared to contractual amounts of $3,806,000. Additional purchased credit impaired loan disclosures were omitted due to immateriality. All other acquired loans were considered performing loans.

Commercial State Bank had branches in Kingwood, Fulshear, El Campo and Palacios, all located around Houston, Texas.

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

The following discussion and analysis of operations and financial condition should be read in conjunction with the financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as those included in the Company’s 2017 Annual Report on Form 10-K.

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

Recent Development

Hurricane Harvey

Houston and the surrounding Gulf Coast region were significantly affected by Hurricane Harvey beginning in late August 2017 and continuing into the fourth quarter of 2017 and first quarter of 2018. Our Company has locations (i) north of Houston in Conroe, Willis, Tomball, Huntsville, Montgomery, Magnolia, New Waverly and Cut and Shoot and (ii) in Southeast Texas in Orange, Beaumont, Vidor, Newton, Mauriceville and Port Arthur. We continue to evaluate the effect of the hurricane on our branch facilities and our loan and investment portfolios. Our initial assessment of our physical buildings and equipment indicates damage primarily at our Mauriceville branch, and amounts not covered by insurance do not appear to be significant. At March 31, 2018, we had loans totaling $455.43 million in our Conroe region and $394.35 million in the Southeast Texas/Orange region. We continue to evaluate these loans and the related collateral and business operations underlying such loans. At March 31, 2018 and December 31, 2017, we provided additional allowance for loan losses as deemed appropriate based on this analysis.

Our tax exempt municipal bonds in the counties of Texas effected by the hurricane have also been evaluated, including insurance on the bonds. At March 31, 2018, our municipal bonds in these counties totaled $434.04 million, but only $87.75 million do not have bond insurance. Based on analysis of these bonds and the related municipality, at March 31, 2018, we do not believe we have any credit related losses other than temporary impairment.

Acquisitions and Asset Purchase

On October 12, 2017, we entered into an agreement and plan of reorganization to acquire Commercial Bancshares, Inc. and its wholly owned bank subsidiary, Commercial State Bank, Kingwood, Texas. On January 1, 2018, the transaction closed. Pursuant to the agreement, we issued 1,289,371 shares of the Company’s common stock in exchange for all of the outstanding shares of Commercial Bancshares, Inc. In addition, in accordance with the plan of reorganization, Commercial Bancshares, Inc. paid a special dividend totaling $22.08 million to its shareholders prior to the closing of this transaction. At the closing, Kingwood Merger Sub., Inc., a wholly-owned subsidiary of the Company, merged into Commercial Bancshares Inc., with Commercial Bancshares, Inc. surviving as a wholly-owned subsidiary of the Company. Immediately following such merger, Commercial Bancshares, Inc. was merged into the Company and Commercial State Bank, Kingwood, Texas was merged into First Financial Bank, National Association, Abilene, Texas, a wholly owned subsidiary of the Company. The total purchase price exceeded the estimated fair value net of assets acquired by approximately $31.24 million and the Company recorded such excess as goodwill. The balance sheet and results of operations of Commercial Bancshares, Inc. have been included in the financial statements of the Company effective January 1, 2018. See note 12 to the consolidated financial statements on page 31 for additional information and disclosure.

Results of Operations

Performance Summary. Net earnings for the first quarter of 2018 were $34.52 million, up $7.92 million when compared with earnings of $26.60 million in the same quarter last year. Basic earnings per share were $0.51 for the first quarter of 2018 compared with $0.40 in the same quarter a year ago. The increase in net earnings and basic earnings per share in the current quarter when compared with the same quarter a year ago largely resulted from the recent enactment of tax legislation that reduced the corporate income tax rate from 35 percent to 21 percent. Without this adjustment, net earnings for the first quarter of 2018 would have been $30.26 million with an adjusted basic earnings per share of $0.45. See note 7 of the consolidated financial statements for additional information.

Also contributing to the increase in net earnings was the Company’s recent acquisition of Commercial Bancshares, Inc. and its wholly owned subsidiary, Commercial State Bank, Kingwood, Texas. See note 12 to the consolidated financial statements for additional information.

The return on average assets was 1.84% for the first quarter of 2018, as compared to 1.57% for the first quarter of 2017. The return on average equity was 14.74% for the first quarter of 2018 as compared to 12.74% for the first quarter of 2017.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $67.92 million for the first quarter of 2018, as compared to $63.57 million for the same period last year. The increase in 2018 compared to 2017 was largely attributable to the increase in interest earning assets, particularly loans and taxable securities, primarily from the acquisition of Commercial State Bank. Average earning assets increased $689.18 million for the first quarter of 2018 over the same period in 2017. Average loans and taxable securities increased $378.96 million and $459.06 million, respectively, for the first quarter of 2018 over the same quarter of 2017. Average interest-bearing liabilities increased $239.59 million for the first quarter of 2018, as compared to the same period in 2017. The yield on earning assets decreased five basis points and the rate paid on interest-bearing liabilities increased sixteen basis points for the first quarter of 2018 compared to the first quarter of 2017. The decrease in yield on average assets was primarily caused by the 87 basis point decrease in yield on tax exempt securities due to the change in income tax rate from 35% to 21%.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
	Change Attributable to		Total Change
	Volume	Rate
Short-term investments	$55	$309	$364
Taxable investment securities	2,495	1,428	3,923
Tax-exempt investment securities (1)	(2,036)	(2,966)	(5,002)
Loans (1) (2)	4,504	2,426	6,930

Interest income	5,018	1,197	6,215
Interest-bearing deposits	138	1,791	1,929
Short-term borrowings	(35)	(25)	(60)

Interest expense	103	1,766	1,869

Net interest income	$4,915	$(569)	$4,346

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 21% for 2018 and 35% for 2017.
(2)	Non-accrual loans are included in loans.

The net interest margin for the first quarter of 2018 was 3.88%, a decrease of 15 basis points from the same period in 2017. The decrease in our net interest margin in 2018 and 2017 was due to (i) the change in the income tax rate from 35% to 21% from the Tax Cuts and Jobs Act and its effect on our tax free municipal bonds and tax free loans and (ii) the result of the extended period of historically low levels of short-term interest rates. We have been able to somewhat mitigate the impact of low short-term interest rates by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and minimizing rates paid on interest bearing liabilities. The Federal Reserve increased rates 25 basis points in the first quarter of 2018, 75 basis points in 2017 and 25 basis points in 2016 and 2015 and continues to issue forward guidance plans to increase rates further in 2018 and 2019. Although increasing, we expect interest rates to remain at lower levels, which will continue the downward pressure on our net interest margin.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three Months Ended March 31,
	2018			2017
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$166,614	$640	1.56%	$138,085	$276	0.81%
Taxable investment securities (2)	1,826,391	11,354	2.49	1,367,331	7,431	2.17
Tax-exempt investment securities (2)(3)	1,352,235	12,559	3.72	1,529,610	17,561	4.59
Loans (3)(4)	3,748,561	46,995	5.08	3,369,599	40,065	4.82

Total earning assets	7,093,801	$71,548	4.09%	6,404,625	$65,333	4.14%
Cash and due from banks	191,759			167,530
Bank premises and equipment, net	127,282			122,793
Other assets	63,327			59,396
Goodwill and other intangible assets, net	164,306			143,534
Allowance for loan losses	(49,625)			(46,292)

Total assets	$7,590,850			$6,851,586

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$4,139,324	$3,519	0.34%	$3,808,933	$1,590	0.17%
Short-term borrowings	357,414	113	0.13	448,217	173	0.16

Total interest-bearing liabilities	4,496,738	$3,632	0.35%	4,257,150	$1,763	0.17%
Noninterest-bearing deposits	2,111,983			1,709,294
Other liabilities	32,082			38,238

Total liabilities	2,144,065			6,004,682
Shareholders’ equity	950,047			846,904

Total liabilities and shareholders’ equity	$7,590,850			$6,851,586

Net interest income		$67,916			$63,570

Rate Analysis:
Interest income/earning assets			4.09%			4.14%
Interest expense/earning assets			(0.21)			(0.11)

Net interest margin			3.88%			4.03%

1)	Short-term investments are comprised of Fed Funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 21% for 2018 and 35% for 2017.
(4)	Non-accrual loans are included in loans.

Noninterest Income. Noninterest income for the first quarter of 2018 was $24.42 million, an increase of $3.14 million compared to the same period in 2017. Trust fees increased 14.74% to $6.90 million in the first quarter of 2018 compared with $6.02 million in the same quarter last year, due to continued growth in the fair value of trust assets managed to $5.23 billion from $4.54 billion a year ago and an increase in trust fees. Service charges on deposit accounts increased 7.34% to $4.88 million compared with $4.55 million in the same quarter last year due to continued growth in net new accounts. ATM, interchange and credit card fees increased 13.50% to $7.00 million compared with $6.16 million in the same quarter last year due to continued growth in debit cards. Also included in noninterest income during the first quarter of 2018 were gains on the sale of securities of $1.22 million compared to $3 thousand for the same quarter in 2017. Real estate mortgage fees decreased in the first quarter of 2018 to $2.93 million compared with $3.42 million in the same quarter a year ago due to a slowdown in refinance activity and the sale of the mortgage servicing portfolio in July 2017.

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

Table 3 - Noninterest Income (in thousands):

	Three Months Ended March 31,
	2018	Increase (Decrease)	2017
Trust fees	$6,904	$887	$6,017
Service charges on deposit accounts	4,884	334	4,550
ATM, interchange and credit card fees	6,996	832	6,164
Real estate mortgage operations	2,933	(484)	3,417
Net gain on sale of available-for-sale securities	1,221	1,218	3
Net gain (loss) on sale of foreclosed assets	99	58	41
Net gain (loss) on sale of assets	(91)	(95)	4
Interest on loan recoveries	119	(35)	154
Other:
Check printing fees	42	4	38
Safe deposit rental fees	203	10	193
Credit life fees	97	(30)	127
Brokerage commissions	420	139	281
Miscellaneous income	596	299	297

Total other	1,358	422	936

Total Noninterest Income	$24,423	$3,137	$21,286

Noninterest Expense. Total noninterest expense for the first quarter of 2017 was $47.80 million, an increase of $5.65 million compared to $42.15 million in the same period of 2017. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the first quarter of 2018 was 51.76%, compared to 49.67% for the same period in 2017.

Salaries and employee benefits for the first quarter of 2018 totaled $26.20 million, an increase of $2.94 million compared to the same period in 2017. The increase was primarily driven by (i) annual merit pay increases that were effective March 1, 2018 (ii) an increase in our profit sharing expenses of $183 thousand over the same quarter in 2017, (iii) an increase in stock option and stock grant expense of $197 thousand due to the stock option grants in June 2017, and (iv) increases in all categories from the acquisition of Commercial State Bank.

All other categories of noninterest expense for the first quarter of 2018 totaled $21.59 million, an increase of $2.70 million compared to the same quarter in 2017. Included in noninterest expense in the first quarter of 2018 were technology contract termination and conversion related costs totaling $1.55 million related to the Commercial State Bank acquisition. Also included in noninterest expense in the first quarter of 2018 were increases in professional and service fees of $596 thousand and ATM, interchange and credit card fees of $430 thousand when compared to the same quarter a year ago.

Table 4 - Noninterest Expense (in thousands):

	Three Months Ended March 31,
	2018	Increase (Decrease)	2017
Salaries	$19,724	$2,163	$17,561
Medical	2,421	252	2,169
Profit sharing	1,209	183	1,026
Pension	56	(28)	84
401(k) match expense	676	67	609
Payroll taxes	1,573	110	1,463
Stock option and stock grant expense	544	197	347

Total salaries and employee benefits	26,203	2,944	23,259
Net occupancy expense	2,883	283	2,600
Equipment expense	3,516	79	3,437
FDIC assessment fees	566	19	547
ATM, interchange and credit card expense	2,143	430	1,713
Professional and service fees	2,413	596	1,817
Printing, stationery and supplies	486	48	438
Operational and other losses	566	(419)	985
Software amortization and expense	524	24	500
Amortization of intangible assets	387	219	168
Other:
Data processing fees	131	—	131
Postage	432	13	419
Advertising	866	3	863
Correspondent bank service charges	190	(27)	217
Telephone	941	156	785
Public relations and business development	709	28	681
Directors’ fees	457	123	334
Audit and accounting fees	411	(43)	454
Legal fees	362	(264)	626
Regulatory exam fees	325	33	292
Travel	391	120	271
Courier expense	220	16	204
Other real estate	40	17	23
Other miscellaneous expense	2,636	1,248	1,388

Total other	8,111	1,423	6,688

Total Noninterest Expense	$47,798	$5,646	$42,152

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for 1-4 family residences and commercial real estate. The structure of loans in the real estate mortgage area generally provides re-pricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of March 31, 2018, total loans held for investment were $3.73 billion, an increase of $244.48 million, as compared to December 31, 2017 balances. As compared to December 31, 2017, commercial loans increased $50.06 million, agricultural loans increased $1.42 million, real estate loans increased $199.91 million, and consumer loans decreased $6.91 million. Loans averaged $3.75 billion during the first quarter of 2018, an increase of $378.96 million from the prior year first quarter average balances. The increases noted were primarily due to the Commercial State Bank acquisition.

Table 5 - Composition of Loans (in thousands):

	March 31,		December 31,
	2018	2017	2017
Commercial	$734,156	$666,687	$684,099
Agricultural	95,958	79,237	94,543
Real estate	2,502,904	2,209,021	2,302,998
Consumer	397,033	417,567	403,929

Total loans held-for-investment	$3,730,051	$3,372,512	$3,485,569

At March 31, 2018, our real estate loans represent approximately 67.10% of our loan portfolio and are comprised of (i) 1-4 family residence loans of 45.80%, (ii) commercial real estate loans of 24.84%, generally owner occupied, (iii) other loans, which includes ranches, hospitals and universities, of 14.87%, (iv) residential development and construction loans of 8.28%, which includes our custom and speculation home construction loans and (v) commercial development and construction loans of 6.21%.

Loans held for sale, consisting of secondary market mortgage loans, totaled $17.03 million, $13.63 million, and $15.13 million at March 31, 2018 and 2017, and December 31, 2017 respectively, which are valued using the lower of cost or market method.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $24.87 million at March 31, 2018, as compared to $30.52 million at March 31, 2017 and $20.12 million at December 31, 2017. As a percent of loans and foreclosed assets, these assets were 0.66% at March 31, 2018, as compared to 0.90% at March 31, 2017 and 0.57% at December 31, 2017. As a percent of total assets, these assets were 0.33% at March 31, 2018, as compared to 0.44% at March 31, 2017 and 0.28% at December 31, 2017. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at March 31, 2018.

Supplemental Oil and Gas Information. As of March 31, 2018, the Company’s exposure to the oil and gas industry totaled 2.30% of gross loans, or $86.22 million, up $26.05 million from December 31, 2017 year-end levels, and consisted (based on collateral supporting the loan) of (i) development and production loans of 1.18%, (ii) oil and gas field servicing loans of 11.35%, (iii) real estate loans of 46.24%, (iv) accounts receivable and inventory of 9.74% and (v) other of 31.49%. The increase in oil and gas related loans at March 31, 2018 when compared to December 31, 2017 balances primarily resulted from the Company’s acquisition of Commercial State Bank. The Company instituted additional monitoring procedures for these loans and classified, downgraded and charged-off loans as appropriate. The following oil and gas information is as of and for the quarters ended March 31, 2018 and 2017, and December 31, 2017:

	March 31,		December 31,
	2018	2017	2017
Oil and gas related loans	$86,218	$75,262	$60,164
Oil and gas related loans as a % of total loans	2.30%	2.22%	1.72%
Classified oil and gas related loans	$10,485	$29,077	$20,346
Nonaccrual oil and gas related loans	1,460	3,208	1,414
Net charge-offs for oil and gas related loans for quarter/year then ended	—	—	50
Allowance for oil and gas related loans as a % of oil and gas loans	3.64%	6.59%	7.90%

Table 6 – Non-accrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	March 31,		December 31,
	2018	2017	2017
Non-accrual loans*	$22,752	$28,080	$17,670
Loans still accruing and past due 90 days or more	327	190	288
Troubled debt restructured loans**	514	695	627

Nonperforming Loans	23,593	28,965	18,585
Foreclosed assets	1,276	1,553	1,532

Total nonperforming assets	$24,869	$30,518	$20,117

As a % of loans and foreclosed assets	0.66%	0.90%	0.57%
As a % of total assets	0.33%	0.44%	0.28%

*	Includes $3.20 million, $937 thousand and $618 thousand of purchased credit impaired loans as of March 31, 2018 and 2017, and December 31, 2017, respectively.
**	Other troubled debt restructured loans of $4.61 million, $6.07 million and $4.63 million, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at March 31, 2018 and 2017, and December 31, 2017, respectively.

We record interest payments received on non-accrual loans as reductions of principal. Prior to the loans being placed on non-accrual, we recognized interest income on impaired loans of approximately $263 thousand for the year ended December 31, 2017. If interest on these impaired loans had been recognized on a full accrual basis during the year ended December 31, 2017, such income would have approximated $2.15 million. Such amounts for the 2018 and 2017 interim periods were not significant.

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see note 5 to our notes to the consolidated financial statements (unaudited). The provision for loan losses was $1.31 million for the first quarter of 2018, as compared to $1.95 million for the first quarter of 2017. The continued provision for loan losses in 2018 and 2017 reflects the growth in the loan portfolio. As a percent of average loans, net loan charge-offs were 0.00% for the first quarter of 2018, as compared to 0.18% for the first quarter of 2017. The allowance for loan losses as a percent of loans was 1.32% as of March 31, 2018, as compared to 1.36% as of March 31, 2017 and 1.38% as of December 31, 2017. Included in Table 7 is further analysis of our allowance for loan losses.

Table 7 - Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended March 31,
	2018	2017
Allowance for loan losses at period-end	$49,499	$46,192
Loans held for investment at period-end	3,730,051	3,372,512
Average loans for period	3,748,561	3,369,599
Net charge-offs/average loans (annualized)	—%	0.18%
Allowance for loan losses/period-end loans	1.32%	1.36%
Allowance for loan losses/non-accrual loans, past due 90 days still accruing and restructured loans	209.80%	159.48%

Interest-Bearing Deposits in Banks. At March 31,2018, our interest-bearing deposits in banks were $68.52 million compared to $56.87 million at March 31, 2017 and $164.22 million at December 31, 2017, respectively. At March 31, 2018, interest-bearing deposits in banks included $1.46 million invested in FDIC-insured certificates of deposit, $66.32 million maintained at the Federal Reserve Bank of Dallas and $735.82 thousand on deposit with the Federal Home Loan Bank of Dallas (“FHLB”).

Available-for-Sale and Held-to-Maturity Securities. At March 31, 2018, securities with a fair value of $3.28 billion were classified as securities available-for-sale. As compared to December 31, 2017, the available-for-sale portfolio at March 31, 2018 reflected (i) a decrease of $10.12 million in obligations of U.S. government sponsored enterprises and agencies, (ii) a decrease of $100.72 million in obligations of states and political subdivisions, (iii) a decrease of $2.14 million in corporate bonds and other, and (iv) an increase of $301.68 million in mortgage-backed securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See note 4 to the consolidated financial statements (unaudited) for additional disclosures relating to the investment portfolio at March 31, 2018 and 2017, and December 31, 2017.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at March 31, 2018 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. government sponsored enterprises and agencies	$45,241	1.42%	$4,974	1.64%	$—	—%	$—	—%	$50,215	1.44%
Obligations of states and political subdivisions	175,903	4.49	643,489	4.14	498,752	3.94	1,989	5.65	1,320,133	4.11
Corporate bonds and other securities	8,873	2.18	454	1.87	—	—	—	—	9,327	2.16
Mortgage-backed securities	52,010	1.63	1,071,079	2.40	723,521	2.91	49,908	3.32	1,896,518	2.60

Total	$282,027	3.39%	$1,719,996	3.05%	$1,222,273	3.33%	$51,897	3.41%	$3,276,193	3.19%

Amounts for held-to-maturity securities are not included herein due to insignificance.

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 21%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.

As of March 31, 2018, the investment portfolio had an overall tax equivalent yield of 3.19%, a weighted average life of 4.46 years and modified duration of 3.95 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $6.19 billion as of March 31, 2018, as compared to $5.66 billion as of March 31, 2017 and $5.96 billion as of December 31, 2017. Table 9 provides a breakdown of average deposits and rates paid for the three months periods ended March 31, 2018 and 2017.

Table 9 — Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended March 31,
	2018		2017
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$2,111,983	—%	$1,709,294	—%
Interest-bearing deposits:
Interest-bearing checking	2,128,285	0.47	1,879,024	0.18
Savings and money market accounts	1,531,120	0.19	1,427,760	0.12
Time deposits under $100,000	215,160	0.20	220,123	0.17
Time deposits of $100,000 or more	264,759	0.36	282,026	0.31

Total interest-bearing deposits	4,139,324	0.34%	3,808,933	0.17%

Total average deposits	$6,251,307		$5,518,227

Borrowings. Included in borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $372.16 million, $360.26 million and $331.00 million at March 31, 2018 and 2017 and December 31, 2017, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the borrowings. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $357.41 million and $448.22 million in the first quarter of 2018 and 2017, respectively. The weighted average interest rates paid on these borrowings were 0.13% and 0.16% for the first quarters of 2018 and 2017, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $969.81 million, or 12.82% of total assets at March 31, 2018, as compared to $859.35 million, or 12.40% of total assets at March 31, 2018 and $922.77 million, or 12.72% of total assets at December 31, 2017. Included in shareholders’ equity at March 31, 2018 and 2017 and December 31, 2017, were $724 thousand, $27.49 million and $35.43 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. For the first quarter of 2018, total shareholders’ equity averaged $950.05 million, or 12.52% of average assets, as compared to $846.90 million, or 12.36% of average assets, during the same period in 2017.

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

As of March 31, 2018 and 2017, and December 31, 2017, we had a total capital to risk-weighted assets ratio of 19.58%, 18.72% and 19.85%, a Tier 1 capital to risk-weighted assets ratio of 18.43%, 17.56% and 18.66%; a common equity Tier 1 to risk-weighted assets ratio of 18.43%, 17.56% and 18.66% and a leverage ratio of 10.90%, 10.60% and 11.09%, respectively. The regulatory capital ratios as of March 31, 2018 and 2017, and December 31, 2017 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

As of March 31, 2018 and 2017, and December 31, 2017, the regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required Under Basel III Phase-In		Minimum Capital Required-Basel III Fully Phased-In		Required to be Considered Well- Capitalized
As of March 31,2018:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$858,195	19.58%	$432,892	9.875%	$460,290	10.50%	—	N/A
First Financial Bank, N.A	$776,039	17.75%	$431,800	9.875%	$459,129	10.50%	$437,266	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$808,112	18.43%	$345,218	7.875%	$372,616	8.50%	—	N/A
First Financial Bank, N.A	$725,956	16.60%	$344,347	7.875%	$371,676	8.50%	$349,812	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$808,112	18.43%	$279,462	6.375%	$306,860	7.00%	—	N/A
First Financial Bank, N.A	$725,956	16.60%	$278,757	6.375%	$306,086	7.00%	$284,223	6.50%
Leverage Ratio:
Consolidated	$808,112	10.90%	$296,504	4.00%	$296,504	4.00%	—	N/A
First Financial Bank, N.A	$725,956	9.82%	$295,761	4.00%	$295,761	4.00%	$369,701	5.00%

	Actual		Minimum Capital Required Under Basel III Phase-In		Minimum Capital Required-Basel III Fully Phased-In		Required to be Considered Well- Capitalized
As of March 31, 2017:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$755,961	18.72%	$373,554	9.25%	$424,035	10.50%	—	N/A
First Financial Bank, N.A	$659,141	16.36%	$372,656	9.25%	$423,015	10.50%	$402,872	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$709,172	17.56%	$292,786	7.25%	$343,266	8.50%	—	N/A
First Financial Bank, N.A	$612,353	15.20%	$292,082	7.25%	$342,441	8.50%	$322,297	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$709,172	17.56%	$232,209	5.75%	$282,690	7.00%	—	N/A
First Financial Bank, N.A	$612,353	15.20%	$231,651	5.75%	$282,010	7.00%	$261,867	6.50%
Leverage Ratio:
Consolidated	$709,172	10.60%	$267,528	4.00%	$267,528	4.00%	—	N/A
First Financial Bank, N.A	$612,353	9.19%	$266,548	4.00%	$266,548	4.00%	$333,185	5.00%

	Actual		Minimum Capital Required Under Basel III Phase-In		Minimum Capital Required-Basel III Fully Phased-In		Required to be Considered Well- Capitalized
As of December 31, 2017:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$814,634	19.85%	$379,578	9.250%	$430,872	10.50%	—	N/A
First Financial Bank, N.A	$723,563	17.68%	$378,614	9.250%	$429,777	10.50%	$409,312	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$765,882	18.66%	$297,507	7.250%	$348,801	8.50%	—	N/A
First Financial Bank, N.A	$674,811	16.49%	$296,751	7.250%	$347,915	8.50%	$327,450	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$765,882	18.66%	$235,954	5.750%	$287,248	7.00%	—	N/A
First Financial Bank, N.A	$674,811	16.49%	$235,354	5.750%	$286,518	7.00%	$266,053	6.50%
Leverage Ratio:
Consolidated	$765,882	11.09%	$276,296	4.000%	$276,296	4.00%	—	N/A
First Financial Bank, N.A	$674,811	9.80%	$275,320	4.000%	$275,320	4.00%	$344,151	5.00%

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

As of March 31, 2018, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.26% and 0.10%, respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 100 basis points would result in a negative variance in net interest income of 3.39% relative to the current financial statement structure over the next twelve months. We consider the likelihood of a decrease in interest rates beyond 100 basis points as of March 31, 2018 remote given the Federal Reserves proposed rate increase. Our model simulation as of March 31, 2018 indicates that our balance sheet is more liability sensitive in the short-term categories. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB (see below) and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures in June 2019 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At March 31, 2018, no amounts were drawn on these lines of credit. Our subsidiary bank also has available a line of credit with the FHLB totaling $1.22 billion, at March 31, 2018, secured by portions of our loan portfolio and certain investment securities. At March 31, 2018, the Company did not have any advances outstanding but had $2.85 million in letters of credit outstanding under this line of credit.

The Company renewed its loan agreement, effective June 30, 2017, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2019, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2019. If a balance exists at June 30, 2019, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at The Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at March 31, 2018. There was no outstanding balance under the line of credit as of March 31, 2018 or December 31, 2017.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $64.20 million at March 31, 2018, investment securities which totaled $8.36 million at March 31, 2018 and mature over 5 to 12 years, available dividends from our subsidiaries which totaled $186.27 million at March 31, 2018, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of March 31, 2018, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

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

Table 10 – Commitments as of March 31, 2018 (in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$612,557
Unfunded commitments to extend credit	306,090
Standby letters of credit	26,964

Total commercial commitments	$945,611

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At March 31, 2018, approximately $186.27 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $1.80 million and $1.20 million for the three-month periods ended March 31, 2018 and 2017, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 36.47% and 44.75% of net earnings for the first three months of 2018 and 2017, respectively. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy. On April 24, 2018, the Board of Directors declared a $0.21 per share cash dividend for the second quarter, an increase of $0.02 or 10.53% over 2017.

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

Item 4. Controls and Procedures

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

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

Item 1A. Risk Factors

There has been no material change in the risk factors previously disclosed under Item 1A. of the Company’s 2017 Annual Report on Form 10-K.

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

FIRST FINANCIAL BANKSHARES, INC.

Date: May 2, 2018	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: May 2, 2018	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and
Chief Financial Officer