Form 10-Q
period 2018-06-30
FIRST FINANCIAL BANKSHARES INC
filed 2018-07-31
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2018
Common Stock, $0.01 par value per share	67,669,658

TABLE OF

CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company” or “we”) at June 30, 2018 and 2017 and December 31, 2017, and the consolidated statements of earnings and comprehensive earnings for the three and six months ended June 30, 2018 and 2017, and the consolidated statements of shareholders’ equity and cash flows for the six months ended June 30, 2018 and 2017, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30,		December 31,
	2018	2017	2017
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$178,217	$163,435	$209,583
FEDERAL FUNDS SOLD	8,450	3,740	—
INTEREST-BEARING DEPOSITS IN BANKS	99,499	53,336	162,764

Total cash and cash equivalents	286,166	220,511	372,347
INTEREST-BEARING TIME DEPOSITS IN BANKS	1,458	1,458	1,458
SECURITIES AVAILABLE-FOR-SALE, at fair value	3,197,567	2,964,513	3,087,473
SECURITIES HELD-TO-MATURITY (fair value of
$107 at June 30, 2017)
	—	105	—
LOANS:
Held for investment	3,831,480	3,439,352	3,485,569
Less - allowance for loan losses	(49,951)	(47,410)	(48,156)

Net loans held for investment	3,781,529	3,391,942	3,437,413
Held for sale	24,289	18,327	15,130

Net loans	3,805,818	3,410,269	3,452,543
BANK PREMISES AND EQUIPMENT, net	130,366	123,620	124,026
INTANGIBLE ASSETS	175,185	143,120	141,143
OTHER ASSETS	88,910	83,796	75,725

Total assets	$7,685,470	$6,947,392	$7,254,715

LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$2,105,953	$1,856,439	$2,041,650
INTEREST-BEARING DEPOSITS	4,104,654	3,770,170	3,921,311

Total deposits	6,210,607	5,626,609	5,962,961
DIVIDENDS PAYABLE	14,211	12,572	12,589
BORROWINGS	456,935	379,324	331,000
OTHER LIABILITIES	18,089	41,445	25,397

Total liabilities	6,699,842	6,059,950	6,331,947

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock - ($0.01 par value, authorized 120,000,000 shares; 67,669,658, 66,170,312 and 66,260,444 shares issued at June 30, 2018 and 2017 and December 31, 2017, respectively)	677	662	663
Capital surplus	439,731	374,391	378,062
Retained earnings	556,615	476,912	517,257
Treasury stock (shares at cost: 491,170, 501,198, and 495,964 at June 30, 2018 and 2017 and December 31, 2017, respectively)	(7,419)	(6,948)	(7,148)
Deferred compensation	7,419	6,948	7,148
Accumulated other comprehensive earnings (loss)	(11,395)	35,477	26,786

Total shareholders’ equity	985,628	887,442	922,768

Total liabilities and shareholders’ equity	$7,685,470	$6,947,392	$7,254,715

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
INTEREST INCOME:
Interest and fees on loans	$49,105	$41,311	$95,851	$80,894
Interest on investment securities:
Taxable	12,719	8,343	24,073	15,774
Exempt from federal income tax	9,983	11,408	20,324	22,900
Interest on federal funds sold and interest-bearing deposits in banks	271	120	912	397

Total interest income	72,078	61,182	141,160	119,965
INTEREST EXPENSE:
Interest on deposits	4,005	1,930	7,524	3,520
Other	462	167	576	340

Total interest expense	4,467	2,097	8,100	3,860

Net interest income	67,611	59,085	133,060	116,105
PROVISION FOR LOAN LOSSES	1,105	1,725	2,415	3,675

Net interest income after provision for loan losses	66,506	57,360	130,645	112,430

NONINTEREST INCOME:
Trust fees	7,070	5,747	13,975	11,764
Service charges on deposit accounts	5,375	4,883	10,259	9,433
ATM, interchange and credit card fees	7,041	6,598	14,037	12,762
Real estate mortgage operations	3,951	4,188	6,884	7,605
Net gain on sale of available-for-sale securities (includes $67 and $747 for the three months ended June 30, 2018 and 2017, respectively, and $1,288 and $750 for the six months ended June 30, 2018 and 2017, respectively, related to accumulated other comprehensive earnings reclassifications)	67	747	1,288	750
Net gain (loss) on sale of foreclosed assets	19	(72)	118	(31)
Net gain (loss) on sale of assets	—	(200)	(91)	(196)
Interest on loan recoveries	289	337	408	491
Other	1,676	942	3,034	1,877

Total noninterest income	25,488	23,170	49,912	44,455
NONINTEREST EXPENSE:
Salaries and employee benefits	26,862	23,465	53,065	46,724
Net occupancy expense	2,806	2,771	5,689	5,370
Equipment expense	3,440	3,665	6,957	7,102
FDIC insurance premiums	632	550	1,199	1,097
ATM, interchange and credit card expenses	2,205	1,803	4,348	3,516
Professional and service fees	2,026	2,025	4,439	3,842
Printing, stationery and supplies	612	536	1,098	974
Operational and other losses	305	574	871	1,559
Software amortization and expense	479	995	1,003	1,495
Amortization of intangible assets	384	165	771	333
Other	7,393	7,226	15,503	13,914

Total noninterest expense	47,144	43,775	94,943	85,926

EARNINGS BEFORE INCOME TAXES	44,850	36,755	85,614	70,959
INCOME TAX EXPENSE (includes $14 and $261 for the three months ended June 30, 2018 and 2017, respectively, and $270 and $263 for the six months ended June 30, 2018 and 2017, respectively, related to income tax expense from reclassification items)	7,217	8,500	13,462	16,105

NET EARNINGS	$37,633	$28,255	$72,152	$54,854

EARNINGS PER SHARE, BASIC	$0.56	$0.43	$1.07	$0.83

EARNINGS PER SHARE, ASSUMING DILUTION	$0.55	$0.43	$1.06	$0.83

DIVIDENDS PER SHARE	$0.21	$0.19	$0.40	$0.37

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) - (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NET EARNINGS	$37,633	$28,255	$72,152	$54,854
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	(11,600)	17,725	(54,306)	26,953
Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(67)	(747)	(1,288)	(750)

Total other items of comprehensive earnings (loss)	(11,667)	16,978	(55,594)	26,203
Income tax benefit (expense) related to other items of comprehensive earnings	2,450	(5,842)	11,675	(9,171)
Reclassification of certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act to retained earnings	—	—	5,759	—

COMPREHENSIVE EARNINGS	$28,416	$39,391	$33,992	$71,886

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred Compensation	Comprehensive Earnings	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts			Equity
Balances at December 31, 2016	66,094,695	$661	$372,245	$446,534	(507,409)	$(6,671)	$6,671	$18,445	$837,885
Net earnings (unaudited)	—	—	—	54,854	—	—	—	—	54,854
Stock option exercises (unaudited)	60,967	1	1,114	—	—	—	—	—	1,115
Restricted stock grant (unaudited)	14,650	—	600	—	—	—	—	—	600
Cash dividends declared, $0.37 per share (unaudited)	—	—	—	(24,476)	—	—	—	—	(24,476)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	17,032	17,032
Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	6,211	(277)	277	—	—
Stock option expense (unaudited)	—	—	432	—	—	—	—	—	432

Balances at June 30, 2017 (unaudited)	66,170,312	$662	$374,391	$476,912	(501,198)	$(6,948)	$6,948	$35,477	$887,442

Balances at December 31, 2017	66,260,444	$663	$378,062	$517,257	(495,964)	$(7,148)	$7,148	$26,786	$922,768
Net earnings (unaudited)	—	—	—	72,152	—	—	—	—	72,152
Stock option exercises (unaudited)	109,133	1	2,318	—	—	—	—	—	2,319
Restricted stock grant (unaudited)	10,710	—	523	—	—	—	—	—	523
Cash dividends declared, $0.40 per share (unaudited)	—	—	—	(27,056)	—	—	—	—	(27,056)
Stock issued in acquisition of Commercial Bancshares, Inc.	1,289,371	13	58,074	—	—	—	—	—	58,087
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—		(43,919)	(43,919)
Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	4,794	(271)	271	—	—
Stock option expense (unaudited)	—	—	754	—	—	—	—	—	754
Reclassification of certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act to retained earnings (umaudited)	—	—	—	(5,759)	—	—	—	5,759	—
Reclassification of unrealized gain in equity securities at December 31, 2017 from accumulated other comprehensive earnings to retained earnings (unaudited)	—	—	—	21	—	—	—	(21)	—

Balances at June 30, 2018 (unaudited)	67,669,658	$677	$439,731	$556,615	(491,170)	$(7,419)	$7,419	$(11,395)	$985,628

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$72,152	$54,854
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,433	6,209
Provision for loan losses	2,415	3,675
Securities premium amortization (discount accretion), net	14,109	15,592
Gain on sale of assets, net	(1,245)	(523)
Deferred federal income tax benefit	(908)	(614)
Change in loans held-for-sale	(9,009)	8,572
Change in other assets	(1,192)	4,210
Change in other liabilities	6,218	5,533

Total adjustments	16,821	42,654

Net cash provided by operating activities	88,973	97,508

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition of Commercial Bancshares, Inc.	18,653	—
Net decrease in interest-bearing time deposits in banks	—	249
Activity in available-for-sale securities:
Sales	149,125	36,971
Maturities	3,208,139	604,582
Purchases	(3,471,387)	(741,922)
Activity in held-to-maturity securities - maturities	—	17
Net increase in loans	(80,480)	(85,212)
Purchases of bank premises and equipment and other assets	(8,544)	(7,705)
Proceeds from sale of bank premises and equipment and other assets	776	599

Net cash used in investing activities	(183,718)	(192,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	(97,737)	138,717
Net increase in interest-bearing deposits	3,481	9,353
Net increase (decrease) in borrowings	125,935	(66,446)
Common stock transactions:
Proceeds from stock issuances	2,319	1,115
Dividends paid	(25,434)	(23,801)

Net cash provided by (used in) financing activities	8,564	58,938

NET DECREASE IN CASH AND CASH EQUIVALENTS	(86,181)	(35,975)
CASH AND CASH EQUIVALENTS, beginning of period	372,347	256,486

CASH AND CASH EQUIVALENTS, end of period	$286,166	$220,511

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$8,074	$3,921
Federal income taxes paid	12,762	13,348
Transfer of loans and bank premises to other real estate	126	1,916
Investment securities purchased but not settled	—	4,325
Restricted stocks grant to directors and officers	523	600
Stock issued in acquisition of Commercial Bancshares, Inc.	58,087	—

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

Through our subsidiary bank, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of June 30, 2018, we had 72 financial centers across Texas, with eleven locations in Abilene, three locations in Weatherford, two locations in Cleburne, Conroe, San Angelo, Stephenville and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Cut and Shoot, Decatur, Eastland, El Campo, Fort Worth, Fulshear, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Kingwood, Magnolia, Mauriceville, Merkel, Midlothian, Mineral Wells, Montgomery, Moran, New Waverly, Newton, Odessa, Orange, Palacios, Port Arthur, Ranger, Rising Star, Roby, Southlake, Sweetwater, Tomball, Trent, Trophy Club, Vidor, Waxahachie, Willis and Willow Park, all in Texas. Our trust subsidiary has seven locations which are located in Abilene, Fort Worth, Odessa, Beaumont, San Angelo, Stephenville and Sweetwater.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2017. All adjustments were of a normal recurring nature. However, the results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the year ending December 31, 2018, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the financial statement date. Actual results could vary. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under U.S. Securities and Exchange Commission (“SEC”) rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

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

The majority of the Company’s revenue is derived from loan and investment income which are specifically excluded from the scope of this standard. Of the Company’s remaining sources of income, substantially all sources of revenue are recognized either by transaction (ATM, interchange, wire transfer, etc.) or when the Company charges a customer for a service that has already been rendered (monthly service charges, account fees, monthly trust management fees, etc.). Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Other non-interest income primarily includes items such as letter of credit fees, gains on the sale of loans held for sale and servicing fees, none of which are subject to the requirements of ASC 606. See note 13 for additional discussion related to the Company’s adoption of ASC 606.

Note 2 – Stock Repurchase

On July 25, 2017, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 common shares through September 30, 2020. The shares buyback plan authorizes management to repurchase the shares at such time as repurchases are considered beneficial to shareholders. Any repurchase of shares will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through June 30, 2018, no shares were repurchased under this authorization.

Note 3 – Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three months and six months ended June 30, 2018, and 2017, the Company assumes that all dilutive outstanding options to purchase common shares have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the outstanding options and the restricted shares is reflected by application of the treasury stock method, whereby the proceeds from exercised options and restricted shares are assumed to be used to purchase common shares at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended June 30, 2018 and 2017 were 67,597,275 and 66,100,089 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the six months ended June 30, 2018 and 2017 were 67,562,336 and 66,086,817 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended June 30, 2018 and 2017 were 67,924,168 and 66,344,943 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the six months ended June 30, 2018 and 2017 were 67,867,965 and 66,362,191 shares, respectively. For the three and six months ended June 30, 2018 and 2017, there were no weighted average outstanding stock options that were anti-dilutive that have been excluded from the earnings per share calculation.

Note 4 – Interest-bearing Time Deposits in Banks and Securities

Interest-bearing time deposits in banks totaled $1,458,000 at June 30, 2018 and 2017 and December 31, 2017, respectively, and have original maturities generally ranging from one to two years.

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

A summary of the Company’s available-for-sale securities follows (in thousands):

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
U.S. Treasury Securities	$9,957	$8	$—	$9,965
Obligations of U.S. government sponsored enterprises and agencies	304	—	(1)	303
Obligations of states and political subdivisions	1,257,547	29,924	(2,696)	1,284,775
Corporate bonds and other	4,861	—	(79)	4,782
Residential mortgage-backed securities	1,464,345	1,630	(30,718)	1,435,257
Commercial mortgage-backed securities	471,398	—	(8,913)	462,485

Total securities available-for-sale	$3,208,412	$31,562	$(42,407)	$3,197,567

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
U.S. Treasury securities	$10,578	$—	$(5)	$10,573
Obligations of U.S. government sponsored enterprises and agencies	73,666	60	(21)	73,705
Obligations of states and political subdivisions	1,476,714	58,707	(3,548)	1,531,873
Corporate bonds and other	30,079	163	(2)	30,240
Residential mortgage-backed securities	971,557	8,083	(4,558)	975,082
Commercial mortgage-backed securities	342,651	1,202	(813)	343,040

Total securities available-for-sale	$2,905,245	$68,215	$(8,947)	$2,964,513

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Obligations of U.S. government sponsored enterprises and agencies	$60,516	$—	$(186)	$60,330
Obligations of states and political subdivisions	1,369,295	52,491	(936)	1,420,850
Corporate bonds and other	11,421	43	(5)	11,459
Residential mortgage-backed securities	1,223,452	4,561	(8,916)	1,219,097
Commercial mortgage-backed securities	377,934	263	(2,460)	375,737

Total securities available-for-sale	$3,042,618	$57,358	$(12,503)	$3,087,473

Disclosures related to the Company’s held-to-maturity securities, which totaled $105,000 at June 30, 2017 have not been presented due to insignificance. There were no such balances in held-to-maturity securities at June 30, 2018 or December 31, 2017.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at June 30, 2018 were computed by using scheduled amortization of balances and historical prepayment rates. At June 30, 2018 and 2017, and December 31, 2017, the Company did not hold CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2018, by contractual and expected maturity, are shown below (in thousands):

	Amortized	Estimated
	Cost Basis	Fair Value
Due within one year	$183,132	$184,671
Due after one year through five years	609,481	626,252
Due after five years through ten years	478,355	486,921
Due after ten years	1,701	1,981
Mortgage-backed securities	1,935,743	1,897,742

Total	$3,208,412	$3,197,567

The following tables disclose the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
June 30, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. government sponsored enterprises and agencies	$303	$1	$—	$—	$303	$1
Obligations of states and political subdivisions	136,950	1,122	43,239	1,574	180,189	2,696
Corporate bonds and other	4,617	76	233	3	4,850	79
Residential mortgage-backed securities	1,073,327	21,838	227,155	8,880	1,300,482	30,718
Commercial mortgage-backed securities	379,201	7,477	83,285	1,436	462,486	8,913

Total	$1,594,398	$30,514	$353,912	$11,893	$1,948,310	$42,407

	Less than 12 Months		12 Months or Longer		Total
June 30, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$10,321	$5	$—	$—	$10,321	$5
Obligations of U.S. government sponsored enterprises and agencies	30,062	21	—	—	30,062	21
Obligations of states and political subdivisions	110,706	1,906	37,851	1,642	148,557	3,548
Corporate bonds and other	241	2	—	—	241	2
Residential mortgage-backed securities	422,087	3,387	60,410	1,171	482,497	4,558
Commercial mortgage-backed securities	150,805	745	20,120	68	170,925	813

Total	$724,222	$6,066	$118,381	$2,881	$842,603	$8,947

December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. government sponsored enterprises and agencies	$60,329	$186	$—	$—	$60,329	$186
Obligations of state and political subdivisions	66,361	219	44,938	717	111,299	936
Corporate bonds and other	224	2	237	3	461	5
Residential mortgage-backed securities	701,252	3,988	239,641	4,928	940,893	8,916
Commercial mortgage-backed securities	239,548	1,500	92,549	960	332,097	2,460

Total	$1,067,714	$5,895	$377,365	$6,608	$1,445,079	$12,503

The number of investments in an unrealized loss position totaled 459 at June 30, 2018. We do not believe these unrealized losses are “other-than-temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making this determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at June 30, 2018 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At June 30, 2018, 84.03% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 29.04% are guaranteed by the Texas Permanent School Fund.

At June 30, 2018, $1,919,043,000 of the Company’s securities were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During the quarters ended June 30, 2018 and 2017, sales of investment securities that were classified as available-for-sale totaled $57,680,000 and $30,791,000, respectively. Gross realized gains from security sales during the second quarter of 2018 and 2017 totaled $287,000 and $795,000, respectively. Gross realized losses from security sales during the second quarter of 2018 and 2017 totaled $220,000 and $48,000, respectively. During the six months ended June 30, 2018 and 2017, sale of investment securities were classified as available-for-sale totaled $149,125,000 and $36,971,000, respectively. Gross realized gains from security sales during the six-month period ended June 30, 2018 and 2017 totaled $1,529,000 and totaled $800,000, respectively. Gross realized losses from security sales during the six-month periods ended June 30, 2018 and 2017 totaled $241,000 and $50,000, respectively.

The specific identification method was used to determine cost in order to compute the realized gains and losses.

Note 5 – Loans Held for Investment and Allowance for Loan Losses

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

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral. Other loan impairments for non-collateral dependent loans are measured based on the present value of expected future cash flows or the loan’s observable market price. At June 30, 2018 and 2017, and December 31, 2017, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral less costs to sell.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. For all impaired loans, including the Company’s troubled debt restructurings, the Company performs a periodic, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment to assess the likelihood that all principal and interest payments required under the terms of the agreement will be collected in full. When doubt exists about the ultimate collectability of principal and interest, the troubled debt restructuring remains on non-accrual status and payments received are applied to reduce principal to the extent necessary to eliminate such doubt. This determination of accrual status is judgmental and is based on facts and circumstances related to each troubled debt restructuring. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral, modified loan terms and cash flow. As of June 30, 2018 and 2017, and December 31, 2017, substantially all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

Loans acquired, including loans acquired in a business combination, are initially recorded at fair value with no valuation allowance. Acquired loans are segregated between those considered to be credit impaired and those deemed performing. To make this determination, management considers such factors as past due status, non-accrual status and credit risk ratings. The fair value of acquired performing loans is determined by discounting expected cash flows, both principal and interest, at prevailing market interest rates. The difference between the fair value and principal balances at acquisition date, the fair value discount, is accreted into interest income over the estimated life of the acquired performing loan portfolio.

Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their acquisition fair value, which includes a credit component at the acquisition date, was based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the discounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on nonaccrual. Contractually required payments for interest and principal that exceed the cash flows expected at acquisition are not recognized as a yield adjustment. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows subsequent to acquisition are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at June 30, 2018 and 2017, and December 31, 2017, was $2,813,000, $889,000 and $618,000, respectively, compared to a contractual balance of $3,918,000, $1,174,290, and $755,000, respectively. Other purchased credit impaired loan disclosures were omitted due to immateriality.

Loans held-for-investment by class of financing receivables are as follows (in thousands):

	June 30,		December 31,
	2018	2017	2017
Commercial	$775,010	$668,049	$684,099
Agricultural	92,583	77,342	94,543
Real estate	2,567,878	2,271,100	2,302,998
Consumer	396,009	422,861	403,929

Total loans held-for-investment	$3,831,480	$3,439,352	$3,485,569

The Company’s non-accrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	June 30,		December 31,
	2018	2017	2017
Non-accrual loans*	$26,685	$21,489	$17,670
Loans still accruing and past due 90 days or more	200	314	288
Troubled debt restructured loans**	514	672	627

Total	$27,399	$22,475	$18,585

*	Includes $2,813,000, $889,000 and $618,000 of purchased credit impaired loans as of June 30, 2018 and 2017, and December 31, 2017, respectively.
**

Troubled debt restructured loans of $4,329,000, $5,417,000 and $4,629,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at June 30, 2018 and 2017, and December 31, 2017, respectively.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

June 30, 2018		June 30, 2017		December 31, 2017
Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
Investment	Allowance	Investment	Allowance	Investment	Allowance
$26,685	$4,823	$21,489	$4,543	$17,670	$3,996

The Company had $28,104,000, $24,720,000 and $20,117,000 in non-accrual, past due 90 days or more and still accruing, restructured loans and foreclosed assets at June 30, 2018 and 2017, and December 31, 2017, respectively. Non-accrual loans at June 30, 2018 and 2017, and December 31, 2017, consisted of the following by class of financing receivables (in thousands):

	June 30,		December 31,
	2018	2017	2017
Commercial	$7,580	$5,404	$3,612
Agricultural	1,259	61	134
Real estate	16,715	14,801	12,838
Consumer	1,131	1,223	1,086

Total	$26,685	$21,489	$17,670

No significant additional funds are committed to be advanced in connection with impaired loans as of June 30, 2018.

The Company’s impaired loans and related allowance are summarized in the following tables by class of financing receivables (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

June 30, 2018	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year–to-Date Average Recorded Investment	Three- Month Average Recorded Investment
Commercial	$9,432	$3,264	$4,316	$7,580	$1,379	$8,485	$8,226
Agricultural	1,278	50	1,209	1,259	368	1,670	1,589
Real Estate	22,358	3,569	13,146	16,715	2,645	18,441	18,019
Consumer	1,344	169	962	1,131	431	1,240	1,192

Total	$34,412	$7,052	$19,633	$26,685	$4,823	$29,836	$29,026

*	Includes $2,813,000 of purchased credit impaired loans.

June 30, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year–to-Date Average Recorded Investment	Three- Month Average Recorded Investment
Commercial	$9,362	$708	$4,696	$5,404	$1,683	$13,590	$7,985
Agricultural	66	—	61	61	17	69	66
Real Estate	19,071	3,755	11,046	14,801	2,369	17,769	15,473
Consumer	1,432	309	914	1,223	474	1,457	1,294

Total	$29,931	$4,772	$16,717	$21,489	$4,543	$32,885	$24,818

*	Includes $889,000 of purchased credit impaired loans.

December 31, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	12 Month Average Recorded Investment
Commercial	$5,597	$518	$3,094	$3,612	$1,194	$4,849
Agricultural	147	—	134	134	31	120
Real Estate	16,823	2,348	10,490	12,838	2,316	13,835
Consumer	1,284	143	943	1,086	455	1,258

Total	$23,851	$3,009	$14,661	$17,670	$3,996	$20,062

*	Includes $618,000 of purchased credit impaired loans.

The Company recognized interest income on impaired loans prior to being recognized as impaired of approximately $624,000 during the year ended December 31, 2017. Such amounts for the three-month and six-month periods ended June 30, 2018 and 2017 were not significant.

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

The following summarizes the Company’s internal ratings of its loans held-for-investment by class of financing receivables and portfolio segments, which are the same (in thousands):

June 30, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$749,387	$6,439	$19,184	$—	$775,010
Agricultural	87,768	1,568	3,247	—	92,583
Real Estate	2,487,399	26,182	54,297	—	2,567,878
Consumer	393,200	368	2,441	—	396,009

Total	$3,717,754	$34,557	$79,169	$—	$3,831,480

June 30, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$627,812	$5,965	$34,272	$—	$668,049
Agricultural	73,727	859	2,756	—	77,342
Real Estate	2,200,067	20,978	50,055	—	2,271,100
Consumer	420,138	197	2,526	—	422,861

Total	$3,321,744	$27,999	$89,609	$—	$3,439,352

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$649,166	$6,282	$28,651	$—	$684,099
Agricultural	90,457	1,527	2,559	—	94,543
Real Estate	2,227,302	29,089	46,607	—	2,302,998
Consumer	401,434	181	2,314	—	403,929

Total	$3,368,359	$37,079	$80,131	$—	$3,485,569

The Company’s past due loans are as follows (in thousands):

June 30, 2018	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$4,950	$1,085	$3,029	$9,064	$765,946	$775,010	$74
Agricultural	626	159	—	785	91,798	92,583	—
Real Estate	13,441	474	532	14,447	2,553,431	2,567,878	70
Consumer	919	232	76	1,227	394,782	396,009	56

Total	$19,936	$1,950	$3,637	$25,523	$3,805,957	$3,831,480	$200

June 30, 2017	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$3,026	$872	$2,673	$6,571	$661,478	$668,049	$150
Agricultural	633	—	8	641	76,701	77,342	8
Real Estate	12,794	1,713	4,661	19,168	2,251,932	2,271,100	99
Consumer	1,134	414	99	1,647	421,214	422,861	57

Total	$17,587	$2,999	$7,441	$28,027	$3,411,325	$3,439,352	$314

December 31, 2017	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$2,039	$1,104	$1,081	$4,224	$679,875	$684,099	$7
Agricultural	640	—	—	640	93,903	94,543	—
Real Estate	12,308	511	1,198	14,017	2,288,981	2,302,998	216
Consumer	1,360	361	135	1,856	402,073	403,929	65

Total	$16,347	$1,976	$2,414	$20,737	$3,464,832	$3,485,569	$288

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The following table details the allowance for loan losses by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at June 30, 2018 and 2017, and December 31, 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

June 30, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,379	$368	$2,645	$431	$4,823
Loans collectively evaluated for impairment	7,839	1,034	30,598	5,657	45,128

Total	$9,218	$1,402	$33,243	$6,088	$49,951

June 30, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,683	$17	$2,369	$474	$4,543
Loans collectively evaluated for impairment	10,252	1,110	25,654	5,851	42,867

Total	$11,935	$1,127	$28,023	$6,325	$47,410

December 31, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,194	$31	$2,316	$455	$3,996
Loans collectively evaluated for impairment	9,671	1,274	27,580	5,635	44,160

Total	$10,865	$1,305	$29,896	$6,090	$48,156

Changes in the allowance for loan losses are summarized as follows by portfolio segment (in thousands):

Three months ended June 30, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$9,277	$1,512	$32,539	$6,171	$49,499
Provision for loan losses	335	(115)	799	86	1,105
Recoveries	126	5	18	147	296
Charge-offs	(520)	—	(113)	(316)	(949)

Ending balance	$9,218	$1,402	$33,243	$6,088	$49,951

Three months ended June 30, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$11,682	$946	$27,279	$6,285	$46,192
Provision for loan losses	(76)	207	1,359	235	1,725
Recoveries	522	2	39	104	667
Charge-offs	(193)	(28)	(654)	(299)	(1,174)

Ending balance	$11,935	$1,127	$28,023	$6,325	$47,410

Six months ended June 30, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$10,865	$1,305	$29,896	$6,090	$48,156
Provision for loan losses	(1,292)	88	3,233	386	2,415
Recoveries	284	9	260	247	800
Charge-offs	(639)	—	(146)	(635)	(1,420)

Ending balance	$9,218	$1,402	$33,243	$6,088	$49,951

Six months ended June 30, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$11,707	$1,101	$26,864	$6,107	$45,779
Provision for loan losses	927	54	2,132	562	3,675
Recoveries	749	8	91	309	1,157
Charge-offs	(1,448)	(36)	(1,064)	(653)	(3,201)

Ending balance	$11,935	$1,127	$28,023	$6,325	$47,410

The Company’s recorded investment in loans related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows (in thousands). Purchased credit impaired loans of $2,813,000, $889,000 and $618,000 at June 30, 2018 and 2017, and December 31, 2017, respectively, are included in loans individually evaluated for impairment.

June 30, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$7,580	$1,259	$16,715	$1,131	$26,685
Loans collectively evaluated for impairment	767,430	91,324	2,551,163	394,878	3,804,795

Total	$775,010	$92,583	$2,567,878	$396,009	$3,831,480

June 30, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$5,404	$61	$14,801	$1,223	$21,489
Loans collectively evaluated for impairment	662,645	77,281	2,256,299	421,638	3,417,863

Total	$668,049	$77,342	$2,271,100	$422,861	$3,439,352

December 31, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$3,612	$134	$12,838	$1,086	$17,670
Loan collectively evaluated for impairment	680,487	94,409	2,290,160	402,843	3,467,899

Total	$684,099	$94,543	$2,302,998	$403,929	$3,485,569

The Company’s loans that were modified and considered troubled debt restructurings are as follows (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial	1	$279	$279	1	$279	$279
Agricultural	—	—	—	1	4	4
Real Estate	2	162	162	4	525	525
Consumer	3	39	39	6	113	113

Total	6	$480	$480	12	$921	$921

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial	2	$90	$90	6	$324	$324
Agricultural	—	—	—	—	—	—
Real Estate	1	161	161	2	217	217
Consumer	1	25	25	1	25	25

Total	4	$276	$276	9	$566	$566

The balances below provide information as to how the loans were modified as troubled debt restructured loans (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$—	$279	—	$—	$279
Agricultural	—	—	—	—	—	4
Real Estate	—	162	—	—	162	363
Consumer	—	—	39	—	—	113

Total	$—	$162	$318	—	$162	$759

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$90	$—	—	$180	$144
Agricultural	—	—	—	—	—	—
Real Estate	—	—	161	—	56	161
Consumer	—	25	—	—	25	—

Total	$—	$115	$161	—	$261	$305

During the three months ended June 30, 2018 and 2017, no loans were modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. During the six months ended June 30, 2017, two loans were modified in the six-month period as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. There were no such defaults for the six months ended June 30, 2018. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or more or results in the foreclosure and repossession of the applicable collateral. The loans with payment default are as follows (dollars in thousands):

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Number	Balance	Number	Balance
Commercial	—	$—	—	$—
Agriculture	—	—	—	—
Real Estate	—	—	—	—
Consumer	—	—	—	—

Total	—	$—	—	$—

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Number	Balance	Number	Balance
Commercial	—	$—	1	$53
Agriculture	—	—	—	—
Real Estate	—	—	1	63
Consumer	—	—	—	—

Total	—	$—	2	$116

As of June 30, 2018, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (FHLB) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At June 30, 2018, $2,378,431,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At June 30, 2018, there was $60,000,000 outstanding under this line of credit. At June 30, 2018, $1,500,000 million in letters of credit were outstanding under this line of credit that were pledged as collateral for public funds held by our bank subsidiary.

Note 6 – Loans Held for Sale

The Company originates certain mortgage loans for sale in the secondary market. The mortgage loan sales contracts contain indemnification clauses should the loans default, generally in the first three to nine months, or if documentation is determined not to be in compliance with regulations. The Company’s historic losses as a result of these indemnities have been insignificant.

Loans held for sale totaled $24,289,000, $18,327,000 and $15,130,000 at June 30, 2018 and 2017, and December 31, 2017, respectively, all of which are valued at the lower of cost or fair value, except for $5,061,000 of the June 30, 2018 amounts, which is valued under the fair value option The change to the fair value option for loans held for sale was done in conjunction with the Company’s move to mandatory delivery in the secondary market and the purchase of forward mortgage-backed securities to manage the changes in fair value (see note 7 for additional information).

These loans, which are sold on a servicing released basis, are valued using a market approach by utilizing either: (i) the fair value of the securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures (see note 12). Interest income on mortgage loans held for sale is recognized based on the contractual rates and reflected in interest income on loans in the consolidated statements of earnings. The Company has no continuing involvement in any residential mortgage loans sold.

Note 7 – Derivative Financial Instruments

The Company enters into interest rate lock commitments (“IRLCs”) with customers to originate residential mortgage loans at a specific interest rate that are ultimately sold in the secondary market. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by the Company.

Beginning in the second quarter of 2018, the Company purchased forward mortgage-backed securities contracts to manage the changes in fair value associated with changes in interest rates related to a portion of the IRLCs. These instruments are typically entered into at the time the IRLC is made.

These financial instruments are not designated as hedging instruments and are used for asset and liability management needs. All derivatives are carried at fair value in either other assets or other liabilities.

The fair values of IRLCs are based on current secondary market prices for underlying loans and estimated servicing value with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability (pull-through rate). The fair value of IRLCs is subject to change primarily due to changes in interest rates and the estimated pull-through rate. These commitments are classified as Level 2 in the fair value disclosures (see note 12), as the valuations are based on observable market inputs.

Forward mortgage-backed securities contracts are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract and these instruments are therefore classified as Level 2 in the fair value disclosures (see note 12). The estimated fair values are subject to change primarily due to changes in interest rates.

The following table provides the outstanding notional balances and fair values of outstanding derivative positions (dollars in thousands):

June 30, 2018:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$61,520	$501	$—
Forward mortgage-backed securities trades	17,500	—	47

June 30, 2017:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$72,281	$380	$—

December 31, 2017:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$37,589	$500	$—

Note 8 – Borrowings

Borrowings consisted of the following (dollars in thousands):

	June 30,		December 31,
	2018	2017	2017
Securities sold under agreements with customers to repurchase	$389,010	$309,524	$320,450
Federal funds purchased	7,925	19,800	10,550
Advances from the Federal Home Loan Bank	60,000	50,000	—

Total	$456,935	$379,324	$331,000

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

Note 9 – Income Taxes

Income tax expense was $7,217,000 for the second quarter of 2018 as compared to $8,500,000 for the same period in 2017. The Company’s effective tax rates on pretax income were 16.09% and 23.13% for the second quarters of 2018 and 2017, respectively. Income tax expense was $13,462,000 for the six months ended June 30, 2018 as compared to $16,105,000 for the same period in 2017. The Company’s effective tax rates on pretax income were 15.72% and 22.70% for the six months ended June 2018 and 2017, respectively. The effective tax rates differ from the statutory federal tax rate of 21% for 2018 and 35% for 2017 primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and excess tax benefits related to our directors’ deferred compensation plan.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law with sweeping modifications to the Internal Revenue Service Code. The primary change for the Company was to lower the corporate income tax rate to 21% from 35%. The Company’s deferred tax assets and liabilities were re-measured based on the income tax rules at which they are expected to reverse in the future, which is now generally 21%. The Company continues to analyze certain aspects of the Act resulting in refinement of the calculations which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of the Company’s deferred tax balance was $7,650,000, and was recorded in December 2017 as a reduction of income tax expense. There have been no adjustments to this provisional amount recorded in the three months and six months ended June 30, 2018. In addition, income tax rate changes in deferred tax assets and liabilities totaling $5,759,000 related to amounts recorded in accumulated other comprehensive income were reclassified from accumulated other comprehensive income to retained earnings during the first quarter of 2018.

Note 10 – Stock Option Plan and Restricted Stock Plan

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

The Company recorded stock option expense totaling $377,000 and $217,000 for the three-month periods ended June 30, 2018 and 2017, respectively. The Company recorded stock option expense totaling $754,000 and $432,000 for the six months ended June 30, 2018 and 2017, respectively. The additional disclosure requirements under authoritative accounting guidance have been omitted due to the amounts being insignificant.

On April 26, 2016, upon re-election of existing directors, 7,660 restricted shares with a total value of $250,000 were granted to the ten non-employee directors and was expensed over the period from grant date to April 25, 2017, the date of the next Annual Shareholders’ Meeting at which these directors’ term expired. On April 25, 2017, upon re-election of existing directors, 14,650 restricted shares with a total value of $600,000 were granted to the ten non-employee directors and was expensed over the period from the grant date to April 24, 2018, the date of the next Annual Shareholders’ Meeting at which these directors’ term expired. On April 24, 2018, upon re-election of nine of the existing directors, 10,710 restricted shares with a total value of $540,000 were granted to these non-employee directors and is being expensed over the period from grant date to April 23, 2019, the Company’s next shareholders’ meeting at which the director’s term expires. The Company recorded director expense related to these restricted share grants of $140,000 and $121,000 for the three-month periods ended June 30, 2018 and 2017, respectively. The Company recorded director expense related to these restricted stock grants of $290,000 and $183,000 for the six months period ended June 30, 2018 and 2017, respectively.

On October 27, 2015, the Company granted 31,273 restricted shares with a total value of $1,060,000 to certain officers that is being expensed over the vesting period of three years. On October 25, 2016, the Company granted 15,405 restricted stock shares with a total value of $560,000 to certain officers that is being expensed over the vesting period of three years. On October 24, 2017, the Company granted 14,191 restricted shares with a total value of $655,000 to certain officers that is being expensed over the vesting period of one to three years. The Company recorded restricted stock expense for officers of $158,000 and $133,000, for the three-month periods ended June 30, 2018 and 2017, respectively. The Company recorded restricted stock expense for officers of $326,000 and $266,000, for the six-month periods ended June 30, 2018 and 2017, respectively.

Note 11 – Pension Plan

The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no new participants will be added to the plan and no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of the Pension Protection Act of 2006 (the “Protection Act”), the Company will be required to contribute amounts in future years to fund any shortfalls. The Company has evaluated the provisions of the Protection Act as well as the Internal Revenue Service’s funding standards to develop a plan for funding in future years. The Company made no contribution in 2017, and has not made a contribution through June 30, 2018.

Net periodic benefit costs totaling $56,000 and $84,000 were recorded for the three months ended June 30, 2018 and 2017, respectively. Net periodic benefit costs totaling $111,000 and $168,000 were recorded for the six months ended June 30, 2018 and 2017, respectively.

Note 12 – Fair Value Disclosures

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

There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during the six months ended June 30, 2018 and 2017, and the year ended December 31, 2017.

The following table summarizes the Company’s available-for-sale securities which are measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

June 30, 2018

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$9,965	$—	$—	$9,965
Obligations of U. S. government sponsored enterprises and agencies	—	303	—	303
Obligations of states and political subdivisions	—	1,284,775	—	1,284,775
Corporate bonds	—	451	—	451
Residential mortgage-backed securities	—	1,435,257	—	1,435,257
Commercial mortgage-backed securities	—	462,485	—	462,485
Other securities	4,331	—	—	4,331

Total	$14,296	$3,183,271	$—	$3,197,567

June 30, 2017

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,573	$—	$—	$10,573
Obligations of U. S. government sponsored enterprises and agencies	—	73,705	—	73,705
Obligations of states and political subdivisions	—	1,531,873	—	1,531,873
Corporate bonds	—	25,788	—	25,788
Residential mortgage-backed securities	—	975,082	—	975,082
Commercial mortgage-backed securities	—	343,040	—	343,040
Other securities	4,452	—	—	4,452

Total	$15,025	$2,949,488	$—	$2,964,513

December 31, 2017

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of U. S. government sponsored enterprises and agencies	—	60,330	—	60,330
Obligations of states and political subdivisions	—	1,420,850	—	1,420,850
Corporate bonds	—	7,031	—	7,031
Residential mortgage-backed securities	—	1,219,097	—	1,219,097
Commercial mortgage-backed securities	—	375,737	—	375,737
Other securities	4,428	—	—	4,428

Total	$4,428	$3,083,045	$—	$3,087,473

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at June 30, 2018:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral less costs to sell. Collateral values are estimated using Level 2 inputs based on observable market data. At June 30, 2018, impaired loans with a carrying value of $26,685,000 were reduced by specific valuation reserves totaling $4,823,000 resulting in a net fair value of $21,862,000. The Company also had impaired loans of $7,052,000 with no specific valuation reserve at June 30, 2018, due to the loans carrying value generally being lower than the value of the collateral associated with the loan.

Loans Held-for-Sale – Loans held-for-sale are reported at either the fair value option or the lower of cost or fair value (see note 6).

IRLCs and Forward Mortgage-Backed Securities Trades – IRLCs and forward mortgage-backed securities trades are reported at fair value (see note 7).

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three months and six months ended June 30, 2018 and 2017 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned (dollars in thousands):

	Three Months Ended June 30,
	2018	2017
Carrying value of other real estate owned prior to re-measurement	$526	$88
Write-downs included in gain (loss) on sale of other real estate owned	(126)	(8)

Fair value	$400	$80

	Six Months Ended June 30,
	2018	2017
Carrying value of other real estate owned prior to re-measurement	$526	$88
Write-downs included in gain (loss) on sale of other real estate owned	(126)	(8)

Fair value	$400	$80

At June 30, 2018 and 2017, and December 31, 2017, other real estate owned totaled $642,000, $2,023,000 and $1,347,000, respectively.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance, were as follows (in thousands):

	June 30,				December 31,		Fair Value Hierarchy
	2018		2017		2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and due from banks	$178,217	$178,217	$163,435	$163,435	$209,583	$209,583	Level 1
Federal funds sold	8,450	8,450	3,740	3,740	—	—	Level 1
Interest-bearing deposits in banks	99,499	99,499	53,336	53,336	162,764	162,764	Level 1
Interest-bearing time deposits in banks	1,458	1,458	1,458	1,458	1,458	1,458	Level 2
Available-for-sale securities	3,197,567	3,197,567	2,964,513	2,964,513	3,087,473	3,087,473	Levels 1 and 2
Held-to-maturity securities	—	—	105	107	—	—	Level 2
Loans Held for Investment	3,781,529	3,807,267	3,391,942	3,448,104	3,437,413	3,455,003	Level 3
Loans Held for Sale	24,289	24,289	18,327	18,327	15,130	15,130	Level 3
Accrued interest receivable	36,513	36,513	35,600	35,600	36,081	36,081	Level 2
Deposits with stated maturities	483,230	484,230	477,441	478,393	451,255	451,255	Level 2
Deposits with no stated maturities	5,727,377	5,727,377	5,149,168	5,149,168	5,511,706	5,511,706	Level 1
Borrowings	456,935	456,935	379,324	379,324	331,000	331,000	Level 2
Accrued interest payable	223	223	164	164	197	197	Level 2

Note 13 – Recently Issued Authoritative Accounting Guidance

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

Note 14 – Acquisition

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

The fair value of total loans acquired was $266,327,000 at acquisition compared to contractual amounts of $271,714,000. The fair value of purchased credit impaired loans at acquisition was $3,013,000 compared to contractual amounts of $3,806,000. Additional purchased credit impaired loan disclosures were omitted due to immateriality. All other acquired loans were considered performing loans.

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

Recent Development

Hurricane Harvey

Houston and the surrounding Gulf Coast region were significantly affected by Hurricane Harvey beginning in late August 2017 and continuing into the fourth quarter of 2017 and first quarter of 2018. Our Company has locations (i) north of Houston in Conroe, Willis, Tomball, Huntsville, Montgomery, Magnolia, New Waverly and Cut and Shoot and (ii) in Southeast Texas in Orange, Beaumont, Vidor, Newton, Mauriceville and Port Arthur. We continue to evaluate the effect of the hurricane on our branch facilities and our loan and investment portfolios. Our assessment of our physical buildings and equipment indicated damage primarily at our Mauriceville branch which has now been remodeled and is fully functional, and amounts not covered by insurance were not significant. At June 30, 2018, we had loans totaling $458.94 million in our Conroe region and $403.63 million in the Southeast Texas/Orange region. We continue to evaluate these loans and the related collateral and business operations underlying such loans. At June 30, 2018 and December 31, 2017, we provided additional allowance for loan losses as deemed appropriate based on this analysis.

Our tax exempt municipal bonds in the counties of Texas effected by the hurricane have also been evaluated, including insurance on the bonds. At June 30, 2018, our municipal bonds in these counties totaled $429.11 million, but only $87.10 million do not have bond insurance. Based on analysis of these bonds and the related municipality, at June 30, 2018, we do not believe we have any credit related losses.

Acquisitions and Asset Purchase

On October 12, 2017, we entered into an agreement and plan of reorganization to acquire Commercial Bancshares, Inc. and its wholly owned bank subsidiary, Commercial State Bank, Kingwood, Texas. On January 1, 2018, the transaction closed. Pursuant to the agreement, we issued 1,289,371 shares of the Company’s common stock in exchange for all of the outstanding shares of Commercial Bancshares, Inc. In addition, in accordance with the plan of reorganization, Commercial Bancshares, Inc. paid a special dividend totaling $22.08 million to its shareholders prior to the closing of this transaction. At the closing, Kingwood Merger Sub., Inc., a wholly-owned subsidiary of the Company, merged into Commercial Bancshares Inc., with Commercial Bancshares, Inc. surviving as a wholly-owned subsidiary of the Company. Immediately following such merger, Commercial Bancshares, Inc. was merged into the Company and Commercial State Bank, Kingwood, Texas was merged into First Financial Bank, National Association, Abilene, Texas, a wholly owned subsidiary of the Company. The total purchase price exceeded the estimated fair value net of assets acquired by approximately $31.24 million and the Company recorded such excess as goodwill. The balance sheet and results of operations of Commercial Bancshares, Inc. have been included in the financial statements of the Company effective January 1, 2018. See note 13 to the consolidated financial statements on page 31 for additional information and disclosure.

Results of Operations

Performance Summary. Net earnings for the second quarter of 2018 were $37.63 million, up $9.38 million when compared with earnings of $28.26 million in the same quarter last year. Basic earnings per share were $0.56 for the second quarter of 2018 compared with $0.43 in the same quarter a year ago. Contributing to the increase in net earnings and basic earnings per share in the current quarter when compared with the same quarter a year ago was the recent enactment of tax legislation that reduced the corporate income tax rate from 35 percent to 21 percent. Without this tax adjustment, net earnings for the second quarter of 2018 would have been $32.95 million with an adjusted basic earnings per share of $0.49. See note 9 of the consolidated financial statements for additional information.

Also contributing to the increase in net earnings was the Company’s recent acquisition of Commercial Bancshares, Inc. and its wholly owned subsidiary, Commercial State Bank, Kingwood, Texas. See note 14 to the consolidated financial statements for additional information.

The return on average assets was 1.98% for the second quarter of 2018, as compared to 1.64% for the second quarter of 2017. The return on average equity was 15.53% for the second quarter of 2018 as compared to 12.94% for the second quarter of 2017.

Net earnings for the six-month period ended June 30, 2018 were $72.15 million compared to $54.85 million for the same period in 2017, or a 31.53% increase. Basic earnings per share for the first six months of 2018 were $1.07 compared to $0.83 for the same period in 2017. Contributing to the increase in net earnings and basic earnings per share in the six-month period when compared with the six-month period a year ago was the recent enactment of tax legislation that reduced the corporate income tax rate from 35 percent to 21 percent. Without this tax adjustment, net earnings for the first six months of 2018 would have been $63.25 million with an adjusted basic earnings per share of $0.94. See note 9 of the consolidated financial statements for additional information.

Also contributing to the increase in net earnings was the Company’s recent acquisition of Commercial Bancshares, Inc. and its wholly owned subsidiary, Commercial State Bank, Kingwood, Texas. See note 14 to the consolidated financial statements for additional information.

The return on average assets was 1.91% for the first six months of 2018, as compared to 1.61% for the same period a year ago. The return on average equity was 15.14% for the first six months of 2018, as compared to 12.84% a year ago.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $69.90 million for the second quarter of 2018, as compared to $65.59 million for the same period last year. The increase in 2018 compared to 2017 was largely attributable to the increase in interest earning assets, primarily from the acquisition of Commercial State Bank. Average earning assets increased $657.32 million for the second quarter of 2018 over the same period in 2017. Average loans and taxable securities increased $379.24 million and $513.71 million, respectively, for the second quarter of 2018 over the same quarter of 2017. Average tax-exempt securities decreased $247.00 million for the second quarter of 2018 compared to the same period in 2017, primarily due to the Company’s gradual shift away from tax-exempt securities due to the change in corporate tax rate to 21% from 35%. Average interest-bearing liabilities increased $334.44 million for the second quarter of 2018, as compared to the same period in 2017. The yield on earning assets decreased one basis points and the rate paid on interest-bearing liabilities increased 20 basis points for the second quarter of 2018 compared to the second quarter of 2017.

Tax-equivalent net interest income was $137.82 million for the first six months of 2018, as compared to $129.16 million for the same period last year. The increase in 2018 compared to 2017 was largely attributable to the increase in volume of interest earning assets. Average earning assets increased $673.16 million for the first six months of 2018 over the same period in 2017, primarily from the acquisition of Commercial State Bank. Average loans and tax-exempt securities increased $379.10 million and $486.56 million, respectively, for the first six months of 2018 over the same period of 2017. Average tax-exempt securities decreased $212.38 million for the first six-month period in 2018 compared to the same period in 2017, primarily due to the Company’s gradual shift away from tax-exempt securities due to the change in corporate tax rate to 21% from 35%. Average interest-bearing liabilities increased $287.28 million for the first six months of 2018, as compared to the same period in 2017. The yield on earning assets decreased three basis points and the rate paid on interest-bearing liabilities increased 18 basis points for the first six months of 2018 over the first six months of 2017.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1—Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017			Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate
Short-term investments	$31	$120	$151	$86	$428	$514
Taxable investment securities	2,869	1,507	4,376	5,363	2,936	8,299
Tax-exempt investment securities (1)	(2,814)	(2,599)	(5,413)	(4,858)	(5,557)	(10,415)
Loans (1) (2)	4,638	2,924	7,562	9,146	5,348	14,494

Interest income	4,724	1,952	6,676	9,737	3,155	12,892
Interest-bearing deposits	139	1,936	2,075	279	3,725	4,004
Short-term borrowings	27	268	295	(12)	248	236

Interest expense	166	2,204	2,370	267	3,973	4,240

Net interest income	$4,558	$(252)	$4,306	$9,470	$(818)	$8,652

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 21% for 2018 and 35% for 2017.
(2)	Non-accrual loans are included in loans.

The net interest margin for the second quarter of 2018 was 3.92%, a decrease of 13 basis points from the same period in 2017. The net interest margin for the first six months of 2018 was 3.90%, a decrease of 14 basis points from the same period in 2017. The decrease in our net interest margin in 2018 from 2017 was primarily due to (i) the change in the income tax rate from 35% to 21% from the Tax Cuts and Jobs Act and its effect on our tax free municipal bonds and tax free loans and (ii) the result of the extended period of historically low levels of short-term interest rates, although rates have begun to increase in the past 18 months. We have been able to somewhat mitigate the impact of lower short-term interest rates by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and minimizing rates paid on interest bearing liabilities. As rates have begun to increase, we are adjusting loan rates, upon maturities and converting to variable rates when we are able. The Federal Reserve increased rates 25 basis points in both the first and second quarters of 2018 and 75 basis points in 2017, and continues to issue forward guidance plans to increase rates further in 2018 and 2019.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2—Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three Months Ended June 30,
	2018			2017
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$61,601	$271	1.76%	$50,272	$120	0.96%
Taxable investment securities (2)	2,007,949	12,719	2.53	1,494,187	8,343	2.23
Tax-exempt investment securities (2)(3)	1,281,757	12,001	3.75	1,528,760	17,414	4.56
Loans (3)(4)	3,797,341	49,376	5.22	3,418,105	41,814	4.91

Total earning assets	7,148,648	$74,367	4.17%	6,491,324	$67,691	4.18%
Cash and due from banks	168,535			152,198
Bank premises and equipment, net	128,370			122,980
Other assets	64,490			56,795
Goodwill and other intangible assets, net	175,401			143,361
Allowance for loan losses	(49,959)			(47,089)

Total assets	$7,635,485			$6,919,569

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$4,076,522	$4,005	0.39%	$3,803,412	$1,930	0.20%
Short-term borrowings	434,239	462	0.43	372,910	167	0.18

Total interest-bearing liabilities	4,510,761	$4,467	0.40%	4,176,322	$2,097	0.20%
Noninterest-bearing deposits	2,121,902			1,816,380
Other liabilities	30,549			51,216

Total liabilities	6,663,212			6,043,918
Shareholders’ equity	972,273			875,651

Total liabilities and shareholders’ equity	$7,635,485			$6,919,569

Net interest income		$69,900			$65,594

Rate Analysis:
Interest income/earning assets			4.17%			4.18%
Interest expense/earning assets			(0.25)			(0.13)

Net interest margin			3.92%			4.05%

	Six Months Ended June 30,
	2018			2017
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$113,817	$911	1.61%	$93,936	$397	0.85%
Taxable investment securities (2)	1,917,671	24,073	2.51	1,431,110	15,774	2.20
Tax-exempt investment securities (2)(3)	1,316,801	24,560	3.73	1,529,183	34,975	4.57
Loans (3)(4)	3,773,085	96,371	5.15	3,393,986	81,877	4.86

Total earning assets	7,121,374	$145,915	4.13%	6,448,215	$133,023	4.16%
Cash and due from banks	180,083			159,822
Bank premises and equipment, net	127,829			122,887
Other assets	61,353			58,086
Goodwill and other intangible assets, net	169,884			143,447
Allowance for loan losses	(49,793)			(46,692)

Total assets	$7,610,730			$6,885,765

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$4,107,750	$7,524	0.37%	$3,806,157	$3,520	0.19%
Short-term borrowings	396,039	576	0.29	410,355	340	0.17

Total interest-bearing liabilities	4,503,789	$8,100	0.36%	4,216,512	$3,860	0.18%
Noninterest-bearing deposits	2,116,969			1,763,133
Other liabilities	28,750			44,763

Total liabilities	6,649,508			6,024,408
Shareholders’ equity	961,222			861,357

Total liabilities and shareholders’ equity	$7,610,730			$6,885,765

Net interest income		$137,815			$129,163

Rate Analysis:
Interest income/earning assets			4.13%			4.16%
Interest expense/earning assets			(0.23)			(0.12)

Net interest margin			3.90%			4.04%

(1)	Short-term investments are comprised of Fed Funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 21% for 2018 and 35% for 2017.
(4)	Non-accrual loans are included in loans.

Noninterest Income. Noninterest income for the second quarter of 2018 was $25.49 million, an increase of $2.32 million compared to the same period in 2017. Trust fees increased 23.02% to $7.07 million in the second quarter of 2018 compared with $5.75 million in the same quarter last year, due to continued growth in the fair value of trust assets managed to $5.40 billion from $4.73 billion a year ago. Service charges on deposit accounts increased 10.08% to $5.38 million compared with $4.88 million in the same quarter last year due to continued growth in net new accounts. ATM, interchange and credit card fees increased 6.71% to $7.04 million compared with $6.60 million in the same quarter last year due to continued growth in debit cards. Offsetting these increases were decreases in gains on the sale of securities of $680 thousand compared to the same quarter in 2017. Additionally, real estate mortgage fees decreased in the second quarter of 2018 to $3.95 million compared with $4.19 million in the same quarter a year ago due to a slowdown in refinance activity and the sale of the mortgage servicing portfolio in July 2017.

Noninterest income for the six-month period ended June 30, 2018 was $49.91 million, an increase of $5.46 million compared to the same period in 2017. Trust fees increased 18.79% to $13.98 million in the first six months of 2018 compared with $11.76 million in the same period in 2017 due primarily to continued growth in the fair value of trust assets managed to $5.40 billion from $4.73 billion a year ago and increase in revenue from oil and gas management. Service charges on deposits increased 8.76% to $10.26 million compared with $9.43 million in the same period last year due primarily to the continued growth in net new accounts. ATM, interchange and credit card fees increased 9.99% to $14.04 million compared with $12.76 million in the same period last year due to continued growth in debit cards. Offsetting these increases were decreases in real estate mortgage fees of $721 thousand to $6.88 million compared with $7.61 million in the same period a year ago.

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

Table 3—Noninterest Income (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	Increase (Decrease)	2017	2018	Increase (Decrease)	2017
Trust fees	$7,070	$1,323	$5,747	$13,975	$2,211	$11,764
Service charges on deposit accounts	5,375	492	4,883	10,259	826	9,433
ATM, interchange and credit card fees	7,041	443	6,598	14,037	1,275	12,762
Real estate mortgage operations	3,951	(237)	4,188	6,884	(721)	7,605
Net gain on sale of available-for-sale securities	67	(680)	747	1,288	538	750
Net gain (loss) on sale of foreclosed assets	19	91	(72)	118	149	(31)
Net gain (loss) on sale of assets	—	200	(200)	(91)	105	(196)
Interest on loan recoveries	289	(48)	337	408	(83)	491
Other:
Check printing fees	54	11	43	96	15	81
Safe deposit rental fees	122	(1)	123	325	9	316
Credit life fees	391	235	156	488	205	283
Brokerage commissions	444	140	304	863	277	586
Miscellaneous income	665	349	316	1,262	651	611

Total other	1,676	734	942	3,034	1,157	1,877

Total Noninterest Income	$25,488	$2,318	$23,170	$49,912	$5,457	$44,455

Noninterest Expense. Total noninterest expense for the second quarter of 2018 was $47.15 million, an increase of $3.37 million compared to $43.78 million in the same period of 2017. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the second quarter of 2018 was 49.42%, compared to 49.32% for the same period in 2017.

Salaries and employee benefits for the second quarter of 2018 totaled $26.86 million, an increase of $3.40 million compared to the same period in 2017. The increase was primarily driven by (i) annual merit based pay increases that were effective March 1, 2018 (ii) an increase in our profit sharing expenses of $1.36 million over the same quarter in 2017, (iii) an increase in stock option and stock grant expense of $185 thousand due to the stock option grants in June 2017, and (iv) increases in all categories from the acquisition of Commercial State Bank.

All other categories of noninterest expense for the second quarter of 2018 totaled $20.28 million, down slightly when compared to the same quarter in 2017. ATM, interchange and credit card fees increased $402 thousand when compared to the same quarter a year ago, due to growth in debit cards issued. Offsetting this increase were decreases in legal expenses of $221 thousand, software amortization and expense of $516 thousand, equipment expense of $225 thousand and operational and other losses of $269 thousand.

Total noninterest expense for the first six months of 2018 was $94.94 million, an increase of $9.02 million, compared to $85.93 million in the same period of 2017. Our efficiency ratio for the first six months of 2018 was 50.57%, compared to 49.49% from the same period in 2017.

Salaries and employee benefits for the first six months of 2018 totaled $53.07 million, an increase of $6.34 million compared to the same period in 2017. The increase was primarily driven by (i) annual pay increases that were effective March 1, 2018, (ii) an increase in our profit sharing expense of $1.54 million over the same period in 2017, (iii) an increase in stock option and stock grant expense of $382 thousand due to the stock option grants in June 2017, and (iv) increases in all categories from the acquisition of Commercial State Bank.

All other categories of noninterest expense for the first six months of 2018 totaled $41.88 million, an increase of approximately $2.68 million, as compared to the same period in 2017. Included in noninterest expense in the six month period of 2018 were technology contract termination and conversion related costs totaling $1.55 million related to the Commercial State Bank acquisition. ATM, interchange and credit card fees increased $832 thousand when compared to the same period a year ago, due to growth in debit cards issued. Offsetting this increase were decreases in legal expense of $485 thousand, software amortization and expense of $492 thousand and operational and other losses of $688 thousand.

Table 4—Noninterest Expense (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	Increase (Decrease)	2017	2018	Increase (Decrease)	2017
Salaries	$19,834	$1,539	$18,295	$39,559	$3,704	$35,855
Medical	2,091	185	1,906	4,512	437	4,075
Profit sharing	2,318	1,361	957	3,526	1,543	1,983
Pension	56	(28)	84	111	(57)	168
401(k) match expense	668	51	617	1,344	118	1,226
Payroll taxes	1,360	104	1,256	2,933	214	2,719
Stock option and stock grant expense	535	185	350	1,080	382	698

Total salaries and employee benefits	26,862	3,397	23,465	53,065	6,341	46,724
Net occupancy expense	2,806	35	2,771	5,689	319	5,370
Equipment expense	3,440	(225)	3,665	6,957	(145)	7,102
FDIC assessment fees	632	82	550	1,199	102	1,097
ATM, interchange and credit card expense	2,205	402	1,803	4,348	832	3,516
Professional and service fees	2,026	1	2,025	4,439	597	3,842
Printing, stationery and supplies	612	76	536	1,098	124	974
Operational and other losses	305	(269)	574	871	(688)	1,559
Software amortization and expense	479	(516)	995	1,003	(492)	1,495
Amortization of intangible assets	384	219	165	771	438	333
Other:
Data processing fees	461	45	416	592	46	546
Postage	407	(6)	413	840	7	833
Advertising	873	(20)	893	1,739	(16)	1,755
Correspondent bank service charges	208	(23)	231	398	(50)	448
Telephone	896	114	782	1,837	270	1,567
Public relations and business development	703	20	683	1,412	48	1,364
Directors’ fees	432	28	404	890	152	738
Audit and accounting fees	470	62	408	914	52	862
Legal fees	251	(221)	472	613	(485)	1,098
Regulatory exam fees	307	15	292	632	48	584
Travel	374	29	345	765	148	617
Courier expense	205	(10)	215	425	5	420
Other real estate	46	(19)	65	86	(2)	88
Other miscellaneous expense	1,760	153	1,607	4,360	1,366	2,994

Total other	7,393	167	7,226	15,503	1,589	13,914

Total Noninterest Expense	$47,144	$3,369	$43,775	$94,943	$9,017	$85,926

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for 1-4 family residences and commercial real estate. The structure of loans in the real estate mortgage area generally provides re-pricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of June 30, 2018, total loans held for investment were $3.83 billion, an increase of $345.91 million, as compared to December 31, 2017 balances. As compared to December 31, 2017, commercial loans increased $90.91 million, agricultural loans decreased $1.96 million, real estate loans increased $264.88 million and consumer loans decreased $7.92 million. Loans averaged $3.80 billion during the second quarter of 2018, an increase of $379.24 million from the prior year second quarter average balances. The increases noted were primarily due to the Commercial State Bank acquisition. Loans averaged $3.77 billion during the six-month period ended June 30, 2018, an increase of $379.10 million from the prior year six-month average balances. The increase in 2018 over 2017 is primarily a result of the Commercial State Bank acquisition.

Table 5—Composition of Loans (in thousands):

	June 30,		December 31, 2017
	2018	2017
Commercial	$775,010	$668,049	$684,099
Agricultural	92,583	77,342	94,543
Real estate	2,567,878	2,271,100	2,302,998
Consumer	396,009	422,861	403,929

Total loans held-for-investment	$3,831,480	$3,439,352	$3,485,569

At June 30, 2018, our real estate loans represent approximately 67.02% of our loan portfolio and are comprised of (i) 1-4 family residence loans of 42.99%, (ii) commercial real estate loans of 28.14%, generally owner occupied, (iii) other loans, which includes ranches, hospitals and universities, of 14.49%, (iv) residential development and construction loans of 9.52%, which includes our custom and speculative home construction loans and (v) commercial development and construction loans of 4.86%.

Loans held for sale, consisting of secondary market mortgage loans, totaled $24.29 million, $18.33 million, and $15.13 million at June 30, 2018 and 2017, and December 31, 2017, respectively, which are valued using the lower of cost or market method, except $5.06 million in loans held for sale at June 30, 2018 which were valued using the fair value option.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $28.10 million at June 30, 2018, as compared to $24.72 million at June 30, 2017 and $20.12 million at December 31, 2017. As a percent of loans and foreclosed assets, these assets were 0.73% at June 30, 2018, as compared to 0.71% at June 30, 2017 and 0.57% at December 31, 2017. As a percent of total assets, these assets were 0.37% at June 30, 2018, as compared to 0.36% at June 30, 2017 and 0.28% at December 31, 2017. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at June 30, 2018.

Supplemental Oil and Gas Information. As of June 30, 2018, the Company’s exposure to the oil and gas industry totaled 2.68% of gross loans, or $103.38 million, up $43.22 million from December 31, 2017 year-end levels, and consisted (based on collateral supporting the loan) of (i) development and production loans of 0.83%, (ii) oil and gas field servicing loans of 45.25%, (iii) real estate loans of 41.00%, (iv) accounts receivable and inventory of 2.70% and (v) other of 10.22%. The increase in oil and gas related loans at June 30, 2018 when compared to December 31, 2017 balances primarily resulted from the Company’s acquisition of Commercial State Bank and new loans made in 2018. The Company instituted additional monitoring procedures for these loans and classified, downgraded and charged-off loans as appropriate. The following oil and gas information is as of and for the quarters ended June 30, 2018 and 2017, and December 31, 2017:

	June 30,		December 31,
	2018	2017	2017
Oil and gas related loans	$103,381	$70,187	$60,164
Oil and gas related loans as a % of total
loans	2.68%	2.03%	1.72%
Classified oil and gas related loans	$5,001	$24,404	$20,346
Nonaccrual oil and gas related loans	1,629	2,860	1,414
Net charge-offs for oil and gas related loans for quarter/year then ended	—	50	50
Allowance for oil and gas related loans as a % of oil and gas loans	3.48%	7.24%	7.90%

Table 6 – Non-accrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	June 30,		December 31,
	2018	2017	2017
Non-accrual loans*	$26,685	$21,489	$17,670
Loans still accruing and past due 90 days or more	200	314	288
Troubled debt restructured loans**	514	672	627

Nonperforming Loans	27,399	22,475	18,585
Foreclosed assets	705	2,245	1,532

Total nonperforming assets	$28,104	$24,720	$20,117

As a % of loans and foreclosed assets	0.73%	0.71%	0.57%
As a % of total assets	0.37%	0.36%	0.28%

*	Includes $2.81 million, $889 thousand and $618 thousand of purchased credit impaired loans as of June 30, 2018 and 2017, and December 31, 2017, respectively.
**

Other troubled debt restructured loans of $4.33 million, $5.42 million and $4.63 million, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at June 30, 2018 and 2017, and December 31, 2017, respectively.

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

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see note 5 to our notes to the consolidated financial statements (unaudited). The provision for loan losses was $1.11 million for the second quarter of 2018, as compared to $1.73 million for the second quarter of 2017. The provision for loan losses was $2.42 million for the six-month period ended June 30, 2018 as compared to $3.68 million for the same period in 2017. The continued provision for loan losses in 2018 and 2017 reflects primarily the growth in the loan portfolio, and the decrease in provision is due to continued improvement in overall credit metrics. As a percent of average loans, net loan charge-offs were 0.07% for the second quarter of 2018, as compared to 0.06% for the second quarter of 2017. As a percentage of average loans, net loan charge-offs were 0.03% for the first six months of 2018, as compared to 0.12% for the first six months of 2017. The allowance for loan losses as a percent of loans was 1.30% as of June 30, 2018, as compared to 1.37% as of June 30, 2017 and 1.38% as of December 31, 2017. Included in Table 7 is further analysis of our allowance for loan losses.

Table 7—Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Allowance for loan losses at period-end	$49,951	$47,410	$49,951	$47,410
Loans held for investment at period-end	3,831,480	3,439,352	3,831,480	3,439,352
Average loans for period	3,797,341	3,418,105	3,773,085	3,393,986
Net charge-offs/average loans (annualized)	0.07%	0.06%	0.03%	0.12%
Allowance for loan losses/period-end loans	1.30%	1.37%	1.30%	1.37%
Allowance for loan losses/non-accrual loans, past due 90 days still accruing and restructured loans	182.31%	210.95%	182.31%	210.95%

Interest-Bearing Deposits in Banks. At June 30, 2018, our interest-bearing deposits in banks were $100.96 million compared to $54.79 million at June 30, 2017 and $164.22 million at December 31, 2017, respectively. At June 30, 2018, interest-bearing deposits in banks included $1.46 million invested in FDIC-insured certificates of deposit, $99.22 million maintained at the Federal Reserve Bank of Dallas and $281 thousand on deposit with the Federal Home Loan Bank of Dallas (“FHLB”).

Available-for-Sale and Held-to-Maturity Securities. At June 30, 2018, securities with a fair value of $3.20 billion were classified as securities available-for-sale. As compared to December 31, 2017, the available-for-sale portfolio at June 30, 2018 reflected (i) an increase in U.S. Treasury securities of $9.97 million, (ii) a decrease of $60.03 million in obligations of U.S. government sponsored enterprises and agencies, (iii) a decrease of $136.08 million in obligations of states and political subdivisions, (iv) a decrease of $6.68 million in corporate bonds and other, and (v) an increase of $302.91 million in mortgage-backed securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See note 4 to the consolidated financial statements (unaudited) for additional disclosures relating to the investment portfolio at June 30, 2018 and 2017, and December 31, 2017.

Table 8—Maturities and Yields of Available-for-Sale Securities Held at June 30, 2018 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$—	—%	$9,965	2.52%	$—	—%	$—	—%	$9,965	2.52%
Obligations of U.S. government sponsored enterprises and agencies	303	1.83	—	—	—	—	—	—	303	1.83
Obligations of states and political subdivisions	179,804	4.57	616,069	4.10	486,921	3.95	1,981	5.65	1,284,775	4.11
Corporate bonds and other securities	4,564	2.13	218	2.65	—	—	—	—	4,782	2.15
Mortgage-backed securities	43,773	1.57	1,085,291	2.36	768,678	2.96	—	—	1,897,742	2.59

Total	$228,444	3.94%	$1,711,543	2.99%	$1,255,599	3.34%	$1,981	5.65%	$3,197,567	3.20%

Amounts for held-to-maturity securities at June 30, 2017 are not included herein due to insignificance.

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 21%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.

As of June 30, 2018, the investment portfolio had an overall tax equivalent yield of 3.20%, a weighted average life of 4.21 years and modified duration of 3.75 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $6.21 billion as of June 30, 2018, as compared to $5.63 billion as of June 30, 2017 and $5.96 billion as of December 31, 2017. The increase in deposits at June 30, 2018 was due primarily to the Commercial State Bank acquisition. Table 9 provides a breakdown of average deposits and rates paid for the three and six months periods ended June 30, 2018 and 2017.

Table 9—Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended June 30,
	2018		2017
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$2,121,902	—%	$1,816,380	—%
Interest-bearing deposits:
Interest-bearing checking	2,059,587	0.54	1,889,467	0.24
Savings and money market accounts	1,536,899	0.23	1,426,998	0.13
Time deposits under $100,000	207,518	0.19	215,112	0.17
Time deposits of $100,000 or more	272,518	0.40	271,835	0.32

Total interest-bearing deposits	4,076,522	0.39%	3,803,412	0.20%

Total average deposits	$6,198,424		$5,619,792

	Six Months Ended June 30,
	2018		2017
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$2,116,969	—%	$1,763,133	—%
Interest-bearing deposits:
Interest-bearing checking	2,093,746	0.50	1,884,274	0.21
Savings and money market accounts	1,534,025	0.21	1,427,377	0.13
Time deposits under $100,000	211,319	0.19	217,604	0.17
Time deposits of $100,000 or more	268,660	0.38	276,902	0.31

Total interest-bearing deposits	4,107,750	0.37%	3,806,157	0.19%

Total average deposits	$6,224,719		$5,569,290

Borrowings. Included in borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $456.94 million, $379.32 million and $331.00 million at June 30, 2018 and 2017 and December 31, 2017, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the borrowings. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $434.24 million and $372.91 million in the second quarter of 2018 and 2017, respectively. The weighted average interest rates paid on these borrowings were 0.43% and 0.18% for the second quarters of 2018 and 2017, respectively. The average balances of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was $396.04 million and $410.36 million for the six-month periods ended June 30, 2018 and 2017, respectively. The weighted average interest rate paid on these short-term borrowings was 0.29% and 0.17% for the first six months of 2018 and 2017, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $985.63 million, or 12.82% of total assets at June 30, 2018, as compared to $887.44 million, or 12.77% of total assets at June 30, 2017 and $922.77 million, or 12.72% of total assets at December 31, 2017. Included in shareholders’ equity at June 30, 2018 and 2017 and December 31, 2017, were ($8.52) million, $38.52 million and $35.43 million, respectively, in unrealized gains (losses) on investment securities available-for-sale, net of related income taxes. For the second quarter of 2018, total shareholders’ equity averaged $972.27 million, or 12.73% of average assets, as compared to $875.65 million, or 12.65% of average assets, during the same period in 2017. For the six months ended June 30, 2018, total shareholders’ equity averaged $961.22 million or 12.63%, as compared to $861.36 million, or 12.51% of total assets during the same period in 2017.

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

As of June 30, 2018 and 2017, and December 31, 2017, we had a total capital to risk-weighted assets ratio of 19.81%, 18.97% and 19.85%, a Tier 1 capital to risk-weighted assets ratio of 18.68%, 17.79% and 18.66%; a common equity Tier 1 to risk-weighted assets ratio of 18.68%, 17.79% and 18.66% and a leverage ratio of 11.14%, 10.79% and 11.09%, respectively. The regulatory capital ratios as of June 30, 2018 and 2017, and December 31, 2017 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required Under Basel III Phase-In		Minimum Capital Required-Basel III Fully Phased-In		Required to be Considered Well- Capitalized
As of June 30,2018:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$884,279	19.81%	$440,691	9.875%	$468,583	10.50%	—	N/A
First Financial Bank, N.A	$813,002	18.27%	$439,561	9.875%	$467,349	10.50%	$445,095	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$833,669	18.68%	$351,437	7.875%	$379,329	8.50%	—	N/A
First Financial Bank, N.A	$762,393	17.13%	$350,512	7.875%	$378,330	8.50%	$356,076	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$833,669	18.68%	$284,497	6.375%	$312,389	7.00%	—	N/A
First Financial Bank, N.A	$762,393	17.13%	$283,748	6.375%	$311,566	7.00%	$289,311	6.50%
Leverage Ratio:
Consolidated	$833,669	11.14%	$299,364	4.00%	$299,364	4.00%	—	N/A
First Financial Bank, N.A	$762,393	10.23%	$298,235	4.00%	$298,235	4.00%	$372,794	5.00%

	Actual		Minimum Capital Required Under Basel III Phase-In		Minimum Capital Required-Basel III Fully Phased-In		Required to be Considered Well- Capitalized
As of June 30, 2017:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$774,723	18.97%	$377,756	9.25%	$428,804	10.50%	—	N/A
First Financial Bank, N.A	$663,876	16.30%	$376,798	9.25%	$427,717	10.50%	$407,349	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$726,705	17.79%	$296,079	7.25%	$347,127	8.50%	—	N/A
First Financial Bank, N.A	$615,858	15.12%	$295,328	7.25%	$346,247	8.50%	$325,879	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$726,705	17.79%	$234,821	5.75%	$285,869	7.00%	—	N/A
First Financial Bank, N.A	$615,858	15.12%	$234,226	5.75%	$285,144	7.00%	$264,777	6.50%
Leverage Ratio:
Consolidated	$726,705	10.79%	$269,410	4.00%	$269,410	4.00%	—	N/A
First Financial Bank, N.A	$615,858	9.17%	$268,499	4.00%	$268,499	4.00%	$335,623	5.00%

	Actual		Minimum Capital Required Under Basel III Phase-In		Minimum Capital Required-Basel III Fully Phased-In		Required to be Considered Well- Capitalized
As of December 31, 2017:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$814,634	19.85%	$379,578	9.250%	$430,872	10.50%	—	N/A
First Financial Bank, N.A	$723,563	17.68%	$378,614	9.250%	$429,777	10.50%	$409,312	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$765,882	18.66%	$297,507	7.250%	$348,801	8.50%	—	N/A
First Financial Bank, N.A	$674,811	16.49%	$296,751	7.250%	$347,915	8.50%	$327,450	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$765,882	18.66%	$235,954	5.750%	$287,248	7.00%	—	N/A
First Financial Bank, N.A	$674,811	16.49%	$235,354	5.750%	$286,518	7.00%	$266,053	6.50%
Leverage Ratio:
Consolidated	$765,882	11.09%	$276,296	4.000%	$276,296	4.00%	—	N/A
Frist Financial Bank, N.A	$674,811	9.80%	$275,320	4.000%	$275,320	4.00%	$344,151	5.00%

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

As of June 30, 2018, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.36% and 0.34%, respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 100 basis points would result in a negative variance in net interest income of 3.41% relative to the current financial statement structure over the next twelve months. We consider the likelihood of a decrease in interest rates beyond 100 basis points as of June 30, 2018 remote given the Federal Reserves proposed rate increase. Our model simulation as of June 30, 2018 indicates that our balance sheet is more liability sensitive in the short-term categories. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB (see below) and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures in June 2019 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At June 30, 2018, no amounts were drawn on these lines of credit. Our subsidiary bank also has available a line of credit with the FHLB totaling $1.14 billion, at June 30, 2018, secured by portions of our loan portfolio and certain investment securities. At June 30, 2018, the Company had advances totaling $60 million outstanding and had $1.50 million in letters of credit outstanding under this line of credit.

The Company renewed its loan agreement, effective June 30, 2017, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2019, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2019. If a balance exists at June 30, 2019, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at The Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at June 30, 2018. There was no outstanding balance under the line of credit as of June 30, 2018 or December 31, 2017.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $56.60 million at June 30, 2018, investment securities which totaled $8.31 million at June 30, 2018 and mature over 5 to 12 years, available dividends from our subsidiaries which totaled $223.17 million at June 30, 2018, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of June 30, 2018, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

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

Table 10—Commitments as of June 30, 2018 (in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$610,743
Unfunded commitments to extend credit	298,305
Standby letters of credit	30,282

Total commercial commitments	$939,330

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At June 30, 2018, approximately $223.17 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $3.80 million and $27.20 million for the six-month periods ended June 30, 2018 and 2017, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 37.50% and 44.62% of net earnings for the first six months of 2018 and 2017, respectively. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy. On April 24, 2018, the Board of Directors declared a $0.21 per share cash dividend for the second quarter of 2018, an increase of $0.02 or 10.53% over 2017.

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

Item 4. Controls and Procedures

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

2.1	—	Agreement and Plan of Reorganization, dated October 12, 2017, by and among First Financial Bankshares, Inc., Kingwood Merger Sub, Inc., and Commercial Bancshares, Inc. (schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference from Exhibit 2.1 to Registrant’s Form 8-K filed October 12, 2017).

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K filed April 30, 2015).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 99.1 of the Registrant’s Form 8-K filed January 24, 2012).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010).++

10.2	—	2012 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 1, 2012).++

10.3	—	Loan agreement dated June 30, 2013, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed July 1, 2013).

10.4	—	First Amendment to Loan Agreement, dated June 30, 2015, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 30, 2015).

10.5	—	Second Amendment to Loan Agreement, dated June 30, 2017, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 30, 2017).

10.6	—	2015 Restricted Stock Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 2, 2015).++

10.7	—	Form of Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 29, 2018).++

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.+

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.+

101.INS	—	XBRL Instance Document.*

101.SCH	—	XBRL Taxonomy Extension Schema Document.*

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith
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

FIRST FINANCIAL BANKSHARES, INC.

Date: July 31, 2018	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: July 31, 2018	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and
Chief Financial Officer