Form 10-Q
period 2018-09-30
FIRST FINANCIAL BANKSHARES INC
filed 2018-10-30
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 30, 2018
Common Stock, $0.01 par value per share	67,721,632

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company” or “we”) at September 30, 2018 and 2017 and December 31, 2017, and the consolidated statements of earnings and comprehensive earnings for the three and nine months ended September 30, 2018 and 2017, and the consolidated statements of shareholders’ equity and cash flows for the nine months ended September 30, 2018 and 2017, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30,		December 31,
	2018	2017	2017
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$164,998	$177,615	$209,583
INTEREST-BEARING DEPOSITS IN BANKS	34,511	166,820	162,764

Total cash and cash equivalents	199,509	344,435	372,347
INTEREST-BEARING TIME DEPOSITS IN BANKS	1,458	1,458	1,458
SECURITIES AVAILABLE-FOR-SALE, at fair value	3,144,367	2,885,483	3,087,473
LOANS:
Held for investment	3,867,040	3,472,227	3,485,569
Less-allowance for loan losses	(50,871)	(47,922)	(48,156)

Net loans held for investment	3,816,169	3,424,305	3,437,413
Held for sale	18,496	19,119	15,130

Net loans	3,834,665	3,443,424	3,452,543
BANK PREMISES AND EQUIPMENT, net	130,815	125,668	124,026
INTANGIBLE ASSETS	174,907	141,355	141,143
OTHER ASSETS	85,510	67,341	75,725

Total assets	$7,571,231	$7,009,164	$7,254,715

LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$2,146,984	$1,949,174	$2,041,650
INTEREST-BEARING DEPOSITS	3,998,298	3,748,286	3,921,311

Total deposits	6,145,282	5,697,460	5,962,961
DIVIDENDS PAYABLE	14,216	12,580	12,589
BORROWINGS	380,760	351,435	331,000
OTHER LIABILITIES	35,234	41,133	25,397

Total liabilities	6,575,492	6,102,608	6,331,947

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock 0.01 par value, authorized 120,000,000 shares; 67,693,586, 66,223,957 and 66,260,444 shares issued at September 30, 2018 and 2017 and December 31, 2017, respectively)	677	662	663
Capital surplus	440,589	376,286	378,062
Retained earnings	582,449	493,706	517,257
Treasury stock (shares at cost: 471,070, 498,459, and 495,964 at
September 30, 2018 and 2017 and December 31, 2017, respectively)	(7,512)	(7,028)	(7,148)
Deferred compensation	7,512	7,028	7,148
Accumulated other comprehensive earnings (loss)	(27,976)	35,902	26,786

Total shareholders’ equity	995,739	906,556	922,768

Total liabilities and shareholders’ equity	$7,571,231	$7,009,164	$7,254,715

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
INTEREST INCOME:
Interest and fees on loans	$51,428	$42,749	$147,279	$123,643
Interest on investment securities:
Taxable	12,593	8,074	36,666	23,848
Exempt from federal income tax	9,558	11,091	29,882	33,991
Interest on federal funds sold and interest-bearing deposits in banks	470	640	1,382	1,037

Total interest income	74,049	62,554	215,209	182,519
INTEREST EXPENSE:
Interest on deposits	4,330	2,228	11,854	5,748
Other	293	638	869	978

Total interest expense	4,623	2,866	12,723	6,726

Net interest income	69,426	59,688	202,486	175,793
PROVISION FOR LOAN LOSSES	1,450	1,415	3,865	5,090

Net interest income after provision for loan losses	67,976	58,273	198,621	170,703

NONINTEREST INCOME:
Trust fees	7,291	6,040	21,265	17,804
Service charges on deposit accounts	5,690	5,083	15,950	14,517
ATM, interchange and credit card fees	7,533	6,340	21,570	19,102
Real estate mortgage operations	4,834	3,891	11,718	11,496
Net gain on sale of available-for-sale securities (includes $58 and $1,075 for the three months ended September 30, 2018 and 2017, respectively, and $1,346 and $1,825 for the nine months ended September 30, 2018 and 2017, respectively, related to accumulated other comprehensive earnings reclassifications)	58	1,075	1,346	1,825
Net gain (loss) on sale of foreclosed assets	84	(11)	201	(42)
Net gain (loss) on sale of assets	(61)	(15)	(152)	(211)
Interest on loan recoveries	199	405	607	896
Other	1,427	1,452	4,461	3,328

Total noninterest income	27,055	24,260	76,966	68,715
NONINTEREST EXPENSE:
Salaries and employee benefits	26,377	24,143	79,442	70,867
Net occupancy expense	2,900	2,711	8,589	8,081
Equipment expense	3,482	3,294	10,438	10,397
FDIC insurance premiums	570	561	1,768	1,657
ATM, interchange and credit card expenses	2,344	2,001	6,692	5,517
Professional and service fees	2,174	2,036	6,613	5,878
Printing, stationery and supplies	387	449	1,485	1,423
Operational and other losses	981	1,081	1,852	2,639
Software amortization and expense	540	742	1,542	2,237
Amortization of intangible assets	279	143	1,049	477
Other	7,472	6,803	22,978	20,718

Total noninterest expense	47,506	43,964	142,448	129,891

EARNINGS BEFORE INCOME TAXES	47,525	38,569	133,139	109,527
INCOME TAX EXPENSE (includes $12 and $376 for the three months ended September 30, 2018 and 2017, respectively, and $283 and $639 for the nine months ended September 30, 2018 and 2017, respectively, related to income tax expense from reclassification items)	7,475	9,195	20,937	25,300

NET EARNINGS	$40,050	$29,374	$112,202	$84,227

EARNINGS PER SHARE, BASIC	$0.59	$0.44	$1.66	$1.27

EARNINGS PER SHARE, ASSUMING DILUTION	$0.59	$0.44	$1.65	$1.27

DIVIDENDS PER SHARE	$0.21	$0.19	$0.61	$0.56

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) - (UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NET EARNINGS	$40,050	$29,374	$112,202	$84,227
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	(20,930)	1,729	(75,236)	28,682
Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(58)	(1,075)	(1,346)	(1,825)

Total other items of comprehensive earnings (loss)	(20,988)	654	(76,582)	26,857
Income tax benefit (expense) related to other items of comprehensive earnings	4,407	(229)	16,082	(9,400)
Reclassification of certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act to retained earnings	—	—	5,759	—

COMPREHENSIVE EARNINGS	$23,469	$29,799	$57,461	$101,684

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity
Balances at December 31, 2016	66,094,695	$661	$372,245	$446,534	(507,409)	$(6,671)	$6,671	$18,445	$837,885
Net earnings (unaudited)	—	—	—	84,227	—	—	—	—	84,227
Stock option exercises (unaudited)	114,612	1	2,259	—	—	—	—	—	2,260
Restricted stock grant (unaudited)	14,650	—	600	—	—	—	—	—	600
Cash dividends declared, $0.56 per share (unaudited)	—	—	—	(37,055)	—	—	—	—	(37,055)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	17,457	17,457
Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net
(unaudited)	—	—	—	—	8,950	(357)	357	—	—
Stock option expense (unaudited)	—	—	1,182	—	—	—	—	—	1,182

Balances at September 30, 2017 (unaudited)	66,223,957	$662	$376,286	$493,706	(498,459)	$(7,028)	$7,028	$35,902	$906,556

Balances at December 31, 2017	66,260,444	$663	$378,062	$517,257	(495,964)	$(7,148)	$7,148	$26,786	$922,768
Net earnings (unaudited)	—	—	—	112,202	—	—	—	—	112,202
Stock option exercises (unaudited)	133,061	1	2,799	—	—	—	—	—	2,800
Restricted stock grant (unaudited)	10,710	—	523	—	—	—	—	—	523
Cash dividends declared,
$0.61 per share (unaudited)	—	—	—	(41,272)	—	—	—	—	(41,272)
Stock issued in acquisition of Commercial Bancshares, Inc.	1,289,371	13	58,074	—	—	—	—	—	58,087
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(60,500)	(60,500)
Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	24,894	(364)	364	—	—
Stock option expense (unaudited)	—	—	1,131	—	—	—	—	—	1,131
Reclassification of certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act to retained earnings (unaudited)	—	—	—	(5,759)	—	—	—	5,759	—
Reclassification of unrealized gain in equity securities at December 31, 2017 from accumulated other comprehensive earnings to retained earnings (unaudited)	—	—	—	21	—	—	—	(21)	—

Balances at September 30, 2018 (unaudited)	67,693,586	$677	$440,589	$582,449	(471,070)	$(7,512)	$7,512	$(27,976)	$995,739

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$112,202	$84,227
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,554	9,447
Provision for loan losses	3,865	5,090
Securities premium amortization (discount accretion), net	21,005	23,009
Gain on sale of assets, net	(1,254)	(1,572)
Deferred federal income tax benefit	8,107	1,290
Change in loans held-for-sale	(2,928)	7,779
Change in other assets	2,699	18,703
Change in other liabilities	5,653	7,172

Total adjustments	46,701	70,918

Net cash provided by operating activities	158,903	155,145

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition of Commercial Bancshares, Inc.	18,653	—
Net decrease in interest-bearing time deposits in banks	—	249
Activity in available-for-sale securities:
Sales	220,259	120,576
Maturities	3,354,571	4,299,781
Purchases	(3,650,127)	(4,450,719)
Activity in held-to-maturity securities—maturities	—	124
Net increase in loans	(116,860)	(119,911)
Purchases of bank premises and equipment and other assets	(12,381)	(12,626)
Proceeds from sale of bank premises and equipment and other assets	810	4,857

Net cash used in investing activities	(185,075)	(157,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	(56,706)	231,452
Net increase in interest-bearing deposits	(102,875)	(12,531)
Net increase (decrease) in borrowings	49,760	(94,335)
Common stock transactions:
Proceeds from stock issuances	2,800	2,260
Dividends paid	(39,645)	(36,373)

Net cash provided by (used in) financing activities	(146,666)	90,473

NET DECREASE IN CASH AND CASH EQUIVALENTS	(172,838)	87,949
CASH AND CASH EQUIVALENTS, beginning of period	372,347	256,486

CASH AND CASH EQUIVALENTS, end of period	$199,509	$344,435

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$12,617	$6,772
Federal income taxes paid	20,351	21,896
Transfer of loans and bank premises to other real estate	126	2,044
Investment securities purchased but not settled	13,453	993
Restricted stocks grant to directors and officers	523	600
Stock issued in acquisition of Commercial Bancshares, Inc.	58,087	—

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

Through our subsidiary bank, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of September 30, 2018, we had 72 financial centers across Texas, with eleven locations in Abilene, three locations in Weatherford, two locations in Cleburne, Conroe, San Angelo, Stephenville and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Cut and Shoot, Decatur, Eastland, El Campo, Fort Worth, Fulshear, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Kingwood, Magnolia, Mauriceville, Merkel, Midlothian, Mineral Wells, Montgomery, Moran, New Waverly, Newton, Odessa, Orange, Palacios, Port Arthur, Ranger, Rising Star, Roby, Southlake, Sweetwater, Tomball, Trent, Trophy Club, Vidor, Waxahachie, Willis and Willow Park, all in Texas. Our trust subsidiary has seven locations which are located in Abilene, Fort Worth, Odessa, Beaumont, San Angelo, Stephenville and Sweetwater.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2017. All adjustments were of a normal recurring nature. However, the results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the year ending December 31, 2018, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the financial statement date. Actual results could vary. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under U.S. Securities and Exchange Commission (“SEC”) rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

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

Note 2 – Stock Repurchase

On July 25, 2017, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 common shares through September 30, 2020. The shares buyback plan authorizes management to repurchase the shares at such time as repurchases are considered beneficial to shareholders. Any repurchase of shares will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through September 30, 2018, no shares were repurchased under this authorization.

Note 3 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three months and nine months ended September 30, 2018, and 2017, the Company assumes that all dilutive outstanding options to purchase common shares have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of these outstanding options and the restricted shares is reflected by application of the treasury stock method, whereby the proceeds from exercised options and restricted shares are assumed to be used to purchase common shares at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended September 30, 2018 and 2017 were 67,635,058 and 66,140,518 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the nine months ended September 30, 2018 and 2017 were 67,586,843 and 66,104,914 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended September 30, 2018 and 2017 were 68,053,724 and 66,417,281 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the nine months ended September 30, 2018 and 2017 were 67,948,420 and 66,392,210 shares, respectively. For the three and nine months ended September 30, 2018 and 2017, there were no weighted average outstanding stock options that were anti-dilutive that have been excluded from the earnings per share calculation.

Note 4 - Interest-bearing Time Deposits in Banks and Securities

Interest-bearing time deposits in banks totaled $1,458,000 at September 30, 2018 and 2017 and December 31, 2017, respectively, and have original maturities within twelve months.

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

A summary of the Company’s available-for-sale securities follows (in thousands):

	September 30, 2018
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Treasury Securities	$9,964	$—	$(35)	$9,929
Obligations of U.S. government sponsored enterprises and agencies	303	—	(1)	302
Obligations of states and political subdivisions	1,174,320	21,664	(4,097)	1,191,887
Corporate bonds and other	4,860	—	(121)	4,739
Residential mortgage-backed securities	1,533,302	912	(39,908)	1,494,306
Commercial mortgage-backed securities	453,495	8	(10,299)	443,204

Total securities available-for-sale	$3,176,244	$22,584	$(54,461)	$3,144,367

	September 30, 2017
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises and agencies	$73,583	$35	$(30)	$73,588
Obligations of states and political subdivisions	1,379,117	56,671	(1,594)	1,434,194
Corporate bonds and other	19,439	118	(2)	19,555
Residential mortgage-backed securities	1,024,615	8,466	(3,797)	1,029,284
Commercial mortgage-backed securities	328,806	945	(889)	328,862

Total securities available-for-sale	$2,825,560	$66,235	$(6,312)	$2,885,483

	December 31, 2017
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises and agencies	$60,516	$—	$(186)	$60,330
Obligations of states and political subdivisions	1,369,295	52,491	(936)	1,420,850
Corporate bonds and other	11,421	43	(5)	11,459
Residential mortgage-backed securities	1,223,452	4,561	(8,916)	1,219,097
Commercial mortgage-backed securities	377,934	263	(2,460)	375,737

Total securities available-for-sale	$3,042,618	$57,358	$(12,503)	$3,087,473

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at September 30, 2018 were computed by using scheduled amortization of balances and historical prepayment rates. At September 30, 2018 and 2017, and December 31, 2017, the Company did not hold CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2018, by contractual and expected maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value
Due within one year	$187,577	$189,177
Due after one year through five years	552,075	565,059
Due after five years through ten years	448,087	450,670
Due after ten years	1,708	1,951
Mortgage-backed securities	1,986,797	1,937,510

Total	$3,176,244	$3,144,367

The following tables disclose the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
September 30, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury Securities	$9,929	$35	$—	$—	$9,929	$35
Obligations of U.S. government sponsored enterprises and agencies	302	1	—	—	302	1
Obligations of states and political subdivisions	184,265	2,165	44,750	1,932	229,015	4,097
Corporate bonds and other	4,399	110	449	11	4,848	121
Residential mortgage-backed securities	962,320	20,850	461,227	19,058	1,423,547	39,908
Commercial mortgage-backed securities	270,375	5,908	167,368	4,391	437,743	10,299

Total	$1,431,590	$29,069	$673,794	$25,392	$2,105,384	$54,461

	Less than 12 Months		12 Months or Longer		Total
September 30, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. government sponsored enterprises and agencies	$45,050	$30	$—	$—	$45,050	$30
Obligations of states and political subdivisions	54,983	309	45,217	1,285	100,200	1,594
Corporate bonds and other	—	—	240	2	240	2
Residential mortgage-backed securities	225,369	1,531	131,849	2,266	357,218	3,797
Commercial mortgage-backed securities	170,146	751	21,001	138	191,147	889

Total	$495,548	$2,621	$198,307	$3,691	$693,855	$6,312

	Less than 12 months		12 months or longer		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. government sponsored enterprises and agencies	$60,329	$186	$—	$—	$60,329	$186
Obligations of state and political subdivisions	66,361	219	44,938	717	111,299	936
Corporate bonds and other	224	2	237	3	461	5
Residential mortgage-backed securities	701,252	3,988	239,641	4,928	940,893	8,916
Commercial mortgage-backed securities	239,548	1,500	92,549	960	332,097	2,460

Total	$1,067,714	$5,895	$377,365	$6,608	$1,445,079	$12,503

The number of investments in an unrealized loss position totaled 484 at September 30, 2018. We do not believe these unrealized losses are “other-than-temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making this determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at September 30, 2018 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At September 30, 2018, 83.26% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 31.30% are guaranteed by the Texas Permanent School Fund.

At September 30, 2018, $1,820,197,000 of the Company’s securities were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During the quarters ended September 30, 2018 and 2017, sales of investment securities that were classified as available-for-sale totaled $71,134,000 and $83,605,000, respectively. Gross realized gains from security sales during the third quarter of 2018 and 2017 totaled $348,000 and $1,750,000, respectively. Gross realized losses from security sales during the third quarter of 2018 and 2017 totaled $290,000 and $675,000, respectively. During the nine months ended September 30, 2018 and 2017, sale of investment securities were classified as available-for-sale totaled $220,259,000 and $120,576,000, respectively. Gross realized gains from security sales during the nine-month period ended September 30, 2018 and 2017 totaled $1,877,000 and totaled $2,550,000, respectively. Gross realized losses from security sales during the nine-month periods ended September 30, 2018 and 2017 totaled $531,000 and $725,000, respectively.

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

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral. Other loan impairments for non-collateral dependent loans are measured based on the present value of expected future cash flows or the loan’s observable market price. At September 30, 2018 and 2017, and December 31, 2017, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral less costs to sell.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. For all impaired loans, including the Company’s troubled debt restructurings, the Company performs a periodic, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment to assess the likelihood that all principal and interest payments required under the terms of the agreement will be collected in full. When doubt exists about the ultimate collectability of principal and interest, the troubled debt restructuring remains on non-accrual status and payments received are applied to reduce principal to the extent necessary to eliminate such doubt. This determination of accrual status is judgmental and is based on facts and circumstances related to each troubled debt restructuring. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral, modified loan terms and cash flow. As of September 30, 2018 and 2017, and December 31, 2017, substantially all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

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

Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their acquisition fair value, which includes a credit component at the acquisition date, was based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the discounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on nonaccrual. Contractually required payments for interest and principal that exceed the cash flows expected at acquisition are not recognized as a yield adjustment. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows subsequent to acquisition are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at September 30, 2018 and 2017, and December 31, 2017, was $2,947,000, $736,000 and $618,000, respectively, compared to a contractual balance of $3,898,000, $932,000, and $755,000, respectively. Other purchased credit impaired loan disclosures were omitted due to immateriality.

Loans held-for-investment by class of financing receivables are as follows (in thousands):

	September 30,		December 31,
	2018	2017	2017
Commercial	$773,924	$674,947	$684,099
Agricultural	93,953	83,005	94,543
Real estate	2,614,929	2,297,556	2,302,998
Consumer	384,234	416,719	403,929

Total loans held-for-investment	$3,867,040	$3,472,227	$3,485,569

The Company’s non-accrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	September 30,		December 31,
	2018	2017	2017
Non-accrual loans*	$25,587	$18,750	$17,670
Loans still accruing and past due 90 days or more	88	257	288
Troubled debt restructured loans**	513	668	627

Total	$26,188	$19,675	$18,585

*	Includes $2,947,000, $736,000 and $618,000 of purchased credit impaired loans as of September 30, 2018 and 2017, and December 31, 2017, respectively.
**

Troubled debt restructured loans of $4,577,000, $5,277,000 and $4,629,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at September 30, 2018 and 2017, and December 31, 2017, respectively.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

September 30, 2018		September 30, 2017		December 31, 2017
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$ 25,587	$4,988	$18,750	$4,177	$17,670	$3,996

The Company had $26,859,000, $22,076,000 and $20,117,000 in non-accrual, past due 90 days or more and still accruing, restructured loans and foreclosed assets at September 30, 2018 and 2017, and December 31, 2017, respectively. Non-accrual loans at September 30, 2018 and 2017, and December 31, 2017, consisted of the following by class of financing receivables (in thousands):

	September 30,		December 31,
	2018	2017	2017
Commercial	$6,961	$4,133	$3,612
Agricultural	1,046	60	134
Real estate	16,682	13,386	12,838
Consumer	898	1,171	1,086

Total	$25,587	$18,750	$17,670

No significant additional funds are committed to be advanced in connection with impaired loans as of September 30, 2018.

The Company’s impaired loans and related allowance are summarized in the following tables by class of financing receivables (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

September 30, 2018	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year –to-Date Average Recorded Investment	Three- Month Average Recorded Investment
Commercial	$9,276	$3,467	$3,494	$6,961	$1,412	$8,339	$7,669
Agricultural	1,062	—	1,046	1,046	528	1,506	1,101
Real Estate	22,513	4,215	12,467	16,682	2,652	18,688	17,762
Consumer	1,088	50	848	898	396	1,012	942

Total	$33,939	$7,732	$17,855	$25,587	$4,988	$29,545	$27,474

*	Includes $2,947,000 of purchased credit impaired loans.

September 30, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year –to- Date Average Recorded Investment	Three- Month Average Recorded Investment
Commercial	$10,989	$617	$3,516	$4,133	$1,671	$7,313	$5,866
Agricultural	66	—	60	60	17	66	60
Real Estate	17,306	3,742	9,644	13,386	1,984	14,279	13,829
Consumer	1,388	262	909	1,171	505	1,341	1,238

Total	$29,749	$4,621	$14,129	$18,750	$4,177	$22,999	$20,993

*	Includes $736,000 of purchased credit impaired loans.

December 31, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	12 Month Average Recorded Investment
Commercial	$5,597	$518	$3,094	$3,612	$1,194	$4,849
Agricultural	147	—	134	134	31	120
Real Estate	16,823	2,348	10,490	12,838	2,316	13,835
Consumer	1,284	143	943	1,086	455	1,258

Total	$23,851	$3,009	$14,661	$17,670	$3,996	$20,062

*	Includes $618,000 of purchased credit impaired loans.

The Company recognized interest income on impaired loans prior to being recognized as impaired of approximately $624,000 during the year ended December 31, 2017. Such amounts for the three-month and nine-month periods ended September 30, 2018 and 2017 were not significant.

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

The following summarizes the Company’s internal ratings of its loans held-for-investment by class of financing receivables and portfolio segments, which are the same (in thousands):

September 30, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$747,758	$8,817	$17,349	$—	$773,924
Agricultural	89,314	68	4,571	—	93,953
Real Estate	2,530,673	27,241	57,015	—	2,614,929
Consumer	381,772	324	2,138	—	384,234

Total	$3,749,517	$36,450	$81,073	$—	$3,867,040

September 30, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$632,693	$7,997	$34,257	$—	$674,947
Agricultural	79,227	841	2,937	—	83,005
Real Estate	2,224,970	26,231	46,355	—	2,297,556
Consumer	414,043	168	2,508	—	416,719

Total	$3,350,933	$35,237	$86,057	$—	$3,472,227

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$649,166	$6,282	$28,651	$—	$684,099
Agricultural	90,457	1,527	2,559	—	94,543
Real Estate	2,227,302	29,089	46,607	—	2,302,998
Consumer	401,434	181	2,314	—	403,929

Total	$3,368,359	$37,079	$80,131	$—	$3,485,569

The Company’s past due loans are as follows (in thousands):

September 30, 2018	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$3,850	$420	$3,331	$7,601	$766,323	$773,924	$—
Agricultural	442	—	287	729	93,224	93,953	—
Real Estate	15,542	2,583	661	18,786	2,596,143	2,614,929	—
Consumer	749	173	145	1,067	383,167	384,234	88

Total	$20,583	$3,176	$4,424	$28,183	$3,838,857	$3,867,040	$88

September 30, 2017	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$3,288	$585	$1,495	$5,368	$669,579	$674,947	$212
Agricultural	322	—	—	322	82,683	83,005	—
Real Estate	12,636	984	2,293	15,913	2,281,643	2,297,556	—
Consumer	1,211	457	176	1,844	414,875	416,719	45

Total	$17,457	$2,026	$3,964	$23,447	$3,448,780	$3,472,227	$257

December 31, 2017	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$2,039	$1,104	$1,081	$4,224	$679,875	$684,099	$7
Agricultural	640	—	—	640	93,903	94,543	—
Real Estate	12,308	511	1,198	14,017	2,288,981	2,302,998	216
Consumer	1,360	361	135	1,856	402,073	403,929	65

Total	$16,347	$1,976	$2,414	$20,737	$3,464,832	$3,485,569	$288

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The following table details the allowance for loan losses by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at September 30, 2018 and 2017, and December 31, 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

September 30, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,412	$528	$2,652	$396	$4,988
Loans collectively evaluated for impairment	7,549	1,106	31,713	5,515	45,883

Total	$8,961	$1,634	$34,365	$5,911	$50,871

September 30, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,671	$17	$1,984	$505	$4,177
Loans collectively evaluated for impairment	10,201	1,284	26,484	5,776	43,745

Total	$11,872	$1,301	$28,468	$6,281	$47,922

December 31, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,194	$31	$2,316	$455	$3,996
Loans collectively evaluated for impairment	9,671	1,274	27,580	5,635	44,160

Total	$10,865	$1,305	$29,896	$6,090	$48,156

Changes in the allowance for loan losses are summarized as follows by portfolio segment (in thousands):

Three months ended September 30, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$9,218	$1,402	$33,243	$6,088	$49,951
Provision for loan losses	(24)	229	1,091	154	1,450
Recoveries	192	3	85	135	415
Charge-offs	(425)	—	(54)	(466)	(945)

Ending balance	$8,961	$1,634	$34,365	$5,911	$50,871

Three months ended September 30, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$11,935	$1,127	$28,023	$6,325	$47,410
Provision for loan losses	557	157	424	277	1,415
Recoveries	119	17	50	91	277
Charge-offs	(739)	—	(29)	(412)	(1,180)

Ending balance	$11,872	$1,301	$28,468	$6,281	$47,922

Nine months ended September 30, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$10,865	$1,305	$29,896	$6,090	$48,156
Provision for loan losses	(1,316)	317	4,325	539	3,865
Recoveries	476	12	345	382	1,215
Charge-offs	(1,064)	—	(201)	(1,100)	(2,365)

Ending balance	$8,961	$1,634	$34,365	$5,911	$50,871

Nine months ended September 30, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$11,707	$1,101	$26,864	$6,107	$45,779
Provision for loan losses	1,485	211	2,556	838	5,090
Recoveries	868	25	141	400	1,434
Charge-offs	(2,188)	(36)	(1,093)	(1,064)	(4,381)

Ending balance	$11,872	$1,301	$28,468	$6,281	$47,922

The Company’s recorded investment in loans related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows (in thousands). Purchased credit impaired loans of $2,947,000, $736,000 and $618,000 at September 30, 2018 and 2017, and December 31, 2017, respectively, are included in loans individually evaluated for impairment.

September 30, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$6,961	$1,046	$16,682	$898	$25,587
Loans collectively evaluated for impairment	766,963	92,907	2,598,247	383,336	3,841,453

Total	$773,924	$93,953	$2,614,929	$384,234	$3,867,040

September 30, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$4,133	$60	$13,386	$1,171	$18,750
Loans collectively evaluated for impairment	670,814	82,945	2,284,170	415,548	3,453,477

Total	$674,947	$83,005	$2,297,556	$416,719	$3,472,227

December 31, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$3,612	$134	$12,838	$1,086	$17,670
Loan collectively evaluated for impairment	680,487	94,409	2,290,160	402,843	3,467,899

Total	$684,099	$94,543	$2,302,998	$403,929	$3,485,569

The Company’s loans that were modified and considered troubled debt restructurings are as follows (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial	2	$547	$547	3	$826	$826
Agricultural	—	—	—	1	4	4
Real Estate	1	117	117	5	642	642
Consumer	—	—	—	6	113	113

Total	3	$664	$664	15	$1,585	$1,585

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial	3	$514	$514	9	$838	$838
Agricultural	—	—	—	—	—	—
Real Estate	1	256	256	3	473	473
Consumer	—	—	—	1	25	25

Total	4	$770	$770	13	$1,336	$1,336

The balances below provide information as to how the loans were modified as troubled debt restructured loans (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$491	$56	—	$491	$335
Agricultural	—	—	—	—	—	4
Real Estate	—	117	—	—	279	363
Consumer	—	—	—	—	—	113

Total	$—	$608	$56	—	$770	$815

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$—	$514	—	$181	$657
Agricultural	—	—	—	—	—	—
Real Estate	—	256	—	—	312	161
Consumer	—	—	—	—	25	—

Total	$—	$256	$514	—	$518	$818

During the three and nine months ended September 30, 2018, no loans were modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. During the three and nine months ended September 30, 2017, two loans and four loans, respectively, were modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or more or results in the foreclosure and repossession of the applicable collateral. The loans with payment default are as follows (dollars in thousands):

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Number	Balance	Number	Balance
Commercial	—	$—	—	$—
Agriculture	—	—	—	—
Real Estate	—	—	—	—
Consumer	—	—	—	—

Total	—	$—	—	$—

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Number	Balance	Number	Balance
Commercial	2	$88	3	$141
Agriculture	—	—	—	—
Real Estate	—	—	1	62
Consumer	—	—	—	—

Total	2	$88	4	$203

As of September 30, 2018, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (FHLB) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At September 30, 2018, $2,450,523,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At September 30, 2018, there were no advances or letters of credit outstanding under this line of credit.

Note 6 - Loans Held for Sale

The Company originates certain mortgage loans for sale in the secondary market. The mortgage loan sales contracts contain indemnification clauses should the loans default, generally in the first three to nine months, or if documentation is determined not to be in compliance with regulations. The Company’s historic losses as a result of these indemnities have been insignificant.

Loans held for sale totaled $18,496,000, $19,119,000 and $15,130,000 at September 30, 2018 and 2017, and December 31, 2017, respectively. At September 30, 2018, $2,541,000 is valued at the lower of cost or fair value, and the remaining amount is valued under the fair value option. All of the amounts for December 31, 2017 and September 30, 2017 were valued at the lower of cost or fair value. The change to the fair value option for loans held for sale was effective at June 30, 2018 and was done in conjunction with the Company’s move to mandatory delivery in the secondary market and the purchase of forward mortgage-backed securities to manage the changes in fair value (see note 7 for additional information).

These loans, which are sold on a servicing released basis, are valued using a market approach by utilizing either: (i) the fair value of the securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures (see note 12). Interest income on mortgage loans held for sale is recognized based on the contractual rates and reflected in interest income on loans in the consolidated statements of earnings. The Company has no continuing ownership in any residential mortgage loans sold.

Note 7 - Derivative Financial Instruments

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

The fair values of IRLCs are based on current secondary market prices for underlying loans and estimated servicing value with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability (pull-through rate). The fair value of IRLCs is subject to change primarily due to changes in interest rates and the estimated pull-through rate. These commitments are classified as Level 3 in the fair value disclosures (see note 12), as the valuations are based on observable market inputs.

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

The following table provides the outstanding notional balances and fair values of outstanding derivative positions (dollars in thousands):

September 30, 2018:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$48,311	$715	$—
Forward mortgage-backed securities trades	42,500	143	—

September 30, 2017:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$53,911	$440	$—

December 31, 2017:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$37,589	$500	$—

Note 8 – Borrowings

Borrowings consisted of the following (dollars in thousands):

	September 30,		December 31,
	2018	2017	2017
Securities sold under agreements with customers to repurchase	$378,460	$339,660	$320,450
Federal funds purchased	2,300	11,775	10,550

Total	$380,760	$351,435	$331,000

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

Note 9 - Income Taxes

Income tax expense was $7,475,000 for the third quarter of 2018 as compared to $9,195,000 for the same period in 2017. The Company’s effective tax rates on pretax income were 15.73% and 23.84% for the third quarters of 2018 and 2017, respectively. Income tax expense was $20,937,000 for the nine months ended September 30, 2018 as compared to $25,300,000 for the same period in 2017. The Company’s effective tax rates on pretax income were 15.73% and 23.10% for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rates differ from the statutory federal tax rate of 21% for 2018 and 35% for 2017 primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and excess tax benefits related to our directors’ deferred compensation plan.

On December 22, 2017, the Tax Cuts and Jobs Act (“Jobs Act”) was signed into law with sweeping modifications to the Internal Revenue Service Code. The primary change for the Company was to lower the corporate income tax rate to 21% from 35%. The Company’s deferred tax assets and liabilities were re-measured based on the income tax rules at which they are expected to reverse in the future, which is now generally 21%. The Company continues to analyze certain aspects of the Jobs Act resulting in refinement of the calculations which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of the Company’s deferred tax balance was $7,650,000, and was recorded in December 2017 as a reduction of income tax expense. There have been no adjustments to this provisional amount recorded in the three months and nine months ended September 30, 2018. In addition, income tax rate changes in deferred tax assets and liabilities totaling $5,759,000 related to amounts recorded in accumulated other comprehensive income were reclassified from accumulated other comprehensive income to retained earnings during the first quarter of 2018.

Note 10 - Stock Option Plan and Restricted Stock Plan

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

The Company recorded stock option expense totaling $377,000 and $750,000 for the three-month periods ended September 30, 2018 and 2017, respectively. The Company recorded stock option expense totaling $1,131,000 and $1,182,000 for the nine months ended September 30, 2018 and 2017, respectively. The additional disclosure requirements under authoritative accounting guidance have been omitted due to the amounts being insignificant.

On April 26, 2016, upon re-election of existing directors, 7,660 restricted shares with a total value of $250,000 were granted to the ten non-employee directors and was expensed over the period from grant date to April 25, 2017, the date of the next Annual Shareholders’ Meeting at which these directors’ term expired. On April 25, 2017, upon re-election of existing directors, 14,650 restricted shares with a total value of $600,000 were granted to the ten non-employee directors and was expensed over the period from the grant date to April 24, 2018, the date of the next Annual Shareholders’ Meeting at which these directors’ term expired. On April 24, 2018, upon re-election of nine of the existing directors, 10,710 restricted shares with a total value of $540,000 were granted to these non-employee directors and is being expensed over the period from grant date to April 23, 2019, the Company’s next shareholders’ meeting at which the director’s term expires. The Company recorded director expense related to these restricted share grants of $135,000 and $150,000 for the three-month periods ended September 30, 2018 and 2017, respectively. The Company recorded director expense related to these restricted stock grants of $425,000 and $333,000 for the nine months period ended September 30, 2018 and 2017, respectively.

On October 27, 2015, the Company granted 31,273 restricted shares with a total value of $1,060,000 to certain officers that is being expensed over the vesting period of three years. On October 25, 2016, the Company granted 15,405 restricted stock shares with a total value of $560,000 to certain officers that is being expensed over the vesting period of three years. On October 24, 2017, the Company granted 14,191 restricted shares with a total value of $655,000 to certain officers that is being expensed over the vesting period of one to three years. The Company recorded restricted stock expense for officers of $175,000 and $133,000, for the three-month periods ended September 30, 2018 and 2017, respectively. The Company recorded restricted stock expense for officers of $501,000 and $399,000, for the nine-month periods ended September 30, 2018 and 2017, respectively.

On October 23, 2018, the Company granted 26,021 restricted shares with a total value of $1,440,000 to certain officers that will be expensed over a three year vesting period.

Note 11 - Pension Plan

The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no new participants will be added to the plan and no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of the Pension Protection Act of 2006 (the “Protection Act”), the Company will be required to contribute amounts in future years to fund any shortfalls. The Company has evaluated the provisions of the Protection Act as well as the Internal Revenue Service’s funding standards to develop a plan for funding in future years. The Company made no contribution in 2017, and has not made a contribution through September 30, 2018.

Net periodic benefit costs totaling $65,000 and $84,000 were recorded for the three months ended September 30, 2018 and 2017, respectively. Net periodic benefit costs totaling $177,000 and $253,000 were recorded for the nine months ended September 30, 2018 and 2017, respectively.

Note 12 - Fair Value Disclosures

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

There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during the nine months ended September 30, 2018 and 2017, and the year ended December 31, 2017.

The following table summarizes the Company’s available-for-sale securities which are measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

September 30, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$9,929	$—	$—	$9,929
Obligations of U. S. government sponsored enterprises and agencies	—	302	—	302
Obligations of states and political subdivisions	—	1,191,887	—	1,191,887
Corporate bonds	—	450	—	450
Residential mortgage-backed securities	—	1,494,306	—	1,494,306
Commercial mortgage-backed securities	—	443,204	—	443,204
Other securities	4,289	—	—	4,289

Total	$14,218	$3,130,149	$—	$3,144,367

September 30, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of U. S. government sponsored enterprises and agencies	$—	$73,588	$—	$73,588
Obligations of states and political subdivisions	—	1,434,194	—	1,434,194
Corporate bonds	—	15,099	—	15,099
Residential mortgage-backed securities	—	1,029,284	—	1,029,284
Commercial mortgage-backed securities	—	328,862	—	328,862
Other securities	4,456	—	—	4,456

Total	$4,456	$2,881,027	$—	$2,885,483

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of U. S. government sponsored enterprises and agencies	$—	$60,330	$—	$60,330
Obligations of states and political subdivisions	—	1,420,850	—	1,420,850
Corporate bonds	—	7,031	—	7,031
Residential mortgage-backed securities	—	1,219,097	—	1,219,097
Commercial mortgage-backed securities	—	375,737	—	375,737
Other securities	4,428	—	—	4,428

Total	$4,428	$3,083,045	$—	$3,087,473

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at September 30, 2018:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral less costs to sell. Collateral values are estimated using Level 2 inputs based on observable market data. At September 30, 2018, impaired loans with a carrying value of $25,587,000 were reduced by specific valuation reserves totaling $4,988,000 resulting in a net fair value of $20,599,000. The Company also had impaired loans of $7,732,000 with no specific valuation reserve at September 30, 2018, due to the loans carrying value generally being lower than the value of the collateral associated with the loan.

Loans Held-for-Sale – Loans held-for-sale are reported at either the fair value option or the lower of cost or fair value (see note 6).

IRLC’s and Forward Mortgage-Backed Securities Trades – IRLCs and forward mortgage-backed securities trades are reported at fair value (see note 7).

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three months and nine months ended September 30, 2018 and 2017 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned (dollars in thousands):

	Three Months Ended September 30,
	2018	2017
Carrying value of other real estate owned prior to re-measurement	$—	$937
Write-downs included in gain (loss) on sale of other real estate owned	—	(288)

Fair value	$—	$649

	Nine Months Ended September 30,
	2018	2017
Carrying value of other real estate owned prior to re-measurement	$526	$1,025
Write-downs included in gain (loss) on sale of other real estate owned	(126)	(296)

Fair value	$400	$729

At September 30, 2018 and 2017, and December 31, 2017, other real estate owned totaled $593,000, $2,176,000 and $1,347,000, respectively.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance, were as follows (in thousands).

	September 30,				December 31,
	2018		2017		2017
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated	Fair Value
	Value	Fair Value	Value	Fair Value	Value	Fair Value	Hierarchy
Cash and due from banks	$164,998	$164,998	$177,615	$177,615	$209,583	$209,583	Level 1
Interest-bearing deposits in banks	34,511	34,511	166,820	166,820	162,764	162,764	Level 1
Interest-bearing time deposits in banks	1,458	1,458	1,458	1,458	1,458	1,458	Level 2
Available-for-sale securities	3,144,367	3,144,367	2,885,483	2,885,483	3,087,473	3,087,473	Levels 1 and 2
Loans Held for Investment	3,816,169	3,857,059	3,424,305	3,439,484	3,437,413	3,455,003	Level 3
Loans Held for Sale	18,496	18,496	19,119	19,119	15,130	15,130	Level 3
Accrued interest receivable	28,990	28,990	26,321	26,321	36,081	36,081	Level 2
Deposits with stated maturities	450,667	450,409	464,782	465,655	451,255	452,000	Level 2
Deposits with no stated maturities	5,694,615	5,694,615	5,232,678	5,232,678	5,511,706	5,511,706	Level 1
Borrowings	380,760	380,760	351,435	351,435	331,000	331,000	Level 2
Accrued interest payable	303	303	179	179	197	197	Level 2

Note 13 - Recently Issued Authoritative Accounting Guidance

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

ASU 2016-02, “Leases.” ASU 2016-02 will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. The amended guidance will be effective in the first quarter of 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company has evaluated the provision of the new lease standard and, due to the small dollar amounts and number of lease agreements, all considered operating leases, expected to be in effect for the Company at the effective date will not have a significant impact on the Company’s financial statements.

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

ASU 2018-13, “Fair Value Measurement (Topic 820).” ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 will be effective for the year ending December 31, 2020, including interim periods in that year.

ASU 2018-14, “Compensation – Retirement Benefit Plans – General (Subtopic 715-20).” ASU 2018-14 changes the disclosure requirement for employers that sponsor defined benefit pension and/or other post- retirement benefit plans, eliminating certain disclosures no longer considered cost beneficial and requiring new disclosures now considered more pertinent. ASU 2018-14 will be effective for the year ending December 31, 2020.

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

Developments

Hurricane Harvey

Houston and the surrounding Gulf Coast region were significantly affected by Hurricane Harvey beginning in late August 2017 and continuing into the fourth quarter of 2017 and first quarter of 2018. Our Company has locations (i) north of Houston in Conroe, Willis, Tomball, Huntsville, Montgomery, Magnolia, New Waverly and Cut and Shoot and (ii) in Southeast Texas in Orange, Beaumont, Vidor, Newton, Mauriceville and Port Arthur. We continue to evaluate the effect of the hurricane on our branch facilities and our loan and investment portfolios. Our assessment of our physical buildings and equipment indicated damage primarily at our Mauriceville branch, and amounts not covered by insurance were not significant. At September 30, 2018, we had loans totaling $474.32 million in our Conroe region and $399.10 million in the Southeast Texas/Orange region. We continue to evaluate these loans and the related collateral and business operations underlying such loans, although through September 30, 2018, we have experienced minimal losses.

Our tax exempt municipal bonds in the counties of Texas effected by the hurricane have also been evaluated, including insurance on the bonds. At September 30, 2018, our municipal bonds in these counties totaled $375.50 million, but only $84.52 million do not have bond insurance. Based on analysis of these bonds and the related municipality, at September 30, 2018, we do not believe we have any credit related losses.

Acquisition

On October 12, 2017, we entered into an agreement and plan of reorganization to acquire Commercial Bancshares, Inc. and its wholly owned bank subsidiary, Commercial State Bank, Kingwood, Texas. On January 1, 2018, the transaction closed. Pursuant to the agreement, we issued 1,289,371 shares of the Company’s common stock in exchange for all of the outstanding shares of Commercial Bancshares, Inc. In addition, in accordance with the plan of reorganization, Commercial Bancshares, Inc. paid a special dividend totaling $22.08 million to its shareholders prior to the closing of this transaction. At the closing, Kingwood Merger Sub., Inc., a wholly-owned subsidiary of the Company, merged into Commercial Bancshares Inc., with Commercial Bancshares, Inc. surviving as a wholly-owned subsidiary of the Company. Immediately following such merger, Commercial Bancshares, Inc. was merged into the Company and Commercial State Bank, Kingwood, Texas was merged into First Financial Bank, National Association, Abilene, Texas, a wholly owned subsidiary of the Company. The total purchase price exceeded the estimated fair value net of assets acquired by approximately $31.59 million and the Company recorded such excess as goodwill. The balance sheet and results of operations of Commercial Bancshares, Inc. have been included in the financial statements of the Company effective January 1, 2018. See note 14 to the consolidated financial statements on page 34 for additional information and disclosure.

Results of Operations

Performance Summary. Net earnings for the third quarter of 2018 were $40.05 million, up $10.68 million when compared with earnings of $29.37 million in the same quarter last year. Basic earnings per share were $0.59 for the third quarter of 2018 compared with $0.44 in the same quarter a year ago. Contributing to the increase in net earnings and earnings per share in the current quarter when compared with the same quarter a year ago were the Kingwood acquisition and the recent enactment of tax legislation that reduced the corporate income tax rate from 35 percent to 21 percent. Without this tax adjustment, net earnings for the third quarter of 2018 would have been $34.88 million with an adjusted basic earnings per share of $0.52. See note 9 of the consolidated financial statements (unaudited) on page 26 for additional information.

The return on average assets was 2.10% for the third quarter of 2018, as compared to 1.65% for the third quarter of 2017. The return on average equity was 16.00% for the third quarter of 2018 as compared to 12.95% for the third quarter of 2017.

Net earnings for the nine-month period ended September 30, 2018 were $112.20 million compared to $84.23 million for the same period in 2017, or a 33.21% increase. Basic earnings per share for the first nine months of 2018 were $1.66 compared to $1.27 for the same period in 2017. Contributing to the increase in net earnings and basic earnings per share in the nine-month period when compared with the nine-month period a year ago were the Kingwood acquisition and the recent enactment of tax legislation that reduced the corporate income tax rate from 35 percent to 21 percent. Without this tax adjustment, net earnings for the first nine months of 2018 would have been $98.13 million with an adjusted basic earnings per share of $1.45. See note 9 of the consolidated financial statements (unaudited) on page 26 for additional information.

The return on average assets was 1.97% for the first nine months of 2018, as compared to 1.62% for the same period a year ago. The return on average equity was 15.43% for the first nine months of 2018, as compared to 12.88% a year ago.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $71.67 million for the third quarter of 2018, as compared to $66.00 million for the same period last year. The increase in 2018 compared to 2017 was largely attributable to the increase in interest earning assets, primarily from the Kingwood acquisition. Average earning assets increased $454.55 million for the third quarter of 2018 over the same period in 2017. Average loans and taxable securities increased $377.31 million and $450.88 million, respectively, for the third quarter of 2018 over the same quarter of 2017. Average tax-exempt securities decreased $264.35 million for the third quarter of 2018 compared to the same period in 2017, primarily due to the Company’s gradual shift away from tax-exempt securities due to the change in corporate tax rate to 21% from 35%. Average interest-bearing liabilities increased $181.40 million for the third quarter of 2018, as compared to the same period in 2017. The yield on earning assets increased 15 basis points and the rate paid on interest-bearing liabilities increased 14 basis points for the third quarter of 2018 compared to the third quarter of 2017.

Tax-equivalent net interest income was $209.48 million for the first nine months of 2018, as compared to $195.16 million for the same period last year. The increase in 2018 compared to 2017 was largely attributable to the increase in volume of interest earning assets. Average earning assets increased $599.49 million for the first nine months of 2018 over the same period in 2017, primarily from the Kingwood acquisition. Average loans and taxable securities increased $378.50 million and $474.54 million, respectively, for the first nine months of 2018 over the same period of 2017. Average tax-exempt securities decreased $229.89 million for the first nine-month period in 2018 compared to the same period in 2017, primarily due to the Company’s gradual shift away from tax-exempt securities due to the change in corporate tax rate to 21% from 35%. Average interest-bearing liabilities increased $251.60 million for the first nine months of 2018, as compared to the same period in 2017. The yield on earning assets increased 4 basis points and the rate paid on interest-bearing liabilities increased 17 basis points for the first nine months of 2018 over the first nine months of 2017.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017			Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Short-term investments	$(347)	$178	$(169)	$(191)	$536	$345
Taxable investment securities	2,441	2,079	4,520	7,795	5,023	12,818
Tax-exempt investment securities (1)	(3,021)	(2,404)	(5,425)	(7,886)	(7,954)	(15,840)
Loans (1) (2)	4,707	3,792	8,499	13,854	9,139	22,993

Interest income	3,780	3,645	7,425	13,572	6,744	20,316
Interest-bearing deposits	183	1,918	2,101	460	5,646	6,106
Short-term borrowings	(152)	(192)	(344)	(113)	4	(109)

Interest expense	31	1,726	1,757	347	5,650	5,997

Net interest income	$3,749	$1,919	$5,668	$13,225	$1,094	$14,319

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 21% for 2018 and 35% for 2017.
(2)	Non-accrual loans are included in loans.

The net interest margin for the third quarter of 2018 was 4.01%, an increase of seven basis points from the same period in 2017. The net interest margin for the first nine months of 2018 was 3.94%, a decrease of seven basis points from the same period in 2017. The decrease in our net interest margin in 2018 from 2017 was primarily due to (i) the change in the income tax rate from 35% to 21% from the Tax Cuts and Jobs Act and its effect on our tax free municipal bonds and tax free loans and (ii) the result of the extended period of historically low levels of short-term interest rates, although rates have begun to increase in the past 18 months. We have been able to somewhat mitigate the impact of lower short-term interest rates by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and minimizing rates paid on interest bearing liabilities. As rates have begun to increase, we are adjusting loan rates, upon maturities and converting to variable rates when we are able. We have also begun increasing rates paid on our interest-bearing deposits. The Federal Reserve increased rates 25 basis points in each of the first, second and third quarters of 2018 and 75 basis points in 2017, and continues to issue forward guidance plans to increase rates further in 2018 and 2019.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three Months Ended September 30,
	2018			2017
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets

Short-term investments (1)	$91,495	$469	2.03%	$200,789	$638	1.26%
Taxable investment securities (2)	1,943,125	12,594	2.59	1,492,246	8,074	2.16
Tax-exempt investment securities (2)(3)	1,213,212	11,459	3.78	1,477,559	16,884	4.57
Loans (3)(4)	3,845,836	51,769	5.34	3,468,524	43,270	4.95

Total earning assets	7,093,668	$76,291	4.27%	6,639,118	$68,866	4.12%
Cash and due from banks	171,498			157,983
Bank premises and equipment, net	130,898			123,550
Other assets	63,094			55,428
Goodwill and other intangible assets, net	175,048			141,776
Allowance for loan losses	(50,383)			(47,667)

Total assets	$7,583,823			$7,070,188

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$4,035,174	$4,329	0.43%	$3,728,442	$2,228	0.24%
Short-term borrowings	399,026	294	0.29	524,357	638	0.48

Total interest-bearing liabilities	4,434,200	4,623	0.41%	4,252,799	$2,866	0.27%
Noninterest-bearing deposits	2,123,612			1,864,144
Other liabilities	32,646			53,537

Total liabilities	6,590,458			6,170,480
Shareholders’ equity	993,365			899,708

Total liabilities and shareholders’ equity	$7,583,823			$7,070,188

Net interest income		$71,668			$66,000

Rate Analysis:
Interest income/earning assets			4.27%			4.12%
Interest expense/earning assets			0.26			0.18

Net interest margin			4.01%			3.94%

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets

Short-term investments (1)	$106,294	$1,381	1.74%	$129,945	$1,036	1.07%
Taxable investment securities (2)	1,926,249	36,666	2.54	1,451,712	23,848	2.19
Tax-exempt investment securities (2)(3)	1,281,892	36,019	3.75	1,511,786	51,859	4.57
Loans (3)(4)	3,797,602	148,140	5.22	3,419,105	125,147	4.89

Total earning assets	7,112,037	$222,206	4.18%	6,512,548	$201,890	4.14%
Cash and due from banks	177,190			159,202
Bank premises and equipment, net	128,863			123,110
Other assets	61,941			57,191
Goodwill and other intangible assets, net	171,623			142,885
Allowance for loan losses	(49,992)			(47,021)

Total assets	$7,601,662			$6,947,915

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$4,083,292	$11,854	0.39%	$3,779,967	$5,748	0.20%
Short-term borrowings	397,045	869	0.29	448,773	978	0.29

Total interest-bearing liabilities	4,480,337	$12,723	0.38%	4,228,740	$6,726	0.21%
Noninterest-bearing deposits	2,119,208			1,797,174
Other liabilities	30,063			47,720

Total liabilities	6,629,608			6,073,634
Shareholders’ equity	972,054			874,281

Total liabilities and shareholders’ equity	$7,601,662			$6,947,915

Net interest income		$209,483			$195,164

Rate Analysis:
Interest income/earning assets			4.18%			4.14%
Interest expense/earning assets			0.24			0.13

Net interest margin			3.94%			4.01%

(1)	Short-term investments are comprised of Fed Funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 21% for 2018 and 35% for 2017.
(4)	Non-accrual loans are included in loans.

Noninterest Income. Noninterest income for the third quarter of 2018 was $27.06 million, an increase of $2.80 million compared to the same period in 2017. Trust fees increased 20.71% to $7.29 million in the third quarter of 2018 compared with $6.04 million in the same quarter last year, due to continued growth in the fair value of trust assets managed to $5.75 billion from $4.92 billion a year ago and increases in revenue from oil and gas management. Service charges on deposit accounts increased 11.94% to $5.69 million compared with $5.08 million in the same quarter last year primarily due to continued growth in net new accounts, product and pricing changes made to better align the Company’s account offerings and the Kingwood acquisition. ATM, interchange and credit card fees increased 18.82% to $7.53 million compared with $6.34 million in the same quarter last year due to continued growth in debit cards and the Kingwood acquisition. Real estate mortgage fees increased in the third quarter of 2018 to $4.83 million compared with $3.89 million in the same quarter a year ago due to increased value of loans originated and additional income from the change to mandatory delivery related to sales in the secondary mortgage market (see notes 6 and 7 to the consolidated financial statements (unaudited) on pages 24 and 25). Offsetting these increases were decreases in gains on the sale of securities of $1.02 million compared to the same quarter in 2017.

Noninterest income for the nine-month period ended September 30, 2018 was $76.97 million, an increase of $8.25 million compared to the same period in 2017. Trust fees increased 19.44% to $21.27 million in the first nine months of 2018 compared with $17.80 million in the same period in 2017 due primarily to continued growth in the fair value of trust assets managed to $5.75 billion from $4.92 billion a year ago and increases in revenue from oil and gas management. Service charges on deposits increased 9.87% to

$15.95 million compared with $14.52 million in the same period last year due primarily to the continued growth in net new accounts, product and pricing changes made to better align the Company’s account offerings and the Kingwood acquisition. ATM, interchange and credit card fees increased 12.92% to $21.57 million compared with $19.10 million in the same period last year due to continued growth in debit cards and the Kingwood acquisition. Offsetting these increases were decreases in gain on sale of securities of $479 thousand compared to the same period a year ago.

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

Table 3 - Noninterest Income (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	Increase (Decrease)	2017	2018	Increase (Decrease)	2017
Trust fees	$7,291	$1,251	$6,040	$21,265	$3,461	$17,804
Service charges on deposit accounts	5,690	607	5,083	15,950	1,433	14,517
ATM, interchange and credit card fees	7,533	1,193	6,340	21,570	2,468	19,102
Real estate mortgage operations	4,834	943	3,891	11,718	222	11,496
Net gain on sale of available-for-sale securities	58	(1,017)	1,075	1,346	(479)	1,825
Net gain (loss) on sale of foreclosed assets	84	95	(11)	201	243	(42)
Net gain (loss) on sale of assets	(61)	(46)	(15)	(152)	59	(211)
Interest on loan recoveries	199	(206)	405	607	(289)	896
Other:
Check printing fees	54	14	40	150	29	121
Safe deposit rental fees	112	4	108	436	12	424
Credit life fees	121	(35)	156	609	170	439
Brokerage commissions	422	99	323	1,286	378	908
Miscellaneous income	718	(107)	825	1,980	544	1,436

Total other	1,427	(25)	1,452	4,461	1,133	3,328

Total Noninterest Income	$27,055	$2,795	$24,260	$76,966	$8,251	$68,715

Noninterest Expense. Total noninterest expense for the third quarter of 2018 was $47.51 million, an increase of $3.54 million compared to $43.96 million in the same period of 2017. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the third quarter of 2018 was 48.12%, compared to 48.71% for the same period in 2017.

Salaries and employee benefits for the third quarter of 2018 totaled $26.38 million, an increase of $2.23 million compared to the same period in 2017. The increase was primarily driven by (i) annual merit based pay increases that were effective March 1, 2018 (ii) an increase in our profit sharing expenses of $593 thousand over the same quarter in 2017, and (iii) increases in all categories from the Kingwood acquisition. All other categories of noninterest expense for the third quarter of 2018 totaled $21.13 million, up from $19.82 million when compared to the same quarter in 2017, primarily from the Kingwood acquisition.

Total noninterest expense for the first nine months of 2018 was $142.45 million, an increase of $12.56 million, compared to $129.89 million in the same period of 2017. Our efficiency ratio for the first nine months of 2018 was 49.73%, compared to 49.22% from the same period in 2017.

Salaries and employee benefits for the first nine months of 2018 totaled $79.44 million, an increase of $8.58 million compared to the same period in 2017. The increase was primarily driven by (i) annual pay increases that were effective March 1, 2018, (ii) an increase in our profit sharing expense of $2.14 million over the same period in 2017, and (iii) increases in all categories from the Kingwood acquisition including severance and stay pay amounts.

All other categories of noninterest expense for the first nine months of 2018 totaled $63.01 million, an increase of approximately $3.98 million, as compared to the same period in 2017, primarily from the Kingwood acquisition. Included in noninterest expense during the first nine months of 2018 were technology contract termination and conversion related costs totaling $1.55 million related to the Kingwood acquisition.

Table 4 - Noninterest Expense (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	Increase (Decrease)	2017	2018	Increase (Decrease)	2017
Salaries	$20,074	$1,908	$18,166	$59,633	$5,611	$54,022
Medical	2,082	(43)	2,125	6,594	393	6,201
Profit sharing	1,684	593	1,091	5,210	2,136	3,074
Pension	65	(19)	84	177	(76)	253
401(k) match expense	648	45	603	1,992	163	1,829
Payroll taxes	1,272	81	1,191	4,204	297	3,907
Stock option and stock grant expense	552	(331)	883	1,632	51	1,581

Total salaries and employee benefits	26,377	2,234	24,143	79,442	8,575	70,867

Net occupancy expense	2,900	189	2,711	8,589	508	8,081
Equipment expense	3,482	188	3,294	10,438	41	10,397
FDIC assessment fees	570	9	561	1,768	111	1,657
ATM, interchange and credit card expense	2,344	343	2,001	6,692	1,175	5,517
Professional and service fees	2,174	138	2,036	6,613	735	5,878
Printing, stationery and supplies	387	(62)	449	1,485	62	1,423
Operational and other losses	981	(100)	1,081	1,852	(787)	2,639
Software amortization and expense	540	(202)	742	1,542	(695)	2,237
Amortization of intangible assets	279	136	143	1,049	572	477

Other:
Data processing fees	440	91	349	1,031	135	896
Postage	438	39	399	1,277	45	1,232
Advertising	943	49	894	2,682	33	2,649
Correspondent bank service charges	191	(24)	215	589	(73)	662
Telephone	878	141	737	2,716	413	2,303
Public relations and business development	766	133	633	2,178	181	1,997
Directors’ fees	424	37	387	1,313	188	1,125
Audit and accounting fees	413	28	385	1,328	82	1,246
Legal fees	212	(119)	331	825	(604)	1,429
Regulatory exam fees	321	25	296	954	74	880
Travel	310	34	276	1,075	183	892
Courier expense	206	(31)	237	631	(26)	657
Other real estate	20	6	14	106	4	102
Other miscellaneous expense	1,910	260	1,650	6,273	1,625	4,648

Total other	7,472	669	6,803	22,978	2,260	20,718

Total Noninterest Expense	$47,506	$3,542	$43,964	$142,448	$12,557	$129,891

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for 1-4 family residences and commercial real estate. The structure of loans in the real estate mortgage area generally provides re-pricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of September 30, 2018, total loans held for investment were $3.87 billion, an increase of $381.47 million, as compared to December 31, 2017 balances. As compared to December 31, 2017, commercial loans increased $89.83 million, agricultural loans decreased $590 thousand, real estate loans increased $311.93 million and consumer loans decreased $19.70 million. Loans averaged $3.85 billion during the third quarter of 2018, an increase of $377.31 million from the prior year third quarter average balances. Loans averaged $3.80 billion during the nine-month period ended September 30, 2018, an increase of $378.50 million from the prior year nine-month average balances. The increased noted above were primarily due to the Kingwood acquisition.

Table 5 - Composition of Loans (in thousands):

	September 30,		December 31,
	2018	2017	2017
Commercial	$773,924	$674,947	$684,099
Agricultural	93,953	83,005	94,543
Real estate	2,614,929	2,297,556	2,302,998
Consumer	384,234	416,719	403,929

Total loans held-for-investment	$3,867,040	$3,472,227	$3,485,569

At September 30, 2018, our real estate loans represent approximately 67.62% of our loan portfolio and are comprised of (i) 1-4 family residence loans of 42.74%, (ii) commercial real estate loans of 29.10%, generally owner occupied, (iii) other loans, which includes ranches, hospitals and universities, of 14.08%, (iv) residential development and construction loans of 9.58%, which includes our custom and speculative home construction loans and (v) commercial development and construction loans of 4.50%.

Loans held for sale, consisting of secondary market mortgage loans, totaled $18.50 million, $19.12 million, and $15.13 million at September 30, 2018 and 2017, and December 31, 2017, respectively. At September 30, 2018, $2.54 million are valued using the lower of cost or fair value method and the remaining amount is valued under the fair value option method. Loans held for sale at December 31, 2017 and September 30, 2017 were valued at the lower of cost or fair value. See notes 6 and 7 to the consolidated financial statements (unaudited) related to the change to mandatory delivery for sales in the secondary mortgage market on pages 24 and 25.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $26.86 million at September 30, 2018, as compared to $22.08 million at September 30, 2017 and $20.12 million at December 31, 2017. As a percent of loans and foreclosed assets, these assets were 0.69% at September 30, 2018, as compared to 0.63% at September 30, 2017 and 0.57% at December 31, 2017. As a percent of total assets, these assets were 0.35% at September 30, 2018, as compared to 0.31% at September 30, 2017 and 0.28% at December 31, 2017. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at September 30, 2018.

Supplemental Oil and Gas Information. As of September 30, 2018, the Company’s exposure to the oil and gas industry totaled 2.88% of gross loans, or $112.04 million, up 51.88 million from December 31, 2017 year-end levels, and consisted (based on collateral supporting the loan) of (i) development and production loans of 0.42%, (ii) oil and gas field servicing loans of 48.66%, (iii) real estate loans of 38.26%, (iv) accounts receivable and inventory of 2.87% and (v) other of 9.79%. The increase in oil and gas related loans at September 30, 2018 when compared to December 31, 2017 balances primarily resulted from the Kingwood acquisition and new loans and advances made in 2018. The Company instituted additional monitoring procedures for these loans and classified, downgraded and charged-off loans as appropriate. The following oil and gas information is as of and for the quarters ended September 30, 2018 and 2017, and December 31, 2017:

	September 30,		December 31,
	2018	2017	2017
Oil and gas related loans	$112,039	$69,433	$60,164
Oil and gas related loans as a % of total loans	2.88%	1.99%	1.72%
Classified oil and gas related loans	$4,861	$21,817	$20,346
Nonaccrual oil and gas related loans	$1,825	$1,569	$1,414
Net charge-offs for oil and gas related loans for quarter/year then ended	$—	$—	$50
Allowance for oil and gas related loans as a % of oil and gas loans	3.28%	6.03%	7.90%

Table 6 – Non-accrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	September 30,		December 31,
	2018	2017	2017
Non-accrual loans*	$25,587	$18,750	$17,670
Loans still accruing and past due 90 days or more	88	257	288
Troubled debt restructured loans**	513	668	627

Nonperforming Loans	26,188	19,675	18,585
Foreclosed assets	671	2,401	1,532

Total nonperforming assets	$26,859	$22,076	$20,117

As a % of loans and foreclosed assets	0.69%	0.63%	0.57%
As a % of total assets	0.35%	0.31%	0.28%

*	Includes $2.95 million, $736 thousand and $618 thousand of purchased credit impaired loans as of September 30, 2018 and 2017, and December 31, 2017, respectively.
**

Other troubled debt restructured loans of $4.58 million, $5.28 million and $4.63 million, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at September 30, 2018 and 2017, and December 31, 2017, respectively.

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

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see note 5 to our notes to the consolidated financial statements (unaudited). The provision for loan losses was $1.45 million for the third quarter of 2018, as compared to $1.42 million for the third quarter of 2017. The provision for loan losses was $3.87 million for the nine-month period ended September 30, 2018 as compared to $5.09 million for the same period in 2017. The continued provision for loan losses in 2018 and 2017 reflects primarily the growth in the loan portfolio and the decrease in provision is due to continued improvement in overall credit metrics. As a percent of average loans, net loan charge-offs were 0.05% for the third quarter of 2018, as compared to 0.10% for the third quarter of 2017. As a percentage of average loans, net loan charge-offs were 0.04% for the first nine months of 2018, as compared to 0.12% for the first nine months of 2017. The allowance for loan losses as a percent of loans was 1.31% as of September 30, 2018, as compared to 1.37% as of September 30, 2017 and 1.38% as of December 31, 2017. Included in Table 7 is further analysis of our allowance for loan losses.

Table 7 - Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Allowance for loan losses at period-end	$50,871	$47,922	$50,871	$47,922

Loans held for investment at period-end	$3,867,040	$3,472,227	$3,867,040	$3,472,227
Average loans for period	$3,845,836	$3,468,524	$3,797,602	$3,419,105

Net charge-offs/average loans (annualized)	0.05%	0.10%	0.04%	0.12%
Allowance for loan losses/period-end loans	1.31%	1.37%	1.31%	1.37%
Allowance for loan losses/non-accrual loans, past due 90 days still accruing and restructured loans	194.25%	243.57%	194.25%	243.57%

Interest-Bearing Deposits in Banks. At September 30, 2018, our interest-bearing deposits in banks were $35.97 million compared to $168.28 million at September 30, 2017 and $164.22 million at December 31, 2017, respectively. At September 30, 2018, interest-bearing deposits in banks included $1.46 million invested in FDIC-insured certificates of deposit, $33.95 million maintained at the Federal Reserve Bank of Dallas and $560 thousand on deposit with the Federal Home Loan Bank of Dallas (“FHLB”).

Available-for-Sale and Held-to-Maturity Securities. At September 30, 2018, securities with a fair value of $3.14 billion were classified as securities available-for-sale. As compared to December 31, 2017, the available-for-sale portfolio at September 30, 2018 reflected (i) an increase in U.S. Treasury securities of $9.93 million, (ii) a decrease of $60.03 million in obligations of U.S. government sponsored enterprises and agencies, (iii) a decrease of $228.96 million in obligations of states and political subdivisions, (iv) a decrease of $6.72 million in corporate bonds and other, and (v) an increase of $342.68 million in mortgage-backed securities. The shift to mortgage-backed securities from obligations of state and political subdivisions was due to the change in the federal income tax rate of 21% from 35% effective January 1, 2018. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See note 4 to the consolidated financial statements (unaudited) for additional disclosures relating to the investment portfolio at September 30, 2018 and 2017, and December 31, 2017.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at September 30, 2018 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$—	—%	$9,929	2.52%	$—	—%	$—	—%	$9,929	2.52%
Obligations of U.S. government sponsored enterprises and agencies	302	1.83	—	—	—	—	—	—	302	1.83
Obligations of states and political subdivisions	184,354	4.98	554,912	4.22	450,670	3.91	1,951	5.65	1,191,887	4.22
Corporate bonds and other securities	4,521	2.17	218	2.65	—	—	—	—	4,739	2.19
Mortgage-backed securities	12,505	1.73	1,251,704	2.46	673,301	3.05	—	—	1,937,510	2.66%

Total	$201,682	4.71%	$1,816,763	3.00%	$1,123,971	3.40%	$1,951	5.65%	$3,144,367	3.25%

Amounts for held-to-maturity securities at September 30, 2018 are not included herein due to insignificance.

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 21%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.

As of September 30, 2018, the investment portfolio had an overall tax equivalent yield of 3.25%, a weighted average life of 4.18 years and modified duration of 3.74 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $6.15 billion as of September 30, 2018, as compared to $5.70 billion as of September 30, 2017 and $5.96 billion as of December 31, 2017. The increase in deposits at September 30, 2018 was due primarily to the Kingwood acquisition. Table 9 provides a breakdown of average deposits and rates paid for the three and nine months periods ended September 30, 2018 and 2017.

Table 9 — Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended September 30,
	2018		2017
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$2,123,612	—%	$1,864,144	—%

Interest-bearing deposits:
Interest-bearing checking	1,987,884	0.54	1,878,400	0.31
Savings and money market accounts	1,582,698	0.29	1,378,258	0.14
Time deposits under $100,000	197,713	0.24	208,848	0.17
Time deposits of $100,000 or more	266,879	0.52	262,936	0.32

Total interest-bearing deposits	4,035,174	0.43%	3,728,442	0.24%

Total average deposits	$6,158,786		$5,592,586

	Nine Months Ended September 30,
	2018		2017
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$2,119,208	—%	$1,797,174	—%

Interest-bearing deposits:
Interest-bearing checking	2,058,071	0.52	1,882,295	0.25
Savings and money market accounts	1,550,428	0.23	1,410,824	0.13
Time deposits under $100,000	211,418	0.21	214,653	0.17
Time deposits of $100,000 or more	263,375	0.43	272,195	0.32

Total interest-bearing deposits	4,083,292	0.39	3,779,967	0.20

Total average deposits	$6,202,500		$5,577,141

Borrowings. Included in borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $380.76 million, $351.44 million and $331.00 million at September 30, 2018 and 2017 and December 31, 2017, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the borrowings. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $399.03 million and $524.36 million in the third quarter of 2018 and 2017, respectively. The weighted average interest rates paid on these borrowings were 0.29% and 0.48% for the third quarters of 2018 and 2017, respectively. The average balances of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was $397.05 million and $448.77 million for the nine-month periods ended September 30, 2018 and 2017, respectively. The weighted average interest rate paid on these short-term borrowings was 0.29% and 0.29% for the first nine months of 2018 and 2017, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $995.74 million, or 13.15% of total assets at September 30, 2018, as compared to $906.56 million, or 12.93% of total assets at September 30, 2017 and $922.77 million, or 12.72% of total assets at December 31, 2017. Included in shareholders’ equity at September 30, 2018 and 2017 and December 31, 2017, were ($25.10) million, $38.95 million and $35.43 million, respectively, in unrealized gains (losses) on investment securities available-for-sale, net of related income taxes. For the third quarter of 2018, total shareholders’ equity averaged $993.37 million, or 13.10% of average assets, as compared to $899.71 million, or 12.73% of average assets, during the same period in 2017. For the nine months ended September 30, 2018, total shareholders’ equity averaged $972.06 million or 12.79%, as compared to $874.28 million, or 12.58% of total assets during the same period in 2017.

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

As of September 30, 2018 and 2017, and December 31, 2017, we had a total capital to risk-weighted assets ratio of 20.34%, 19.54% and 19.85%, a Tier 1 capital to risk-weighted assets ratio of 19.19%, 18.35% and 18.66%; a common equity Tier 1 to risk-weighted assets ratio of 19.19%, 18.35% and 18.66% and a leverage ratio of 11.57%, 10.84% and 11.09%, respectively. The regulatory capital ratios as of September 30, 2018 and 2017, and December 31, 2017 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required Under Basel III Phase-In		Minimum Capital Required-Basel III Fully Phased-In		Required to be Considered Well- Capitalized
As of September 30,2018:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$912,453	20.34%	$442,997	9.875%	$471,035	10.50%	—	N/A
First Financial Bank, N.A	$819,222	18.31%	$441,850	9.875%	$469,815	10.50%	$447,443	10.00%

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$860,848	19.19%	$353,276	7.875%	$381,314	8.50%	—	N/A
First Financial Bank, N.A	$767,617	17.16%	$352,362	7.875%	$380,327	8.50%	$357,955	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$860,848	19.19%	$285,985	6.375%	$314,023	7.00%	—	N/A
First Financial Bank, N.A	$767,617	17.16%	$285,245	6.375%	$313,210	7.00%	$290,838	6.50%

Leverage Ratio:
Consolidated	$860,848	11.57%	$297,516	4.000%	$297,516	4.00%	—	N/A
First Financial Bank, N.A	$767,617	10.36%	$296,444	4.000%	$296,444	4.00%	$370,554	5.00%

	Actual		Minimum Capital Required Under Basel III Phase-In		Minimum Capital Required-Basel III Fully Phased-In		Required to be Considered Well - Capitalized
As of September 30, 2017:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$794,388	19.54%	$376,053	9.25%	$426,872	10.50%	—	N/A
First Financial Bank, N.A	$693,155	17.10%	$375,032	9.25%	$425,712	10.50%	$405,440	10.00%

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$745,856	18.35%	$294,745	7.25%	$345,563	8.50%	—	N/A
First Financial Bank, N.A	$644,623	15.90%	$293,944	7.25%	$344,624	8.50%	$324,352	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$745,856	18.35%	$233,763	5.75%	$284,581	7.00%	—	N/A
First Financial Bank, N.A	$644,623	15.90%	$233,128	5.75%	$283,808	7.00%	$263,536	6.50%

Leverage Ratio:
Consolidated	$745,856	10.84%	$275,265	4.00%	$275,265	4.00%	—	N/A
First Financial Bank, N.A	$644,623	9.40%	$274,314	4.00%	$274,314	4.00%	$342,893	5.00%

	Actual		Minimum Capital Required Under Basel III Phase-In		Minimum Capital Required-Basel III Fully Phased-In		Required to be Considered Well - Capitalized
As of December 31, 2017:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$814,634	19.85%	$379,578	9.250%	$430,872	10.50%	—	N/A
First Financial Bank, N.A	$723,563	17.68%	$378,614	9.250%	$429,777	10.50%	$409,312	10.00%

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$765,882	18.66%	$297,507	7.250%	$348,801	8.50%	—	N/A
First Financial Bank, N.A	$674,811	16.49%	$296,751	7.250%	$347,915	8.50%	$327,450	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$765,882	18.66%	$235,954	5.750%	$287,248	7.00%	—	N/A
First Financial Bank, N.A	$674,811	16.49%	$235,354	5.750%	$286,518	7.00%	$266,053	6.50%

Leverage Ratio:
Consolidated	$765,882	11.09%	$276,296	4.000%	$276,296	4.00%	—	N/A
Frist Financial Bank, N.A	$674,811	9.80%	$275,320	4.000%	$275,320	4.00%	$344,151	5.00%

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

As of September 30, 2018, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.38% and 0.40%, respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 100 basis points would result in a negative variance in net interest income of 2.06% relative to the current financial statement structure over the next twelve months. We consider the likelihood of a decrease in interest rates beyond 100 basis points as of September 30, 2018 remote given the Federal Reserves proposed rate increase. Our model simulation as of September 30, 2018 indicates that our balance sheet is more liability sensitive in the short-term categories. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB (see below) and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures in June 2019 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At September 30, 2018, no amounts were drawn on these lines of credit. Our subsidiary bank also has available a line of credit with the FHLB totaling $1.20 billion, at September 30, 2018, secured by portions of our loan portfolio and certain investment securities. At September 30, 2018, the Company had no advances or letters of credit outstanding under this line of credit.

The Company renewed its loan agreement, effective June 30, 2017, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2019, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2019. If a balance exists at June 30, 2019, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at The Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at September 30, 2018. There was no outstanding balance under the line of credit as of September 30, 2018 or December 31, 2017.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $79.67 million at September 30, 2018, investment securities which totaled $6.24 million at September 30, 2018 and mature over 10 to 12 years, available dividends from our subsidiaries which totaled $228.95 million at September 30, 2018, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of September 30, 2018, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

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

Table 10 – Commitments as of September 30, 2018 (in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$663,381
Unfunded commitments to extend credit	286,217
Standby letters of credit	32,354

Total commercial commitments	$981,952

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At September 30, 2018, approximately $228.95 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $38.95 million and $29.00 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 36.79% and 43.99% of net earnings for the first nine months of 2018 and 2017, respectively. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

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

FIRST FINANCIAL BANKSHARES, INC.

Date: October 30, 2018	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: October 30, 2018	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and
Chief Financial Officer