Form 10-K
period 2018-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2019-02-19
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated file”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $3.28 billion.

As of February 19, 2019, there were 67,816,714 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information called for by Part III is incorporated by reference to the proxy statement for our 2019 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.

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

General

First Financial Bankshares, Inc., a Texas corporation (the “Company”), is a financial holding company registered under the Bank Holding Company Act of 1956, as amended, or BHCA. As such, we are supervised by the Federal Reserve Board, as well as several other bank regulators. We were formed as a bank holding company in 1956 under the original name F & M Operating Company, but our banking operations date back to 1890, when Farmers and Merchants National Bank opened for business in Abilene, Texas. On January 1, 2018, we acquired Commercial Bancshares, Inc. and its wholly owned subsidiary, Commercial State Bank, Kingwood, Texas and merged these entities with and into the Company and our subsidiary bank, respectively. As of December 31, 2018, our subsidiaries are:

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

Through our subsidiaries, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of December 31, 2018, we had 73 financial centers across Texas, with eleven locations in Abilene, three locations in Weatherford, two locations in Cleburne, Conroe, San Angelo, Stephenville, and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Cut and Shoot, Decatur, Eastland, El Campo, Fort Worth, Fulshear, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Kingwood, Magnolia, Mauriceville, Merkel, Midlothian, Mineral Wells, Montgomery, Moran, New Waverly, Newton, Odessa, Orange, Palacios, Port Arthur, Ranger, Rising Star, Roby, Southlake, Spring, Sweetwater, Tomball, Trent, Trophy Club, Vidor, Waxahachie, Willis and Willow Park, all in Texas.    On January 1, 2018, we completed our acquisition of Commercial Bancshares, Inc. and its wholly owned bank subsidiary, Commercial State Bank and, as a result, added branch locations in Kingwood, Fulshear, El Campo and Palacios.

Even though we operate in a growing number of Texas markets, we continue to believe that decisions are best made at the local level. Although we consolidated our bank charters into one charter in 2013, we continue to regionally manage our operations with local advisory boards of directors, local bank region presidents and local decision-makers. We have consolidated substantially all of the backroom operations, such as investment securities, accounting, check processing, technology and employee benefits, which improved our efficiency and freed management of our bank regions to concentrate on serving the banking needs of their local communities. On January 1, 2016, we combined our Huntsville and Conroe Regions and our Abilene, Sweetwater and Eastland Regions and established a Fort Worth Region that previously was a branch of our Weatherford Region. On January 1, 2018, we combined our Mineral Wells and Stephenville Regions.

In the past, we have chosen to keep our Company focused on the State of Texas, one of the nation’s largest, fastest-growing and most economically diverse states. With approximately 28.8 million residents, Texas has more people than any other state except California. The population of Texas grew 20.5% from 2007-2017 according to the U.S. Census Bureau. Many of the communities in which we operate are also experiencing positive growth as shown below:

Population Growth 2007-2017*

Bridgeport and Wise County	20.4%	Weatherford, Willow Park, Aledo and Parker County	33.1%
Fort Worth and Tarrant County	19.1%	Stephenville and Erath County	14.8%
Cleburne and Johnson County	13.4%	Conroe and Montgomery County	41.7%
Granbury and Hood County	15.9%	*Source: U. S. Census Bureau

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

Over the years, we have grown in three ways: by growing organically, by opening new branch locations and by acquiring other banks. Since 1997, we have completed thirteen bank acquisitions and have increased our total assets from $1.57 billion to $7.73 billion as of December 31, 2018. We also established a trust and asset management company and a technology services company. First Financial Trust and Asset Management Company, National Association operates as a subsidiary of First Financial Bankshares, Inc. and First Technology Services, Inc. operates as a subsidiary of First Financial Bank, National Association, Abilene, Texas. Looking ahead, we intend to continue to grow organically by better serving the needs of our customers and putting them first in all of our decisions. We continually look for new branch locations, such as our newest branch in Spring, Texas which opened in January 2019, so we can provide more convenient service to our customers. We are actively pursuing acquisition opportunities by calling on banks that we are interested in possibly acquiring.

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

Services Offered by Our Subsidiaries

Our subsidiary bank, First Financial Bank, National Association, is a separate legal entity that operates under the day-to-day management of its board of directors and officers. Our multiple banking regions, which operate under our subsidiary bank, each have separate advisory boards that make recommendations and provide assistance to regional management of the bank regarding the operations of their respective region. Each of our bank regions provides general commercial banking services, which include accepting and holding checking, savings and time deposits, making loans, automated teller machines, drive-in and night deposit services, safe deposit facilities, remote deposit capture, internet banking, mobile banking, payroll cards, transmitting funds, and performing other customary commercial banking services. We also conduct full service trust and wealth management activities through First Financial Trust & Asset Management Company, National Association, our trust company. Our trust company has eight locations which are located in Abilene, Fort Worth, Kingwood, Odessa, Beaumont, San Angelo, Stephenville and Sweetwater, all in Texas. Through our trust company, we offer personal trust services, which include wealth management, the administration of estates, testamentary trusts, revocable and irrevocable trusts and agency accounts. We also administer all types of retirement and employee benefit accounts, which include 401(k) profit sharing plans and IRAs.    In addition, we provide securities brokerage services through arrangements with an unrelated third party in our Abilene, San Angelo and Weatherford banking regions.

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

Employees

Including all of our subsidiaries, we employed approximately 1,350 full-time equivalent employees at December 31, 2018. Our management believes that our employee relations have been and will continue to be good.

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

Our subsidiary bank must pay assessments to the FDIC under a risk-based assessment system for this federal deposit insurance protection. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. Through December 31, 2018, the assessment rate for our subsidiary bank was at the lowest risk-based premium available, which was 3.00% of the assessment base per annum. In addition, the FDIC can impose special assessments to cover shortages in the DIF and has imposed special assessments in the past.

In October 2010, the FDIC adopted a new Restoration Plan for the DIF to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. On April 26, 2016, the FDIC adopted a rule amending pricing for deposit insurance for institutions with less than $10 billion in assets effective the quarter after the fund reserve ratio reached 1.15%. As of June 30, 2016, the FDIC announced that the fund reserve ratio had reached 1.15%. As a result, the Company’s assessment rate was decreased to the rate stated above. The Dodd-Frank Act also eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act required the FDIC to offset the effect of increasing the reserve ratio on institutions with total consolidated assets of less than $10 billion, such as the Company.

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

Our subsidiaries paid aggregate dividends to us of $74.10 million in 2018 and $30.08 million in 2017. Under the dividend restrictions discussed above, as of December 31, 2018, our subsidiaries could have declared in the aggregate additional dividends of approximately $233.96 million from retained net profits, without obtaining regulatory approvals.

Federal Income Tax

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law with sweeping modifications to the Internal Revenue Code. The primary change for the Company was to lower the corporate income tax rate to 21% from 35%. The Company’s deferred tax assets and liabilities were re-measured based on the income tax rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded related to the re-measurement of the Company’s deferred tax balance was $7.65 million, a reduction of income tax expense for the year ended December 31, 2017. In 2018, the Company continued to analyze certain aspects of the Tax Cuts and Jobs Act resulting in refinement of the calculation and recorded an additional reduction in its deferred tax balance of $664 thousand, a reduction of income tax expense for year ended December 31, 2018.

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

The Basel III Rules established three components of regulatory capital: (1) common equity tier 1 capital (“CET1”), (2) additional tier 1 capital, and (3) tier 2 capital. Tier 1 capital is the sum of CET1 and additional tier 1 capital instruments meeting certain revised requirements. Total capital is the sum of tier 1 capital and tier 2 capital. Under the Basel III Rules, for most banking organizations, the most common form of additional tier 1 capital is non-cumulative perpetual preferred stock and the most common form of tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the Basel III Rules’ specific requirements. As of December 31, 2018, we do not have any non-cumulative perpetual preferred stock or subordinated notes. CET1, tier 1 capital, and total capital serve as the numerators for three prescribed regulatory capital ratios. Risk-weighted assets, calculated using the standardized approach in the Basel III Capital Rules for us and our subsidiary bank, provide the denominator for such ratios. There is also a leverage ratio that compares tier 1 capital to average total assets.

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

The Basel III Rules established a fully-phased “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, resulted in the following minimum ratios: (i) a CET1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The new capital conservation buffer requirement began being phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased by that amount each year until fully implemented in January 2019. At December 31, 2018, the required capital conservation buffer was 1.875%. An institution is subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.

The Basel III Rules prescribed a standardized approach for risk weightings that expanded the risk-weighting categories from the general risk-based capital rules to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.

With respect to our bank subsidiary, the Basel III Rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.”

As of December 31, 2018, we had a total risk-based capital ratio of 20.61%, a Tier 1 capital to risk-weighted asset ratio of 19.47%, a common equity Tier 1 to risk-weighted assets ratio of 19.47% and a Tier 1 leverage ratio of 11.85%. These regulatory capital ratios were calculated under the Basel III rules.

In November 2018, the banking regulators issued a proposal for a depository institution with assets less than $10 billion. The proposal would establish a Community Bank Leverage Ratio (CBLR) defined as total bank equity capital, excluding accumulated other comprehensive income, deferred tax assets and other intangible assets, divided by the average total consolidated assets. If the CBLR ratio is maintained at greater than nine percent, the depository organization will be considered to be in compliance with the Basel III capital requirements and exempt from calculating existing risk-based capital ratio requirements.

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

Under current regulations, our subsidiary bank was “well capitalized” as of December 31, 2018.

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

The Federal Deposit Insurance Act, or FDIA, requires that the FDIC review (1) any merger or consolidation by or with an insured bank, or (2) any establishment of branches by an insured bank. Additionally, the Texas Department of Banking accepts applications for interstate merger and branching transactions, subject to certain limitations on ages of the banks to be acquired and the total amount of deposits within the state a bank or financial holding company may control. Since our primary service area is Texas, we do not expect that the ability to operate in other states will have any material impact on our growth strategy. We may, however, face increased competition from out-of-state banks that branch or make acquisitions in our primary markets in Texas.

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

Enforcement Powers of Federal Banking Agencies

The Federal Reserve Board and other state and federal banking agencies and regulators have broad enforcement powers, including the power to terminate deposit insurance, issue cease-and-desist orders, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Our failure to comply with applicable laws, regulations and other regulatory pronouncements could subject us, as well as our officers and directors, to administrative sanctions and potentially substantial civil penalties.

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

General economic conditions impact the banking industry. The credit quality of our loan portfolio necessarily reflects, among other things, the general economic conditions in the areas in which we conduct our business. Our continued financial success depends somewhat on factors beyond our control, including:

•	general economic conditions, including national and local real estate markets and the price of oil and gas, wind farm subsidies from the federal government and other commodity prices;

•	the supply of and demand for investable funds;

•	demand for loans and access to credit;

•	interest rates; and

•	federal, state and local laws affecting these matters.

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

The significant volatility in oil and gas prices has resulted in uncertainty about the Texas economy. While we consider our exposure to credits related to the oil and gas industry to not be significant, at approximately 2.86% of total loans as of December 31, 2018, should the price of oil and gas decline further and/or remain at low prices for an extended period, the general economic conditions in our Texas markets could be negatively affected, which could have a material adverse affect on our business, financial condition and results of operations.

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

Hurricanes, extended drought conditions, severe weather and natural disasters and other adverse external events could have a significant impact on the Company’s ability to conduct business. In late August 2017 and continuing into the fourth quarter of 2017, Houston and the surrounding area around the Gulf Coast were significantly affected by Hurricane Harvey. Our Southeast Texas and Conroe regions of the Company are in these areas and were impacted by the severe winds and floods. See Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 34 for specific information of the impact of Hurricane Harvey on our Company. Such events affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of the collateral securing our loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on the Company’s business, which in turn, could have a material adverse effect on the Company’s business, financial condition and result of operations.

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

The final rule became effective for us on January 1, 2015. As of December 31, 2018, we met all of these new requirements, including the full capital conservation buffer.

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

Even when market conditions are generally favorable, our investment performance may be adversely affected by the investment style of our wealth management and investment advisors and the particular investments that they make. To the extent our future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of our wealth management business will likely be reduced and our ability to attract new clients will likely be impaired. As such, fluctuations in the equity and debt markets can have a direct impact upon our net earnings. In addition, as approximately 17% of trust fees comes from management of oil and gas properties, a decline in the prices of oil and gas could lead to a loss of material amounts of our trust income.

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

On December 22, 2017, the President of the United States signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act.” The Tax Cuts and Jobs Act included a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. There are also provisions that may partially offset the benefit of such rate reduction. Financial statement impacts include adjustments for, among other things, the re-measurement of deferred tax assets and liabilities. The intended and unintended consequences of Tax Cuts and Jobs Act on our business and on holders of our common shares is uncertain and could be adverse. The Company anticipates that the impact of Tax Cuts and Jobs Act may be material to our business, financial condition and results of operations. Changes in the political makeup of the Senate and House of Representatives in the U.S. Congress could result also in the reversal of some or all of the effects of the Tax Cuts and Jobs Act.

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

The new CECL standard will become effective for us on January 1, 2020 and for interim periods within that year. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our business, financial condition and results of operations.

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

Competition among financial institutions in Texas is intense. We compete with other bank holding companies, state and national commercial banks, savings and loan associations, consumer financial companies, credit unions, securities brokers, insurance companies, mortgage banking companies, money market mutual funds, asset-based non-bank lenders and other financial institutions. Many of these competitors have substantially greater financial resources, larger lending limits, larger branch networks, enhanced technology and less regulatory oversight than we do, and are able to offer a broader range of products and services than we can. Failure to compete effectively for deposit, loan and other banking customers in our markets could cause us to lose market share, slow our growth rate and may have an adverse effect on our financial condition, results of operations and liquidity.

We are subject to interest rate risk.

Our profitability is dependent to a large extent on our net interest income, which is the difference between interest income we earn as a result of interest paid to us on loans and investments and interest we pay to third parties such as our depositors and those from whom we borrow funds. Like most financial institutions, we are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and investments, our net interest income, and earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and investments fall more quickly than the interest rates paid on deposits and other borrowings.

The Federal Reserve began raising interest rates in late 2015 and have continued to increase through 2018. However, there is substantial uncertainty regarding the extent to which interest rates may increase in future periods and what the future effects of any such increases will be. There is no assurance that recent expectations of increasing interest rates in future periods will be realized. Increases in interest rates can have negative impacts on our business, including reducing our customers’ desire to borrow money from us or adversely affecting their ability to repay their outstanding loans by increasing their debt obligations through the periodic reset of adjustable interest rate loans. If our borrowers’ ability to pay their loans is impaired by increasing interest payment obligations, our level of non-performing assets would increase, producing an adverse effect on operating results. Asset values, especially commercial real estate as collateral, securities or other fixed rate earning assets, can decline significantly with relatively minor changes in interest rates. Although we have implemented strategies which we believe reduce the potential effects of adverse changes in interest rates on our results of operations, these strategies may not always be successful. Any of these events could adversely affect our results of operations, financial condition and liquidity.

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

If we are unable to continue our historical levels of growth, we may not be able to maintain our historical earnings trends.

To achieve our past levels of growth, we have focused on both internal growth and acquisitions. We may not be able to sustain our historical rate of growth or may not be able to grow at all. Additionally, we may not be able to obtain the financing necessary to fund additional growth and may not be able to find suitable acquisition candidates. Various factors, such as economic conditions, competition and heightened regulatory scrutiny, may impede or prohibit the opening of new banking centers and the completion of acquisitions. Further, we may be unable to attract and retain experienced bankers, which could adversely affect our internal growth. If we are not able to continue our historical levels of growth, we may not be able to maintain our historical earnings trends.

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

As of December 31, 2018, we had $174.68 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.

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

Although the Company’s common stock is listed for trading on the Nasdaq Global Select Market, the trading volume in our common stock is less than that of other, larger financial services companies although such volume has increased in recent years. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause the Company’s stock price to fall.

Our stock ownership has shifted to larger institutional shareholders.

Our ownership base has shifted over the past several years whereby the ownership in larger investors and indexed funds is a much larger percentage of our stock ownership base as compared to shareholders located in our footprint. These larger shareholders could decide to sell their holdings in our common stock and as such could result in lower market prices of our stock.

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

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services and new fintech companies. In addition to improving the ability to serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for conveniences, as well as to create additional efficiencies in our operations. Many of our larger competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

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

Our reputation and business could be damaged from negative publicity.

Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry.

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

Our principal office is located in the First Financial Bank Building at 400 Pine Street in downtown Abilene, Texas. We lease four spaces in buildings owned by First Financial Bank, National Association, Abilene totaling approximately 9,000 square feet. As of December 31, 2018, our subsidiaries collectively own 72 banking facilities, some of which are detached drive-ins, and also lease 13 banking facilities and 15 ATM locations. Our management considers all our existing locations to be well-suited for conducting the business of banking. We believe our existing facilities are adequate to meet our requirements and our subsidiaries’ requirements for the foreseeable future.

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

Record Holders

As of February 1, 2019, we had 1,025 registered shareholders of record with our stock transfer agent.

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

Equity Compensation Plans

See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

PERFORMANCE GRAPH

The following performance graph compares cumulative total shareholder returns for our common stock, the Russell 3000 Index, and the SNL Bank Index, which is a banking index prepared by SNL Financial LC and is comprised of banks with $5 billion to $10 billion in total assets, for a five-year period (December 31, 2013 to December 31, 2018). The performance graph assumes $100 invested in our common stock at its closing price on December 31, 2013, and in each of the Russell 3000 Index and the SNL Bank Index on the same date. The performance graph also assumes the reinvestment of all dividends. The dates on the performance graph represent the last trading day of each year indicated. The amounts noted on the performance graph have been adjusted to give effect to all stock splits and stock dividends.

First Financial Bankshares, Inc.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
First Financial Bankshares, Inc.	100.00	92.04	94.84	144.96	147.06	191.13
Russell 3000	100.00	112.56	113.10	127.50	154.44	146.34
SNL Bank $5B-$10B Index	100.00	103.01	117.34	168.11	167.48	151.57

Source : SNL Financial, an offering of S&P Global Market Intelligence
© 2019
www.snl.com

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below as of and for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, have been derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes presented elsewhere in this Form 10-K. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future. Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporates information required to be disclosed by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.”

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except per share data)
Summary Income Statement Information:
Interest income	$291,690	$245,975	$232,288	$221,623	$198,539
Interest expense	18,930	9,288	5,451	4,088	4,181

Net interest income	272,760	236,687	226,837	217,535	194,358
Provision for loan losses	5,665	6,530	10,212	9,685	4,465
Noninterest income	101,764	91,017	85,132	73,432	66,624
Noninterest expense	190,684	173,986	165,830	149,464	137,925

Earnings before income taxes	178,175	147,188	135,927	131,818	118,592
Income tax expense	27,537	26,817	31,153	31,437	29,033

Net earnings	$150,638	$120,371	$104,774	$100,381	$89,559

Per Share Data:
Earnings per share, basic	$2.23	$1.82	$1.59	$1.55	$1.40
Earnings per share, assuming dilution	2.22	1.81	1.59	1.54	1.39
Cash dividends declared	0.82	0.75	0.70	0.62	0.55
Book value at period-end	15.55	13.93	12.68	12.20	10.63
Earnings performance ratios:
Return on average assets	1.98%	1.72%	1.59%	1.61%	1.65%
Return on average equity	15.37	13.63	12.36	13.60	14.00
Summary Balance Sheet Data (Period-end):
Securities	$3,158,777	$3,087,473	$2,860,958	$2,734,177	$2,416,297
Loans	3,975,308	3,500,699	3,384,205	3,350,593	2,937,991
Total assets	7,731,854	7,254,715	6,809,931	6,665,070	5,848,202
Deposits	6,180,389	5,962,961	5,478,539	5,190,169	4,750,255
Total liabilities	6,678,559	6,331,947	5,972,046	5,860,084	5,166,665
Total shareholders’ equity	1,053,295	922,768	837,885	804,986	681,537
Asset quality ratios:
Allowance for loan losses/period-end loans	1.29%	1.38%	1.35%	1.25%	1.25%
Nonperforming assets/period-end loans plus foreclosed assets	0.75	0.57	0.86	0.89	0.74
Net charge offs/average loans	0.07	0.12	0.19	0.15	0.06
Capital ratios:
Average shareholders’ equity/average assets	12.89%	12.65%	12.85%	11.86%	11.78%
Leverage ratio (1)	11.85	11.09	10.71	9.96	9.89
Tier 1 risk-based capital (2)	19.47	18.66	17.30	15.90	16.05
Common equity tier 1 capital (3)	19.47	18.66	17.30	15.90	N/A
Total risk-based capital (4)	20.61	19.85	18.45	16.97	17.16
Dividend payout ratio	36.84	41.24	44.14	40.20	39.34

(1)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by fourth quarter average assets less intangible assets.
(2)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by risk-adjusted assets.
(3)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by risk-adjusted assets.
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

The following discussion and analysis of the major elements of our consolidated balance sheets as of December 31, 2018 and 2017, and consolidated statements of earnings for the years 2016 through 2018 should be read in conjunction with our consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this Form 10-K.

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

We deem our most critical accounting policies to be (1) our allowance for loan losses and our provision for loan losses and (2) our valuation of securities. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on our reported results for a given period. A discussion of (1) our allowance for loan losses and our provision for loan losses and (2) our valuation of securities is included in Note 1 to our Consolidated Financial Statements beginning on page F-8.

Hurricane Harvey

Houston and the surrounding Gulf Coast region were significantly affected by Hurricane Harvey beginning in late August 2017 and continuing into the fourth quarter of 2017. Our Company has locations (i) north of Houston in Conroe, Willis, Tomball, Huntsville, Montgomery, Magnolia, New Waverly and Cut and Shoot and (ii) in Southeast Texas in Orange, Beaumont, Vidor, Newton, Mauriceville and Port Arthur. We continue to evaluate the effect of the hurricane on our branch facilities and our loan and investment portfolios. Our assessment of our physical buildings and equipment indicated damage primarily at our Mauriceville branch and amounts not covered by insurance were not significant. At December 31, 2018, we had loans totaling $474.42 million in our Conroe region and $405.79 million in the Southeast Texas/Orange region. We continue to evaluate these loans and the related collateral and business operations underlying such loans as we learn more information about the damage caused by the hurricane and the impact of such damage on our customers’ ability to repay loans in accordance with their contractual terms. Our tax exempt municipal bonds in the counties of Texas affected by the hurricane have also been evaluated, including insurance on the bonds. At December 31, 2018, our municipal bonds in these counties totaled $422.86 million, but only $109.36 million do not have bond insurance. Based on analysis of these bonds and the related municipality, at December 31, 2018, we do not believe we have any credit related losses other than temporary impairment.

Acquisition

On October 12, 2017, we entered into an agreement and plan of reorganization to acquire Commercial Bancshares, Inc. and its wholly owned bank subsidiary, Commercial State Bank, Kingwood, Texas. On January 1, 2018, the transaction closed. Pursuant to the agreement, we issued 1,289,371 shares of the Company’s common stock in exchange for all of the outstanding shares of Commercial Bancshares, Inc. In addition, in accordance with the plan of reorganization, Commercial Bancshares, Inc. paid a special dividend totaling $22.08 million to its shareholders prior to the closing of this transaction. At the closing, Kingwood Merger Sub., Inc., a wholly-owned subsidiary of the Company, merged into Commercial Bancshares Inc., with Commercial Bancshares, Inc. surviving as a wholly-owned subsidiary of the Company. Immediately following such merger, Commercial Bancshares, Inc. was merged into the Company and Commercial State Bank, Kingwood, Texas was merged into First Financial Bank, National Association, Abilene, Texas, a wholly owned subsidiary of the Company. The total purchase price exceeded the estimated fair value net of assets acquired by approximately $31.59 million and the Company recorded such excess as goodwill. The balance sheet and results of operations of Commercial Bancshares, Inc. are included in the financial statements of the Company effective January 1, 2018.

Results of Operations

Performance Summary. Net earnings for 2018 were $150.64 million, an increase of $30.27 million, or 25.14%, over net earnings for 2017 of $120.37 million. Net earnings for 2016 were $104.77 million. The increases in net earnings for 2018 over 2017 were primarily attributable to the change in income tax rates and 2017 over 2016 were primarily attributable to growth in net interest income and noninterest income.

On a basic net earnings per share basis, net earnings were $2.23 for 2018, as compared to $1.82 for 2017 and $1.59 for 2016. The return on average assets was 1.98% for 2018, as compared to 1.72% for 2017 and 1.59% for 2016. The return on average equity was 15.37% for 2018, as compared to 13.63% for 2017 and 12.36% for 2016.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits. Tax-equivalent net interest income was $281.75 million in 2018, as compared to $262.18 million in 2017 and $251.78 million in 2016. The increases in 2018 compared to 2017 were largely attributable to increases in the volume of earning assets offset by rate increases on our interest-bearing liabilities. Average earning assets were $7.12 billion in 2018, as compared to $6.54 billion in 2017 and $6.17 billion in 2016. Average earning assets increased $570.96 million in 2018, when compared to 2017, due primarily from increases in loans and taxable securities. Average earning assets increased $373.50 million in 2017, when compared to 2016, due primarily from increases in loans and taxable securities. Average interest bearing liabilities were $4.47 billion in 2018, as compared to $4.21 billion in 2017 and $4.02 billion in 2016. The yield on earning assets increased eight basis points in 2018, although this yield was negatively impacted from the change in income tax rate from 35% to 21% and the related effect on the tax-exempt investment securities. The rate paid on interest-bearing liabilities increased twenty basis points when compared to 2017. The yield on earning assets decreased two basis points in 2017, whereas the rate paid on interest-bearing liabilities increased eight basis points when compared to 2016.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 — Changes in Interest Income and Interest Expense (in thousands):

	2018 Compared to 2017			2017 Compared to 2016
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate
Short-term investments	$(636)	$583	$ (53)	$443	$899	$1,342
Taxable investment securities	10,082	7,145	17,227	3,464	1,735	5,199
Tax-exempt investment securities (1)	(10,184)	(10,433)	(20,617)	1,173	677	1,850
Loans (1) (2)	19,293	13,362	32,655	4,998	851	5,849

Interest income	18,555	10,657	29,212	10,078	4,162	14,240
Interest-bearing deposits	583	8,149	8,732	409	3,300	3,709
Short-term borrowings	(8)	917	909	(223)	351	128

Interest expense	575	9,066	9,641	186	3,651	3,837

Net interest income	$17,980	$1,591	$19,571	$9,892	$511	$10,403

(1)	Computed on tax-equivalent basis assuming marginal tax rate of 21% for 2018 and 35% for 2017 and 2016.
(2)	Non-accrual loans are included in loans.

The net interest margin in 2018 was 3.96%, a decrease of five basis points from 2017 which also decreased an additional seven basis points from 2016. The decrease in our net interest margin in 2018 from 2017 was primarily due to (i) the change in the income tax rate from 35% to 21% from the Tax Cuts and Jobs Act and its effect on our tax free municipal bonds and tax free loans and (ii) the result of the extended period of historically low levels of short-term interest rates, although rates have begun to increase in the past 24 months. We have been able to somewhat mitigate the impact of lower short-term interest rates by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and minimizing rates paid on interest bearing liabilities. As rates have begun to increase, we are adjusting loan rates, upon maturities, and converting to variable rates when we are able. We have also begun increasing rates paid on our interest-bearing deposits. The Federal Reserve increased rates 100 basis points in 2018, 75 basis points in 2017 and 25 basis points in 2016 and continues to issue forward guidance plans to increase rates further.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2 for the years 2016 through 2018.

Table 2 — Average Balances and Average Yields and Rates (in thousands, except percentages):

	2018			2017			2016
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$90,374	$1,631	1.80%	$144,464	$1,684	1.17%	$63,882	$342	0.54%
Taxable investment securities (2)	1,934,160	50,052	2.59	1,479,698	32,825	2.22	1,314,820	27,626	2.10
Tax-exempt investment securities (2)(3)	1,262,947	47,501	3.76	1,484,952	68,118	4.59	1,459,121	66,268	4.54
Loans (3)(4)	3,828,040	201,498	5.26	3,435,447	168,843	4.91	3,333,241	162,994	4.89

Total earning assets	7,115,521	$300,682	4.23%	6,544,561	$271,470	4.15%	6,171,064	$257,230	4.17%
Cash and due from banks	176,799			162,255			152,648
Bank premises and equipment, net	129,715			123,595			120,538
Other assets	62,595			56,007			55,694
Goodwill and other intangible assets, net	172,425			142,473			143,986
Allowance for loan losses	(50,323)			(47,380)			(44,811)

Total assets	$7,606,732			$6,981,511			$6,599,119

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$4,052,614	$16,945	0.42%	$3,783,960	$8,213	0.22%	$3,469,005	$4,504	0.13%
Short-term borrowings	418,977	1,984	0.47	422,285	1,075	0.25	552,041	947	0.17

Total interest-bearing liabilities	4,471,591	$18,929	0.42%	4,206,245	$9,288	0.22%	4,021,046	$5,451	0.14%
Noninterest-bearing deposits	2,124,004			1,843,973			1,666,598
Other liabilities	30,931			48,480			63,609

Total liabilities	6,626,526			6,098,698			5,751,253
Shareholders’ equity	980,206			882,813			847,866

Total liabilities and shareholders’ equity	$7,606,732			$6,981,511			$6,599,119

Net interest income		$281,753			$262,182			$251,779

Rate Analysis:
Interest income/earning assets			4.23%			4.15%			4.17%
Interest expense/earning assets			0.27			0.14			0.09

Net yield on earning assets			3.96%			4.01%			4.08%

(1)	Short-term investments are comprised of Fed Funds sold, interest bearing deposits in banks and interest bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 21% for 2018 and 35% for 2017 and 2016.
(4)	Nonaccrual loans are included in loans.

Noninterest Income. Noninterest income for 2018 was $101.76 million, an increase of $10.75 million, or 11.81%, as compared to 2017. Increases in certain categories of noninterest income included (1) trust fees of $4.49 million (2) ATM, interchange and credit card fees of $2.85 million and (3) service charges on deposit accounts of $2.25 million when compared to 2017. The increase in trust fees resulted from an increase in assets under management over the prior year and an increase in oil and gas production for the majority of 2018 that increased related to trust fees by $2.61 million over 2017. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheets, totaled $5.60 billion at December 31, 2018, as compared to $5.13 billion at December 31, 2017. The increases in ATM, interchange and credit card fees increased due to continued growth in debit cards and the Kingwood acquisition. Service charges on deposit accounts increased primarily due to continued growth in net new accounts, product and pricing changes made to better align the Company’s account offerings and the Kingwood acquisition. Offsetting these increases were decreases in interest on net recoveries of $190 thousand and gains on sale of available-for-sale securities of $474 thousand.

Noninterest income for 2017 was $91.02 million, an increase of $5.89 million, or 6.91%, as compared to 2016. Increases in certain categories of noninterest income included (1) trust fees of $4.06 million (2) ATM, interchange and credit card fees of $1.78 million and (3) service charges on deposit accounts of $1.03 million when compared to 2016. The increase in trust fees resulted from an increase in assets under management over the prior year and an increase in oil and gas production that increased related trust fees by $364 thousand over 2016. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheets, totaled $5.13 billion at December 31, 2017, as compared to $4.37 billion at December 31, 2016. The increases in ATM, interchange and credit card fees and service charges on deposit accounts were primarily the result of increases in the number of net new accounts and debit cards. Offsetting these increases were decreases in net recoveries of $984 thousand and real estate mortgage fees of $977 thousand.

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

Table 3 — Noninterest Income (in thousands):

	2018	Increase (Decrease)	2017	Increase (Decrease)	2016
Trust fees	$28,181	$4,487	$23,694	$4,058	$19,636
Service charges on deposit accounts	21,663	2,247	19,416	1,030	18,386
ATM, interchange and credit card fees	28,532	2,846	25,686	1,776	23,910
Real estate mortgage operations	15,157	48	15,109	(977)	16,086
Net gain on sale of available-for-sale securities	1,354	(474)	1,828	558	1,270
Net gain (loss) on sale of foreclosed assets	116	166	(50)	(506)	456
Net gain (loss) on sale of assets	(147)	249	(396)	(564)	168
Interest on loan recoveries	938	(190)	1,128	(984)	2,112
Other:
Check printing fees	216	43	173	(17)	190
Safe deposit rental fees	544	15	529	(2)	531
Credit life and debt protection fees	741	124	617	(2)	619
Brokerage commissions	1,707	417	1,290	717	573
Miscellaneous income	2,762	769	1,993	798	1,195

Total other	5,970	1,368	4,602	1,494	3,108

Total Noninterest Income	$101,764	$10,747	$91,017	$5,885	$85,132

Noninterest Expense. Total noninterest expense for 2018 was $190.68 million, an increase of $16.70 million, or 9.60%, as compared to 2017. Noninterest expense for 2017 amounted to $173.99 million, an increase of $8.16 million, or 4.92%, as compared to 2016. An important measure in determining whether a financial institution effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for 2018 was 49.72%, as compared to 49.26% for 2017 and 49.22% for 2016.

Salaries and employee benefits for 2018 totaled $105.19 million, an increase of $9.90 million, or 10.39%, as compared to 2017. The increase was primarily driven by (i) annual merit pay increases that were effective March 1, 2018, (ii) an increase in our profit sharing expenses, and (iii) increases in all categories from the Kingwood acquisition.

All other categories of noninterest expense for 2018 totaled $85.50 million, an increase of $6.80 million, or 8.64%, as compared to 2017. Included in noninterest expense in 2018 was $1.55 million, before income tax, resulting from the Company’s partial settlement of its frozen defined benefit pension plan. Other notable increases in noninterest expense include a $1.83 million increase in ATM, interchange and credit card expenses and a $652 thousand increase in net occupancy expense. In addition, included in other miscellaneous expense for 2018 were technology contract termination and conversion related costs totaling $1,747,000 related to the Kingwood acquisition.

Salaries and employee benefits for 2017 totaled $95.29 million, an increase of $4.55 million, or 5.01%, as compared to 2016. The increase was primarily driven by (i) annual merit pay increases that were effective March 1, 2017, (ii) an increase in our profit sharing expenses and (iii) an increase in stock option and stock grant expense due to the stock option grant in June 2017 and restricted stock grant in October 2017.

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

Table 4 — Noninterest Expense (in thousands):

	2018	Increase (Decrease)	2017	Increase (Decrease)	2016
Salaries	$79,474	$7,342	$72,132	$2,135	$69,997
Medical	8,699	114	8,585	(174)	8,759
Profit sharing	7,049	2,314	4,735	1,514	3,221
Pension	(178)	(305)	127	(232)	359
401(k) match expense	2,588	196	2,392	61	2,331
Payroll taxes	5,369	360	5,009	200	4,809
Stock option expense	1,508	(237)	1,745	863	882
Restricted stock expense	680	118	562	181	381

Total salaries and employee benefits	105,189	9,902	95,287	4,548	90,739
Loss from partial settlement of pension plan	1,546	1,546	—	(267)	267
Net occupancy expense	11,173	652	10,521	101	10,420
Equipment expense	13,841	76	13,765	286	13,479
FDIC insurance premiums	2,333	116	2,217	(463)	2,680
ATM, interchange and credit card expenses	9,282	1,830	7,452	221	7,231
Professional and service fees	8,894	831	8,063	1,186	6,877
Printing, stationery and supplies	1,997	8	1,989	(104)	2,093
Amortization of intangible assets	1,272	659	613	(125)	738
Other:
Data processing fees	1,462	343	1,119	656	463
Postage	1,749	86	1,663	(1)	1,664
Advertising	3,603	88	3,515	(21)	3,536
Correspondent bank service charges	772	(96)	868	(96)	964
Telephone	3,562	454	3,108	(145)	3,253
Public relations and business development	3,061	242	2,819	71	2,748
Directors’ fees	1,745	192	1,553	233	1,320
Audit and accounting fees	1,625	(4)	1,629	(83)	1,712
Legal fees	1,148	(632)	1,780	(316)	2,096
Regulatory exam fees	1,275	98	1,177	46	1,131
Travel	1,465	255	1,210	(32)	1,242
Courier expense	830	(49)	879	31	848
Operational and other losses	2,188	(1,004)	3,192	1,022	2,170
Other real estate	129	(59)	188	6	182
Software amortization and expense	2,297	(998)	3,295	1,289	2,006
Other miscellaneous expense	8,246	2,162	6,084	113	5,971

Total other	35,157	1,078	34,079	2,773	31,306

Total Noninterest Expense	$190,684	$16,698	$173,986	$8,156	$165,830

Income Taxes. Income tax expense was $27.54 million for 2018, as compared to $26.82 million for 2017 and $31.15 million for 2016. Our effective tax rates on pretax income were 15.46%, 18.22% and 22.92%, respectively, for the years 2018, 2017 and 2016. The effective tax rates differ from the statutory federal tax rate of 21.0% in 2018 and 2017 and 35.0% in 2016 largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and income tax deductions from the partial donation of two of our branch buildings to municipalities.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law with sweeping modifications to the Internal Revenue Service Code. The primary change for the Company was to lower the corporate income tax rate to 21% from 35%. The Company’s deferred tax assets and liabilities were re-measured based on the income tax rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded related to the re-measurement of the Company’s deferred tax balance was $7.65 million, a reduction of income tax expense for the year ended December 31, 2017. In 2018, the Company continued to analyze certain aspects of the Tax Cuts and Jobs Act resulting in refinement of the calculation and recorded an additional reduction in its deferred tax balance of $664 thousand, which represents a reduction of income tax expense for year ended December 31, 2018.

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for 1-4 family residences and commercial real estate, which are primarily owner-occupied. The structure of loans in the real estate mortgage area generally provides re-pricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of December 31, 2018, total loans held for investment were $3.95 billion, an increase of $468.07 million, as compared to December 31, 2017. As compared to year-end 2017, real estate loans increased $336.35 million, commercial loans increased $160.85 million, agricultural loans increased $2.13 million and consumer loans decreased $31.27 million. Loans averaged $3.83 billion during 2018, an increase of $392.59 million over the 2017 average balances.

Table 5 — Composition of Loans (in thousands):

	December 31,
	2018	2017	2016	2015	2014
Commercial	$844,953	$684,099	$674,410	$696,163	$639,954
Agricultural	96,677	94,543	84,021	102,351	105,694
Real estate	2,639,346	2,302,998	2,189,844	2,136,233	1,822,854
Consumer	372,660	403,929	409,032	382,303	360,686

Total loans held-for-investment	$3,953,636	$3,485,569	$3,357,307	$3,317,050	$2,929,188

As of December 31, 2018, our real estate loans represent approximately 66.76% of our loan portfolio and are comprised of (i) commercial real estate loans of 29.11%, generally owner occupied, (ii) 1-4 family residence loans of 42.32%, (iii) residential development and construction loans of 9.47%, which includes our custom and speculation home construction loans, (iv) commercial development and construction loans of 4.98% and (v) other loans, which includes ranches, hospitals and universities of 14.12%.

Loans held-for-sale, consisting of secondary market mortgage loans, totaled $21.67 million and $15.13 million at December 31, 2018 and 2017, respectively. At December 31, 2018, $2.49 million is valued at the lower of cost or fair value, and the remaining amount is valued under the fair value option. All amounts at December 31, 2017 were valued at the lower of cost or fair value.

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

Table 6 — Maturity Distribution and Interest Sensitivity of Loans at December 31, 2018 (in thousands):

The following tables summarize maturity and repricing information for the commercial and agricultural and the real estate-construction portion of our loan portfolio as of December 31, 2018:

	One Year or less	After One Year Through Five Years	After Five Years	Total
Commercial and agricultural	$378,169	$296,735	$266,726	$941,630
Real estate - construction	201,081	70,327	205,271	476,679

Maturities After One Year
Loans with fixed interest rates	$446,838
Loans with floating or adjustable interest rates	392,221

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $29.63 million at December 31, 2018, as compared to $20.12 million at December 31, 2017 and $29.00 million at December 31, 2016. As a percent of loans and foreclosed assets, these assets were 0.75% at December 31, 2018, as compared to 0.57% at December 31, 2017 and 0.86% at December 31, 2016. As a percent of total assets, these assets were 0.38% at December 31, 2018, as compared to 0.28% at December 31, 2017 and 0.43% at December 31, 2016. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at December 31, 2018.

Supplemental Oil and Gas Information. At December 31, 2018, the Company’s exposure to the oil and gas industry was 2.86% of gross loans, or $113.54 million, compared to 1.72% of gross loans, or $60.16 million at December 31, 2017. The increase in 2018 was primarily a result of the Kingwood acquisition. These oil and gas loans consisted (based on collateral supporting the loan) of (i) development and production loans of 0.34%, (ii) oil and gas field servicing loans of 8.52%, (iii) real estate loans of 40.78%, (iv) accounts receivable and inventory of 2.50%, (v) automobile of 39.64% and (vi) other of 8.22%. These loans have experienced increased stress due to lower oil and gas prices although such prices improved in 2018. The Company instituted additional monitoring procedures for these loans and has classified, downgraded and charged-off loans as appropriate. The following oil and gas information is as of and for the years ended December 31, 2018 and 2017:

	December 31,
	2018	2017
Oil and gas related loans	$113,536	$60,164
Oil and gas related loans as a % of total loans	2.86%	1.72%
Classified oil and gas related loans	$3,894	$20,346
Nonaccrual oil and gas related loans	1,048	1,414
Net charge-offs for oil and gas related loans	—	50
Allowance for oil and gas related loans as a % of oil and gas loans	3.23%	7.90%

Table 7 — Nonaccrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	At December 31,
	2018	2017	2016	2015	2014
Nonaccrual loans*	$27,534	$17,670	$27,371	$28,601	$20,194
Loans still accruing and past due 90 days or more	1,008	288	284	341	261
Troubled debt restructured loans**	513	627	701	199	226

Nonperforming loans	29,055	18,585	28,356	29,141	20,681
Foreclosed assets	577	1,532	644	627	1,035

Total nonperforming assets	$29,632	$20,117	$29,000	$29,768	$21,716

As a % of loans and foreclosed assets	0.75%	0.57%	0.86%	0.89%	0.74%
As a % of total assets	0.38	0.28	0.43	0.45	0.37

*	Includes $827 thousand, $618 thousand, $1.26 million, $2.18 million and $2.15 million, respectively, of purchased credit impaired loans as of December 31, 2018, 2017, 2016, 2015 and 2014.
**

Troubled debt restructured loans of $3.84 million, $4.63 million, $6.86 million, $6.11 million and $9.07 million, respectively, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans as of December 31, 2018, 2017, 2016, 2015 and 2014.

We record interest payments received on non-accrual loans as reductions of principal. Prior to the loans being placed on non-accrual, we recognized interest income on impaired loans as of December 31, 2018 of approximately $395 thousand during the year ended December 31, 2018. If interest on these impaired loans had been recognized on a full accrual basis during the year ended December 31, 2018, such income would have approximated $2.57 million.

See Note 3 to the Consolidated Financial Statements beginning on page F-18 for more information on these assets.

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see our accounting policies in Note 1 to the Consolidated Financial Statements beginning on page F-8. The provision for loan losses was $5.67 million in 2018, as compared to $6.53 million in 2017 and $10.21 million in 2016. The continued provision for loan losses in 2018 reflects the continued growth in the loan portfolio and the continued levels of gross charge-offs. As a percent of average loans, net loan charge-offs were 0.07% during 2018, 0.12% during 2017 and 0.19% during 2016. The allowance for loan losses as a percent of loans was 1.29% as of December 31, 2018, as compared to 1.38% as of December 31, 2017 and 1.35% as of December 31, 2016. Included in Tables 8 and 9 are further analysis of our allowance for loan losses.

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

Table 8 — Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	2018	2017	2016	2015	2014
Balance at January 1,	$48,156	$45,779	$41,877	$36,824	$33,900
Charge-offs:
Commercial	1,418	3,018	6,990	3,734	583
Agricultural	—	71	219	164	2
Real estate	1,479	1,215	682	441	1,075
Consumer	1,550	1,517	1,925	1,700	1,222

Total charge-offs	4,447	5,821	9,816	6,039	2,882

Recoveries:
Commercial	839	942	952	344	346
Agricultural	15	33	25	55	18
Real estate	462	192	2,021	558	505
Consumer	512	501	508	450	472

Total recoveries	1,828	1,668	3,506	1,407	1,341

Net charge-offs	2,619	4,153	6,310	4,632	1,541
Provision for loan losses	5,665	6,530	10,212	9,685	4,465

Balance at December 31,	$51,202	$48,156	$45,779	$41,877	$36,824

Loans at year-end	$3,975,308	$3,500,699	$3,384,205	$3,350,593	$2,937,991
Average loans	3,828,040	3,435,447	3,333,241	3,090,538	2,786,011
Net charge-offs/average loans	0.07%	0.12%	0.19%	0.15%	0.06%
Allowance for loan losses/year-end loans*	1.29	1.38	1.35	1.25	1.25
Allowance for loan losses/nonaccrual, past due 90 days still accruing and restructured loans	176.22	259.11	161.44	143.70	178.06

*	Reflects the impact of loans acquired in the Conroe acquisition in 2015 and the Kingwood acquisition in 2018, which were initially recorded at fair value with no allocated allowance for loan losses.

Table 9 — Allocation of Allowance for Loan Losses (in thousands):

	At December 31,
	2018	2017	2016	2015	2014
	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount
Commercial	$11,948	$10,865	$11,707	$12,644	$7,990
Agricultural	1,446	1,305	1,101	1,191	527
Real estate	32,342	29,896	26,864	24,375	26,657
Consumer	5,466	6,090	6,107	3,667	1,650

Total	$51,202	$48,156	$45,779	$41,877	$36,824

Percent of Loans in Each Category of Total Loans:

	2018	2017	2016	2015	2014
Commercial	23.34%	19.63%	20.09%	20.99%	21.84%
Agricultural	2.82	2.71	2.50	3.09	3.61
Real estate	63.17	66.07	65.23	64.40	62.23
Consumer	10.67	11.59	12.18	11.52	12.32

Included in our loan portfolio are certain other loans not included in Table 7 that are deemed to be potential problem loans. Potential problem loans are those loans that are currently performing, but for which known information about trends, uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $3.04 million as of December 31, 2018.

Interest-Bearing Deposits in Banks. The Company had interest-bearing deposits in banks of $42.27 million at December 31, 2018 and $164.22 million at December 31, 2017, respectively. At December 31, 2018, our interest-bearing deposits in banks included $40.17 million maintained at the Federal Reserve Bank of Dallas, $1.46 million invested in FDIC-insured certificates of deposit and $645 thousand on deposit with the Federal Home Loan Bank of Dallas (FHLB). The average balance of interest-bearing deposits in banks was $87.03 million $141.37 million and $58.25 million in 2018, 2017 and 2016, respectively. The average yield on interest-bearing deposits in banks was 1.79%, 1.17% and 0.55% in 2018, 2017 and 2016, respectively.

Available-for-Sale and Held-to-Maturity Securities. At December 31, 2018, securities with a fair value of $3.16 billion were classified as securities available-for-sale. There were no securities classified as held-to-maturity at December 31, 2018. As compared to December 31, 2017, the available-for-sale portfolio at December 31, 2018, reflected (1) an increase of $9.96 million in U.S. Treasury securities; (2) a decrease of $60.03 million in obligations of U.S. government sponsored enterprises and agencies; (3) a decrease of $162.98 million in obligations of states and political subdivisions; (4) a decrease of $6.66 million in corporate bonds and other; and (5) an increase of $291.01 million in mortgage-backed securities. As compared to December 31, 2016, the available-for-sale portfolio at December 31, 2017, reflected (1) a decrease of $10.67 million in U.S. Treasury securities; (2) a decrease of $53.37 million in obligations of U.S. government sponsored enterprises and agencies; (3) an decrease of $143.43 million in obligations of states and political subdivisions; (4) a decrease of $40.93 million in corporate bonds and other; and (5) an increase of $475.04 million in mortgage-backed securities. Securities-available-for-sale included fair value adjustments of $5.21 million, $44.86 million and $33.07 million at December 31, 2018, 2017 and 2016, respectively. We did not hold any collateralized mortgage obligations or structured notes as of December 31, 2018 that we consider to be high risk. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See Table 10 and Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2018 and 2017.

Table 10 — Maturities and Yields of Available-for-Sale Held at December 31, 2018 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury securities	$—	–%	$9,962	2.52%	$—	–%	$—	–%	$9,962	2.52%
Obligations of U.S. government sponsored enterprises and agencies	301	1.83	—	—	—	—	—	—	301	1.83
Obligations of states and political subdivisions	184,033	5.00	553,499	4.22	518,317	3.97	2,022	5.65	1,257,871	4.23
Corporate bonds and other securities	4,580	2.21	218	2.65	—	—	—	—	4,798	2.23
Mortgage-backed securities	26,749	2.17	1,119,800	2.51	727,640	3.06	11,656	3.01	1,885,845	2.72

Total	$215,663	4.59%	$1,683,479	3.07%	$1,245,957	3.44%	$13,678	3.40%	$3,158,777	3.32%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 21%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.

As of December 31, 2018, the investment portfolio had an overall tax equivalent yield of 3.32%, a weighted average life of 4.37 years and modified duration of 3.88 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $6.18 billion as of December 31, 2018 as compared to $5.96 billion as of December 31, 2017 and $5.48 billion as of December 31, 2016. Table 11 provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $100,000 or more:

Table 11 — Composition of Average Deposits and Remaining Maturity of Time Deposits of $100,000 or More (in thousands, except percentages):

	2018		2017		2016
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$2,124,004	—	$1,843,973	—	$1,666,598	—
Interest-bearing deposits
Interest-bearing checking	2,025,810	0.53%	1,902,699	0.27%	1,713,498	0.12%
Savings and money market accounts	1,558,889	0.28	1,401,804	0.13	1,195,671	0.09
Time deposits under $100,000	204,929	0.25	267,754	0.13	237,419	0.18
Time deposits of $100,000 or more	262,987	0.48	211,703	0.40	322,417	0.31

Total interest-bearing deposits	4,052,615	0.42%	3,783,960	0.22%	3,469,005	0.13%

Total average deposits	$6,176,619		$5,627,933		$5,135,603

As of December 31, 2018
Three months or less	$88,404
Over three through six months	55,969
Over six through twelve months	68,808
Over twelve months	34,990

Total time deposits of $100,000 or more	$248,171

Borrowings. Included in borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $468.71 million, $331.00 million and $445.77 million at December 31, 2018, 2017 and 2016, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowing. The average balances of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $418.98 million, $422.29 million and $552.04 million in 2018, 2017 and 2016, respectively. The average rates paid on federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were 0.47%, 0.25% and 0.17% for the years ended December 31, 2018, 2017 and 2016, respectively. The weighted average interest rate on federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was 0.78%, 0.10% and 0.12% at December 31, 2018, 2017 and 2016, respectively. The highest amount of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB at any month end during 2018, 2017 and 2016 was $529.64 million, $611.30 million and $598.77 million, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $1.05 billion, or 13.62% of total assets at December 31, 2018, as compared to $922.77 million, or 12.72% of total assets at December 31, 2017. During 2018, total shareholders’ equity averaged $980.21 million, or 12.89% of average assets, as compared to $882.81 million, or 12.65% of average assets during 2017.

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

As of December 31, 2018 and 2017, we had a total risk-based capital ratio of 20.61% and 19.85%, a Tier 1 capital to risk-weighted assets ratio of 19.47% and 18.66%, a common equity Tier 1 capital to risk-weighted ratio of 19.47% and 18.66% and a Tier 1 leverage ratio of 11.85% and 11.09%, respectively. The regulatory capital ratios as of December 31, 2018 and 2017 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

We performed an assessment and believe the Company and Bank meet the requirements upon full implementation of the Basel III rules that will be effective in 2019.

Our subsidiary bank made the election to continue to exclude most accumulated other comprehensive income from capital in connection with its March 31, 2015 quarterly financial filing and, in effect, to retain the accumulated other comprehensive income treatment under the prior capital rules.

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

As of December 31, 2018, the model simulations projected that 100 and 200 basis point increases in interest rates would result in variances in net interest income of positive 1.68% and positive 2.96%, respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 100 basis points would result in a variance in a net interest income of negative 5.78% relative to the current financial statement structure over the next twelve months. We consider the likelihood of a decrease in interest rates beyond 100 basis points after December 31, 2018 remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument, as detailed in Tables 12 and 13. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB, which amounted to $468.71 million at December 31, 2018, and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2019 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At December 31, 2018, there were no amounts drawn on these lines of credit. Our subsidiary bank also has available a line of credit with the FHLB totaling $1.23 billion at December 31, 2018, secured by portions of our loan portfolio and certain investment securities. At December 31, 2018, the Company had $55.00 million in advances outstanding under this line of credit.

The Company renewed its loan agreement, effective June 30, 2017, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2019, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2019. If a balance exists at June 30, 2019, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at The Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at December 31, 2018. There was no outstanding balance under the line of credit as of December 31, 2018 or 2017.

In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and cash equivalents at the Company, which totaled $101.26 million at December 31, 2018, investment securities which totaled $6.28 million at December 31, 2018 with maturities over 10 to 12 years, available dividends from our subsidiaries which totaled $233.96 million at December 31, 2018, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs.

Table 12 — Contractual Obligations as of December 31, 2018 (in thousands):

	Payment Due by Period
	Total Amounts	Less than 1 year	More than 1 year but less than 3 years	More than 3 years but less than 5 years	Over 5 years
Deposits with stated maturity dates	$442,161	$373,359	$54,207	$14,541	$54
Pension obligation	4,613	837	706	731	2,339
Operating leases	1,275	610	633	32	—
Outsourcing service contracts	2,858	2,201	657	—	—

Total Contractual Obligations	$450,907	$377,007	$56,203	$15,304	$2,393

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

Table 13 – Commitments as of December 31, 2018 (in thousands):

	Total Notional Amounts Committed	Less than 1 year	More than 1 year but less than 3 years	More than 3 years but less than 5 years	Over 5 years
Unfunded lines of credit	$632,667	$568,882	$25,927	$31,033	$6,825
Unfunded commitments to extend credit	301,616	193,416	8,270	18,755	81,175
Standby letters of credit	26,641	21,882	4,660	99	—

Total Commercial Commitments	$960,924	$784,180	$38,857	$49,887	$88,000

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At December 31, 2018, approximately $233.96 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends to us of $74.10 million in 2018 and $30.80 million in 2017.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 36.84%, 41.24% and 44.14% of net earnings, respectively, in 2018, 2017 and 2016. Given our current capital position, projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

Quarterly Results of Operations (in thousands, except per share and common stock data):

The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in the fiscal years of 2018 and 2017. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	2018
	4th	3rd	2nd	1st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	$76,481	$74,049	$72,078	$69,082
Interest expense	6,207	4,623	4,467	3,633

Net interest income	70,274	69,426	67,611	65,449
Provision for loan losses	1,800	1,450	1,105	1,310

Net interest income after provision for loan losses	68,474	67,976	66,506	64,139
Noninterest income	24,789	26,997	25,421	23,202
Net gain on securities transactions	8	58	67	1,221
Noninterest expense	48,235	47,506	47,144	47,798

Earnings before income taxes	45,036	47,525	44,850	40,764
Income tax expense	6,599	7,475	7,217	6,245

Net earnings	$38,437	$40,050	$37,633	$34,519

Per Share Data:
Earnings per share, basic	$0.57	$0.59	$0.56	$0.51
Earnings per share, assuming dilution	0.56	0.59	0.55	0.51
Cash dividends declared	0.21	0.21	0.21	0.19
Book value at period-end	15.55	14.71	14.57	14.34
Common stock sales price:
High	$66.83	$61.86	$56.35	$49.60
Low	53.45	50.55	45.05	44.05
Close	57.69	59.10	50.90	46.30

	2017
	4th	3rd	2nd	1st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	$63,456	$62,554	$61,182	$58,783
Interest expense	2,562	2,866	2,097	1,763

Net interest income	60,894	59,688	59,085	57,020
Provision for loan losses	1,440	1,415	1,725	1,950

Net interest income after provision for loan losses	59,454	58,273	57,360	55,070
Noninterest income	22,298	23,185	22,423	21,283
Net gain on securities transactions	3	1,075	747	3
Noninterest expense	44,095	43,964	43,775	42,152

Earnings before income taxes	37,660	38,569	36,755	34,204
Income tax expense	1,517	9,195	8,500	7,605

Net earnings	$36,143	$29,374	$28,255	$26,599

Per Share Data:
Earnings per share, basic	$0.55	$0.44	$0.43	$0.40
Earnings per share, assuming dilution	0.54	0.44	0.43	0.40
Cash dividends declared	0.19	0.19	0.19	0.18
Book value at period-end	13.93	13.69	13.41	12.99
Common stock sales price:
High	$48.85	$46.00	$44.80	$46.45
Low	43.05	37.31	36.85	37.55
Close	45.05	45.20	44.20	40.10

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

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

First Financial Bankshares, Inc. and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2018, the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, is effective based on those criteria.

First Financial Bankshares, Inc. and subsidiaries’ independent auditors have issued an audit report, dated February 19, 2019, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of First Financial Bankshares, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited First Financial Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, First Financial Bankshares, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018 and related notes and our report dated February 19, 2019 expressed an unqualified opinion thereon.

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

February 19, 2019

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2019 annual meeting of shareholders which will be filed with the SEC not later than 120 days after December 31, 2018.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2019 annual meeting of shareholders which will be filed with the SEC not later than 120 days after December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 related to security ownership of certain beneficial owners and management is hereby incorporated by reference from our proxy statement for our 2019 annual meeting of shareholders. The following chart gives aggregate information under our equity compensation plans as of December 31, 2018.

Number of Securities
Remaining Available
For Future Issuance
	Number of Securities		Under Equity
	To be Issued Upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in
	Warrants and Rights	Warrants and Rights	Far Left Column)
Equity compensation plans approved by security holders	1,085,543	$34.54	2,295,448
Equity compensation plans not approved by security holders	—	—	—

Total	1,085,543	$34.54	2,295,448

The remainder of the information required by Item 12 is incorporated by reference from our proxy statement for our 2019 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2019 annual meeting of shareholders which will be filed with the SEC not later than 120 days after December 31, 2018.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2019 annual meeting of shareholders which will be filed with the SEC not later than 120 days after December 31, 2018.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Earnings for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

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

FIRST FINANCIAL BANKSHARES, INC.

Date: February 19, 2019	By:	/s/ F. SCOTT DUESER
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

Name	Title	Date

/s/ F. SCOTT DUESER F. Scott Dueser	Chairman of the Board, Director, President, and Chief Executive Officer (Principal Executive Officer)	February 19, 2019

/s/ J. BRUCE HILDEBRAND J. Bruce Hildebrand	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2019

/s/ APRIL K. ANTHONY April K. Anthony	Director	February 19, 2019

/s/ TUCKER S. BRIDWELL Tucker S. Bridwell	Director	February 19, 2019

/s/ DAVID COPELAND David Copeland	Director	February 19, 2019

/s/ MURRAY EDWARDS Murray Edwards	Director	February 19, 2019

Name	Title	Date

/s/ RON GIDDIENS Ron Giddiens	Director	February 19, 2019

/s/ TIM LANCASTER Tim Lancaster	Director	February 19, 2019

/s/ KADE L. MATTHEWS Kade L. Matthews	Director	February 19, 2019

/s/ ROSS H. SMITH, JR. Ross H. Smith, Jr.	Director	February 19, 2019

/s/ JOHNNY TROTTER Johnny Trotter	Director	February 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of First Financial Bankshares, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2019 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Dallas, Texas

February 19, 2019

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2018 and 2017

(Dollars in thousands, except share and per share amounts)

	2018	2017
ASSETS
CASH AND DUE FROM BANKS	$207,835	$209,583
INTEREST-BEARING DEPOSITS IN BANKS	40,812	162,764

Total cash and cash equivalents	248,647	372,347
INTEREST-BEARING TIME DEPOSITS IN BANKS	1,458	1,458
SECURITIES AVAILABLE-FOR-SALE, at fair value	3,158,777	3,087,473
LOANS:
Held-for-investment	3,953,636	3,485,569
Less – allowance for loan losses	(51,202)	(48,156)

Net loans held for investment	3,902,434	3,437,413
Held-for-sale ($19,185 at fair value at December 31, 2018; none at December 31, 2017)	21,672	15,130

Net loans	3,924,106	3,452,543
BANK PREMISES AND EQUIPMENT, net	133,421	124,026
INTANGIBLE ASSETS	174,683	141,143
OTHER ASSETS	90,762	75,725

Total assets	$7,731,854	$7,254,715

LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$2,116,107	$2,041,650
INTEREST-BEARING DEPOSITS	4,064,282	3,921,311

Total deposits	6,180,389	5,962,961
DIVIDENDS PAYABLE	14,227	12,589
BORROWINGS	468,706	331,000
OTHER LIABILITIES	15,237	25,397

Total liabilities	6,678,559	6,331,947

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock - $0.01 par value; authorized 120,000,000 shares; 67,753,133 and 66,260,444 shares issued at December 31, 2018 and 2017, respectively	678	663
Capital surplus	443,114	378,062
Retained earnings	606,658	517,257
Treasury stock (shares at cost: 467,811 and 495,964 at December 31, 2018 and 2017, respectively)	(7,507)	(7,148)
Deferred Compensation	7,507	7,148
Accumulated other comprehensive earnings	2,845	26,786

Total shareholders’ equity	1,053,295	922,768

Total liabilities and shareholders’ equity	$7,731,854	$7,254,715

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Earnings

December 31, 2018, 2017 and 2016

(Dollars in thousands, except share and per share amounts)

	2018	2017	2016
INTEREST INCOME:
Interest and fees on loans	$200,347	$166,807	$161,018
Interest on investment securities:
Taxable	50,052	32,825	27,626
Exempt from federal income tax	39,661	44,659	43,302
Interest on federal funds sold and interest-bearing deposits in banks	1,630	1,684	342

Total interest income	291,690	245,975	232,288

INTEREST EXPENSE:
Interest on deposits	16,946	8,213	4,503
Other	1,984	1,075	948

Total interest expense	18,930	9,288	5,451

Net interest income	272,760	236,687	226,837
PROVISION FOR LOAN LOSSES	5,665	6,530	10,212

Net interest income after provision for loan losses	267,095	230,157	216,625

NONINTEREST INCOME:
Trust fees	28,181	23,694	19,636
Service charges on deposit accounts	21,663	19,416	18,386
ATM, interchange and credit card fees	28,532	25,686	23,910
Real estate mortgage operations	15,157	15,109	16,086
Net gain on sale of available-for-sale securities (includes $1,354, $1,828 and $1,270 for the years ended December 31, 2018, 2017 and 2016, respectively, related to accumulated comprehensive earnings reclassifications)	1,354	1,828	1,270
Net gain (loss) on sale of foreclosed assets	116	(50)	456
Net gain (loss) on sale of assets	(147)	(396)	168
Interest on loan recoveries	938	1,128	2,112
Other	5,970	4,602	3,108

Total noninterest income	101,764	91,017	85,132

NONINTEREST EXPENSE:
Salaries and employee benefits	105,189	95,287	90,739
Loss from partial settlement of pension plan	1,546	—	267
Net occupancy expense	11,173	10,521	10,420
Equipment expense	13,841	13,765	13,479
FDIC insurance premiums	2,333	2,217	2,680
ATM, interchange and credit card expenses	9,282	7,452	7,231
Professional and service fees	8,894	8,063	6,877
Printing, stationery and supplies	1,997	1,989	2,093
Operational and other losses	2,188	3,192	2,170
Amortization of intangible assets	1,272	613	738
Other	32,969	30,887	29,136

Total noninterest expense	190,684	173,986	165,830

EARNINGS BEFORE INCOME TAXES	178,175	147,188	135,927
INCOME TAX EXPENSE (includes $284, $640 and $445 for the years ended December 31, 2018, 2017 and 2016, respectively, related to income tax expense from reclassification items)	27,537	26,817	31,153

NET EARNINGS	$150,638	$120,371	$104,774

NET EARNINGS PER SHARE, BASIC	$2.23	$1.82	$1.59

NET EARNINGS PER SHARE, ASSUMING DILUTION	$2.22	$1.81	$1.59

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings

Years Ended December 31, 2018, 2017 and 2016

(Dollars in thousands)

	2018	2017	2016
NET EARNINGS	$150,638	$120,371	$104,774
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income tax	(38,185)	23,266	(44,679)
Reclassification adjustment for realized losses (gains) on investment securities included in net earnings, before income tax	(1,354)	(1,828)	(1,270)
Minimum liability pension adjustment, before income tax	1,970	257	1,410

Total other items of comprehensive earnings (losses)	(37,569)	21,695	(44,539)
Income tax benefit (expense) related to:
Investment securities	8,303	(13,774)	16,082
Minimum liability pension adjustment	(414)	420	(493)

Total income tax benefit (expense)	7,889	(13,354)	15,589

COMPREHENSIVE EARNINGS	$120,958	$128,712	$75,824

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2018, 2017 and 2016

(Dollars in thousands)

									Accumulated
									Other
									Comprehensive	Total
	Common Stock		Capital	Retained	Treasury Stock			Deferred	Earnings	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts		Compensation	(Losses)	Equity
BALANCE, December 31, 2015	65,990,234	$660	$368,925	$388,006	(520,651)	$	(6,296)	$6,296	$47,395	$804,986
Net earnings	—	—	—	104,774	—		—	—	—	104,774
Stock option exercises	82,871	1	1,259	—	—		—	—	—	1,260
Restricted Stock grant	21,590	—	809	—	—		—	—	—	809
Cash dividends declared, $0.70 per share	—	—	—	(46,246)	—		—	—	—	(46,246)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—		—	—	917	917
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes	—	—	—	—	—		—	—	(29,867)	(29,867)
Additional tax benefit related to directors’ deferred compensation plan	—	—	370	—	—		—	—	—	370
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	13,242		(375)	375	—	—
Stock option expense	—	—	882	—	—		—	—	—	882

BALANCE, December 31, 2016	66,094,695	$661	$372,245	$446,534	(507,409)		$(6,671)	$6,671	$18,445	$837,885

Net earnings	—	—	—	120,371	—		—	—	—	120,371
Stock option exercises	140,250	2	2,933	—			—	—	—	2,935
Restricted Stock grant	25,499	—	1,139	—	—		—	—	—	1,139
Cash dividends declared, $0.75 per share	—	—	—	(49,648)	—		—	—	—	(49,648)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—		—	—	677	677
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes	—	—	—	—	—		—	—	7,664	7,664
Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net	—	—	—	—	11,445		(477)	477	—	—
Stock option expense	—	—	1,745	—	—		—	—	—	1,745

BALANCE, December 31, 2017	66,260,444	$663	$378,062	$517,257	(495,964)		$(7,148)	$7,148	$26,786	$922,768

(Continued)

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2018, 2017 and 2016

(Dollars in thousands)

Net earnings	—	—	—	150,638	—	—	—	—	150,638
Stock option exercises	173,822	2	3,861	—	—	—	—	—	3,863
Restricted stock grant, net	29,496	—	1,609	—	—	—	—	—	1,609
Cash dividends declared, $0.82 per share	—	—	—	(55,499)	—	—	—	—	(55,499)
Stock issued in acquisition of Commercial Bancshares, Inc.	1,289,371	13	58,074	—	—	—	—	—	58,087
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	1,556	1,556
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	(31,235)	(31,235)
Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net	—	—	—	—	28,153	(359)	359	—	—
Stock option expense	—	—	1,508	—	—	—	—	—	1,508
Reclassification of certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Acts to retained earnings	—	—	—	(5,759)	—	—	—	5,759	—
Reclassification of unrealized gain in equity securities at December 31, 2017 from accumulated other comprehensive earnings to retained earnings	—	—	—	21	—	—	—	(21)	—

BALANCE, December 31, 2018	67,753,133	$678	$443,114	$606,658	(467,811)	$(7,507)	$7,507	$2,845	$1,053,295

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2018, 2017 and 2016

(Dollars in thousands)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$150,638	$120,371	$104,774
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,549	12,916	11,573
Provision for loan losses	5,665	6,530	10,212
Securities premium amortization, net	27,467	30,310	29,005
Gain on sale of assets, net	(1,216)	(1,167)	(1,894)
Deferred federal income tax expense (benefit)	(250)	(53)	673
Change in loans held for sale	(5,791)	11,769	6,645
Change in other assets	(1,697)	9,313	2,397
Change in other liabilities	1,621	285	(2,643)

Total adjustments	38,348	69,903	55,968

Net cash provided by operating activities	188,986	190,274	160,742

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition of Commercial Bancshares, Inc., net	18,653	—	—
Net decrease in interest-bearing time deposits in banks	—	249	1,788
Activity in available-for-sale securities:
Sales	220,259	120,576	40,510
Maturities	3,439,028	4,392,131	3,509,113
Purchases	(3,731,821)	(4,768,420)	(3,737,865)
Activity in held-to-maturity securities – maturities	—	124	157
Net increase in loans	(205,238)	(134,627)	(48,836)
Purchases of bank premises and equipment and other assets	(17,646)	(14,162)	(20,399)
Proceeds from sale of bank premises and equipment and other assets	844	6,085	3,572

Net cash used in investing activities	(275,921)	(398,044)	(251,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	(87,583)	323,928	(28,230)
Net increase (decrease) in interest-bearing deposits	(36,891)	160,494	316,600
Net increase (decrease) in borrowings	137,706	(114,770)	(169,905)
Common stock transactions:
Proceeds from stock issuances	3,864	2,934	1,260
Dividends paid	(53,861)	(48,955)	(44,907)

Net cash provided by (used in) financing activities	(36,765)	323,631	74,818

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(123,700)	115,861	(16,400)
CASH AND CASH EQUIVALENTS, beginning of year	372,347	256,486	272,886

CASH AND CASH EQUIVALENTS, end of year	$248,647	$372,347	$256,486

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company”, “we” or “us”) is a financial holding company which owns all of the capital stock of one bank with 73 locations located in Texas as of December 31, 2018. The subsidiary bank is First Financial Bank, National Association, Abilene, Texas. The bank’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which the subsidiary is located. In addition, the Company also owns First Financial Trust & Asset Management Company, National Association, First Financial Insurance Agency, Inc., and First Technology Services, Inc.

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

Stock Repurchase

On June 25, 2017, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 common shares through September 30, 2020. Previously, the Board of Directors had authorized the repurchase of up to 1,500,000 common shares through September 30, 2017. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. For the years ended December 31, 2018, 2017 and 2016, no shares were repurchased under this or the prior authorization that expired September 30, 2017.

Acquisition

On January 1, 2018, the Company acquired 100% of the outstanding capital stock of Commercial Bancshares, Inc. through the merger of a wholly-owned subsidiary with and into Commercial Bancshares, Inc. Following such merger, Commercial Bancshares, Inc. and its wholly-owned subsidiary, Commercial State Bank, Kingwood, Texas were merged into the Company and First Financial Bank, National Association, respectively. The results of operations of Commercial Bancshares, Inc. subsequent to the acquisition date, are include in the consolidated earnings of the Company. See Note 20 for additional information.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Investment Securities

Management classifies debt and equity securities as held-to-maturity, available-for-sale, or trading based on its intent. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method. Debt securities not classified as held-to-maturity or trading are classified as available-for-sale and recorded at fair value, with all unrealized gains and unrealized losses judged to be temporary, net of deferred income taxes, excluded from earnings and reported in the consolidated statements of comprehensive earnings. Available-for-sale debt securities that have unrealized gains and losses are excluded from earnings and reported net of tax in accumulated other comprehensive income until realized. Declines in the fair value of available-for-sale debt securities below their cost that are deemed to be other-than-temporary are reflected in earnings as a realized loss if there is no ability or intent to hold to recovery. If the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, only the credit component of the impairment is reflected in earnings as a realized loss with the noncredit portion recognized in other comprehensive income. In estimating other-than-temporary impairment losses, we consider (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Effective January 1, 2018, in accordance with ASU 2016-01 (see note 1), increases or decreases in the fair value of equity securities are recorded in earnings. Prior to January 1, 2018, such increases or decreases were recorded similar to increases or decreases in debt securities.

The Company records its available-for-sale and equity securities portfolio at fair value. Fair values of these securities are determined based on methodologies in accordance with current authoritative accounting guidance. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, credit ratings and yield curves. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security.

When the fair value of a debt security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exists. Available-for-sale and held-to-maturity debt securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (i) whether we have the intent to sell debt our securities prior to recovery and/or maturity, (ii) whether it is more likely than not that we will have to sell our debt securities prior to recovery and/or maturity, (iii) the length of time and extent to which the fair value has been less than amortized cost, and (iv) the financial condition of the issuer. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the debt security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.

The Company’s investment portfolio consists of U.S. Treasury securities, obligations of U.S. government sponsored enterprises and agencies, obligations of state and political subdivisions, mortgage pass-through securities, corporate bonds and general obligation or revenue based municipal bonds. Pricing for such securities is generally readily available and transparent in the market. The Company utilizes independent third party pricing services to value its investment securities, which the Company reviews as well as the underlying pricing methodologies for reasonableness and to ensure such prices are aligned with pricing matrices. The Company validates prices supplied by the independent pricing services by comparison to prices obtained from other third party sources on a quarterly basis.

Loans Held-for-Investment and Allowance for Loan Losses

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

The allowance for loan losses is an amount which represents management’s best estimate of probable losses that are inherent in the Company’s loan portfolio as of the balance sheet date. The allowance for loan losses is comprised of three elements: (i) specific reserves determined based on probable losses on specific classified loans; (ii) a historical valuation reserve component that considers historical loss rates and estimated loss emergence periods; and (iii) qualitative reserves based upon general economic conditions and other qualitative risk factors both internal and external to the Company. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the appropriateness of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. For purposes of determining our historical valuation reserve, the loan portfolio, less cash secured loans, government guaranteed loans and classified loans, is multiplied by the Company’s historical loss rate adjusted for the estimated loss emergence period. Specific allocations are increased or decreased in accordance with deterioration or improvement in credit quality and a corresponding increase or decrease in risk of loss on a particular loan. In addition, we adjust our allowance for qualitative factors such as current local economic conditions and trends, including, without limitations, unemployment, oil and gas prices, drought conditions, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. This qualitative reserve serves to estimate for additional areas of losses inherent in our portfolio that are not reflected in our historic loss factors.

Although we believe we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A decline in the economy could result in increased levels of non-performing assets and charge-offs, increased loan provisions and reductions in income. Additionally, bank regulatory agencies periodically review our allowance for loan losses and methodology and could require, in accordance with U.S. GAAP, additional provisions to the allowance for loan losses based on their judgment of information available to them at the time of their examination as well as changes to our methodology.

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

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral less cost to sell. Other loan impairments for non-collateral dependent loans are measured based on the present value of expected future cash flows or the loan’s observable market price. At December 31, 2018 and 2017, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral less cost to sell.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. For all impaired loans, including the Company’s troubled debt restructurings, the Company performs a periodic, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment to assess the likelihood that all principal and interest payments required under the terms of the agreement will be collected in full. When doubt exists about the ultimate collectability of principal and interest, the troubled debt restructuring remains on non-accrual status and payments received are applied to reduce principal to the extent necessary to eliminate such doubt. This determination of accrual status is judgmental and is based on facts and circumstances related to each troubled debt restructuring. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral, modified loan terms and cash flow. As of December 31, 2018 and 2017, substantially all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

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

Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their acquisition fair value, which includes a credit component at the acquisition date, was based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the discounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on nonaccrual. Subsequent to the acquisition date, increases in expected cash flows will generally result in a recovery of any previously recorded allowance for loan loss, to the extent applicable, and/or a reclassification from the nonaccretable difference to accretable yield, which will be recognized prospectively. Decreases in expected cash flows subsequent to acquisition are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at December 31, 2018 and 2017 were $827,000 and $618,000, respectively, compared to a contractual balance of $1,157,000 and $1,865,000, respectively. Other purchased credit impaired loan disclosures were omitted due to immateriality.

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

December 31, 2018, 2017 and 2016

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year and totaled $171,565,000 and $139,971,000, respectively at December 31, 2018 and 2017. There was no impairment recorded for the years ended December 31, 2018, 2017 and 2016.

The carrying amount of goodwill arising from acquisitions that qualify as an asset purchase for federal income tax purposes was $22,526,000 and $26,618,000 at December 31, 2018 and 2017, respectively, and is deductible for federal income tax purposes.

For the year ended December 31, 2017, the Company sold its mortgage servicing rights totaling $1,795,000 to an unrelated third party resulting in a loss on sale of approximately $215,000.

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

Accumulated Other Comprehensive Income (Loss)

Unrealized net gains on the Company’s available-for-sale securities (after applicable income tax expense) totaling $4,169,000 and $29,156,000 at December 31, 2018 and 2017, respectively, and the minimum pension liability (after applicable income tax benefit) totaling ($1,324,000) and ($2,370,000) at December 31, 2018 and 2017, respectively, are included in accumulated other comprehensive income.

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

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the grant date. The Company recorded stock option expense totaling $1,508,000, $1,745,000, and $882,000, for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company also grants restricted stock for a fixed number of shares. The Company recorded expenses associated with its director and officer restricted stock grants totaling $560,000 and $680,000, respectively, for the year ended December 31, 2018, $483,000 and $562,000, respectively, for the year ended December 31, 2017, and $278,000 and $381,000, respectively, for the year ended December 31, 2016.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

See Note 17 for further information.

Advertising Costs

Advertising costs are expensed as incurred.

Per Share Data

Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common stock shares outstanding during the period. The Company calculates dilutive EPS assuming all outstanding stock options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is reflected by application of the treasury stock method, whereby the proceeds from the exercised options and restricted stock are assumed to be used to purchase common stock at the average market price during the respective year. There were no such anti-dilutive stock options for the years ended December 31, 2018, 2017 and 2016. The following table reconciles the computation of basic EPS to dilutive EPS:

	Net Earnings (in thousands)	Weighted Average Shares	Per Share Amount
For the year ended December 31, 2018:
Net earnings per share, basic	$150,638	67,609,367	$2.23
Effect of stock options and stock grants	—	373,647	(0.01)

Net earnings per share, assuming dilution	$150,638	67,983,014	$2.22

For the year ended December 31, 2017:
Net earnings per share, basic	$120,371	66,126,863	$1.82
Effect of stock options and stock grants	—	197,467	(0.01)

Net earnings per share, assuming dilution	$120,371	66,324,330	$1.81

For the year ended December 31, 2016:
Net earnings per share, basic	$104,774	66,013,004	$1.59
Effect of stock options and stock grants	—	89,882	—

Net earnings per share, assuming dilution	$104,774	66,102,886	$1.59

Recently Issued Authoritative Accounting Guidance

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 implements a comprehensive new revenue recognition standard that supersedes substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity applies the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-04 “Revenue from Contracts with Customers – Deferral of the Effective Date” deferred the effective date of ASU 2014-09 by one year and as a result, the new standard became effective in the first quarter of 2018. The Company’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The adoption of the new standard in the first quarter of 2018 did not have a significant impact on the Company’s financial statements and no adjustment to opening retained earnings was recorded.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

ASU 2016-01, ASU 2016-01 “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. ASU 2016-1 became effective for the Company on January 1, 2018 and did not have a significant impact on the Company’s financial statements.

ASU 2016-02, “Leases.” ASU 2016-02 will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. The amended guidance will be effective in the first quarter of 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company evaluated the provision of the new lease standard and, due to the small dollar amounts and number of lease agreements, all considered operating leases, the effect for the Company on January 1, 2019 was not significant.

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

December 31, 2018, 2017 and 2016

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

ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018 although early adoption was permitted. The Company early adopted ASU 2018-02 in the first quarter of 2018 and reclassified its stranded tax debit of $5,759,000 within accumulated other comprehensive earnings to retained earnings.

ASU 2018-13, “Fair Value Measurement (Topic 820).” ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 will be effective for the year ending December 31, 2020, including interim periods in that year.

ASU 2018-14, “Compensation – Retirement Benefit Plans – General (Subtopic 715-20).” ASU 2018-14 changes the disclosure requirement for employers that sponsor defined benefit pension and/or other post-retirement benefit plans, eliminating certain disclosures no longer considered cost beneficial and requiring new disclosures now considered more pertinent. ASU 2018-14 will be effective for the year ending December 31, 2020.

2. INTEREST-BEARING TIME DEPOSITS IN BANKS AND SECURITIES:

Interest-bearing time deposits in banks totaled $1,458,000 at both December 31, 2018 and 2017 and at December 31, 2018, have original maturities within twelve months.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

A summary of the Company’s available-for-sale securities as of December 31, 2018 and 2017 are as follows (dollars in thousands):

	December 31, 2018
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasury securities	$9,970	$—	$(8)	$9,962
Obligations of U.S. government sponsored enterprises and agencies	301	—	—	301
Obligations of state and political subdivisions	1,229,828	30,013	(1,970)	1,257,871
Corporate bonds and other	4,875	—	(77)	4,798
Residential mortgage-backed securities	1,472,228	3,928	(21,611)	1,454,545
Commercial mortgage-backed securities	436,366	670	(5,736)	431,300

Total securities available-for-sale	$3,153,568	$34,611	$(29,402)	$3,158,777

	December 31, 2017
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of U.S. government sponsored enterprises and agencies	$60,516	$—	$(186)	$60,330
Obligations of state and political subdivisions	1,369,295	52,491	(936)	1,420,850
Corporate bonds and other	11,421	43	(5)	11,459
Residential mortgage-backed securities	1,223,452	4,561	(8,916)	1,219,097
Commercial mortgage-backed securities	377,934	263	(2,460)	375,737

Total securities available-for-sale	$3,042,618	$57,358	$(12,503)	$3,087,473

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at December 31, 2018, were computed by using scheduled amortization of balances and historical prepayment rates. At December 31, 2018 and 2017, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2018, by contractual and expected maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value
Due within one year	$187,600	$188,914
Due after one year through five years	547,868	563,679
Due after five years through ten years	507,792	518,317
Due after ten years	1,714	2,022
Mortgage-backed securities	1,908,594	1,885,845

Total	$3,153,568	$3,158,777

The following tables disclose, as of December 31, 2018 and 2017, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$9,962	$8	$—	$—	$9,962	$8
Obligations of U.S. government sponsored enterprises and agencies	—	—	301	—	301	—
Obligations of state and political subdivisions	27,489	107	114,461	1,863	141,950	1,970
Corporate bonds and other	4,348	68	450	9	4,798	77
Residential mortgage-backed securities	119,584	483	922,289	21,128	1,041,873	21,611
Commercial mortgage-backed securities	1,994	5	343,015	5,731	345,009	5,736

Total	$163,377	$671	$1,380,516	$28,731	$1,543,893	$29,402

	Less than 12 Months		12 Months or Longer		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. government sponsored enterprises and agencies	$60,329	$186	$—	$—	$60,329	$186
Obligations of state and political subdivisions	66,361	219	44,938	717	111,299	936
Corporate bonds and other	224	2	237	3	461	5
Residential mortgage-backed securities	701,252	3,988	239,641	4,928	940,893	8,916
Commercial mortgage-backed securities	239,548	1,500	92,549	960	332,097	2,460

Total	$1,067,714	$5,895	$377,365	$6,608	$1,445,079	$12,503

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

The number of investments in an unrealized loss position totaled 366 at December 31, 2018. We do not believe these unrealized losses are “other-than-temporary”. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. Additionally management does not (i) have the intent to sell our securities prior to recovery and/or maturity and, (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity and (iii) that the length of time and extent that fair value has been less than cost is not indicative of recoverability. The unrealized losses noted are interest rate related due to the level of interest rates at December 31, 2018 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At December 31, 2018, 84.70% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 32.65% are guaranteed by the Texas Permanent School Fund.

Securities, carried at approximately $1,988,579,000 and $2,018,420,000 at December 31, 2018 and 2017, respectively, were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During 2018, 2017 and 2016, sales of investment securities that were classified as available-for-sale totaled $220,259,000, $120,576,000 and $40,510,000. Gross realized gains from 2018, 2017 and 2016, securities sales were $1,847,000, $2,643,000 and $1,579,000, respectively. Gross realized losses from 2018, 2017 and 2016 securities sales were $493,000, $815,000 and $309,000, respectively. The specific identification method was used to determine cost in order to compute the realized gains and losses.

3. LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR LOAN LOSSES:

Loans held-for-investment by class of financing receivables are as follows (dollars in thousands):

	December 31,
	2018	2017
Commercial	$844,953	$684,099
Agricultural	96,677	94,543
Real estate	2,639,346	2,302,998
Consumer	372,660	403,929

Total loans held-for-investment	$3,953,636	$3,485,569

The Company’s non-accrual loans, loan still accruing and past due 90 days or more and restructured loans are as follows (dollars in thousands):

	December 31,
	2018	2017
Non-accrual loans*	$27,534	$17,670
Loans still accruing and past due 90 days or more	1,008	288
Troubled debt restructured loans**	513	627

Total	$29,055	$18,585

*	Includes $827,000 and $618,000, respectively, of purchased credit impaired loans as of December 31, 2018 and 2017.
**

Our troubled debt restructured loans of $3,840,000 and $4,629,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans as of December 31, 2018 and 2017, respectively.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (dollars in thousands):

December 31, 2018		December 31, 2017
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$ 27,534	$4,069	$17,670	$3,996

The Company had $29,632,000 and $20,117,000 in non-accrual, past due 90 days or more and still accruing, restructured loans and foreclosed assets at December 31, 2018 and 2017, respectively. Non-accrual loans totaled $27,534,000 and $17,670,000 at December 31, 2018 and 2017, respectively, and consisted of the following amounts by type (dollars in thousands):

	December 31,
	2018	2017
Commercial	$9,334	$3,612
Agricultural	759	134
Real Estate	16,714	12,838
Consumer	727	1,086

Total	$27,534	$17,670

No significant additional funds are committed to be advanced in connection with impaired loans as of December 31, 2018.

The Company’s impaired loans and related allowance as of December 31, 2018 and 2017 are summarized in the following tables by class of financing receivables (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

December 31, 2018	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	12 Month Average Recorded Investment
Commercial	$10,808	$6,728	$2,606	$9,334	$1,133	$7,986
Agricultural	799	213	546	759	170	842
Real Estate	24,072	6,699	10,015	16,714	2,409	16,042
Consumer	935	101	626	727	357	914

Total	$36,614	$13,741	$13,793	$27,534	$4,069	$25,784

*	Includes $827,000 of purchased credit impaired loans.

December 31, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	12 Month Average Recorded Investment
Commercial	$5,597	$518	$3,094	$3,612	$1,194	$4,849
Agricultural	147	—	134	134	31	120
Real Estate	16,823	2,348	10,490	12,838	2,316	13,835
Consumer	1,284	143	943	1,086	455	1,258

Total	$23,851	$3,009	$14,661	$17,670	$3,996	$20,062

*	Includes $618,000 of purchased credit impaired loans.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

The Company recognized interest income on impaired loans prior to being recognized as impaired of approximately $948,000, $624,000 and $829,000 during the years ended December 31, 2018, 2017 and 2016, respectively.

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

The following summarizes the Company’s internal ratings of its loans held-for-investment by class of financing receivables and portfolio segments, which classes are the same, at December 31, 2018 and 2017 (in thousands):

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$804,584	$23,392	$16,977	$—	$844,953
Agricultural	92,864	46	3,767	—	96,677
Real Estate	2,559,379	26,626	53,341	—	2,639,346
Consumer	370,510	315	1,835	—	372,660

Total	$3,827,337	$50,379	$75,920	$—	$3,953,636

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$649,166	$6,282	$28,651	$—	$684,099
Agricultural	90,457	1,527	2,559	—	94,543
Real Estate	2,227,302	29,089	46,607	—	2,302,998
Consumer	401,434	181	2,314	—	403,929

Total	$3,368,359	$37,079	$80,131	$—	$3,485,569

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

At December 31, 2018 and 2017, the Company’s past due loans are as follows (dollars in thousands):

December 31, 2018	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$3,546	$682	$677	$4,905	$840,048	$844,953	$—
Agricultural	791	19	26	836	95,841	96,677	—
Real Estate	13,185	881	2,020	16,086	2,623,260	2,639,346	960
Consumer	782	263	54	1,099	371,561	372,660	48

Total	$18,304	$1,845	$2,777	$22,926	$3,930,710	$3,953,636	$1,008

December 31, 2017	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$2,039	$1,104	$1,081	$4,224	$679,875	$684,099	$7
Agricultural	640	—	—	640	93,903	94,543	—
Real Estate	12,308	511	1,198	14,017	2,288,981	2,302,998	216
Consumer	1,360	361	135	1,856	402,073	403,929	65

Total	$16,347	$1,976	$2,414	$20,737	$3,464,832	$3,485,569	$288

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The following table details the allowance for loan losses at December 31, 2018 and 2017 by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at December 31, 2018 or 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,133	$170	$2,409	$357	$4,069
Loan collectively evaluated for impairment	10,815	1,276	29,933	5,109	47,133

Total	$11,948	$1,446	$32,342	$5,466	$51,202

December 31, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,194	$31	$2,316	$455	$3,996
Loan collectively evaluated for impairment	9,671	1,274	27,580	5,635	44,160

Total	$10,865	$1,305	$29,896	$6,090	$48,156

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Changes in the allowance for loan losses for the years ended December 31, 2018 and 2017 are summarized as follows (in thousands):

December 31, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$10,865	$1,305	$29,896	$6,090	$48,156
Provision for loan losses	1,662	126	3,463	414	5,665
Recoveries	839	15	462	512	1,828
Charge-offs	(1,418)	—	(1,479)	(1,550)	(4,447)

Ending balance	$11,948	$1,446	$32,342	$5,466	$51,202

December 31, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$11,707	$1,101	$26,864	$6,107	$45,779
Provision for loan losses	1,233	243	4,055	999	6,530
Recoveries	943	32	192	501	1,668
Charge-offs	(3,018)	(71)	(1,215)	(1,517)	(5,821)

Ending balance	$10,865	$1,305	$29,896	$6,090	$48,156

The Company’s recorded investment in loans as of December 31, 2018 and 2017 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands). Purchased credit impaired loans of $827,000 and $618,000, respectively, at December 31, 2018 and 2017 are included in loans individually evaluated for impairment.

December 31, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$9,334	$759	$16,714	$727	$27,534
Loan collectively evaluated for impairment	835,619	95,918	2,622,632	371,933	3,926,102

Total	$844,953	$96,677	$2,639,346	$372,660	$3,953,636

December 31, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$3,612	$134	$12,838	$1,086	$17,670
Loan collectively evaluated for impairment	680,487	94,409	2,290,160	402,843	3,467,899

Total	$684,099	$94,543	$2,302,998	$403,929	$3,485,569

The Company’s loans that were modified in the years ended December 31, 2018 and 2017, and considered troubled debt restructurings are as follows (dollars in thousands):

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	4	$864	$864	11	$895	$895
Agricultural	1	4	4	—	—	—
Real Estate	5	643	643	5	625	625
Consumer	8	209	209	1	25	25

Total	18	$1,720	$1,720	17	$1,545	$1,545

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$529	$335	$—	$195	$700
Agricultural	—	—	4	—	—	—
Real Estate	—	280	363	—	312	313
Consumer	—	—	209	—	25	—

Total	$—	$809	$911	$—	$532	$1,013

During the years ended December 31, 2018 and 2017, certain loans were modified as a troubled debt restructured loans within the previous 12 months and for which there was a payment default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past or more due or results in the foreclosure and repossession of the applicable collateral. The loans with payment default are as follows (dollars in thousands):

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Number	Balance	Number	Balance
Commercial	1	$491	2	$88
Agriculture	—	—	—	—
Real Estate	—	—	—	—
Consumer	—	—	—	—

Total	1	$491	2	$88

As of December 31, 2018, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

An analysis of the changes in loans to officers, directors, principal shareholders, or associates of such persons for the year ended December 31, 2018 (determined as of each respective year-end) follows (dollars in thousands):

	Beginning Balance	Additional Loans	Payments	Ending Balance
Year ended December 31, 2018	$55,904	$55,678	$44,188	$67,394

In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (FHLB) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At December 31, 2018, $2,495,150,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At December 31, 2018, there was $55,000,000 outstanding under this line of credit.

Note 4—Loans Held-for-Sale

The Company originates certain mortgage loans for sale in the secondary market. The mortgage loan sales contracts contain indemnification clauses should the loans default, generally in the first three to nine months, or if documentation is determined not to be in compliance with regulations. The Company’s historic losses as a result of these indemnities have been insignificant.

Loans held for sale totaled $21,672,000 and $15,130,000 at December 31, 2018 and 2017, respectively. At December 31, 2018, $2,487,000 is valued at the lower of cost or fair value, and the remaining amount is valued under the fair value option. All of the amounts for December 31, 2017 were valued at the lower of cost or fair value. The change to the fair value option for loans held for sale was effective at June 30, 2018 and was done in conjunction with the Company’s move to mandatory delivery in the secondary market and the purchase of forward mortgage-backed securities to manage the changes in fair value (see note 5 for additional information).

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

These loans, which are sold on a servicing released basis, are valued using a market approach by utilizing either: (i) the fair value of the securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures (see note 10). Interest income on mortgage loans held for sale is recognized based on the contractual rates and reflected in interest income on loans in the consolidated statements of earnings. The Company has no continuing ownership in any of these residential mortgage loans sold.

Note 5—Derivative Financial Instruments

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

The fair values of IRLCs are based on current secondary market prices for underlying loans and estimated servicing value with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability (pull-through rate). The fair value of IRLCs is subject to change primarily due to changes in interest rates and the estimated pull-through rate. These commitments are classified as Level 2 in the fair value disclosures (see note 10), as the valuations are based on observable market inputs.

Forward mortgage-backed securities contracts are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract and these instruments are therefore classified as Level 2 in the fair value disclosures (see note 10). The estimated fair values are subject to change primarily due to changes in interest rates.

The following table provides the outstanding notional balances and fair values of outstanding derivative positions (dollars in thousands):

December 31, 2018:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$37,088	$765	$—
Forward mortgage-backed securities trades	45,500	—	403

December 31, 2017:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$37,589	$500	$—

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

6. BANK PREMISES AND EQUIPMENT:

The following is a summary of bank premises and equipment (in thousands):

	Useful Life	December 31,
		2018	2017
Land	–	$31,190	$29,508
Buildings	20 to 40 years	135,335	119,728
Furniture and equipment	3 to 10 years	58,969	58,672
Leasehold improvements	Lesser of lease term or 5 to 15 years	3,557	4,118

		229,051	212,026
Less- accumulated depreciation and amortization		(95,630)	(88,000)

Total Bank Premises and Equipment		$133,421	$124,026

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 amounted to $10,130,000, $9,810,000 and $9,390,000, respectively, and is included in the captions net occupancy expense and equipment expense in the accompanying consolidated statements of earnings.

The Company is lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $2,682,000, $2,367,000 and $2,139,000, for the years ended December 31, 2018, 2017 and 2016, respectively.

During the years ended December 31, 2018, 2017 and 2016, the Company recorded gains (losses) on sale of the bank premises and equipment totaling ($147,000), ($396,000) and $168,000. In 2017, the Company sold its San Angelo main region branch building for $1,586,000 and recorded a gain of $210,000 and cancelled its San Angelo grocery store branch lease and recorded a write off of leasehold improvements of $360,000. In 2016, the Company sold its Weatherford and Orange main region branch building for $1,385,000 and $2,000,000 and recorded a gain of $560,000 and a loss of $31,000, respectively.

7. DEPOSITS AND BORROWINGS:

Time deposits of $250,000 or more totaled approximately $118,590,000 and $115,203,000 at December 31, 2018 and 2017, respectively.

At December 31, 2018, the scheduled maturities of time deposits (in thousands) were, as follows:

Year ending December 31,
2019	$373,359
2020	42,801
2021	11,406
2022	8,066
2023	6,475
Thereafter	54

$442,161

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Deposits received from related parties at December 31, 2018 and 2017 totaled $103,413,000 and $74,270,000, respectively.

Borrowings at December 31, 2018 and 2017 consisted of the following (dollars in thousands):

	December 31,
	2018	2017
Securities sold under agreements with customers to repurchase	$409,631	$320,450
Federal funds purchased	4,075	10,550
Advances from Federal Home Loan Bank of Dallas	55,000	—

Total	$468,706	$331,000

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

At December 31, 2018, the Company had advances from the Federal Home Loan Bank of Dallas of $55,000,000 that will be repaid in 2019. The interest rate on this advance was 2.65% at December 31, 2018. There were no such advances outstanding at December 31, 2017.

8. LINE OF CREDIT:

The Company renewed its loan agreement, effective June 30, 2017, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25,000,000 on a revolving line of credit. Prior to June 30, 2019, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2019. If a balance exists at June 30, 2019, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at The Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at December 31, 2018. There was no outstanding balance under the line of credit as of December 31, 2018 or 2017.

9. INCOME TAXES:

On December 22, 2017 the Tax Cuts and Jobs Act was signed into law with sweeping modifications to the Internal Revenue Code. The primary change for the Company was to lower the corporate income tax rate to 21% from 35%. The Company’s deferred tax assets and liabilities were re-measured based on the income tax rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded related to the re-measurement of the Company’s deferred tax balance was $7,650,000, a reduction of income tax expense for the year ended December 31, 2017. At December 31, 2018, final regulations for the Tax Cuts and Jobs Act are still pending; however, we made a reasonable estimate of the impact to our deferred tax balances based on the proposed regulations issued to date. During the year ended December 31, 2018, we filed our 2017 U.S. federal income tax return and updated our 2017 estimated tax benefit from $7,650,000 to $8,314,000. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

The Company files a consolidated federal income tax return. Income tax expense is comprised of the following (dollars in thousands):

	Year Ended December 31 ,
	2018	2017	2016
Current federal income tax	$28,359	$34,421	$30,381
Current state income tax	92	99	99
Deferred federal income tax expense (benefit)	(250)	(53)	673
Restatement of net deferred tax liability due to change in income tax rate	(664)	(7,650)	—

Income tax expense	$27,537	$26,817	$31,153

Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

	As a Percent of Pretax Earnings
	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
Restatement of net deferred tax liability due to change in income tax rate	(0.4)	(5.3)	—
Reductions in tax rate resulting from interest income exempt from federal income tax	(5.2)	(11.5)	(12.1)
Effect of state income tax	0.1	0.1	0.1
ESOP tax deduction	(0.1)	(0.2)	(0.2)
Other	0.1	0.1	0.1

Effective income tax rate	15.5%	18.2%	22.9%

The approximate effects of each type of difference that gave rise to the Company’s deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows (dollars in thousands):

	2018	2017
Deferred tax assets:
Tax basis of loans in excess of financial statement basis	$12,010	$10,550
Minimum liability in defined benefit plan	352	766
Recognized for financial reporting purposes but not yet for tax purposes:
Deferred compensation	2,056	1,818
Write-downs and adjustments to other real estate owned and repossessed assets	49	11
Other deferred tax assets	208	79

Total deferred tax assets	$14,675	$13,224

Deferred tax liabilities:
Financial statement basis of fixed assets in excess of tax basis	$4,182	3,343
Intangible asset amortization deductible for tax purposes, but not for financial reporting purposes	11,263	9,926
Recognized for financial reporting purposes but not yet for tax purposes:
Accretion on investment securities	745	1,039
Pension plan contributions	816	1,086
Net unrealized gain on investment securities available-for-sale	1,111	9,420
Other deferred tax liabilities	34	31

Total deferred tax liabilities	$18,151	$24,845

Net deferred tax asset (liability)	$(3,476)	$(11,621)

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

At December 31, 2018 and 2017, management believes that it is more likely than not that all of the deferred tax amounts shown above will be realized and therefore no valuation allowance was recorded.

Current authoritative accounting guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Current authoritative accounting guidance also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company concluded the tax benefits of positions taken and expected to be taken on its tax returns should be recognized in the financial statements under this guidance. The Company files income tax returns in the U.S. federal jurisdiction and state margin tax returns in the state of Texas. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2015 or Texas state tax examinations by tax authorities for years before 2016. As of December 31, 2018 and 2017, the Company believes that there are no uncertain tax positions.

10. FAIR VALUE DISCLOSURES:

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

December 31, 2018, 2017 and 2016

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

See notes 4 and 5 related to the determination of fair value for loans held-for-sale, IRLCs and forward mortgage-backed securities traded.

There were no transfers between Level 2 and Level 3 during the years ended December 31, 2018, 2017 and 2016.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S Treasury securities	$9,962	$—	$—	$9,962
Obligations of U. S. government sponsored enterprises and agencies	—	301	—	301
Obligations of state and political subdivisions	—	1,257,871	—	1,257,871
Corporate bonds	—	450	—	450
Residential mortgage-backed securities	—	1,454,545	—	1,454,545
Commercial mortgage-backed securities	—	431,300	—	431,300
Other securities	4,348	—	—	4,348

Total	$14,310	$3,144,467	$—	$3,158,777

Loans held-for-sale	$—	$19,185	$—	$19,185
IRLCs	$—	$765	$—	$765
Forward mortgage-backed securities traded	$—	$403	$—	$403

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of U. S. government sponsored enterprises and agencies	$—	$60,330	$—	$60,330
Obligations of state and political subdivisions	—	1,420,850	—	1,420,850
Corporate bonds	—	7,031	—	7,031
Residential mortgage-backed securities	—	1,219,097	—	1,219,097
Commercial mortgage-backed securities	—	375,737	—	375,737
Other securities	4,428	—	—	4,428

Total	$4,428	$3,083,045	$—	$3,087,473

IRLCs	$—	$500	$—	$500

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at December 31, 2018:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral less selling costs if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data. At December 31, 2018, impaired loans with a carrying value of $13,793,000 were reduced by specific valuation reserves totaling $4,069,000 resulting in a net fair value of $9,724,000. The Company also had impaired loans of $13,741,000 with no specific valuation reserve at December 31, 2018, due to the loans carrying value generally being lower than the value of the collateral associated with the loan.

Loans Held-for-Sale – Loans held-for-sale are reported at the lower of cost or fair value. The Company originates conforming loans that are sold in the secondary market in which loan pricing is available. These loans are considered Level 2 of the fair value hierarchy. See note 4 related to the determination of fair value. At December 31, 2018, these loans were reported at $2,487,000 and had a fair value of $2,594,000.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the year ended December 31, 2018 and 2017 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Reevaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned (dollars in thousands):

	Year Ended
	December 31,
	2018	2017
Carrying value of other real estate owned prior to re-measurement	$1,046	$1,067
Write-downs included in gain (loss) on sale of other real estate owned	(236)	(306)

Fair value	$810	$761

At December 31, 2018 and 2017, other real estate owned totaled $448,000 and $1,347,000, respectively.

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

December 31, 2018, 2017 and 2016

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at December 31, 2018 and 2017, were as follows (dollars in thousands):

	2018		2017
	Carrying	Estimated	Carrying	Estimated	Fair Value
	Value	Fair Value	Value	Fair Value	Hierarchy
Cash and due from banks	$207,835	$207,835	$209,583	$209,583	Level 1
Interest-bearing deposits in banks	40,812	40,812	162,764	162,764	Level 1
Interest-bearing time deposits in banks	1,458	1,458	1,458	1,458	Level 2
Available-for-sale securities	3,158,777	3,158,777	3,087,473	3,087,473	Levels 1 and 2
Loans held-for-investment	3,902,434	3,947,391	3,437,413	3,455,003	Level 3
Loans held-for-sale	21,672	21,779	15,130	15,314	Level 2
Accrued interest receivable	36,765	36,765	36,081	36,081	Level 2
Deposits with stated maturities	442,161	441,727	451,255	452,000	Level 2
Deposits with no stated maturities	5,738,228	5,738,228	5,511,706	5,511,706	Level 1
Borrowings	468,706	468,706	331,000	331,000	Level 2
Accrued interest payable	408	408	197	197	Level 2
IRLCs	765	765	500	500	Level 2
Forward mortgage-backed securities traded	403	403	—	—	Level 2

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

11. COMMITMENTS AND CONTINGENCIES:

The Company is engaged in legal actions arising from the normal course of business. In management’s opinion, the Company has adequate legal defenses with respect to these actions, and as of December 31, 2018 the resolution of these matters is not expected to have material adverse effects upon the results of operations or financial condition of the Company.

The Company leases a portion of its bank premises and equipment under operating leases. At December 31, 2018, future minimum lease commitments were: 2019—$610,000, 2020—$409,000, 2021—$224,000, 2022—$27,000 and 2023 and thereafter—$5,000.

12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

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

December 31, 2018
(in thousands)
Financial instruments whose contract amounts represent credit risk:
Unfunded lines of credit	$632,667
Unfunded commitments to extend credit	301,616
Standby letters of credit	26,641

Total commercial commitments	$960,924

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

December 31, 2018, 2017 and 2016

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

13. CONCENTRATION OF CREDIT RISK:

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

14. PENSION AND PROFIT SHARING PLANS:

The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no new participants will be added to the Plan and no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of the Pension Protection Act of 2006 (the “Protection Act”), the Company will be required to contribute amounts in future years to fund any shortfalls. The Company has evaluated the provisions of the Protection Act as well as the Internal Revenue Service’s funding standards to develop a plan for funding in future years. As a result, the Company made no contribution in 2018 and 2017, and is continuing to evaluate future funding amounts.

In December 2018, due to the rising interest rate environment, the Company determined it was in the best interest of its shareholders to settle its pension obligation to its retiree group in payout, approximately 53% of the pension benefit obligation on that date, and recorded a loss on settlement totaling $1,546,000 for the year ended December 31, 2018. In 2019, the Company began steps to terminate and settle the remaining obligation in its pension plan. Termination of the plan is expected to be in late 2019 but is subject to regulatory approval and changes in interest rates and, therefore there is no certainty that it will be consummated.

Using an actuarial measurement date of December 31, 2018 and 2017, benefit obligation activity and fair value of plan assets for the years ended December 31, 2018 and 2017, and a statement of the funded status as of December 31, 2018 and 2017, are as follows (dollars in thousands):

	2018	2017
Reconciliation of benefit obligations:
Benefit obligation at January 1	$15,531	$15,453
Interest cost on projected benefit obligation	523	635
Actuarial (gain) loss	(811)	486
Benefits paid, including settlement of certain participant balances	(8,630)	(1,043)

Benefit obligation at December 31	$6,613	$15,531

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$17,046	$15,787
Actual return on plan assets	365	2,302
Employer contributions	—	—
Benefits paid, including settlement of certain participant balances	(8,630)	(1,043)

Fair value of plan assets at December 31	8,781	17,046

Funded status	$2,168	$1,515

Amounts recognized as a component of accumulated other comprehensive earnings as of year-end that have not been recognized as a component of the net period benefit cost of the Company’s defined benefit pension plan are as follows (dollars in thousands):

	2018	2017
Net actuarial loss	$(1,717)	$(3,597)
Deferred tax benefit	393	1,227

Amounts included in accumulated other comprehensive earnings, net of tax	$(1,324)	$(2,370)

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Net periodic benefit cost for the years ended December 31, 2018, 2017 and 2016, are as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Service cost—benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	523	635	665
Expected return on plan assets	(1,028)	(974)	(912)
Amortization of unrecognized net loss	186	249	375
Recognized loss on partial settlement of certain participant balances	1,546	—	267

Net periodic pension benefit expense (benefit)	$1,227	$(90)	$395

The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and net periodic pension cost and the rate of return on plan assets:

	2018	2017	2016
Weighted average discount rate	4.25%	3.50%	4.25%
Expected long-term rate of return on assets	6.25%	6.25%	6.25%

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

The major type of plan assets in the pension plan and the targeted allocation percentage as of December 31, 2018 and 2017 is as follows:

	December 31, 2018 Allocation	December 31, 2017 Allocation	Targeted Allocation
Equity securities	72%	75%	75%
Debt securities	27%	24%	25%
Cash and equivalents	1%	1%	—

The range and weighted average final maturities of debt securities held in the pension plan as of December 31, 2018 are 2.54 to 18.76 years and approximately 6.91 years, respectively. Assets held in the pension plan are considered either Level 1 consisting of the money market funds, publicly traded common stocks and publically traded mutual funds or Level 2 consisting of obligations of state and political subdivisions, corporate bonds and mortgage-backed securities. There were no Level 3 securities. See note 10 for a discussion of the fair value hierarchy. The breakdown by level is as follows (dollars in thousands):

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Money market fund	$87	$—	$—	$87
Obligations of state and political subdivisions	—	208	—	208
Corporate bonds	—	449	—	449
Mortgage-backed securities	—	901	—	901
Corporate stocks and mutual funds	7,136	—	—	7,136

Total	$7,223	$1,558	$—	$8,781

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

An estimate of the undiscounted projected future payments to eligible participants for the next five years and the following five years in the aggregate is as follows (dollars in thousands):

Year Ending December 31,
2019	$837
2020	$318
2021	$388
2022	$398
2023	$333
2024 forward	$2,339

As of December 31, 2018 and 2017, the pension plan’s total assets included First Financial Bankshares, Inc. common stock valued at approximately $3,373,000 and $2,776,000, respectively.

The Company also provides a profit sharing plan, which covers substantially all full-time employees. The profit sharing plan is a defined contribution plan and allows employees to contribute a percentage of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company’s contributions over a six-year vesting period. Costs related to the Company’s defined contribution plan totaled approximately $7,049,000, $4,735,000 and $3,221,000 in 2018, 2017 and 2016, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of earnings. As of December 31, 2018 and 2017, the profit sharing plan’s assets included First Financial Bankshares, Inc. common stock valued at approximately $68,855,000 and $55,796,000, respectively.

In 2004, after freezing our pension plan, we added a safe harbor match to the 401(k) plan. We match a maximum of 4% on employee deferrals of 5% of their employee compensation. Total expense for this matching in 2018, 2017 and 2016 was $2,588,000, $2,392,000 and $2,331,000, respectively, and is included in salaries and employee benefits in the statements of earnings.

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

15. DIVIDENDS FROM SUBSIDIARIES:

At December 31, 2018, approximately $233,956,000 was available for the declaration of dividends by the Company’s subsidiaries without the prior approval of regulatory agencies.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

16. REGULATORY MATTERS:

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

As of December 31, 2018 and 2017, we had a total risk-based capital ratio of 20.61% and 19.85%, a Tier 1 capital to risk-weighted assets ratio of 19.47% and 18.66%; a common equity Tier 1 capital to risk-weighted assets ratio of 19.47% and 18.66%, and a Tier 1 leverage ratio of 11.85% and 11.09%, respectively. The regulatory capital ratios as of December 31, 2018 and 2017 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

As of December 31, 2018 and 2017, the regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required Under Basel III Phase-In		Minimum Capital Required-Basel III Fully Phased-In		Required to be Considered Well- Capitalized
As of December 31, 2018:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$940,026	20.61%	$450,459	9.875%	$478,969	10.50%	—	N/A
First Financial Bank, N.A	$824,428	18.12%	$449,350	9.875%	$477,790	10.50%	$455,038	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$888,015	19.47%	$359,226	7.875%	$387,737	8.50%	—	N/A
First Financial Bank, N.A	$772,417	16.97%	$358,342	7.875%	$386,782	8.50%	$364,030	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$888,015	19.47%	$290,802	6.375%	$319,312	7.00%	—	N/A
First Financial Bank, N.A	$772,417	16.97%	$290,087	6.375%	$318,526	7.00%	$295,775	6.50%
Leverage Ratio:
Consolidated	$888,015	11.85%	$299,682	4.00%	$299,682	4.00%	—	N/A
First Financial Bank, N.A	$772,417	10.35%	$298,576	4.00%	$298,576	4.00%	$373,220	5.00%

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

	Actual		Minimum Capital Required Under Basel III Phase-In		Minimum Capital Required-Basel III Fully Phased-In		Required to be Considered Well- Capitalized
As of December 31, 2017:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$814,634	19.85%	$379,578	9.250%	$430,872	10.50%	—	N/A
First Financial Bank, N.A	$723,563	17.68%	$378,614	9.250%	$429,777	10.50%	$409,312	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$765,882	18.66%	$297,507	7.250%	$348,801	8.50%	—	N/A
First Financial Bank, N.A	$674,811	16.49%	$296,751	7.250%	$347,915	8.50%	$327,450	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$765,882	18.66%	$235,954	5.750%	$287,248	7.00%	—	N/A
First Financial Bank, N.A	$674,811	16.49%	$235,354	5.750%	$286,518	7.00%	$266,053	6.50%
Leverage Ratio:
Consolidated	$765,882	11.09%	$276,296	4.000%	$276,296	4.00%	—	N/A
First Financial Bank, N.A	$674,811	9.80%	$275,320	4.000%	$275,320	4.00%	$344,151	5.00%

We have performed a preliminary assessment using the regulatory capital estimation tool made available by the OCC and believe the Company and Bank are prepared to meet the new requirements upon full adoption of Basel III that will be effective in 2019.

In connection with the adoption of the Basel III regulatory capital framework, our subsidiary bank made the election to continue to exclude most accumulated other comprehensive income (“AOCI”) from capital in connection with its March 31, 2015 quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

In connection with the First Financial Trust & Asset Management Company, National Association’s (the “Trust Company”) application to obtain our trust charter, the Trust Company is required to maintain tangible net assets of $2,000,000 at all times. As of December 31, 2018, our Trust Company had tangible net assets totaling $22,503,000.

Our subsidiary bank may be required at times to maintain reserve balances with the Federal Reserve Bank. At December 31, 2018 and 2017, the subsidiary bank’s reserve balances were $11,372,000 and $11,504,000, respectively.

17. STOCK OPTION PLAN AND RESTRICTED STOCK PLAN:

The Company has an incentive stock plan to provide for the granting of options to employees of the Company at prices not less than market at the date of grant. At December 31, 2018, the Company had allocated 3,003,000 shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years from date of grant at a rate of 20% each year cumulatively during the 10-year term of the option. Shares are issued under the stock option plan from available authorized shares. An analysis of stock option activity for the year ended December 31, 2018 is presented in the table and narrative below:

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

	Shares	Weighted- Average Ex. Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding, beginning of year	1,325,965	$33.01
Granted	—	—
Exercised	(173,822)	22.23
Cancelled	(66,600)	36.25

Outstanding, end of year	1,085,543	34.54	6.55	$25,135

Exercisable at end of year	407,463	$27.41	4.65	$12,337

The options outstanding at December 31, 2018 had exercise prices ranging between $16.78 and $42.35. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The following table summarizes information concerning outstanding and vested stock options as of December 31, 2018:

Exercise Price	Number Outstanding	Remaining Contracted Life (Years)	Number Vested
$16.78	29,823	0.4	29,823
15.73	90,265	2.8	90,265
30.85	211,355	4.8	161,135
33.89	341,250	6.8	126,240
$42.35	412,850	8.5	—

The fair value of the options granted during 2017 was estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 1.89%; expected dividend yield of 1.79%; expected life of 6.24 years; and expected volatility of 26.51%.

The weighted-average grant-date fair value of options granted during 2017 was $9.90. There were no grants during 2018 and 2016. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016, was $5,476,000, $3,082,000 and $1,226,000, respectively.

As of December 31, 2018, there was $3,522,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.89 years. The total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was $888,000, $1,246,000 and $592,000.

The aggregate intrinsic value of vested stock options at December 31, 2018 totaled $11,170,000.

On April 28, 2015, shareholders of the Company approved a restricted stock plan for selected employees, officers, non-employee directors and consultants. At December 31, 2018, the Company had allocated 379,000 shares of stock for issuance under the plan.

On July 21, 2015, upon re-election of existing directors, 7,070 shares with a total value of $250,000 were granted to the ten non-employee directors and was expensed over the period from grant day to April 26, 2016, the Company’s next shareholders’ meeting at which the directors’ term expired. On April 26, 2016, upon re-election of existing directors, 7,660 shares with a total value of $250,000 were granted to the ten non-employee directors and was expensed over the period from grant day to April 25, 2017, the next scheduled annual shareholders’ meeting at which the directors’ current term expired. On April 25, 2017, upon re-election of existing directors, 14,650 restricted shares with a total value of $600,000 were granted to the ten non-employee directors and was expensed over the period from grant day to April 24, 2018, the Company’s next shareholders’ meeting at which the directors’ term expires. On April 24, 2018, upon re-election of nine of the existing directors, 10,710 restricted shares with a total value of $540,000 were granted to the nine non-employee directors and is being expensed over the period from grant day to April 23, 2019, the Company’s next shareholders’ meeting at which the directors’ term expires. The Company recorded director expense related to these restricted stock grants of $560,000, $483,000 and $278,000 for the year ended December 31, 2018, 2017, and 2016, respectively.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

On October 27, 2015, the Company granted 31,273 shares with a total value of $1,060,000 to certain officers that is being expensed over the vesting period of three years. On October 25, 2016, the Company granted 15,405 shares with a total value of $560,000 to certain officers that is being expensed over the vesting period of three years. On October 24, 2017, the Company granted 14,191 restricted shares with a total value of $655,000 to certain officers that is being expensed over the vesting period of one to three years. On October 23, 2018, the Company granted 26,021 restricted shares with a total value of $1,440,000 to certain officers that will be expensed over a three year vesting period. The Company recorded restricted stock expense for officers of $680,000, $562,000 and $381,000, respectively, for the year ended December 31, 2018, 2017 and 2016.

18. CONDENSED FINANCIAL INFORMATION—PARENT COMPANY:

Condensed Balance Sheets-December 31, 2018 and 2017

	2018	2017
ASSETS
Cash in subsidiary bank	$16,981	$14,272
Cash in unaffiliated banks	2	2
Interest-bearing deposits in subsidiary bank	84,279	64,195

Total cash and cash equivalents	101,262	78,469
Securities available-for-sale, at fair value	6,276	8,515
Investment in and advances to subsidiaries, at equity	959,352	847,445
Intangible assets	723	723
Other assets	2,647	2,654

Total assets	$1,070,260	$937,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total liabilities	$16,965	$15,038
Shareholders’ equity:
Common stock	678	663
Capital surplus	443,114	378,062
Retained earnings	606,658	517,257
Treasury stock	(7,507)	(7,148)
Deferred compensation	7,507	7,148
Accumulated other comprehensive earnings	2,845	26,786

Total shareholders’ equity	1,053,295	922,768

Total liabilities and shareholders’ equity	$1,070,260	$937,806

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Condensed Statements of Earnings-

For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Income:
Cash dividends from subsidiaries	$74,100	$30,800	$48,800
Excess of earnings over dividends of subsidiaries	82,323	92,929	58,809
Other	7,269	6,590	4,184

Total income	163,692	130,319	111,793

Expenses:
Salaries and employee benefits	9,966	8,606	5,655
Other operating expenses	4,781	3,871	3,531

Total expense	14,747	12,477	9,186

Earnings before income taxes	148,945	117,842	102,607
Income tax benefit	1,693	2,529	2,167

Net earnings	$150,638	$120,371	$104,774

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Condensed Statements of Cash Flows-

For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Cash flows from operating activities:
Net earnings	$150,638	$120,371	$104,774
Adjustments to reconcile net earnings to net cash provided by operating activities:
Excess of earnings over dividends of subsidiary bank	(82,323)	(92,929)	(58,809)
Depreciation and amortization, net	331	207	208
Decrease (increase) in other assets	560	438	1,702
Increase (decrease) in other liabilities	1,932	183	(1,374)
Other	(2)	2	8

Net cash provided by operating activities	71,136	28,272	46,509

Cash flows from investing activities:
Cash received in connection with acquisition of banks	—	—	—
Maturity of available-for-sale security	2,000	2,997	—
Purchases of bank premises and equipment and software	(346)	(30)	(94)
Other	—	—	10

Net cash provided by (used in) investing activities	1,654	2,967	(84)

Cash flows from financing activities:
Proceeds of stock issuances	3,864	2,934	1,260
Cash dividends paid	(53,861)	(48,955)	(44,907)

Net cash used in financing activities	(49,997)	(46,021)	(43,647)

Net increase (decrease) in cash and cash equivalents	22,793	(14,782)	2,778
Cash and cash equivalents, beginning of year	78,469	93,251	90,473

Cash and cash equivalents, end of year	$101,262	$78,469	$93,251

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

19. CASH FLOW INFORMATION:

Supplemental information on cash flows and noncash transactions is as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Supplemental cash flow information:
Interest paid	$18,709	$9,316	$5,465
Federal income taxes paid	26,578	29,695	28,348
Schedule of noncash investing and financing activities:
Assets acquired through foreclosure	126	2,211	2,269
Investment securities purchased but not settled	—	—	12,381
Restricted stock grant to officers and directors	1,609	1,139	810

20. ACQUISITION

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

December 31, 2018, 2017 and 2016

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