Form 10-Q
period 2019-03-31
FIRST FINANCIAL BANKSHARES INC
filed 2019-04-30
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2019
Common Stock, $0.01 par value per share	135,702,134 (see note 2)

TABLE OF

CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company” or “we”) at March 31, 2019 and 2018 and December 31, 2018, and the consolidated statements of earnings, comprehensive earnings, shareholders’ equity and cash flows for the three months ended March 31, 2019 and 2018, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,		December 31,
	2019	2018	2018
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$176,278	$130,979	$207,835
FEDERAL FUNDS SOLD	12,825	—	—
INTEREST-BEARING DEPOSITS IN BANKS	197,758	67,060	40,812

Total cash and cash equivalents	386,861	198,039	248,647
INTEREST-BEARING TIME DEPOSITS IN BANKS	1,458	1,458	1,458
SECURITIES AVAILABLE-FOR-SALE, at fair value	3,212,812	3,276,193	3,158,777
LOANS:
Held for investment	3,989,160	3,730,051	3,953,636
Less – allowance for loan losses	(51,585)	(49,499)	(51,202)

Net loans held for investment	3,937,575	3,680,552	3,902,434
Held for sale ($12,007 at fair value at March 31, 2019; none at March 31, 2018; and $19,185 at December 31, 2018)	14,446	17,030	21,672

Net loans	3,952,021	3,697,582	3,924,106
BANK PREMISES AND EQUIPMENT, net	135,321	126,446	133,421
INTANGIBLE ASSETS	174,415	175,569	174,683
OTHER ASSETS	83,007	92,162	90,762

Total assets	$7,945,895	$7,567,449	$7,731,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$2,165,745	$2,111,116	$2,116,107
INTEREST-BEARING DEPOSITS	4,184,996	4,079,647	4,064,282

Total deposits	6,350,741	6,190,763	6,180,389
DIVIDENDS PAYABLE	14,244	12,589	14,227
BORROWINGS	382,711	372,155	468,706
OTHER LIABILITIES	90,677	22,128	15,237

Total liabilities	6,838,373	6,597,635	6,678,559

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock – ($0.01 par value, authorized 200,000,000 shares;
135,680,420, 67,612,760 and 67,753,133 shares issued at March 31, 2019 and 2018 and December 31, 2018, respectively)	1,356	676	678
Capital surplus	445,672	437,868	443,114
Retained earnings	629,988	533,427	606,658
Treasury stock (shares at cost: 928,678, 493,994 and 467,811 at March 31, 2019 and 2018, and December 31, 2018, respectively)	(7,660)	(7,291)	(7,507)
Deferred compensation	7,660	7,291	7,507
Accumulated other comprehensive earnings (loss)	30,506	(2,157)	2,845

Total shareholders’ equity	1,107,522	969,814	1,053,295

Total liabilities and shareholders’ equity	$7,945,895	$7,567,449	$7,731,854

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS – (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
INTEREST INCOME:
Interest and fees on loans	$53,232	$46,746
Interest on investment securities:
Taxable	13,289	11,354
Exempt from federal income tax	9,763	10,341
Interest on federal funds sold and interest-bearing deposits in banks	617	641

Total interest income	76,901	69,082

INTEREST EXPENSE:
Interest on deposits	6,661	3,519
Other	726	114

Total interest expense	7,387	3,633

Net interest income	69,514	65,449

PROVISION FOR LOAN LOSSES	965	1,310

Net interest income after provision for loan losses	68,549	64,139

NONINTEREST INCOME:
Trust fees	6,979	6,904
Service charges on deposit accounts	5,176	4,884
ATM, interchange and credit card fees	6,840	6,996
Real estate mortgage operations	3,474	2,933
Net gain on sale of available-for-sale securities (includes $0 and $1,221 for the three months ended March 31, 2019 and 2018, respectively, related to accumulated other comprehensive earnings reclassifications)	—	1,221
Net gain on sale of foreclosed assets	69	99
Net (loss) gain on sale of assets	—	(91)
Interest on loan recoveries	338	119
Other	1,561	1,358

Total noninterest income	24,437	24,423

NONINTEREST EXPENSE:
Salaries and employee benefits	27,424	26,203
Net occupancy expense	2,763	2,883
Equipment expense	3,127	3,516
FDIC insurance premiums	538	566
ATM, interchange and credit card expenses	2,383	2,143
Professional and service fees	1,832	2,413
Printing, stationery and supplies	366	486
Operational and other losses	266	566
Software amortization and expense	923	524
Amortization of intangible assets	269	387
Other	7,476	8,111

Total noninterest expense	47,367	47,798

EARNINGS BEFORE INCOME TAXES	45,619	40,764
INCOME TAX EXPENSE (includes $0 and $256 for the three months ended March 31, 2019 and 2018, respectively, related to income tax expense reclassification)	7,367	6,245

NET EARNINGS	$38,252	$34,519

EARNINGS PER SHARE, BASIC	$0.28	$0.26

EARNINGS PER SHARE, ASSUMING DILUTION	$0.28	$0.25

DIVIDENDS PER SHARE	$0.11	$0.10

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS – (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
NET EARNINGS	$38,252	$34,519
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain on investment securities available-for-sale, before income taxes	35,014	(42,706)
Reclassification adjustment for realized gains on investment securities included in net earnings, before income taxes	—	(1,221)

Total other items of comprehensive earnings (loss)	35,014	(43,927)
Income tax benefit (expense) related to other items of comprehensive earnings	(7,353)	9,225
Reclassification of certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act to retained earnings	—	5,759

COMPREHENSIVE EARNINGS	$65,913	$5,576

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity
Balances at December 31, 2017	66,260,444	$663	$378,062	$517,257	(495,964)	$(7,148)	$7,148	$26,786	$922,768
Net earnings (unaudited)	—	—	—	34,519	—	—	—	—	34,519
Stock option exercises (unaudited)	62,945	—	1,355	—	—	—	—	—	1,355
Cash dividends declared, $0.10 per share (unaudited)	—	—	—	(12,590)	—	—	—	—	(12,590)
Stock issued in acquisition of Commercial Bancshares, Inc.	1,289,371	13	58,074	—	—	—	—	—	58,087
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(34,702)	(34,702)
Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	— 1,970	(143)	143	—	—
Stock option expense (unaudited)	—	—	377	—	—	—	—	—	377
Reclassification of certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act to retained earnings	—	—	—	(5,759)	—	—	—	5,759	—

Balances at March 31, 2018 (unaudited)	67,612,760	$676	$437,868	$533,427	(493,994)	$(7,291)	$7,291	$(2,157)	$969,814

Balances at December 31, 2018	67,753,133	$678	$443,114	$606,658	(467,811)	$(7,507)	$7,507	$2,845	$1,053,295
Net earnings (unaudited)	—	—	—	38,252	—	—	—	—	38,252
Stock option exercises (unaudited)	87,077	—	2,246	—	—	—	—	—	2,246
Cash dividends declared, $0.11 per share (unaudited)	—	—	—	(14,244)	—	—	—	—	(14,244)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	27,661	27,661
Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	3,472	(153)	153	—	—
Stock option expense (unaudited)	—	—	312	—	—	—	—	—	312
Two-for-one stock spllit in the form of a 100% stock dividend (unaudited)	67,840,210	678		(678)	(464,339)	—	—	—	—

Balances at March 31, 2019 (unaudited)	135,680,420	$1,356	$445,672	$629,988	(928,678)	$(7,660)	$7,660	$30,506	$1,107,522

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$38,252	$34,519
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,982	3,178
Provision for loan losses	965	1,310
Securities premium amortization (discount accretion), net	6,132	7,185
Gain (loss) on sale of assets, net	83	(1,229)
Deferred federal income tax benefit	—	261
Change in loans held-for-sale	6,953	(1,901)
Change in other assets	7,927	(4,462)
Change in other liabilities	8,972	6,269

Total adjustments	34,014	10,611

Net cash provided by operating activities	72,266	45,130

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition of Commercial Bancshares, Inc.	—	18,653
Activity in available-for-sale securities:
Sales	231	91,445
Maturities	106,188	107,980
Purchases	(72,142)	(373,547)
Net decrease (increase) in loans	(36,070)	21,753
Purchases of bank premises and equipment and other assets	(4,700)	(1,808)
Proceeds from sale of bank premises and equipment and other assets	65	266

Net cash used in investing activities	(6,428)	(135,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	49,638	(92,574)
Net increase (decrease) in interest-bearing deposits	120,714	(21,526)
Net increase (decrease) in borrowings	(85,995)	41,155
Common stock transactions:
Proceeds from stock issuances	2,246	1,355
Dividends paid	(14,227)	(12,590)

Net cash provided by (used in) financing activities	72,376	(84,180)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	138,214	(174,308)
CASH AND CASH EQUIVALENTS, beginning of period	248,647	372,347

CASH AND CASH EQUIVALENTS, end of period	$386,861	$198,039

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$7,220	$3,635
Transfer of loans and bank premises to other real estate	237	126
Investment securities purchased but not settled	59,397	—

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

Through our subsidiary bank, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of March 31, 2019, we had 73 financial centers across Texas, with eleven locations in Abilene, three locations in Weatherford, two locations in Cleburne, Conroe, San Angelo, Stephenville and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Cut and Shoot, Decatur, Eastland, El Campo, Fort Worth, Fulshear, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Kingwood, Magnolia, Mauriceville, Merkel, Midlothian, Mineral Wells, Montgomery, Moran, New Waverly, Newton, Odessa, Orange, Palacios, Port Arthur, Ranger, Rising Star, Roby, Southlake, Spring, Sweetwater, Tomball, Trent, Trophy Club, Vidor, Waxahachie, Willis and Willow Park, all in Texas. Our trust subsidiary has eight locations which are located in Abilene, Fort Worth, Houston, Odessa, Beaumont, San Angelo, Stephenville and Sweetwater.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2018. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the year ending December 31, 2019, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the financial statement date. Actual results could vary. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under U.S. Securities and Exchange Commission (“SEC”) rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

Goodwill and other intangible assets are evaluated annually for impairment as of the end of the second quarter. No such impairment has been noted in connection with the current or any prior evaluations.

Note 2 – Stock Split and Stock Repurchase

On April 23, 2019, the Company’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend effective for shareholders of record on May 15, 2019 to be distributed on June 3, 2019. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares to be issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock on the consolidated financial statements as of and for the three months ended March 31, 2019.

On July 25, 2017, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 common shares through September 30, 2020. The shares buyback plan authorizes management to repurchase the shares at such time as repurchases are considered beneficial to shareholders. Any repurchase of shares will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through March 31, 2019, no shares were repurchased under this authorization.

Note 3 – Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three months ended March 31, 2019 and 2018, the Company assumes that all dilutive outstanding options to purchase common shares have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of these outstanding options and the restricted shares is reflected by application of the treasury stock method, whereby the proceeds from exercised options and restricted shares are assumed to be used to purchase common shares at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended March 31, 2019 and 2018 were 135,494,254 and 135,054,020 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended March 31, 2019 and 2018 were 136,286,862 and 135,599,090 shares, respectively. For the three months ended March 31, 2019 and 2018, there were no stock options that were anti-dilutive that have been excluded from the EPS calculation.

Note 4 – Interest-bearing Time Deposits in Banks and Securities

Interest-bearing time deposits in banks totaled $1,458,000 at March 31, 2019 and 2018 and December 31, 2018, respectively, and at March 31, 2019 have original maturities within twelve months.

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

Effective January 1, 2018, in accordance with ASU 2016-01 (see note 13), increases or decreases in the fair value of equity securities are recorded in earnings. Prior to January 1, 2018, such increases or decreases were recorded similar to increases or decreases in debt securities.

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

When the fair value of a debt security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exists. Available-for-sale and held-to-maturity debt securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (i) whether we have the intent to sell our debt securities prior to recovery and/or maturity, (ii) whether it is more likely than not that we will have to sell our debt securities prior to recovery and/or maturity, (iii) the length of time and extent to which the fair value has been less than amortized cost, and (iv) the financial condition of the issuer. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the debt security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.

The Company’s investment portfolio consists of U.S. Treasury securities, obligations of U.S. government sponsored enterprises and agencies, obligations of state and political subdivisions, mortgage pass-through securities, corporate bonds and general obligation or revenue based municipal bonds. Pricing for such securities is generally readily available and transparent in the market. The Company utilizes independent third-party pricing services to value its investment securities, which the Company reviews as well as the underlying pricing methodologies for reasonableness and to ensure such prices are aligned with pricing matrices. The Company validates prices supplied by the independent pricing services by comparison to prices obtained from other third-party sources on a quarterly basis.

A summary of the Company’s available-for-sale securities follows (in thousands):

	March 31, 2019
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Treasury securities	$9,977	$14	$—	$9,991
Obligations of states and political subdivisions	1,196,111	44,155	(536)	1,239,730
Corporate bonds and other	4,874	—	(15)	4,859
Residential mortgage-backed securities	1,519,004	8,506	(11,222)	1,516,288
Commercial mortgage-backed securities	442,569	1,771	(2,396)	441,944

Total securities available-for-sale	$3,172,535	$54,446	$(14,169)	$3,212,812

	March 31, 2018
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises and agencies	$50,467	$—	$(252)	$50,215
Obligations of states and political subdivisions	1,289,886	33,014	(2,767)	1,320,133
Corporate bonds and other	9,382	—	(55)	9,327
Residential mortgage-backed securities	1,449,482	2,912	(24,622)	1,427,772
Commercial mortgage-backed securities	476,060	235	(7,549)	468,746

Total securities available-for-sale	$3,275,277	$36,161	$(35,245)	$3,276,193

	December 31, 2018
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Treasury securities	$9,970	$—	$(8)	$9,962
Obligations of U.S. government sponsored enterprises and agencies	301	—	—	301
Obligations of states and political subdivisions	1,229,828	30,013	(1,970)	1,257,871
Corporate bonds and other	4,875	—	(77)	4,798
Residential mortgage-backed securities	1,472,228	3,928	(21,611)	1,454,545
Commercial mortgage-backed securities	436,366	670	(5,736)	431,300

Total securities available-for-sale	$3,153,568	$34,611	$(29,402)	$3,158,777

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at March 31, 2019 were computed by using scheduled amortization of balances and historical prepayment rates. At March 31, 2019 and 2018, and December 31, 2018, the Company did not hold CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of available-for-sale securities at March 31, 2019, by contractual and expected maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value
Due within one year	$176,257	$177,722
Due after one year through five years	554,136	575,051
Due after five years through ten years	478,849	499,689
Due after ten years	1,720	2,118
Mortgage-backed securities	1,961,573	1,958,232

Total	$3,172,535	$3,212,812

The following tables disclose the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
March 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$2,807	$13	$48,068	$523	$50,875	$536
Corporate bonds and other	—	—	4,873	15	4,873	15
Residential mortgage-backed securities	2,473	17	854,482	11,205	856,955	11,222
Commercial mortgage-backed securities	—	—	303,637	2,396	303,637	2,396

Total	$5,280	$30	$1,211,060	$14,139	$1,216,340	$14,169

	Less than 12 Months		12 Months or Longer		Total
March 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. government sponsored enterprises and agencies	$50,215	$252	$—	$—	$50,215	$252
Obligations of states and political subdivisions	156,791	1,103	43,335	1,664	200,126	2,767
Corporate bonds and other	9,135	51	235	4	9,370	55
Residential mortgage-backed securities	963,962	16,825	224,777	7,797	1,188,739	24,622
Commercial mortgage-backed securities	319,062	6,056	89,801	1,493	408,863	7,549

Total	$1,499,165	$24,287	$358,148	$10,958	$1,857,313	$35,245

	Less than 12 Months		12 Months or Longer		Total
December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$9,962	$8	$—	$—	$9,962	$8
Obligations of U.S. government sponsored enterprises and agencies	—	—	301	—	301	—
Obligations of state and political subdivisions	27,489	107	114,461	1,863	141,950	1,970
Corporate bonds and other	4,348	68	450	9	4,798	77
Residential mortgage-backed securities	119,584	483	922,289	21,128	1,041,873	21,611
Commercial mortgage-backed securities	1,994	5	343,015	5,731	345,009	5,736

Total	$163,377	$671	$1,380,516	$28,731	$1,543,893	$29,402

The number of investments in an unrealized loss position totaled 245 at March 31, 2019. We do not believe these unrealized losses are “other-than-temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making this determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at March 31, 2019 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At March 31, 2019, 84.98% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 33.90% are guaranteed by the Texas Permanent School Fund.

At March 31, 2019, $2,119,995,000 of the Company’s securities were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During the quarters ended March 31, 2019 and 2018, sales of investment securities that were classified as available-for-sale totaled $231,000 and $91,445,000, respectively. Gross realized gains from security sales during the first quarter of 2019 and 2018 totaled $4,000 and $1,242,000, respectively. Gross realized losses from security sales during the first quarter of 2019 and 2018 totaled $4,000 and $21,000, respectively.

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

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral less cost to sell. Other loan impairments for non-collateral dependent loans are measured based on the present value of expected future cash flows or the loan’s observable market price. At March 31, 2019 and 2018 and December 31, 2018, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral less cost to sell.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. For all impaired loans, including the Company’s troubled debt restructurings, the Company performs a periodic, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment to assess the likelihood that all principal and interest payments required under the terms of the agreement will be collected in full. When doubt exists about the ultimate collectability of principal and interest, the troubled debt restructuring remains on non-accrual status and payments received are applied to reduce principal to the extent necessary to eliminate such doubt. This determination of accrual status is judgmental and is based on facts and circumstances related to each troubled debt restructuring. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral, modified loan terms and cash flow. As of March 31, 2019 and 2018 and December 31, 2018, substantially all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

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

Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their acquisition fair value, which includes a credit component at the acquisition date, was based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the discounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on nonaccrual. Subsequent to the acquisition date, increases in expected cash flows will generally result in a recovery of any previously recorded allowance for loan loss, to the extent applicable, and/or a reclassification from the nonaccretable difference to accretable yield, which will be recognized prospectively. Decreases in expected cash flows subsequent to acquisition are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at March 31, 2019 and 2018 and December 31, 2018 were $859,000, $3,201,000 and $827,000, respectively, compared to a contractual balance of $1,196,000, $4,129,000 and $1,157,000, respectively. Other purchased credit impaired loan disclosures were omitted due to immateriality.

Loans held-for-investment by class of financing receivables are as follows (in thousands):

	March 31,		December 31,
	2019	2018	2018
Commercial	$826,886	$734,156	$844,953
Agricultural	91,336	95,958	96,677
Real estate	2,684,207	2,502,904	2,639,346
Consumer	386,731	397,033	372,660

Total loans held-for-investment	$3,989,160	$3,730,051	$3,953,636

The Company’s non-accrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	March 31,		December 31,
	2019	2018	2018
Non-accrual loans*	$28,508	$22,752	$27,534
Loans still accruing and past due 90 days or more	97	327	1,008
Troubled debt restructured loans**	472	514	513

Total	$29,077	$23,593	$29,055

*	Includes $859,000, $3,201,000 and $827,000 of purchased credit impaired loans as of March 31, 2019 and 2018, and December 31, 2018, respectively.
**

Troubled debt restructured loans of $4,566,000, $4,608,000 and $3,840,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at March 31, 2019 and 2018, and December 31, 2018, respectively.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

March 31, 2019		March 31, 2018		December 31, 2018
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$28,508	$4,472	$22,752	$4,365	$27,534	$4,069

The Company had $29,724,000, $24,869,000 and $29,632,000 in non-accrual, past due 90 days or more and still accruing, restructured loans and foreclosed assets at March 31, 2019 and 2018, and December 31, 2018, respectively. Non-accrual loans at March 31, 2019 and 2018, and December 31, 2018, consisted of the following by class of financing receivables (in thousands):

	March 31,		December 31,
	2019	2018	2018
Commercial	$8,897	$5,351	$9,334
Agricultural	831	143	759
Real estate	18,254	16,161	16,714
Consumer	526	1,097	727

Total	$28,508	$22,752	$27,534

No significant additional funds are committed to be advanced in connection with impaired loans as of March 31, 2019.

The Company’s impaired loans and related allowance are summarized in the following tables by class of financing receivables (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

March 31, 2019	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three- Month Average Recorded Investment
Commercial	$10,227	$6,129	$2,768	$8,897	$1,184	$9,292
Agricultural	892	179	652	831	130	859
Real Estate	26,528	6,444	11,810	18,254	2,901	19,268
Consumer	689	27	499	526	257	577

Total	$38,336	$12,779	$15,729	$28,508	$4,472	$29,996

*	Includes $859,000 of purchased credit impaired loans.

March 31, 2018	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three- Month Average Recorded Investment
Commercial	$7,360	$1,754	$3,597	$5,351	$1,306	$5,725
Agricultural	159	12	131	143	30	146
Real Estate	20,168	3,799	12,362	16,161	2,580	16,751
Consumer	1,292	117	980	1,097	449	1,149

Total	$28,979	$5,682	$17,070	$22,752	$4,365	$23,771

*	Includes $3,201,000 of purchased credit impaired loans.

December 31, 2018	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	12 Month Average Recorded Investment
Commercial	$10,808	$6,728	$2,606	$9,334	$1,133	$7,986
Agricultural	799	213	546	759	170	842
Real Estate	24,072	6,699	10,015	16,714	2,409	16,042
Consumer	935	101	626	727	357	914

Total	$36,614	$13,741	$13,793	$27,534	$4,069	$25,784

*	Includes $827,000 of purchased credit impaired loans.

The Company recognized interest income on impaired loans prior to being recognized as impaired of approximately $948,000 during the year ended December 31, 2018. Such amounts for the three-month period ended March 31, 2019 and 2018 were not significant.

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

The following summarizes the Company’s internal ratings of its loans held-for-investment by class of financing receivables and portfolio segments, which are the same (in thousands):

March 31, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$787,651	$23,182	$16,053	$—	$826,886
Agricultural	87,151	20	4,165	—	91,336
Real Estate	2,611,139	21,827	51,241	—	2,684,207
Consumer	384,786	246	1,699	—	386,731

Total	$3,870,727	$45,275	$73,158	$—	$3,989,160

March 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$705,251	$9,401	$19,504	$—	$734,156
Agricultural	90,975	1,755	3,228	—	95,958
Real Estate	2,415,458	28,638	58,808	—	2,502,904
Consumer	394,312	285	2,436	—	397,033

Total	$3,605,996	$40,079	$83,976	$—	$3,730,051

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$804,584	$23,392	$16,977	$—	$844,953
Agricultural	92,864	46	3,767	—	96,677
Real Estate	2,559,379	26,626	53,341	—	2,639,346
Consumer	370,510	315	1,835	—	372,660

Total	$3,827,337	$50,379	$75,920	$—	$3,953,636

The Company’s past due loans are as follows (in thousands):

March 31, 2019	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$4,123	$239	$885	$5,247	$821,639	$826,886	$63
Agricultural	323	17	—	340	90,996	91,336	—
Real Estate	15,649	671	1,541	17,861	2,666,346	2,684,207	8
Consumer	1,003	96	26	1,125	385,606	386,731	26

Total	$21,098	$1,023	$2,452	$24,573	$3,964,587	$3,989,160	$97

March 31, 2018	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$4,639	$760	$1,066	$6,465	$727,691	$734,156	$204
Agricultural	332	—	—	332	95,626	95,958	—
Real Estate	16,037	544	748	17,329	2,485,575	2,502,904	76
Consumer	824	221	161	1,206	395,827	397,033	47

Total	$21,832	$1,525	$1,975	$25,332	$3,704,719	$3,730,051	$327

December 31, 2018	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$3,546	$682	$677	$4,905	$840,048	$844,953	$—
Agricultural	791	19	26	836	95,841	96,677	—
Real Estate	13,185	881	2,020	16,086	2,623,260	2,639,346	960
Consumer	782	263	54	1,099	371,561	372,660	48

Total	$18,304	$1,845	$2,777	$22,926	$3,930,710	$3,953,636	$1,008

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The following table details the allowance for loan losses by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at March 31, 2019 and 2018, and December 31, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,184	$130	$2,901	$257	$4,472
Loans collectively evaluated for impairment	11,291	1,300	28,986	5,536	47,113

Total	$12,475	$1,430	$31,887	$5,793	$51,585

March 31, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,306	$30	$2,580	$449	$4,365
Loans collectively evaluated for impairment	7,971	1,482	29,959	5,722	45,134

Total	$9,277	$1,512	$32,539	$6,171	$49,499

December 31, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,133	$170	$2,409	$357	$4,069
Loans collectively evaluated for impairment	10,815	1,276	29,933	5,109	47,133

Total	$11,948	$1,446	$32,342	$5,466	$51,202

Changes in the allowance for loan losses are summarized as follows by portfolio segment (in thousands):

Three months ended March 31, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$11,948	$1,446	$32,342	$5,466	$51,202
Provision for loan losses	196	(19)	397	391	965
Recoveries	649	3	89	141	882
Charge-offs	(318)	—	(941)	(205)	(1,464)

Ending balance	$12,475	$1,430	$31,887	$5,793	$51,585

Three months ended March 31, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$10,865	$1,305	$29,896	$6,090	$48,156
Provision for loan losses	(1,627)	203	2,434	300	1,310
Recoveries	158	4	242	100	504
Charge-offs	(119)	—	(33)	(319)	(471)

Ending balance	$9,277	$1,512	$32,539	$6,171	$49,499

The Company’s recorded investment in loans related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows (in thousands). Purchased credit impaired loans of $859,000, $3,201,000 and $827,000 at March 31, 2019 and 2018, and December 31, 2018, respectively, are included in loans individually evaluated for impairment.

March 31, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$8,897	$831	$18,254	$526	$28,508
Loans collectively evaluated for impairment	817,989	90,505	2,665,953	386,205	3,960,652

Total	$826,886	$91,336	$2,684,207	$386,731	$3,989,160

March 31, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$5,351	$143	$16,161	$1,097	$22,752
Loans collectively evaluated for impairment	728,805	95,815	2,486,743	395,936	3,707,299

Total	$734,156	$95,958	$2,502,904	$397,033	$3,730,051

December 31, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$9,334	$759	$16,714	$727	$27,534
Loan collectively evaluated for impairment	835,619	95,918	2,622,632	371,933	3,926,102

Total	$844,953	$96,677	$2,639,346	$372,660	$3,953,636

The Company’s loans that were modified and considered troubled debt restructurings are as follows (in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	1	$157	$157	—	$—	$—
Agricultural	8	367	367	1	4	4
Real Estate	4	649	649	2	363	363
Consumer	—	—	—	3	74	74

Total	13	$1,173	$1,173	6	$441	$441

The balances below provide information as to how the loans were modified as troubled debt restructured loans (in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$157	$—	$—	$—	$—
Agricultural	—	102	265	—	—	4
Real Estate	—	201	448	—	—	363
Consumer	—	—	—	—	—	74

Total	$—	$460	$713	$—	$—	$441

During the three months ended March 31, 2019 and 2018, no loans were modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or more or results in the foreclosure and repossession of the applicable collateral.

As of March 31, 2019, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (FHLB) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At March 31, 2019, $2,519,715,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At March 31, 2019, there were no advances or letters of credit outstanding under this line of credit.

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

Loans held for sale totaled $14,446,000, $17,030,000 and $21,672,000 at March 31, 2019 and 2018, and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, $2,439,000 and $2,487,000 are valued at the lower of cost or fair value, and the remaining amounts are valued under the fair value option. All of the amounts for March 31, 2018 were valued at the lower of cost or fair value. The change to the fair value option for loans held for sale was effective at June 30, 2018 and was done in conjunction with the Company’s move to mandatory delivery in the secondary market and the purchase of forward mortgage-backed securities to manage the changes in fair value (see note 7 for additional information).

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

The following table provides the outstanding notional balances and fair values of outstanding derivative positions (dollars in thousands):

March 31, 2019:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$60,679	$1,299	$—
Forward mortgage-backed securities trades	64,500	—	301

March 31, 2018:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$63,090	$500	$—

December 31, 2018:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$37,088	$765	$—
Forward mortgage-backed securities trades	45,500	—	403

Note 8 – Borrowings

Borrowings consisted of the following (dollars in thousands):

	March 31,		December 31,
	2019	2018	2018
Securities sold under agreements with customers to repurchase	$378,161	$358,210	$409,631
Federal funds purchased	4,550	13,945	4,075
Advances from Federal Home Loan Bank of Dallas	—	—	55,000

Total	$382,711	$372,155	$468,706

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

Note 9 – Income Taxes

Income tax expense was $7,367,000 for the first quarter of 2019 as compared to $6,245,000 for the same period in 2018. The Company’s effective tax rates on pretax income were 16.15% and 15.32% for the three months ended March 31, 2019 and 2018, respectively. The effective tax rates differ from the statutory federal tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and excess tax benefits related to our directors’ deferred compensation plan.

Note 10 – Stock Option Plan and Restricted Stock Plan

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. No options were granted in 2018 or through March 31, 2019.

The Company recorded stock option expense totaling $312,000 and $377,000 for the three-month periods ended March 31, 2019 and 2018, respectively. The additional disclosure requirements under authoritative accounting guidance have been omitted due to the amounts being insignificant.

On April 25, 2017, upon re-election of existing directors, 14,650 restricted shares with a total value of $600,000 were granted to the ten non-employee directors and were expensed over the period from the grant date to April 24, 2018, the date of the next annual shareholders’ meeting at which these directors’ term expired. On April 24, 2018, upon re-election of nine of the existing directors, 10,710 restricted shares with a total value of $540,000 were granted to these non-employee directors and were expensed over the period from grant date to April 23, 2019, the date of the next annual shareholders’ meeting at which each director’s term expired. The Company recorded director expense related to these restricted share grants of $135,000 and $150,000 for the three-month periods ended March 31, 2019 and 2018, respectively.

On April 23, 2019, upon re-election of nine of the existing directors and two new directors, 10,857 restricted shares with a total value of $660,000 were granted to these non-employee directors and will be expensed over the period from the grant date to April 28, 2020, the Company’s next annual shareholders’ meeting at which each director’s term expires.

On October 27, 2015, the Company granted 31,273 restricted shares with a total value of $1,060,000 to certain officers was being expensed over the vesting period of three years. On October 25, 2016, the Company granted 15,405 restricted stock shares with a total value of $560,000 to certain officers that is being expensed over the vesting period of three years. On October 24, 2017, the Company granted 14,191 restricted shares with a total value of $655,000 to certain officers that is being expensed over the vesting period of one to three years. On October 23, 2018, the Company granted 26,021 restricted shares with a total value of $1,440,000 to certain officers that will be expensed over a three-year vesting period. The Company recorded restricted stock expense for officers of $205,000 and $167,000, for the three-month periods ended March 31, 2019 and 2018, respectively.

Note 11 – Pension Plan

The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no new participants were added to the plan and no additional years of service were accrued to participants. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. As a result of its evaluation of its funding status, the Company made no contribution in 2018, and has not made a contribution through March 31, 2019.

In December 2018, due to the rising interest rate environment, the Company determined it was in the best interest of its shareholders to settle its pension obligation to its retiree group in payout, approximately 53% of the pension benefit obligation on that date, and recorded a loss on settlement totaling $1,546,000 for the year ended December 31, 2018. In 2019, the Company began steps to terminate and settle the remaining obligation in its pension plan. The projected plan termination date is June 30, 2019, following which date the Company is obligated to settle the Company’s remaining obligations of the plan upon receipt of regulatory approval. Final settlement of the Company’s remaining obligation under the plan is expected to be made in the first or second quarter of 2020, but is subject to regulatory approval and changes in interest rates so there is some uncertainty as to timing and the amount of funding required to complete final settlement.

In addition, the Company had a multiple employer pension plan related to its acquisition of Orange Savings Bank in 2013. This plan is also frozen. During the first quarter of 2019, the Company made a decision to remove this plan from the multiple employer plan and merge it into the Company’s existing pension plan. The Company recorded $900,000 in pension merger expense for the three months ended March 31, 2019 in connection with this merger of the Orange pension plan.

Net periodic benefit costs totaling $923,000 and $56,000 were recorded for the three months ended March 31, 2019 and 2018, respectively, which includes the Orange merger costs discussed above.

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

See notes 6 and 7 related to the determination of fair value for loans held-for-sale, IRLCs and forward mortgage-backed securities trades.

There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during the three months ended March 31, 2019 and 2018, and the year ended December 31, 2018.

The following table summarizes the Company’s available-for-sale securities which are measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

March 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$9,991	$—	$—	$9,991
Obligations of states and political subdivisions	—	1,239,730	—	1,239,730
Corporate bonds	—	456	—	456
Residential mortgage-backed securities	—	1,516,288	—	1,516,288
Commercial mortgage-backed securities	—	441,944	—	441,944
Other securities	4,403	—	—	4,403

Total	$14,394	$3,198,418	$—	$3,212,812

Loans held-for-sale	$—	$12,007	$—	$12,007

IRLCs	$—	$1,299	$—	$1,299

Forward mortgage-backed securities trades	$—	$301	$—	$301

March 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of U. S. government sponsored enterprises and agencies	$—	$50,215	$—	$50,215
Obligations of states and political subdivisions	—	1,320,133	—	1,320,133
Corporate bonds	—	4,971	—	4,971
Residential mortgage-backed securities	—	1,427,772	—	1,427,772
Commercial mortgage-backed securities	—	468,746	—	468,746
Other securities	4,356	—	—	4,356

Total	$4,356	$3,271,837	$—	$3,276,193

IRLCs	$—	$500	$—	$500

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$9,962	$—	$—	$9,962
Obligations of U. S. government sponsored enterprises and agencies	—	301	—	301
Obligations of states and political subdivisions	—	1,257,871	—	1,257,871
Corporate bonds	—	450	—	450
Residential mortgage-backed securities	—	1,454,545	—	1,454,545
Commercial mortgage-backed securities	—	431,300	—	431,300
Other securities	4,348	—	—	4,348

Total	$14,310	$3,144,467	$—	$3,158,777

Loans held-for-sale	$—	$19,185	$—	$19,185

IRLCs	$—	$765	$—	$765

Forward mortgage-backed securities trades	$—	$403	$—	$403

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at March 31, 2019:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral less selling costs if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data. At March 31, 2019, impaired loans with a carrying value of $15,729,000 were reduced by specific valuation reserves totaling $4,472,000 resulting in a net fair value of $11,257,000. The Company also had impaired loans of $12,779,000 with no specific valuation reserve at March 31, 2019, due to the loans carrying value generally being lower than the value of the collateral associated with the loan.

Loans Held-for-Sale – Loans held-for-sale are reported at the lower of cost or fair value. The Company originates conforming loans that are sold in the secondary market in which loan pricing is available. These loans are considered Level 2 of the fair value hierarchy. See note 6 related to the determination of fair value. At March 31, 2019, these loans were reported at $2,439,000 and had a fair value of $2,505,000.

IRLC’s and Forward Mortgage-Backed Securities Trades – IRLCs and forward mortgage-backed securities trades are reported at fair value (see note 7).

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three months ended March 31, 2019 and 2018 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no other real estate owned properties that were re-measured subsequent to their initial transfer to other real estate owned during the three months ended March 31, 2019 and 2018.

At March 31, 2019 and 2018, and December 31, 2018, other real estate owned totaled $612,000, $1,179,000 and $448,000, respectively.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance, were as follows (in thousands).

	March 31,				December 31,
	2019		2018		2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$176,278	$176,278	$130,979	$130,979	$207,835	$207,835	Level 1
Federal funds sold	12,825	12,825	—	—	—	—	Level 1
Interest-bearing deposits in banks	197,758	197,758	67,060	67,060	40,812	40,812	Level 1
Interest-bearing time deposits in banks	1,458	1,458	1,458	1,458	1,458	1,458	Level 2
Available-for-sale securities	3,212,812	3,212,812	3,276,193	3,276,193	3,158,777	3,158,777	Levels 1 and 2
Loans Held for investment	3,937,575	3,973,329	3,680,552	3,701,919	3,902,434	3,947,391	Level 3
Loans held for sale	14,446	14,512	17,030	17,068	21,672	21,779	Level 3
Accrued interest receivable	29,372	29,372	28,631	28,631	36,765	36,765	Level 2
Deposits with stated maturities	441,393	441,433	468,078	469,000	442,161	441,727	Level 2
Deposits with no stated maturities	5,909,348	5,909,348	5,722,685	5,722,685	5,738,228	5,738,228	Level 1
Borrowings	382,711	382,711	372,155	372,155	468,706	468,706	Level 2
Accrued interest payable	575	575	195	195	408	408	Level 2
IRLC’s	1,299	1,299	500	500	765	765	Level 2
Forward mortgage backed securities trades	301	301	—	—	403	403	Level 2

Note 13 – Recently Issued Authoritative Accounting Guidance

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 implemented a comprehensive new revenue recognition standard that supersedes substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity applies the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-4 “Revenue from Contracts with Customers – Deferral of the Effective Date” deferred the effective date of ASU 2014-09 by one year and as a result, the new standard became effective in the first quarter of 2018. The Company’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The adoption of the new standard in the first quarter of 2018 did not have a significant impact on the Company’s financial statements and no adjustment to opening retained earnings was recorded.

ASU 2016-01, ASU 2016-01 “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplified the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminated the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) required public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) required an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) required separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarified that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. ASU 2016-1 became effective for the Company on January 1, 2018 and did not have a significant impact on the Company’s financial statements.

ASU 2016-02, “Leases.” ASU 2016-02 amended current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. The amended guidance became effective in the first quarter of 2019 and required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company evaluated the provisions of the new lease standard and, due to the small dollar amounts and number of lease agreements, the effect for the Company on January 1, 2019 was not significant.

ASU 2016-13, “Financial Instruments – Credit Losses.” ASU 2016-13 implements a comprehensive change in estimating the allowances for loan losses from the current model of losses inherent in the loan portfolio to a current expected credit loss model that generally is expected to result in earlier recognition of allowances for losses. ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Additionally, available for sale debt securities may realize value either through collection of contractual cash flows or through sale of the security at fair value. ASU 2016-13 will be effective for the Company as of January 1, 2020. The Company has formed a working group comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others to assist in the implementation of ASU 2016-13. The Company is currently working through an implementation plan that includes assessment of processes, portfolio segmentation and model development. Additionally, the Company is working with a third-party vendor to assist with implementation and model development. The Company continues to evaluate the potential impact of ASU 2016-13 on the Company’s financial statements.

ASU 2017-04, “Intangibles – Goodwill and Other.” ASU 2017-04 will amend and simplify current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. ASU 2017-04 will be effective for the Company on January 1, 2020 and is not expected to have a significant impact on the Company’s financial statements.

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

ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU was effective for periods beginning after December 15, 2018 although early adoption was permitted. The Company early adopted ASU 2018-02 in the first quarter of 2018 and reclassified its stranded tax debit of $5,759,000 within accumulated other comprehensive income to retained earnings.

ASU 2018-13, “Fair Value Measurement (Topic 820)—Changes to the Disclosure Requirements for Fair Value Measurement” eliminates the requirements to disclose the amount and reason for transfers between Level 1 and Level 2 fair value methodology, the policy for the timing of transfers between levels and the valuation process for Level 3 fair value measurements. ASU 2018-13 requires the entity to disclose relevant quantitative information used to develop Level 3 fair value measurements. ASU 2018-13 will become effective for the Company on January 1, 2020 and is not expected to have a significant impact on the Company’s financial statements.

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

The following discussion and analysis of operations and financial condition should be read in conjunction with the financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as those included in the Company’s 2018 Annual Report on Form 10-K.

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

Stock Split

On April 23, 2019, the Company’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend effective for shareholders of record on May 15, 2019 to be distributed on June 3, 2019. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares to be issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock on the consolidated financial statements as of and for the three months ended March 31, 2019.

Developments

Acquisition

On October 12, 2017, we entered into an agreement and plan of reorganization to acquire Commercial Bancshares, Inc. and its wholly-owned bank subsidiary, Commercial State Bank, Kingwood, Texas. On January 1, 2018, the transaction closed. Pursuant to the agreement, we issued 1,289,371 shares of the Company’s common stock in exchange for all of the outstanding shares of Commercial Bancshares, Inc. In addition, in accordance with the plan of reorganization, Commercial Bancshares, Inc. paid a special dividend totaling $22.08 million to its shareholders prior to the closing of this transaction. At the closing, Kingwood Merger Sub., Inc., a wholly-owned subsidiary of the Company, merged into Commercial Bancshares Inc., with Commercial Bancshares, Inc. surviving as a wholly-owned subsidiary of the Company. Immediately following such merger, Commercial Bancshares, Inc. was merged into the Company and Commercial State Bank, Kingwood, Texas was merged into First Financial Bank, National Association, Abilene, Texas, a wholly owned subsidiary of the Company. The total purchase price exceeded the estimated fair value net of assets acquired by approximately $31.59 million and the Company recorded such excess as goodwill. The balance sheet and results of operations of Commercial Bancshares, Inc. have been included in the financial statements of the Company effective January 1, 2018. See note 14 to the consolidated financial statements on page 33 for additional information and disclosure.

Results of Operations

Performance Summary. Net earnings for the first quarter of 2019 were $38.25 million, up $3.73 million when compared with earnings of $34.52 million in the same quarter last year. Basic earnings per share were $0.28 for the first quarter of 2019 compared with $0.26 in the same quarter a year ago.

The return on average assets was 2.00% for the first quarter of 2019, as compared to 1.84% for the first quarter of 2018. The return on average equity was 14.51% for the first quarter of 2019 as compared to 14.74% for the first quarter of 2018.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $71.33 million for the first quarter of 2019, as compared to $67.92 million for the same period last year. The increase in 2019 compared to 2018 was largely attributable to the increase in interest earning assets. Average earning assets increased $135.78 million for the first quarter of 2019 over the same period in 2018. Average loans and taxable securities increased $224.55 million and $98.47 million, respectively, for the first quarter of 2019 over the same quarter of 2018. Average tax-exempt securities decreased $125.78 million for the first quarter of 2019 compared to the same period in 2018, primarily due to the Company’s gradual shift away from tax-exempt securities due to the change in corporate tax rate to 21% from 35%. Average interest-bearing liabilities increased $55.99 million for the first quarter of 2019, as compared to the same period in 2018. The yield on earning assets increased 33 basis points while the rate paid on interest-bearing liabilities increased 33 basis points for the first quarter of 2019 compared to the first quarter of 2018.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 – Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
	Change Attributable to		Total Change
	Volume	Rate
Short-term investments	$(236)	$215	$(21)
Taxable investment securities	612	1,323	1,935
Tax-exempt investment securities (1)	(1,168)	(112)	(1,280)
Loans (1) (2)	2,814	3,725	6,539

Interest income	2,022	5,151	7,173
Interest-bearing deposits	5	3,138	3,143
Short-term borrowings	16	597	613

Interest expense	21	3,735	3,756

Net interest income	$2,001	$1,416	$3,417

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(2)	Non-accrual loans are included in loans.

The net interest margin for the first quarter of 2019 was 4.00%, an increase of twelve basis points from the same period in 2018. We continue to experience downward pressures on our net interest margin in 2019 and 2018 primarily due to (i) the change in the income tax rate from 35% to 21% from the Tax Cuts and Jobs Act and its effect on our tax free municipal bonds and tax free loans and (ii) the result of the extended period of historically low levels of short-term interest rates, although rates did increase somewhat in the past 24 months. We have been able to somewhat mitigate the impact of lower short-term interest rates by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and minimizing rates paid on interest bearing liabilities. As rates have begun to increase, we are adjusting loan rates upon maturities and converting to variable rates when we are able. We have also begun increasing rates paid on our interest-bearing deposits. The Federal Reserve increased rates 100 basis points in 2018, 75 basis points in 2017 and 25 basis points in 2016 and 2015, however recent forward guidance from the Federal Reserve indicated no increases in 2019.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 – Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three Months Ended March 31,
	2019			2018
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$105,152	$619	2.39%	$166,614	$640	1.56%
Taxable investment securities (2)	1,924,863	13,289	2.76	1,826,391	11,354	2.49
Tax-exempt investment securities (2)(3)	1,226,457	11,279	3.68	1,352,235	12,559	3.72
Loans (3)(4)	3,973,108	53,534	5.46	3,748,561	46,995	5.08

Total earning assets	7,229,580	$78,721	4.42%	7,093,801	$71,548	4.09%
Cash and due from banks	187,546			191,759
Bank premises and equipment, net	134,198			127,282
Other assets	64,381			63,327
Goodwill and other intangible assets, net	174,530			164,306
Allowance for loan losses	(52,287)			(49,625)

Total assets	$7,737,948			$7,590,850

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$4,144,091	$6,662	0.65%	$4,139,324	$3,519	0.34%
Short-term borrowings	408,641	726	0.72%	357,414	113	0.13

Total interest-bearing liabilities	4,552,732	$7,388	0.66%	4,496,738	$3,632	0.33%
Noninterest-bearing deposits	2,082,719			2,111,983
Other liabilities	33,361			32,082

Total liabilities	6,668,812			6,640,803
Shareholders’ equity	1,069,136			950,047

Total liabilities and shareholders’ equity	$7,737,948			$7,590,850

Net interest income		$71,333			$67,916

Rate Analysis:
Interest income/earning assets			4.42%			4.09%
Interest expense/earning assets			(0.42)			(0.21)

Net interest margin			4.00%			3.88%

(1)	Short-term investments are comprised of Fed Funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(4)	Non-accrual loans are included in loans.

Noninterest Income. Noninterest income for the first quarter of 2019 increased to $24.44 million compared to $24.42 million in same period in 2018. Trust fees increased to $6.98 million in the first quarter of 2019 compared with $6.90 million in the same quarter last year, due to continued growth in the fair value of trust assets managed to $6.06 billion from $5.23 billion a year ago. Service charges on deposit accounts increased 5.98% to $5.18 million compared with $4.88 million in the same quarter last year primarily due to continued growth in net new accounts. Real estate mortgage fees increased in the first quarter of 2019 to $3.47 million compared with $2.93 million in the same quarter a year ago due to increased value of loans originated and additional income from the change to mandatory delivery related to sales in the secondary mortgage market (see notes 6 and 7 to the consolidated financial statements (unaudited) on pages 22 to 24). Offsetting these increases were decreases in gains on the sale of securities of $1.22 million compared to the same quarter in 2018.

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

Table 3 – Noninterest Income (in thousands):

	Three Months Ended March 31,
	2019	Increase (Decrease)	2018
Trust fees	$6,979	$75	$6,904
Service charges on deposit accounts	5,176	292	4,884
ATM, interchange and credit card fees	6,840	(156)	6,996
Real estate mortgage operations	3,474	541	2,933
Net gain on sale of available-for-sale securities	—	(1,221)	1,221
Net gain (loss) on sale of foreclosed assets	69	(30)	99
Net gain (loss) on sale of assets	—	91	(91)
Interest on loan recoveries	338	219	119
Other:
Check printing fees	40	(2)	42
Safe deposit rental fees	194	(9)	203
Credit life fees	194	97	97
Brokerage commissions	346	(74)	420
Miscellaneous income	787	191	596

Total other	1,561	203	1,358

Total Noninterest Income	$24,437	$14	$24,423

Noninterest Expense. Total noninterest expense for the first quarter of 2019 was $47.37 million, a decrease of $431 thousand compared to $47.80 million in the same period of 2018. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the first quarter of 2019 was 49.46% compared to 51.76% for the same period in 2018.

Salaries and employee benefits for the first quarter of 2019 totaled $27.42 million, an increase of $1.22 million compared to the same period in 2018. The increase was primarily driven by (i) annual merit-based pay increases that were effective March 1, 2019, (ii) an increase in our profit sharing expenses of $282 thousand over the same quarter in 2018 and (iii) the recognition of $900 thousand resulting from the Company’s continued efforts to terminate its frozen defined benefit pension plan. All other categories of noninterest expense for the first quarter of 2019 totaled $19.94 million, down from $21.59 million when compared to the same quarter in 2018, primarily related to the Company recording $1.55 million in the first quarter of 2018 related to contract termination and conversion costs associated with the Kingwood acquisition.

Table 4 – Noninterest Expense (in thousands):

	Three Months Ended March 31,
	2019	Increase (Decrease)	2018
Salaries	$19,676	$(48)	$19,724
Medical	2,495	74	2,421
Profit sharing	1,491	282	1,209
Loss from pension plan termination activities	900	900	—
Pension	23	(33)	56
401(k) match expense	725	49	676
Payroll taxes	1,597	24	1,573
Stock option and stock grant expense	517	(27)	544

Total salaries and employee benefits	27,424	1,221	26,203
Net occupancy expense	2,763	(120)	2,883
Equipment expense	3,127	(389)	3,516
FDIC assessment fees	538	(28)	566
ATM, interchange and credit card expense	2,383	240	2,143
Professional and service fees	1,832	(581)	2,413
Printing, stationery and supplies	366	(120)	486
Operational and other losses	266	(300)	566
Software amortization and expense	923	399	524
Amortization of intangible assets	269	(118)	387
Other:
Data processing fees	415	284	131
Postage	435	3	432
Advertising	884	18	866
Correspondent bank service charges	171	(19)	190
Telephone	959	18	941
Public relations and business development	764	55	709
Directors’ fees	457	—	457
Audit and accounting fees	417	6	411
Legal fees	297	(65)	362
Regulatory exam fees	291	(34)	325
Travel	339	(52)	391
Courier expense	200	(20)	220
Other real estate	10	(30)	40
Other miscellaneous expense	1,837	(799)	2,636

Total other	7,476	(635)	8,111

Total Noninterest Expense	$47,367	$(431)	$47,798

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for 1-4 family residences and commercial real estate. The structure of loans in the real estate mortgage area generally provides re-pricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of March 31, 2019, total loans held for investment were $3.99 billion, an increase of $35.52 million, as compared to December 31, 2018 balances. As compared to December 31, 2018, commercial loans decreased $18.07 million, agricultural loans decreased $5.34 million, real estate loans increased $44.86 million and consumer loans increased $14.07 million. Loans averaged $3.97 billion during the first quarter of 2019, an increase of $224.55 million from the prior year first quarter average balances.

Table 5 – Composition of Loans (in thousands):

	March 31,		December 31,
	2019	2018	2018
Commercial	$826,886	$734,156	$844,953
Agricultural	91,336	95,958	96,677
Real estate	2,684,207	2,502,904	2,639,346
Consumer	386,731	397,033	372,660

Total loans held-for-investment	$3,989,160	$3,730,051	$3,953,636

At March 31, 2019, our real estate loans represent approximately 67.29% of our loan portfolio and are comprised of (i) 1-4 family residence loans of 41.73%, (ii) commercial real estate loans of 29.77%, generally owner occupied, (iii) other loans, which includes ranches, hospitals and universities, of 13.34%, (iv) residential development and construction loans of 10.06%, which includes our custom and speculative home construction loans and (v) commercial development and construction loans of 5.10%.

Loans held for sale, consisting of secondary market mortgage loans, totaled $14.45 million, $17.03 million, and $21.67 million at March 31, 2019 and 2018, and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, $2.44 million and $2.49 million, respectively, are valued using the lower of cost or fair value method and the remaining amount is valued under the fair value option method. All of the loans held for sale at March 31, 2018 were valued at the lower of cost or fair value. See notes 6 and 7 to the consolidated financial statements (unaudited) related to the change to mandatory delivery for sales in the secondary mortgage market on pages 22 through 24.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $29.72 million at March 31, 2019, as compared to $24.87 million at March 31, 2018 and $29.63 million at December 31, 2018. As a percent of loans and foreclosed assets, these assets were 0.74% at March 31, 2019, as compared to 0.75% at December 31, 2018 and 0.66% at March 31, 2018. As a percent of total assets, these assets were 0.37% at March 31, 2019, as compared to 0.38% at December 31, 2018 and 0.33% at March 31, 2018. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at March 31, 2019.

Supplemental Oil and Gas Information. As of March 31, 2019, the Company’s exposure to the oil and gas industry totaled 2.68% of gross loans, or $107.34 million, down $6.20 million from December 31, 2018 year-end levels, and consisted (based on collateral supporting the loan) of (i) development and production loans of 0.31%, (ii) oil and gas field servicing loans of 10.19%, (iii) real estate loans of 43.25%, (iv) accounts receivable and inventory of 2.25%, (v) automobile of 38.17% and (vi) other of 5.83%. The following oil and gas information is as of and for the quarters ended March 31, 2019 and 2018, and December 31, 2018:

	March 31,		December 31,
	2019	2018	2018
Oil and gas related loans	$107,335	$86,218	$113,536
Oil and gas related loans as a % of total loans	2.68%	2.30%	2.86%
Classified oil and gas related loans	$4,255	$10,485	$3,894
Non-accrual oil and gas related loans	$669	$1,460	$1,048
Net charge-offs for oil and gas related loans for quarter/year then ended	$—	$—	$—
Allowance for oil and gas related loans as a % of oil and gas loans	3.22%	3.64%	3.23%

Table 6—Non-accrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	March 31,		December 31,
	2019	2018	2018
Non-accrual loans*	$28,508	$22,752	$27,534
Loans still accruing and past due 90 days or more	97	327	1,008
Troubled debt restructured loans**	472	514	513

Nonperforming Loans	29,077	23,593	29,055
Foreclosed assets	647	1,276	577

Total nonperforming assets	$29,724	$24,869	$29,632

As a % of loans and foreclosed assets	0.74%	0.66%	0.75%
As a % of total assets	0.37%	0.33%	0.38

*	Includes $859 thousand, $3.20 million and $827 thousand of purchased credit impaired loans as of March 31, 2019 and 2018, and December 31, 2018, respectively.
**

Other troubled debt restructured loans of $4.57 million, $4.61 million and $3.84 million, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at March 31, 2019 and 2018, and December 31, 2018, respectively.

We record interest payments received on non-accrual loans as reductions of principal. Prior to the loans being placed on non-accrual, we recognized interest income on impaired loans of approximately $395 thousand for the year ended December 31, 2018. If interest on these impaired loans had been recognized on a full accrual basis during the year ended December 31, 2018, such income would have approximated $2.57 million. Such amounts for the 2019 and 2018 interim periods were not significant.

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see note 5 to our notes to the consolidated financial statements (unaudited). The provision for loan losses was $965 thousand for the first quarter of 2019, as compared to $1.31 million for the first quarter of 2018. The continued provision for loan losses in 2019 and 2018 reflects primarily the growth in the loan portfolio. As a percent of average loans, net loan charge-offs were 0.06% for the first quarter of 2019, as compared to 0.00% for the first quarter of 2018. The allowance for loan losses as a percent of loans was 1.29% as of March 31, 2019, as compared to 1.32% as of March 31, 2018 and 1.29% as of December 31, 2018. Included in Table 7 is further analysis of our allowance for loan losses.

Table 7 – Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended March 31,
	2019	2018
Allowance for loan losses at period-end	$51,585	$49,499
Loans held for investment at period-end	3,989,160	3,730,051
Average loans for period	3,973,108	3,748,561
Net charge-offs/average loans (annualized)	0.06%	—%
Allowance for loan losses/period-end loans	1.29%	1.32%
Allowance for loan losses/non-accrual loans, past due 90 days still accruing and restructured loans	177.41%	209.80%

Interest-Bearing Deposits in Banks. At March 31, 2019, our interest-bearing deposits in banks were $199.22 million compared to $68.52 million at March 31, 2018 and $42.27 million at December 31, 2018, respectively. At March 31, 2019, interest-bearing deposits in banks included $1.46 million invested in FDIC-insured certificates of deposit, $196.93 million maintained at the Federal Reserve Bank of Dallas and $827 thousand on deposit with the Federal Home Loan Bank of Dallas (“FHLB”).

Available-for-Sale and Held-to-Maturity Securities. At March 31, 2019, securities with a fair value of $3.21 billion were classified as securities available-for-sale. As compared to December 31, 2018, the available-for-sale portfolio at March 31, 2019 reflected (i) an increase in U.S. Treasury securities of $29 thousand, (ii) a decrease of $301 thousand in obligations of U.S. government sponsored enterprises and agencies, (iii) a decrease of $18.14 million in obligations of states and political subdivisions, (iv) an increase of $61 thousand in corporate bonds and other, and (v) an increase of $72.39 million in mortgage-backed securities. The shift to mortgage-backed securities from obligations of state and political subdivisions was due to the change in the federal income tax rate of 21% from 35% effective January 1, 2018. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See note 4 to the consolidated financial statements (unaudited) for additional disclosures relating to the investment portfolio at March 31, 2019 and 2018, and December 31, 2018.

Table 8 – Maturities and Yields of Available-for-Sale Securities Held at March 31, 2019 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$4,984	2.50%	$5,007	2.54%	$—	—%	$—	—%	$9,991	2.52%
Obligations of states and political subdivisions	168,105	4.88	569,818	4.18	499,689	3.98	2,118	5.65	1,239,730	4.20
Corporate bonds and other securities	4,633	2.35	226	2.65	—	—	—	—	4,859	2.37
Mortgage-backed securities	33,474	2.09	1,093,674	2.59	764,586	3.03	66,498	3.64	1,958,232	2.79

Total	$211,196	4.32%	$1,668,725	3.13%	$1,264,275	3.40%	$68,616	3.70%	$3,212,812	3.33%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 21%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.

As of March 31, 2019, the investment portfolio had an overall tax equivalent yield of 3.33%, a weighted average life of 4.49 years and modified duration of 3.97 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $6.35 billion as of March 31, 2019, as compared to $6.19 billion as of March 31, 2018 and $6.18 billion as of December 31, 2018. Table 9 provides a breakdown of average deposits and rates paid for the three month period ended March 31, 2019 and 2018, respectively.

Table 9—Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended March 31,
	2019		2018
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$2,082,719	—%	$2,111,983	—%
Interest-bearing deposits:
Interest-bearing checking	2,057,381	0.72	2,128,285	0.47
Savings and money market accounts	1,646,340	0.55	1,531,120	0.19
Time deposits under $100,000	191,673	0.55	215,160	0.20
Time deposits of $100,000 or more	248,697	0.84	264,759	0.36

Total interest-bearing deposits	4,144,091	0.65%	4,139,324	0.34%

Total average deposits	$6,226,810		$6,251,307

Borrowings. Included in borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $382.71 million, $372.16 million and $468.71 million at March 31, 2019 and 2018 and December 31, 2018, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the borrowings. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $408.64 million and $357.41 million in the first quarter of 2019 and 2018, respectively. The weighted average interest rates paid on these borrowings were 0.72% and 0.13% for the first quarters of 2019 and 2018, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $1.11 billion, or 13.94% of total assets at March 31, 2019, as compared to $969.81 million, or 12.82% of total assets at March 31, 2018 and $1.05 billion, or 13.62% of total assets at December 31, 2018. Included in shareholders’ equity at March 31, 2019 and 2018 and December 31, 2018, were $31.83 million, $724 thousand and $4.17 million, respectively, in unrealized gains (losses) on investment securities available-for-sale, net of related income taxes. For the first quarter of 2019, total shareholders’ equity averaged $1.07 billion or 13.82% of average assets, as compared to $950.05 million, or 12.52% of average assets, during the same period in 2018.

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

Beginning in January 2016, under the Basel III regulatory capital framework, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reached 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.

As of March 31, 2019 and 2018, and December 31, 2018, we had a total capital to risk-weighted assets ratio of 21.00%, 19.58% and 20.61%, a Tier 1 capital to risk-weighted assets ratio of 19.86%, 18.43% and 19.47%; a common equity Tier 1 to risk-weighted assets ratio of 19.86%, 18.43% and 19.47% and a leverage ratio of 12.08%, 10.90% and 11.85%, respectively. The regulatory capital ratios as of March 31, 2019 and 2018, and December 31, 2018 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III Fully Phased-In*		Required to be Considered Well- Capitalized
As of March 31, 2019:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$966,100	21.00%	$482,971	10.50%	—	N/A
First Financial Bank, N.A	$860,244	18.75%	$481,796	10.50%	$458,854	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$913,706	19.86%	$390,976	8.50%	—	N/A
First Financial Bank, N.A	$807,850	17.61%	$390,026	8.50%	$367,083	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$913,706	19.86%	$321,981	7.00%	—	N/A
First Financial Bank, N.A	$807,850	17.61%	$321,198	7.00%	$298,255	6.50%
Leverage Ratio:
Consolidated	$913,706	12.08%	$302,502	4.00%	—	N/A
First Financial Bank, N.A	$807,850	10.72%	$301,375	4.00%	$376,719	5.00%

*	At March 31, 2019, the capital conservation buffer under Basel III was fully phased-in.

	Actual		Minimum Capital Required Under Basel III Phase-In		Minimum Capital Required-Basel III Fully Phased-In		Required to be Considered Well- Capitalized
As of March 31, 2018:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$858,195	19.58%	$432,892	9.875%	$460,290	10.50%	—	N/A
First Financial Bank, N.A	$776,039	17.75%	$431,800	9.875%	$459,129	10.50%	$437,266	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$808,112	18.43%	$345,218	7.875%	$372,616	8.50%	—	N/A
First Financial Bank, N.A	$725,956	16.60%	$344,347	7.875%	$371,676	8.50%	$349,812	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$808,112	18.43%	$279,462	6.375%	$306,860	7.00%	—	N/A
First Financial Bank, N.A	$725,956	16.60%	$278,757	6.375%	$306,086	7.00%	$284,223	6.50%
Leverage Ratio:
Consolidated	$808,112	10.90%	$296,504	4.00%	$296,504	4.00%	—	N/A
First Financial Bank, N.A	$725,956	9.82%	$295,761	4.00%	$295,761	4.00%	$369,701	5.00%

	Actual		Minimum Capital Required Under Basel III Phase-In		Minimum Capital Required-Basel III Fully Phased-In		Required to be Considered Well- Capitalized
As of December 31, 2018:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$940,026	20.61%	$450,459	9.875%	$478,969	10.50%	—	N/A
First Financial Bank, N.A	$824,428	18.12%	$449,350	9.875%	$477,790	10.50%	$455,038	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$888,015	19.47%	$359,226	7.875%	$387,737	8.50%	—	N/A
First Financial Bank, N.A	$772,417	16.97%	$358,342	7.875%	$386,782	8.50%	$364,030	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$888,015	19.47%	$290,802	6.375%	$319,312	7.00%	—	N/A
First Financial Bank, N.A	$772,417	16.97%	$290,087	6.375%	$318,526	7.00%	$295,775	6.50%
Leverage Ratio:
Consolidated	$888,015	11.85%	$299,682	4.00%	$299,682	4.00%	—	N/A
First Financial Bank, N.A	$772,417	10.35%	$298,576	4.00%	$298,576	4.00%	$373,220	5.00%

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

As of March 31, 2019, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 2.77% and 4.97%, respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 2.88% and 7.33%, respectively, relative to the current financial statement structure over the next twelve months. Our model simulation as of March 31, 2019 indicates that our balance sheet is relatively asset/liability neutral. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each period-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB (see below) and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures in June 2019 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At March 31, 2019, no amounts were drawn on these lines of credit. Our subsidiary bank also has available a line of credit with the FHLB totaling $1.25 billion, at March 31, 2019, secured by portions of our loan portfolio and certain investment securities. At March 31, 2019, the Company had no advances or letters of credit outstanding under this line of credit.

The Company renewed its loan agreement, effective June 30, 2017, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2019, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2019. If a balance exists at June 30, 2019, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at The Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at March 31, 2019. There was no outstanding balance under the line of credit as of March 31, 2019 or December 31, 2018.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $89.23 million at March 31, 2019, investment securities which totaled $6.33 million at March 31, 2019 and mature over 9 to 12 years, available dividends from our subsidiaries which totaled $212.15 million at March 31, 2019, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of March 31, 2019, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

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

Table 10—Commitments as of March 31, 2019 (in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$620,368
Unfunded commitments to extend credit	339,441
Standby letters of credit	30,151

Total commercial commitments	$989,960

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At March 31, 2019, approximately $212.15 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $2.0 million and $1.80 million for the three-month periods ended March 31, 2019 and 2018, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 37.24% and 36.47% of net earnings for the first three months of 2019 and 2018, respectively. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

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

There has been no material change in the risk factors previously disclosed under Item 1A. of the Company’s 2018 Annual Report on Form 10-K.

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

FIRST FINANCIAL BANKSHARES, INC.

Date: April 30, 2019	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: April 30, 2019	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and Chief Financial Officer