Form 10-Q
period 2019-06-30
FIRST FINANCIAL BANKSHARES INC
filed 2019-07-30
CIK 36029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2019
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
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	FFIN	NASDAQ Global Select Market
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes
☐

No

☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 30, 2019
Common Stock , $0.01 par value per share	135,809,224

TABLE OF
CONTENTS
PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements.
The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company” or “we”) at June 30, 2019 and 2018 and December 31, 2018, and the consolidated statements of earnings, comprehensive earnings and shareholders’ equity for the three and six months ended June 30, 2019 and 2018, and the consolidated statements of cash flows for the six months ended June 30, 2019 and 2018, follow on pages 3 through 7.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,		December 31,
	2019	2018	2018
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$178,345	$178,217	$207,835
FEDERAL FUNDS SOLD	700	8,450	—
INTEREST-BEARING DEPOSITS IN BANKS	128,652	99,499	40,812

Total cash and cash equivalents	307,697	286,166	248,647

INTEREST-BEARING TIME DEPOSITS IN BANKS	960	1,458	1,458

SECURITIES AVAILABLE-FOR-SALE, at fair value	3,259,492	3,197,567	3,158,777

LOANS:
Held for investment	4,040,952	3,831,480	3,953,636
Less – allowance for loan losses	(51,820)	(49,951)	(51,202)

Net loans held for investment	3,989,132	3,781,529	3,902,434
Held-for-sale ($18,981, $5,061 and $19,185 at fair value at June 30, 2019 and 2018 and December 31, 2018, respectively)	22,305	24,289	21,672

Net loans	4,011,437	3,805,818	3,924,106
BANK PREMISES AND EQUIPMENT, net	134,322	130,366	133,421
INTANGIBLE ASSETS	174,151	175,185	174,683
OTHER ASSETS	91,234	88,910	90,762

Total assets	$7,979,293	$7,685,470	$7,731,854

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$2,167,552	$2,105,953	$2,116,107
INTEREST-BEARING DEPOSITS	4,202,214	4,104,654	4,064,282

Total deposits	6,369,766	6,210,607	6,180,389
DIVIDENDS PAYABLE	16,294	14,211	14,227
BORROWINGS	362,005	456,935	468,706
OTHER LIABILITIES	66,480	18,089	15,237

Total liabilities	6,814,545	6,699,842	6,678,559

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock – ($0.01 par value, authorized 200,000,000 shares; 135,809,224, 67,669,658 and 67,753,133 shares issued at June 30, 2019 and 2018 and December 31, 2018, respectively)	1,358	677	678
Capital surplus	448,349	439,731	443,114
Retained earnings	655,794	556,615	606,658
Treasury stock (shares at cost: 929,441, 491,170 and 467,811 at June 30, 2019 and 2018 and December 31, 2018, respectively)	(7,823)	(7,419)	(7,507)
Deferred compensation	7,823	7,419	7,507
Accumulated other comprehensive earnings (loss)	59,247	(11,395)	2,845

Total shareholders’ equity	1,164,748	985,628	1,053,295

Total liabilities and shareholders’ equity	$7,979,293	$7,685,470	$7,731,854

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS – (UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
INTEREST INCOME:
Interest and fees on loans	$55,740	$49,105	$108,971	$95,851
Interest on investment securities:
Taxable	13,925	12,719	27,213	24,073
Exempt from federal income tax	9,244	9,983	19,007	20,324
Interest on federal funds sold and interest-bearing deposits in banks	667	271	1,286	912

Total interest income	79,576	72,078	156,477	141,160

INTEREST EXPENSE:
Interest on deposits	7,286	4,005	13,947	7,524
Other	675	462	1,401	576

Total interest expense	7,961	4,467	15,348	8,100

Net interest income	71,615	67,611	141,129	133,060

PROVISION FOR LOAN LOSSES	600	1,105	1,565	2,415

Net interest income after provision for loan losses	71,015	66,506	139,564	130,645

NONINTEREST INCOME:
Trust fees	7,027	7,070	14,006	13,975
Service charges on deposit accounts	5,374	5,375	10,550	10,259
ATM, interchange and credit card fees	7,352	7,041	14,192	14,037
Real estate mortgage operations	4,721	3,951	8,195	6,884
Net gain on sale of available-for-sale securities (includes $676 and $67 for the three months ended June 30, 2019 and 2018, respectively, and $676 and $1,288 for the six months ended June 30, 2019 and 2018, respectively, related to accumulated other comprehensive earnings reclassifications)	676	67	676	1,288
Net gain (loss) on sale of foreclosed assets	53	19	122	118
Net gain (loss) on sale of assets	6	—	6	(91)
Interest on loan recoveries	903	289	1,241	408
Other	1,864	1,676	3,425	3,034

Total noninterest income	27,976	25,488	52,413	49,912

NONINTEREST EXPENSE:
Salaries and employee benefits	27,394	26,862	53,918	53,065
Loss from partial settlement of pension plan	—	—	900	—
Net occupancy expense	2,779	2,806	5,542	5,689
Equipment expense	2,827	3,440	5,954	6,957
FDIC insurance premiums	538	632	1,076	1,199
ATM, interchange and credit card expenses	2,427	2,205	4,810	4,348
Professional and service fees	1,987	2,026	3,820	4,439
Printing, stationery and supplies	502	612	868	1,098
Operational and other losses	480	305	746	871
Software amortization and expense	1,287	479	2,210	1,003
Amortization of intangible assets	264	384	532	771
Other	7,819	7,393	15,297	15,503

Total noninterest expense	48,304	47,144	95,673	94,943

EARNINGS BEFORE INCOME TAXES	50,687	44,850	96,304	85,614
INCOME TAX EXPENSE (includes $142 and $14 for the three months ended June 30, 2019 and 2018, respectively, and $142 and $270 for the six months ended June 30, 2019 and 2018, respectively, related to income tax expense from reclassification items)	8,594	7,217	15,959	13,462

NET EARNINGS	$42,093	$37,633	$80,345	$72,152

EARNINGS PER SHARE, BASIC	$0.31	$0.28	$0.59	$0.53

EARNINGS PER SHARE, ASSUMING DILUTION	$0.31	$0.28	$0.59	$0.53

DIVIDENDS PER SHARE	$0.12	$0.11	$0.23	$0.20

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS – (UNAUDITED)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NET EARNINGS	$42,093	$37,633	$80,345	$72,152

OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain on investment securities available-for-sale, before income taxes	37,057	(11,600)	72,071	(54,306)

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(676)	(67)	(676)	(1,288)

Total other items of comprehensive earnings	36,381	(11,667)	71,395	(55,594)

Income tax benefit (expense) related to other items of comprehensive earnings	(7,640)	2,450	(14,993)	11,675

Reclassification of certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act to retained earnings	—	—	—	5,759

COMPREHENSIVE EARNINGS	$70,834	$28,416	$136,747	$33,992

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity
Balances at March 31, 2018	67,612,760	$676	$437,868	$533,427	(493,994)	$(7,291)	$7,291	$(2,157)	$969,814
Net earnings (unaudited)	—	—	—	37,633	—	—	—	—	37,633
Stock option exercises (unaudited)	46,188	1	963	—	—	—	—	—	964
Restricted stock grant (unaudited)	10,710	—	523	—	—	—	—	—	523
Cash dividends declared, $ 0.11 per share (unaudited)	—	—	—	(14,466)	—	—	—	—	(14,466)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(9,217)	(9,217)
Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	2,824	(128)	128	—	—
Stock option expense (unaudited)	—	—	377	—	—	—	—	—	377
Reclassification of unrealized gain in equity securities at December 31, 2017 from accumulated other comprehensive earnings to retained earnings (unaudited)	—	—	—	21	—	—	—	(21)	—

Balances at June 30, 2018 (unaudited)	67,669,658	$677	$439,731	$556,615	(491,170)	$(7,419)	$7,419	$(11,395)	$985,628

Balances at March 31, 2019	135,680,420	$1,356	$445,672	$629,988	(928,678)	$(7,660)	$7,660	$30,506	$1,107,522
Net earnings (unaudited)	—	—	—	42,093	—	—	—	—	42,093
Stock option exercises (unaudited)	81,272	2	938	—	—	—	—	—	940
Restricted stock grant (unaudited)	47,532	—	1,426	—	—	—	—	—	1,426
Cash dividends declared, $.012 per share (unaudited)	—	—	—	(16,287)	—	—	—	—	(16,287)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	28,741	28,741
Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(763)	(163)	163	—	—
Stock option expense (unaudited)	—	—	313	—	—	—	—	—	313

Balances at June 30, 2019 (unaudited)	135,809,224	$1,358	$448,349	$655,794	(929,441)	$(7,823)	$7,823	$59,247	$1,164,748

Balances at December 31, 2017	66,260,444	$663	$378,062	$517,257	(495,964)	$(7,148)	$7,148	$26,786	$922,768
Net earnings (unaudited)	—	—	—	72,152	—	—	—	—	72,152
Stock option exercises (unaudited)	109,133	1	2,318	—	—	—	—	—	2,319
Restricted stock grant (unaudited)	10,710	—	523	—	—	—	—	—	523
Cash dividends declared, $ 0.20 per share (unaudited)	—	—	—	(27,056)	—	—	—	—	(27,056)
Stock issued in acquisition of Commercial Bancshares, Inc.	1,289,371	13	58,074	—	—	—	—	—	58,087
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(43,919)	(43,919)
Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	4,794	(271)	271	—	—
Stock option expense (unaudited)	—	—	754	—	—	—	—	—	754
Reclassification of certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act to retained earnings	—	—	—	(5,759)	—	—	—	5,759	—
Reclassification of unrealized gain in equity securities at December 31, 2017 from accumulated other comprehensive earnings to retained earnings (unaudited)	—	—	—	21	—	—	—	(21)	—

Balances at June 30, 2018 (unaudited)	67,669,658	$677	$439,731	$556,615	(491,170)	$(7,419)	$7,419	$(11,395)	$985,628

Balances at December 31, 2018	67,753,133	$678	$443,114	$606,658	(467,811)	$(7,507)	$7,507	$2,845	$1,053,295
Net earnings (unaudited)	—	—	—	80,345	—	—	—	—	80,345
Stock option exercises (unaudited)	168,349	2	3,184	—	—	—	—	—	3,186
Restricted stock grant (unaudited)	47,532	—	1,426	—	—	—	—	—	1,426
Cash dividends declared, $. 0.23 per share (unaudited)	—	—	—	(30,531)	—	—	—	—	(30,531)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	56,402	56,402
Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	2,709	(316)	316	—	—
Stock option expense (unaudited)	—	—	625	—	—	—	—	—	625
Two-for-one stock split in the form of a 100 % stock dividend (unaudited)	67,840,210	678	—	(678)	(464,339)	—	—	—	—

Balances at June 30, 2019 (unaudited)	135,809,224	$1,358	$448,349	$655,794	(929,441)	$(7,823)	$7,823	$59,247	$1,164,748

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
–
(UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$80,345	$72,152
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,946	6,433
Provision for loan losses	1,565	2,415
Securities premium amortization (discount accretion), net	12,217	14,109
Gain (loss) on sale of assets, net	824	(1,245)
Deferred federal income tax expense (benefit)	2,206	(908)
Change in loans held-for-sale	(631)	(9,009)
Change in other assets	1,021	(1,192)
Change in other liabilities	5,219	6,218

Total adjustments	28,367	16,821

Net cash provided by operating activities	108,712	88,973

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition of Commercial Bancshares, Inc.	—	18,653
Net decrease in interest-bearing time deposits in banks	498	—
Activity in available-for-sale securities:
Sales	66,052	149,125
Maturities	2,201,877	3,208,139
Purchases	(2,280,686)	(3,471,387)
Net increase in loans	(88,629)	(80,480)
Purchases of bank premises and equipment and other assets	(6,360)	(8,544)
Proceeds from sale of bank premises and equipment and other assets	187	776

Net cash used in investing activities	(107,061)	(183,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	51,445	(97,737)
Net increase in interest-bearing deposits	137,932	3,481
Net increase (decrease) in borrowings	(106,701)	125,935
Common stock transactions:
Proceeds from stock issuances	3,186	2,319
Dividends paid	(28,463)	(25,434)

Net cash provided by financing activities	57,399	8,564

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	59,050	(86,181)
CASH AND CASH EQUIVALENTS, beginning of period	248,647	372,347

CASH AND CASH EQUIVALENTS, end of period	$307,697	$286,166

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$15,062	$8,074
Federal income taxes paid	12,752	12,762
Transfer of loans and bank premises to other real estate	364	126
Investment securities purchased but not settled	29,355	—
Restricted stock grant to officers and directors	1,426	523
Stocks issued in acquisition of Commercial Bancshares, Inc.	—	58,087

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
Through our subsidiary bank, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of June 30, 2019, we had 73 financial centers across Texas, with eleven locations in Abilene, three locations in Weatherford, two locations in Cleburne, Conroe, San Angelo, Stephenville and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Cut and Shoot, Decatur, Eastland, El Campo, Fort Worth, Fulshear, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Kingwood, Magnolia, Mauriceville, Merkel, Midlothian, Mineral Wells, Montgomery, Moran, New Waverly, Newton, Odessa, Orange, Palacios, Port Arthur, Ranger, Rising Star, Roby, Southlake, Spring, Sweetwater, Tomball, Trent, Trophy Club, Vidor, Waxahachie, Willis and Willow Park, all in Texas. Our trust subsidiary has eight locations which are located in Abilene, Fort Worth, Houston, Odessa, Beaumont, San Angelo, Stephenville and Sweetwater.
In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form
10-K,
for the year ended December 31, 2018. All adjustments were of a normal recurring nature. However, the results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the year ending December 31, 2019, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the financial statement date. Actual results could vary. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under U.S. Securities and Exchange Commission (“SEC”) rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.
Goodwill and other intangible assets are evaluated annually for impairment as of the end of the second quarter. No such impairment has been noted in connection with the current or any prior evaluations.
Note 2 – Stock Split and Stock Repurchase
On April 23, 2019, the Company’s Board of Directors declared a two-for-one stock split
in the form of a
100
% stock dividend with a record date of
May 15, 2019
that was distributed on
June 3, 2019
. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares to be issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock in the consolidated financial statements as of and for the three months ended March 31, 2019 and as of and for the six months ended June 30, 2019.
On July 25, 2017, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 common shares through
September 30, 2020
. The shares buyback plan authorizes management to repurchase the shares at such time as repurchases are considered beneficial to shareholders. Any repurchase of shares will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no
minimum number of shares that the Company is required to repurchase. Through June 30, 2019, no
shares were repurchased under this authorization.

Note 3
–
Earnings Per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three months ended June 30, 2019 and 2018, the Company assumes that all dilutive outstanding options to purchase common shares have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of these outstanding options and the restricted shares is reflected by application of the treasury stock method, whereby the proceeds from exercised options and restricted shares are assumed to be used to purchase common shares at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended June 30, 2019 and 2018 were 135,650,599 and 135,194,550 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the six months ended June 30, 2019 and 2018 were 135,572,859 and 135,124,672. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended June 30, 2019 and 2018 were 136,218,235 and 135,848,336 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the six months ended June 30, 2019 and 2018 were 136,195,811 and 135,735,930. For the three and six months ended June 30, 2019 and 2018, there were no stock options that were anti-dilutive that have been excluded from the EPS calculation.
Note 4
–
Interest-bearing Time Deposits in Banks and Securities
Interest-bearing time deposits in banks totaled $
960
,000, $
1,458
,000 and $
1,458
,000 at June 30, 2019 and 2018 and December 31, 2018, respectively, and have original maturities ranging from one
to three months.
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
The Company’s investment portfolio consists of U.S. Treasury securities, obligations of state and political subdivisions, mortgage pass-through securities, corporate bonds and general obligation or revenue based municipal bonds. Pricing for such securities is generally readily available and transparent in the market. The Company utilizes independent third-party pricing services to value its investment securities, which the Company reviews as well as the underlying pricing methodologies for reasonableness and to ensure such prices are aligned with pricing matrices. The Company validates prices supplied by the independent pricing services by comparison to prices obtained from other third-party sources on a quarterly basis.
A summary of the Company’s
available-for-sale
securities follows (in thousands):

	June 30, 2019
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Treasury securities	$9,984	$36	$—	$10,020
Obligations of states and political subdivisions	1,103,682	53,593	(61)	1,157,214
Corporate bonds and other	4,643	51	—	4,694
Residential mortgage-backed securities	1,579,544	19,732	(3,101)	1,596,175
Commercial mortgage-backed securities	484,919	6,929	(459)	491,389

Total securities available-for-sale	$3,182,772	$80,341	$(3,621)	$3,259,492

	June 30, 2018
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Treasury Securities	$9,957	$8	$—	$9,965
Obligations of U.S. government sponsored enterprises and agencies	304	—	(1)	303
Obligations of states and political subdivisions	1,257,547	29,924	(2,696)	1,284,775
Corporate bonds and other	4,861	—	(79)	4,782
Residential mortgage-backed securities	1,464,345	1,630	(30,718)	1,435,257
Commercial mortgage-backed securities	471,398	—	(8,913)	462,485

Total securities available-for-sale	$3,208,412	$31,562	$(42,407)	$3,197,567

	December 31, 2018
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Treasury securities	$9,970	$—	$(8)	$9,962
Obligations of U.S. government sponsored enterprises and agencies	301	—	—	301
Obligations of states and political subdivisions	1,229,828	30,013	(1,970)	1,257,871
Corporate bonds and other	4,875	—	(77)	4,798
Residential mortgage-backed securities	1,472,228	3,928	(21,611)	1,454,545
Commercial mortgage-backed securities	436,366	670	(5,736)	431,300

Total securities available-for-sale	$3,153,568	$34,611	$(29,402)	$3,158,777

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at June 30, 2019 were computed by using scheduled amortization of balances and historical prepayment rates. At June 30, 2019 and 2018, and December 31, 2018, the Company did not hold CMOs that entail higher risks than standard mortgage-backed securities.
The amortized cost and estimated fair value of
available-for-sale
securities at June 30, 2019 by contractual and expected maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value
Due within one year	$165,912	$167,217
Due after one year through five years	483,916	506,941
Due after five years through ten years	466,755	495,582
Due after ten years	1,726	2,188
Mortgage-backed securities	2,064,463	2,087,564

Total	$3,182,772	$3,259,492

The following tables disclose the Company’s investment securities that have been in a continuous unrealized-loss
position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
June 30, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$—	$—	$9,777	$61	$9,777	$61
Residential mortgage-backed securities	17,594	77	404,946	3,024	422,540	3,101
Commercial mortgage-backed securities	—	—	134,881	459	134,881	459

Total	$17,594	$77	$549,604	$3,544	$567,198	$3,621

	Less than 12 Months		12 Months or Longer		Total
June 30, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. government sponsored enterprises and agencies	$303	$1	$—	$—	$303	$1
Obligations of states and political subdivisions	136,950	1,122	43,239	1,574	180,189	2,696
Corporate bonds and other	4,617	76	233	3	4,850	79
Residential mortgage-backed securities	1,073,327	21,838	227,155	8,880	1,300,482	30,718
Commercial mortgage-backed securities	379,201	7,477	83,285	1,436	462,486	8,913

Total	$1,594,398	$30,514	$353,912	$11,893	$1,948,310	$42,407

	Less than 12 Months		12 Months or Longer		Total
December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$9,962	$8	$—	$—	$9,962	$8
Obligations of U.S. government sponsored enterprises and agencies	—	—	301	—	301	—
Obligations of state and political subdivisions	27,489	107	114,461	1,863	141,950	1,970
Corporate bonds and other	4,348	68	450	9	4,798	77
Residential mortgage-backed securities	119,584	483	922,289	21,128	1,041,873	21,611
Commercial mortgage-backed securities	1,994	5	343,015	5,731	345,009	5,736

Total	$163,377	$671	$1,380,516	$28,731	$1,543,893	$29,402

The number of investments in an unrealized loss position totaled 109 at June 30, 2019. We do not believe these unrealized losses are “other-than-temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making this determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at June 30, 2019 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At June 30, 2019, 84.95% of our available-for-sale
securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 33.55% are guaranteed by the Texas Permanent School Fund.
At June 30, 2019, $2,137,620,000 of the Company’s securities were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.
During the three months ended June 30, 2019 and 2018, sales of investment securities that were classified as available-for-sale
totaled $
65,821
,000 and $
57,680
,000, respectively. Gross realized gains from security sales during the second quarter of 2019 and 2018 totaled $689,000 and $287,000, respectively. Gross realized losses from security sales during second quarter of 2019 and 2018 totaled $13,000 and $220,000, respectively.
During the six months ended June 30, 2019 and 2018, sales of investment securities classified as available-for-sale
totaled $
66,052
,000 and $
149,125
,000, respectively. Gross realized gains from security sales during the six-month
periods ended June 30, 2019 and 2018 totaled $693,000 and $1,529,000, respectively. Gross realized losses from security sales during the six-month
periods ended June 30, 2019 and 2018 totaled $17,000 and $241,000, respectively.
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
The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral less cost to sell. Other loan impairments for non-collateral
dependent loans are measured based on the present value of expected future cash flows or the loan’s observable market price. At June 30, 2019 and 2018, and December 31, 2018, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral less cost to sell.
From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. For all impaired loans, including the Company’s troubled debt restructurings, the Company performs a periodic, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment to assess the likelihood that all principal and interest payments required under the terms of the agreement will be collected in full. When doubt exists about the ultimate collectability of principal and interest, the troubled debt restructuring remains on non-accrual
status and payments received are applied to reduce principal to the extent necessary to eliminate such doubt. This determination of accrual status is judgmental and is based on facts and circumstances related to each troubled debt restructuring. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral, modified loan terms and cash flow. As of June 30, 2019 and 2018 and December 31, 2018, substantially all of the Company’s troubled debt restructured loans are included in the non-accrual
totals.
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
Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their acquisition fair value, which includes a credit component at the acquisition date, was based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the discounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on nonaccrual. Subsequent to the acquisition date, increases in expected cash flows will generally result in a recovery of any previously recorded allowance for loan loss, to the extent applicable, and/or a reclassification from the nonaccretable difference to accretable yield, which will be recognized prospectively. Decreases in expected cash flows subsequent to acquisition are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at June 30, 2019 and 2018 and December 31, 2018 were $464,000, $2,813,000 and $827,000, respectively, compared to a contractual balance of $750,000, $3,918,000 and $1,157,000, respectively. Other purchased credit impaired loan disclosures were omitted due to immateriality.

Loans
held-for-investment
by class of financing receivables are as follows (in thousands):

	June 30,		December 31,
	2019	2018	2018
Commercial	$813,887	$775,010	$844,953
Agricultural	97,535	92,583	96,677
Real estate	2,730,585	2,567,878	2,639,346
Consumer	398,945	396,009	372,660

Total loans held-for-investment	$4,040,952	$3,831,480	$3,953,636

The Company’s
non-accrual
loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	June 30,		December 31,
	2019	2018	2018
Non-accrual loans*	$26,408	$26,685	$27,534
Loans still accruing and past due 90 days or more	300	200	1,008
Troubled debt restructured loans**	471	514	513

Total	$27,179	$27,399	$29,055

*	Includes $464,000, $2,813,000 and $827,000 of purchased credit impaired loans as of June 30, 2019 and 2018, and December 31, 2018, respectively.

**	Troubled debt restructured loans of $3,906,000, $4,329,000 and $3,840,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual
loans at June 30, 2019 and 2018, and December 31, 2018, respectively.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

June 30, 2019		June 30, 2018		December 31, 2018
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$26,408	$3,866	$26,685	$4,823	$27,534	$4,069

The Company had $27,860,000, $28,104,000 and $29,632,000 in
non-accrual,
past due 90 days or more and still accruing, restructured loans and foreclosed assets at June 30, 2019 and 2018, and December 31, 2018, respectively.
Non-accrual
loans at June 30, 2019 and 2018, and December 31, 2018, consisted of the following by class of financing receivables (in thousands):

	June 30,		December 31,
	2019	2018	2018
Commercial	$8,189	$7,580	$9,334
Agricultural	1,047	1,259	759
Real estate	16,787	16,715	16,714
Consumer	385	1,131	727

Total	$26,408	$26,685	$27,534

No
significant additional funds are committed to be advanced in connection with impaired loans as of June 30, 2019.
The Company’s impaired loans and related allowance are summarized in the following tables by class of financing receivables (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

June 30, 2019	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year- to-date Average Recorded Investment	Three- Month Average Recorded Investment
Commercial	$9,340	$6,212	$1,977	$8,189	$1,022	$8,699	$8,562
Agricultural	1,108	434	613	1,047	119	1,090	1,071
Real Estate	24,262	5,034	11,753	16,787	2,515	18,054	17,105
Consumer	525	27	358	385	210	465	427

Total	$35,235	$11,707	$14,701	$26,408	$3,866	$28,308	$27,165

*	Includes $464,000 of purchased credit impaired loans.

June 30, 2018	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year- to-date Average Recorded Investment	Three- Month Average Recorded Investment
Commercial	$9,432	$3,264	$4,316	$7,580	$1,379	$8,485	$8,226
Agricultural	1,278	50	1,209	1,259	368	1,670	1,589
Real Estate	22,358	3,569	13,146	16,715	2,645	18,441	18,019
Consumer	1,344	169	962	1,131	431	1,240	1,192

Total	$34,412	$7,052	$19,633	$26,685	$4,823	$29,836	$29,026

*	Includes $2,813,000 of purchased credit impaired loans.

December 31, 2018	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	12 Month Average Recorded Investment
Commercial	$10,808	$6,728	$2,606	$9,334	$1,133	$7,986
Agricultural	799	213	546	759	170	842
Real Estate	24,072	6,699	10,015	16,714	2,409	16,042
Consumer	935	101	626	727	357	914

Total	$36,614	$13,741	$13,793	$27,534	$4,069	$25,784

*	Includes $827,000 of purchased credit impaired loans.

The Company recognized interest income on impaired loans prior to being recognized as impaired of approximately $948,000 during the year ended December 31, 2018. Such amounts for the three-month and six-month
periods ended June 30, 2019 and 2018 were not significant.
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
The following summarizes the Company’s internal ratings of its loans held-for-investment
by class of financing receivables and portfolio segments, which are the same (in thousands):

June 30, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$767,275	$31,124	$15,488	$—	$813,887
Agricultural	94,481	58	2,996	—	97,535
Real Estate	2,656,139	20,044	54,402	—	2,730,585
Consumer	397,017	264	1,664	—	398,945

Total	$3,914,912	$51,490	$74,550	$—	$4,040,952

June 30, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$749,387	$6,439	$19,184	$—	$775,010
Agricultural	87,768	1,568	3,247	—	92,583
Real Estate	2,487,399	26,182	54,297	—	2,567,878
Consumer	393,200	368	2,441	—	396,009

Total	$3,717,754	$34,557	$79,169	$—	$3,831,480

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$804,584	$23,392	$16,977	$—	$844,953
Agricultural	92,864	46	3,767	—	96,677
Real Estate	2,559,379	26,626	53,341	—	2,639,346
Consumer	370,510	315	1,835	—	372,660

Total	$3,827,337	$50,379	$75,920	$—	$3,953,636

The Company’s past due loans are as follows (in thousands):

June 30, 2019	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$2,671	$352	$610	$3,633	$810,254	$813,887	$58
Agricultural	315	163	30	508	97,027	97,535	30
Real Estate	16,130	712	865	17,707	2,712,878	2,730,585	180
Consumer	821	99	40	960	397,985	398,945	32

Total	$19,937	$1,326	$1,545	$22,808	$4,018,144	$4,040,952	$300

June 30, 2018	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$4,950	$1,085	$3,029	$9,064	$765,946	$775,010	$74
Agricultural	626	159	—	785	91,798	92,583	—
Real Estate	13,441	474	532	14,447	2,553,431	2,567,878	70
Consumer	919	232	76	1,227	394,782	396,009	56

Total	$19,936	$1,950	$3,637	$25,523	$3,805,957	$3,831,480	$200

December 31, 2018	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$3,546	$682	$677	$4,905	$840,048	$844,953	$—
Agricultural	791	19	26	836	95,841	96,677	—
Real Estate	13,185	881	2,020	16,086	2,623,260	2,639,346	960
Consumer	782	263	54	1,099	371,561	372,660	48

Total	$18,304	$1,845	$2,777	$22,926	$3,930,710	$3,953,636	$1,008

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The following table details the allowance for loan losses by portfolio segment (in thousands). There were no
allowances for purchased credit impaired loans at June 30, 2019 and 2018, and December 31, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

June 30, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,022	$119	$2,515	$210	$3,866
Loans collectively evaluated for impairment	12,877	1,241	28,284	5,552	47,954

Total	$13,899	$1,360	$30,799	$5,762	$51,820

June 30, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,379	$368	$2,645	$431	$4,823
Loans collectively evaluated for impairment	7,839	1,034	30,598	5,657	45,128

Total	$9,218	$1,402	$33,243	$6,088	$49,951

December 31, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,133	$170	$2,409	$357	$4,069
Loans collectively evaluated for impairment	10,815	1,276	29,933	5,109	47,133

Total	$11,948	$1,446	$32,342	$5,466	$51,202

Changes in the allowance for loan losses are summarized as follows by portfolio segment (in thousands):

Three months ended June 30, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$12,475	$1,430	$31,887	$5,793	$51,585
Provision for loan losses	1,418	61	(929)	50	600
Recoveries	423	5	60	209	697
Charge-offs	(417)	(136)	(219)	(290)	(1,062)

Ending balance	$13,899	$1,360	$30,799	$5,762	$51,820

Three months ended June 30, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$9,277	$1,512	$32,539	$6,171	$49,499
Provision for loan losses	335	(115)	799	86	1,105
Recoveries	126	5	18	147	296
Charge-offs	(520)	—	(113)	(316)	(949)

Ending balance	$9,218	$1,402	$33,243	$6,088	$49,951

Six months ended June 30, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$11,948	$1,446	$32,342	$5,466	$51,202
Provision for loan losses	1,612	42	(531)	442	1,565
Recoveries	1,073	7	149	349	1,578
Charge-offs	(734)	(135)	(1,161)	(495)	(2,525)

Ending balance	$13,899	$1,360	$30,799	$5,762	$51,820

Six months ended June 30, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$10,865	$1,305	$29,896	$6,090	$48,156
Provision for loan losses	(1,292)	88	3,233	386	2,415
Recoveries	284	9	260	247	800
Charge-offs	(639)	—	(146)	(635)	(1,420)

Ending balance	$9,218	$1,402	$33,243	$6,088	$49,951

The Company’s recorded investment in loans related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows (in thousands). Purchased credit impaired loans of $464,000, $2,813,000 and $827,000 at June 30, 2019 and 2018, and December 31, 2018, respectively, are included in loans individually evaluated for impairment.

June 30, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$8,189	$1,047	$16,787	$385	$26,408
Loans collectively evaluated for impairment	805,698	96,488	2,713,798	398,560	4,014,544

Total	$813,887	$97,535	$2,730,585	$398,945	$4,040,952

June 30, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$7,580	$1,259	$16,715	$1,131	$26,685
Loans collectively evaluated for impairment	767,430	91,324	2,551,163	394,878	3,804,795

Total	$775,010	$92,583	$2,567,878	$396,009	$3,831,480

December 31, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$9,334	$759	$16,714	$727	$27,534
Loan collectively evaluated for impairment	835,619	95,918	2,622,632	371,933	3,926,102

Total	$844,953	$96,677	$2,639,346	$372,660	$3,953,636

The Company’s loans that were modified and considered troubled debt restructurings are as follows (in thousands):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	2	$122	$122	3	$279	$279
Agricultural	2	253	253	10	619	619
Real Estate	—	—	—	4	650	650
Consumer	—	—	—	—	—	—

Total	4	$375	$375	17	$1,548	$1,548

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	1	$279	$279	1	$279	$279
Agricultural	—	—	—	1	4	4
Real Estate	2	162	162	4	525	525
Consumer	3	39	39	6	113	113

Total	6	$480	$480	12	$921	$921

The balances below provide information as to how the loans were modified as troubled debt restructured loans (in thousands):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$122	$—	$—	$279	$—
Agricultural	—	253	—	—	354	265
Real Estate	—	—	—	—	202	448
Consumer	—	—	—	—	—	—

Total	$—	$375	$—	$—	$835	$713

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$—	$279	—	$—	$279
Agricultural	—	—	—	—	—	4
Real Estate	—	162	—	—	162	363
Consumer	—	—	39	—	—	113

Total	$—	$162	$318	—	$162	$759

During the three months ended June 30, 2019 and 2018, no loans were modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. During the six months ended June 30, 2019 and 2018, no loans were modified as a troubled debt restricted during loan within the previous 12 months and for which there was a payment default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or more or results in the foreclosure and repossession of the applicable collateral.
As of June 30, 2019, the Company has
no
commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.
Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (FHLB) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At June 30, 2019, $2,563,225,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At June 30, 2019, there were no advances or letters of credit outstanding under this line of credit.
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
Loans held for sale totaled $22,305,000, $24,289,000 and $21,672,000 at June 30, 2019 and 2018, and December 31, 2018, respectively. At June 30, 2019 and 2018, and December 31, 2018, $3,324,000, $19,228,000 and $2,487,000 are valued at the lower of cost or fair value, and the remaining amounts are valued under the fair value option. The change to the fair value option for loans held for sale was effective at June 30, 2018 and was done in conjunction with the Company’s move to mandatory delivery in the secondary market and the purchase of forward mortgage-backed securities to manage the changes in fair value (see note 7 for additional information).

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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions (dollars in thousands):

June 30, 2019:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$89,655	$1,525	$—
Forward mortgage-backed securities trades	72,500	—	254

June 30, 2018:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$61,520	$501	$—
Forward mortgage-backed securities trades	17,500	—	47

December 31, 2018:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$37,088	$765	$—
Forward mortgage-backed securities trades	45,500	—	403

Note 8 – Borrowings
Borrowings consisted of the following (dollars in thousands):

	June 30,		December 31,
	2019	2018	2018
Securities sold under agreements with customers to repurchase	$356,555	$389,010	$409,631
Federal funds purchased	5,450	7,925	4,075
Advances from Federal Home Loan Bank of Dallas	—	60,000	55,000

Total	$362,005	$456,935	$468,706

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
Note 9
–
Income Taxes
Income tax expense was $8,594,000 for the second quarter of 2019 as compared to $7,217,000 for the same period in 2018. The Company’s effective tax rates on pretax income were 16.96% and 16.09% for the second quarters of 2019 and 2018, respectively. Income tax expense was $15,959,000 for the six months ended June 30, 2019 as compared to $13,462,000 for the same period in 2018. The Company’s effective tax rates on pretax income were 16.57% and 15.72% for the six months ended June 2019 and 2018, respectively. The effective tax rates differ from the statutory federal tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and excess tax benefits related to our directors’ deferred compensation plan.
Note 10
–
Stock Option Plan and Restricted Stock Plan
The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. On June 26, 2019, the Company granted 398,850 incentive stock options with an exercise price of $29.70 per share. The fair value of the options was $7.31 per option and was estimated using the Black-Scholes options pricing model with the following weighted average assumptions: risk free interest rate of 1.83%; expected dividend yield of 1.62%; expected life of 6.64 years; and expected volatility of 26.69%. No options were granted in 2018.

The Company recorded stock option expense totaling $313,000 and $377,000 for the three-month periods ended June 30, 2019 and 2018, respectively. The Company recorded stock option expense totaling $625,000 and $754,000 for the six months ended June 30, 2019 and 2018, respectively. The additional disclosure requirements under authoritative accounting guidance have been omitted due to the amounts being insignificant.
On April 25, 2017, upon
re-election
of existing directors, 29,300 restricted shares with a total value of $600,000 were granted to the ten non-employee
directors and were expensed over the period from the grant date to April 24, 2018, the date of the next annual shareholders’ meeting at which these directors’ term expired. On April 24, 2018, upon re-election
of nine of the existing directors, 21,420 restricted shares with a total value of $540,000 were granted to these non-employee
directors and were expensed over the period from grant date to April 23, 2019, the date of the next annual shareholders’ meeting at which the directors’ term expired. On April 23, 2019, upon re-election
of nine of the existing directors and two new directors, 21,714 restricted shares with a total value of $660,000 were granted to these non-employee
directors and will be expensed over the period from the grant date to April 28, 2020, the Company’s next annual shareholders’ meeting at which the directors’ term expires. The Company recorded director expense related to these restricted share grants of $135,000 and $140,000 for the three-month periods ended June 30, 2019 and 2018, respectively. The Company recorded director expense related to these restricted stock grants of $270,000 and $290,000 for the six months ended June 30, 2019 and 2018, respectively.
On October 27, 2015, the Company granted 62,546 restricted shares with a total value of $1,060,000 to certain officers that was expensed over the vesting period of three years
.
On October 25, 2016, the Company granted 30,810 restricted stock shares with a total value of $560,000 to certain officers that is being expensed over the vesting period of three years
. On October 24, 2017, the Company granted 28,382 restricted shares with a total value of $655,000 to certain officers that is being expensed over the vesting period of one to three years. On October 23, 2018, the Company granted 52,042 restricted shares with a total value of $1,440,000 to certain officers that will be expensed over a three-year
vesting period. On June 26, 2019, the Company granted 25,818 restricted shares with a total value of $766,000 to certain officers that is being expensed over the vesting period of three years. The Company recorded restricted stock expense for officers of $210,000 and $158,000 for the three-month periods ended June 30, 2019 and 2018, respectively. The Company recorded restricted stock expense for officers of $415,000 and $326,000 for the six-month
periods ended June 30, 2019 and 2018, respectively.
Note 11
–
Pension Plan
The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no new participants were added to the plan and no additional years of service were accrued to participants. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. As a result of its evaluation of its funding status, the Company made no contribution in 2018, and has not made a contribution through June 30, 2019.
In December 2018, due to the rising interest rate environment, the Company determined it was in the best of interest of its shareholders to settle its pension obligation to its retiree group in payout, approximately 53% of the pension benefit obligation on that date, and recorded a loss on settlement totaling $1,546,000 for the year ended December 31, 2018. In 2019, the Company made a decision to terminate and settle the remaining obligation in its pension plan with an effective termination date of June 30, 2019, following which date the Company is obligated to settle the Company’s remaining obligations of the plan upon receipt of regulatory approval. Final settlement of the Company’s remaining obligation under the plan is expected to be made in the fourth quarter of 2019 or first or second quarter of 2020, subject to regulatory approval.

In addition, the Company had a multiple employer pension plan related to its acquisition of Orange Savings Bank in 2013. This plan was likewise frozen. During the first quarter of 2019, the Company made a decision to remove this plan from the multiple employer plan and merge it into the Company’s existing pension plan. The Company recorded $900,000 in pension merger expense for the three months ended March 31, 2019 in connection with this merger of the Orange pension plan. In May 2019, the Company assumed the Orange pension obligation of $2,740,000 and received related assets totaling $1,829,000.
Net periodic benefit costs totaling $19,000 and $56,000 were recorded for the three months ended June 30, 2019 and 2018, respectively. Net periodic benefit costs totaling $942,000 and $111,000 were recorded for the six months ended June 30, 2019 and 2018, respectively, which includes the Orange pension merger costs discussed above.
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
There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during the three and six months ended June 30, 2019 and 2018, and the year ended December 31, 2018.
The following table summarizes the Company’s
available-for-sale
securities which are measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

June 30, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,020	$—	$—	$10,020
Obligations of states and political subdivisions	—	1,157,214	—	1,157,214
Corporate bonds	—	228	—	228
Residential mortgage-backed securities	—	1,596,175	—	1,596,175
Commercial mortgage-backed securities	—	491,389	—	491,389
Other securities	4,466	—	—	4,466

Total	$14,486	$3,245,006	$—	$3,259,492

Loans held-for-sale	$—	$18,981	$—	$18,981

IRLCs	$—	$1,525	$—	$1,525

Forward mortgage-backed securities trades	$—	$254	$—	$254

June 30, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$9,965	$—	$—	$9,965
Obligations of U. S. government sponsored enterprises and agencies	—	303	—	303
Obligations of states and political subdivisions	—	1,284,775	—	1,284,775
Corporate bonds	—	451	—	451
Residential mortgage-backed securities	—	1,435,257	—	1,435,257
Commercial mortgage-backed securities	—	462,485	—	462,485
Other securities	4,331	—	—	4,331

Total	$14,296	$3,183,271	$—	$3,197,567

Loans held-for-sale	$—	$5,061	$—	$5,061

IRLCs	$—	$501	$—	$501

Forward mortgage-backed securities trades	$—	$47	$—	$47

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$9,962	$—	$—	$9,962
Obligations of U. S. government sponsored enterprises and agencies	—	301	—	301
Obligations of states and political subdivisions	—	1,257,871	—	1,257,871
Corporate bonds	—	450	—	450
Residential mortgage-backed securities	—	1,454,545	—	1,454,545
Commercial mortgage-backed securities	—	431,300	—	431,300
Other securities	4,348	—	—	4,348

Total	$14,310	$3,144,467	$—	$3,158,777

Loans held-for-sale	$—	$19,185	$—	$19,185

IRLCs	$—	$765	$—	$765

Forward mortgage-backed securities trades	$—	$403	$—	$403

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring
basis include the following at June 30, 2019:
Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral less selling costs if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data. At June 30, 2019, impaired loans with a carrying value of $14,701,000 were reduced by specific valuation reserves totaling $3,866,000 resulting in a net fair value of $10,835,000. The Company also had impaired loans of $11,707,000 with no specific valuation reserve at June 30, 2019, due to the loans carrying value generally being lower than the value of the collateral associated with the loan.

Loans
Held-for-Sale
– Loans
held-for-sale
are reported at either the fair value option or the lower of cost or fair value (see notes 6 and 7).
IRLCs and Forward Mortgage-Backed Securities Trades – IRLCs and forward mortgage-backed securities trades are reported at fair value (see note 7).
Certain
non-financial
assets and
non-financial
liabilities measured at fair value on a
non-recurring
basis include other real estate owned, goodwill and other intangible assets and other non-financial
long-lived assets.
Non-financial
assets measured at fair value on a
non-recurring
basis during the three months and six months ended June 30, 2019 and 2018 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured
at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value.
Re-evaluation
of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise.
The following table presents other real estate owned that were re-measured
subsequent to their initial transfer to other real estate owned (dollars in thousands):

	Three Months Ended June 30,
	2019	2018
Carrying value of other real estate owned prior to re-measurement	$—	$526
Write-downs included in gain (loss) on sale of other real estate owned	—	(126)

Fair value	$—	$400

	Six Months Ended June 30,
	2019	2018
Carrying value of other real estate owned prior to re-measurement	$—	$526
Write-downs included in gain (loss) on sale of other real estate owned	—	(126)

Fair value	$—	$400

At June 30, 2019 and 2018, and December 31, 2018, other real estate owned totaled $635,000, $642,000 and $448,000, respectively.
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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance were as follows (in thousands).

	June 30,				December 31,
	2019		2018		2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$178,345	$178,345	$178,217	$178,217	$207,835	$207,835	Level 1
Federal funds sold	700	700	8,450	8,450	—	—	Level 1
Interest-bearing deposits in banks	128,652	128,652	99,499	99,499	40,812	40,812	Level 1
Interest-bearing time deposits in banks	960	960	1,458	1,458	1,458	1,458	Level 2
Available-for-sale securities	3,259,492	3,259,492	3,197,567	3,197,567	3,158,777	3,158,777	Levels 1 and 2
Loans held for investment	3,989,132	4,026,543	3,781,529	3,807,267	3,902,434	3,947,391	Level 3
Loans held for sale	22,305	22,347	24,289	24,550	21,672	21,779	Level 2
Accrued interest receivable	36,954	36,954	36,513	36,513	36,765	36,765	Level 2
Deposits with stated maturities	433,511	433,811	483,230	484,230	442,161	441,727	Level 2
Deposits with no stated maturities	5,936,255	5,936,255	5,727,377	5,727,377	5,738,228	5,738,228	Level 1
Borrowings	362,005	362,005	456,935	456,935	468,706	468,706	Level 2
Accrued interest payable	694	694	223	223	408	408	Level 2
IRLCs	1,525	1,525	501	501	765	765	Level 2
Forward mortgage backed securities trades	254	254	47	47	403	403	Level 2

Note 13
–
Recently Issued Authoritative Accounting Guidance
Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers
.” ASU
2014-09
implemented a comprehensive new revenue recognition standard that supersedes substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity applies the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU
2015-4
“Revenue from Contracts with Customers – Deferral of the Effective Date” deferred the effective date of ASU
2014-09
by one year and as a result, the new standard became effective in the first quarter of 2018. The Company’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU
2014-09,
and
non-interest
income. The adoption of the new standard in the first quarter of 2018 did not have a significant impact on the Company’s financial statements and no adjustment to opening retained earnings was recorded.

ASU 2016-01, ASU 2016-01 “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities
.” ASU
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
ASU 2016-02, “Leases
.” ASU
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
ASU 2016-13, “Financial Instruments – Credit Losses
.” ASU
2016-13
implements a comprehensive change in estimating the allowances for loan losses from the current model of losses inherent in the loan portfolio to a current expected credit loss model that generally is expected to result in earlier recognition of allowances for losses. ASU
2016-13
requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU
2016-13
amends the accounting for credit losses on
available-for-sale
debt securities and purchased financial assets with credit deterioration. ASU
2016-13
will be effective for the Company as of January 1, 2020. The Company has formed a working group comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others to assist in the implementation of ASU
2016-13.
The Company is currently working through our implementation plan that includes assessment of processes, portfolio segmentation, data validation, model development and internal controls. Additionally, the Company is working with a third-party vendor to assist with implementation and model development. The Company continues to evaluate the potential impact of ASU
2016-13
on the Company’s financial statements, but expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

ASU 2017-04, “Intangibles – Goodwill and Other
.” ASU
2017-04
will amend and simplify current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. ASU
2017-04
will be effective for the Company on January 1, 2020 and is not expected to have a significant impact on the Company’s financial statements.
ASU 2018-02, “Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”
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
ASU 2018-13, “Fair Value Measurement – Changes to the Disclosure Requirements for Fair Value Measurement
” eliminates the requirements to disclose the amount and reason for transfers between Level 1 and Level 2 fair value methodology, the policy for the timing of transfers between levels and the valuation process for Level 3 fair value measurements. ASU
2018-13
requires an entity to disclose relevant quantitative information used to develop Level 3 fair value measurements. ASU
2018-13
will become effective for the Company on January 1, 2020 and is not expected to have a significant impact on the Company’s financial statements.
Note 14 – Acquisition
On
October 12, 2017
, we entered into an agreement and plan of reorganization to acquire Commercial Bancshares, Inc. and its wholly owned bank subsidiary, Commercial State Bank, Kingwood, Texas. On January 1, 2018, the transaction was completed. Pursuant to the agreement, we issued 1,289,371 shares of the Company’s common stock in exchange for all of the outstanding shares of Commercial Bancshares, Inc. In addition, Commercial Bancshares, Inc. made a $22,075,000 special dividend to its shareholders prior to closing of the transaction, which was increased for the amount by which Commercial Bancshares, Inc.’s consolidated shareholders’ equity as of January 1, 2018 exceeded $42,402,000, after certain adjustments per the merger agreement.
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
Risk Factors” in our Annual Report on Form
10-K
and the following:
•	general economic conditions, including local, state, national and international, and the impact they may have on us and our customers;

•	effect of severe weather conditions, including hurricanes, tornadoes, flooding and droughts;

•	volatility and disruption in national and international financial and commodity markets;

•	government intervention in the U.S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities and the Tax Cuts and Jobs Act;

•	political instability;

•	the ability of the Federal government to address the national economy;

•	changes in our competitive environment from other financial institutions and financial service providers;

•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”);

•	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply;

•	changes in the demand for loans;

•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	potential risk of environmental liability associated with lending activities;

•	the accuracy of our estimates of future loan losses;

•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;

•	soundness of other financial institutions with which we have transactions;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in consumer spending, borrowing and savings habits;

•	changes in commodity prices (e.g., oil and gas, cattle and wind energy);

•	our ability to attract deposits and increase market share;

•	changes in our liquidity position;

•	changes in the reliability of our vendors, internal control system or information systems;

•	cyber attacks on our technology information systems, including fraud from our customers and external third party vendors;

•	our ability to attract and retain qualified employees;

•	acquisitions and integration of acquired businesses;

•	the possible impairment of goodwill associated with our acquisitions;

•	consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	greater than expected costs or difficulties related to expansion of operations, including branch openings, new product offerings and expansion into new markets;

•	changes in our organization, compensation and benefit plans;

•	acts of God or of war or terrorism; and

•	our success at managing the risk involved in the foregoing items.

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
Introduction
As a financial holding company, we generate most of our revenue from interest on loans and investments, trust fees, and service charges. Our primary source of funding for our loans and investments are deposits held by our subsidiary, First Financial Bank, National Association, Abilene, Texas. Our largest expense is salaries and related employee benefits. We usually measure our performance by calculating our return on average assets, return on average equity, our regulatory leverage and risk-based capital ratios and our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income.
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
We deem our most critical accounting policies to be (1) our allowance for loan losses and our provision for loan losses and (2) our valuation of securities. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on our reported results for a given period. A discussion of (1) our allowance for loan losses and our provision for loan losses and (2) our valuation of securities is included in note 5 and note 4, respectively, to our notes to consolidated financial statements (unaudited) which begins on page 8.

Stock Split
On April 23, 2019, the Company’s Board of Directors declared a two-for-one
stock split in the form of a 100% stock dividend with a record date of May 15, 2019 that was distributed on June 3, 2019. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares to be issued pursuant to the stock split was reflected as a transfer from retained earnings to common shares in the consolidated financial statements as of and for the three months ended March 31, 2019 and as of and for the six months ended June 30, 2019.
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

Results of Operations
Performance Summary
. Net earnings for the second quarter of 2019 were $42.09 million, up $4.46 million when compared with earnings of $37.63 million in the same quarter last year. Basic earnings per share were $0.31 for the second quarter of 2019 compared with $0.28 in the same quarter a year ago.
The return on average assets was 2.14% for the second quarter of 2019, as compared to 1.98% for the second quarter of 2018. The return on average equity was 15.04% for the second quarter of 2019 as compared to 15.53% for the second quarter of 2018.
Net earnings for the
six-month
period ended June 30, 2019 were $80.35 million compared to $72.15 million for the same period in 2018. Basic earnings per share for the first six months of 2019 were $0.59 compared to $0.53 for the same period in 2018.
The return on average assets was 2.08% for the first six months of 2019, as compared to 1.91% for the same period a year ago. The return on average equity was 14.78% for the second quarter of 2019 as compared to 15.14% for the second quarter of 2018.
Net Interest Income
. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.
Tax-equivalent
net interest income was $73.28 million for the second quarter of 2019, as compared to $69.90 million for the same period last year. The increase in 2019 compared to 2018 was largely attributable to the increase in interest earning assets. Average earning assets increased $240.61 million for the second quarter of 2019 over the same period in 2018. Average loans and taxable securities increased $245.71 million and $55.55 million, respectively, for the second quarter of 2019 over the same quarter of 2018.
Average
tax-exempt
securities decreased $111.87 million for the second quarter of 2019 compared to the same period in 2018, primarily due to the Company’s gradual shift away from tax-exempt
securities due to the change in corporate tax rate to 21% from 35%. Average interest-bearing liabilities increased $63.75 million for the second quarter of 2019, as compared to the same period in 2018. The yield on earning assets increased 24 basis points while the rate paid on interest-bearing liabilities increased 30 basis points for the second quarter of 2019 compared to the second quarter of 2018.
Tax-equivalent
net interest income was $144.61 million for the first six months of 2019, as compared to $137.82 million for the same period last year. The increase in 2019 compared to 2018 was largely attributable to the increase in interest earning assets. Average earning assets increased $188.49 million for the first six months of 2019 over the same period in 2018. Average loans and tax-exempt
securities increased $235.19 million and $76.89 million, respectively, for the first six months of 2019 over the first six months of 2018.
Average
tax-exempt
securities decreased $118.79 million for the first six months of 2019 compared to the same period in 2018, primarily due to the Company’s gradual shift away from tax-exempt
securities due to the change in corporate tax rate to 21% from 35%. Average interest-bearing liabilities increased $59.89 million for the first six months of 2019, as compared to the same period in 2018. The yield on earning assets increased 28 basis points while the rate paid on interest-bearing liabilities increased 32 basis points for the first six months of 2019 compared to the first six months of 2018.

Table 1 allocates the change in
tax-equivalent
net interest income between the amount of change attributable to volume and to rate.
Table 1 – Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018			Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Short-term investments	$228	$168	$396	$(37)	$411	$374
Taxable investment securities	352	854	1,206	965	2,175	3,140
Tax-exempt investment securities (1)	(1,047)	(339)	(1,386)	(2,215)	(452)	(2,667)
Loans (1) (2)	3,194	3,463	6,657	6,006	7,193	13,199

Interest income	2,727	4,146	6,873	4,719	9,327	14,046

Interest-bearing deposits	118	3,163	3,281	114	6,309	6,423
Short-term borrowings	(59)	272	213	(4)	829	825

Interest expense	59	3,435	3,494	110	7,138	7,248

Net interest income	$2,668	$711	$3,379	$4,609	$2,189	$6,798

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.

(2)	Non-accrual loans are included in loans.

The net interest margin for the second quarter of 2019 was
3.98%, an increase of six basis points from the same period in 2018. The net interest margin for the first six months of 2019 was 3.99%, an increase of nine basis points from the same period in 2018. We continue to experience downward pressures on our net interest margin in 2019 and 2018 primarily due to (i) the change in the income tax rate from 35% to 21% from the Tax Cuts and Jobs Act and its effect on our tax free municipal bonds and tax free loans and (ii) the result of the extended period of historically low levels of short-term interest rates, although rates did increase somewhat in the past 30 months. We have been able to somewhat mitigate the impact of lower short-term interest rates by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and minimizing rates paid on interest bearing liabilities. As rates began to increase, we adjusted loan rates upon maturities and converted when possible to variable rates. We also increased rates paid on our interest-bearing deposits. The Federal Reserve increased rates 100 basis points in 2018, 75 basis points in 2017 and 25 basis points in 2016 and 2015, however recent forward guidance from the Federal Reserve indicated no increases in 2019 and have discussed rate cuts in the second half of 2019.

The net interest margin, which measures
tax-equivalent
net interest income as a percentage of average earning assets, is illustrated in Table 2.
Table 2 – Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three Months Ended June 30,
	2019			2018
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$112,817	$667	2.37%	$61,601	$271	1.76%
Taxable investment securities (2)	2,063,497	13,925	2.70	2,007,949	12,719	2.53
Tax-exempt investment securities (2)(3)	1,169,889	10,615	3.63	1,281,757	12,001	3.75
Loans (3)(4)	4,043,055	56,033	5.56	3,797,341	49,376	5.22

Total earning assets	7,389,258	$81,240	4.41%	7,148,648	$74,367	4.17%
Cash and due from banks	167,764			168,535
Bank premises and equipment, net	134,280			128,370
Other assets	63,629			64,490
Goodwill and other intangible assets, net	174,263			175,401
Allowance for loan losses	(52,005)			(49,959)

Total assets	$7,877,189			$7,635,485

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$4,196,123	$7,286	0.70%	$4,076,522	$4,005	0.39%
Short-term borrowings	378,389	675	0.72	434,239	462	0.43

Total interest-bearing liabilities	4,574,512	$7,961	0.70%	4,510,761	$4,467	0.40%
Noninterest-bearing deposits	2,136,264			2,121,902
Other liabilities	44,097			30,549

Total liabilities	6,754,873			6,663,212
Shareholders’ equity	1,122,316			972,273

Total liabilities and shareholders’ equity	$7,877,189			$7,635,485

Net interest income		$73,279			$69,900

Rate Analysis:
Interest income/earning assets			4.41%			4.17%
Interest expense/earning assets			(0.43)			(0.25)

Net interest margin			3.98%			3.92%

	Six Months Ended June 30,
	2019			2018
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$109,005	$1,286	2.38%	$113,817	$911	1.61%
Taxable investment securities (2)	1,994,563	27,213	2.73	1,917,671	24,073	2.51
Tax-exempt investment securities (2)(3)	1,198,016	21,893	3.65	1,316,801	24,560	3.73
Loans (3)(4)	4,008,275	109,569	5.51	3,773,085	96,371	5.15

Total earning assets	7,309,859	$159,961	4.41%	7,121,374	$145,915	4.13%
Cash and due from banks	177,601			180,083
Bank premises and equipment, net	134,239			127,829
Other assets	64,004			61,353
Goodwill and other intangible assets, net	174,396			169,884
Allowance for loan losses	(52,146)			(49,793)

Total assets	$7,807,953			$7,610,730

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$4,170,250	$13,947	0.67%	$4,107,750	$7,524	0.37%
Short-term borrowings	393,432	1,401	0.72	396,039	576	0.29

Total interest-bearing liabilities	4,563,682	$15,348	0.68%	4,503,789	$8,100	0.36%
Noninterest-bearing deposits	2,109,640			2,116,969
Other liabilities	38,758			28,750

Total liabilities	6,712,080			6,649,508
Shareholders’ equity	1,095,873			961,222

Total liabilities and shareholders’ equity	$7,807,953			$7,610,730

Net interest income		$144,613			$137,815

Rate Analysis:
Interest income/earning assets			4.41%			4.13%
Interest expense/earning assets			(0.42)			(0.23)

Net interest margin			3.99%			3.90%

(1)	Short-term investments are comprised of Fed Funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.

(2)	Average balances include unrealized gains and losses on available-for-sale securities.

(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.

(4)	Non-accrual loans are included in loans.

Noninterest Income
. Noninterest income for the second quarter of 2019 increased to $27.98 million compared to $25.49 million in same period in 2018. Trust fees decreased slightly to $7.03 million in the second quarter of 2019 compared with $7.07 million in the same quarter last year. We have experienced continued growth in the fair value of trust assets managed to $6.19 billion from $5.40 billion a year ago but our revenue from oil and gas management decreased by $319 thousand due to decreased volumes in oil and gas production. Real estate mortgage fees increased in the second quarter of 2019 to $4.72 million from $3.95 million in the same quarter a year ago due to an increase in the value of loans originated and additional income from the change to mandatory delivery related to sales in the secondary mortgage market (see notes 6 and 7 to the consolidated financial statements (unaudited) on pages 22 to 24). ATM, interchange and credit card fees increased 4.42% to $7.35 million compared with $7.04 million in the same quarter last year due to continued growth in debit cards. Additionally, interest on loan recoveries totaled $903 thousand for the second quarter of 2019 compared to $289 thousand for the same period in 2018 due to the collection of a larger loan that had previously been on nonaccrual and gains on the sale of securities totaled $676 thousand compared to $67 thousand in the same quarter in 2018.
Noninterest income for the
six-month
period ended June 30, 2019 was $52.41 million, an increase of $2.50 million compared to the same period in 2018. Trust fees increased slightly to $14.01 million in the first six months of 2019 compared with $13.98 million in the same period in 2018. We have experienced continued growth in the fair value of trust assets managed to $6.19 billion from $5.40 billion a year ago but our revenue from oil and gas management decreased by $323 thousand due to decreased volumes in oil and gas production. Service charges on deposits increased 2.84% to $10.55 million compared with $10.26 million in the same period last year primarily due to the continued growth in net new accounts. Real estate mortgage fees increased in the first six months of 2019 to $8.20 million compared to $6.88 million in the same period a year ago due to an increase in the value of loans originated and additional income from the change to mandatory delivery related to sales in the secondary mortgage market (see notes 6 and 7 to the consolidated financial statements (unaudited) on pages 22 to 24). ATM, interchange and credit card fees increased 1.10% to $14.19 million compared with $14.04 million in the same period last year due to continued growth in debit cards. Additionally, interest on loan recoveries totaled $1.24 million for the first six months of 2019 compared to $408 thousand in the same period in 2018 due to the collection of a larger loan that had previously been on nonaccrual. Offsetting these increases was a decrease in gains on the sale of securities which totaled $676 thousand for the first six months of 2019 compared to $1.29 million in the same period a year ago.

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
Table 3 – Noninterest Income (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	Increase (Decrease)	2018	2019	Increase (Decrease)	2018
Trust fees	$7,027	$(43)	$7,070	$14,006	$31	$13,975
Service charges on deposit accounts	5,374	(1)	5,375	10,550	291	10,259
ATM, interchange and credit card fees	7,352	311	7,041	14,192	155	14,037
Real estate mortgage operations	4,721	770	3,951	8,195	1,311	6,884
Net gain on sale of available-for-sale securities	676	609	67	676	(612)	1,288
Net gain (loss) on sale of foreclosed assets	53	34	19	122	4	118
Net gain (loss) on sale of assets	6	6	—	6	97	(91)
Interest on loan recoveries	903	614	289	1,241	833	408
Other:
Check printing fees	48	(6)	54	89	(7)	96
Safe deposit rental fees	119	(3)	122	313	(12)	325
Credit life fees	420	29	391	614	126	488
Brokerage commissions	417	(27)	444	763	(100)	863
Miscellaneous income	860	195	665	1,646	384	1,262

Total other	1,864	188	1,676	3,425	391	3,034

Total Noninterest Income	$27,976	$2,488	$25,488	$52,413	$2,501	$49,912

Noninterest Expense
. Total noninterest expense for the second quarter of 2019 was $48.30 million, an increase of $1.16 million compared to $47.15 million in the same period of 2018. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent
basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the second quarter of 2019 was 47.71% compared to 49.42% for the same quarter in 2018.
Salaries and employee benefits for the second quarter of 2019 totaled $27.39 million, an increase of $532 thousand compared to the same period in 2018. The increase was primarily driven by annual merit-based pay increases that were effective March 1, 2019. All other categories of noninterest expense for the second quarter of 2019 totaled $20.91 million, up from $20.28 million in the same quarter a year ago.

Total noninterest expense for the first six months of 2019 was $95.67 million, an increase of $730 thousand when compared to $94.94 million in the same period in 2018. Our efficiency ratio for the first six months of 2019 was 48.56%, compared to 50.57% from the same period in 2018.
Salaries and employee benefits for the first six months of 2019 totaled $54.82 million, an increase of $1.75 million when compared to the same period in 2018. The increase was primarily driven by annual pay increases that were effective March 1, 2019 and the recognition of $900 thousand in pension expense resulting from the Company’s continued efforts to terminate its frozen defined benefits pension plan.
All other categories of noninterest expense for the first six months of 2019 totaled $40.86 million, a decrease of $1.02 million when compared to the same period in 2018. Included in noninterest expense in the first six months period of 2018 were technology contract termination and conversion related costs totaling $1.55 million related to the Commercial State Bank acquisition.

Table 4 – Noninterest Expense (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	Increase (Decrease)	2018	2019	Increase (Decrease)	2018
Salaries	$20,567	$733	$19,834	$40,244	$685	$39,559
Medical	2,288	197	2,091	4,783	271	4,512
Profit sharing	1,884	(434)	2,318	3,375	(151)	3,526
Pension	19	(37)	56	42	(69)	111
401(k) match expense	701	33	668	1,425	81	1,344
Payroll taxes	1,412	52	1,360	3,009	76	2,933
Stock option and stock grant expense	523	(12)	535	1,040	(40)	1,080

Total salaries and employee benefits	27,394	532	26,862	53,918	853	53,065

Loss from partial settlement of pension plan	—	—	—	900	900	—
Net occupancy expense	2,779	(27)	2,806	5,542	(147)	5,689
Equipment expense	2,827	(613)	3,440	5,954	(1,003)	6,957
FDIC assessment fees	538	(94)	632	1,076	(123)	1,199
ATM, interchange and credit card expense	2,427	222	2,205	4,810	462	4,348
Professional and service fees	1,987	(39)	2,026	3,820	(619)	4,439
Printing, stationery and supplies	502	(110)	612	868	(230)	1,098
Operational and other losses	480	175	305	746	(125)	871
Software amortization and expense	1,287	808	479	2,210	1,207	1,003
Amortization of intangible assets	264	(120)	384	532	(239)	771

Other:
Data processing fees	352	(109)	461	767	175	592
Postage	406	(1)	407	841	1	840
Advertising	878	5	873	1,762	23	1,739
Correspondent bank service charges	176	(32)	208	347	(51)	398
Telephone	963	67	896	1,923	86	1,837
Public relations and business development	752	49	703	1,516	104	1,412
Directors’ fees	488	56	432	945	55	890
Audit and accounting fees	484	14	470	926	12	914
Legal fees	286	35	251	583	(30)	613
Regulatory exam fees	291	(16)	307	582	(50)	632
Travel	536	162	374	875	110	765
Courier expense	190	(15)	205	390	(35)	425
Other real estate owned	62	16	46	72	(14)	86
Other miscellaneous expense	1,955	195	1,760	3,768	(592)	4,360

Total other	7,819	426	7,393	15,297	(206)	15,503

Total Noninterest Expense	$48,304	$1,160	$47,144	$95,673	$730	$94,943

Balance Sheet Review
Loans
. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for
1-4
family residences and commercial real estate. The structure of loans in the real estate mortgage area generally provides re-pricing
intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of June 30, 2019, total loans held for investment were $4.04 billion, an increase of $87.32 million, as compared to December 31, 2018 balances. As compared to December 31, 2018, commercial loans decreased $31.07 million, agricultural loans increased $858 thousand, real estate loans increased $91.24 million and consumer loans increased $26.29 million. Loans averaged $4.04 billion during the second quarter of 2019, an increase of $245.71 million from the prior year second quarter average balances. Loans averaged $4.01 billion during the first six months of 2019, an increase of $235.19 million from the prior year six-month
period average balances.
Table 5 – Composition of Loans (in thousands):

	June 30,		December 31, 2018
	2019	2018
Commercial	$813,887	$775,010	$844,953
Agricultural	97,535	92,583	96,677
Real estate	2,730,585	2,567,878	2,639,346
Consumer	398,945	396,009	372,660

Total loans held-for-investment	$4,040,952	$3,831,480	$3,953,636

At June 30, 2019, our real estate loans represent approximately 67.57% of our loan portfolio and are comprised of (i)
1-4
family residence loans of 42.04%, (ii) commercial real estate loans of 29.17%, generally owner occupied, (iii) other loans, which includes ranches, hospitals and universities, of 13.12%, (iv) residential development and construction loans of 10.03%, which includes our custom and speculative home construction loans and (v) commercial development and construction loans of 5.64%.
Loans held for sale, consisting of secondary market mortgage loans, totaled $22.31 million, $24.29 million, and $21.67 million at June 30, 2019 and 2018, and December 31, 2018, respectively. At June 30, 2019 and 2018 and December 31, 2018, $3.32 million, $19.23 million and $2.49 million, respectively, are valued using the lower of cost or fair value method and the remaining amounts are valued under the fair value option method. See notes 6 and 7 to the consolidated financial statements (unaudited) related to the change to mandatory delivery for sales in the secondary mortgage market on pages 22 through 24.
Asset Quality
. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $27.86 million at June 30, 2019, as compared to $28.10 million at June 30, 2018 and $29.63 million at December 31, 2018. As a percent of loans and foreclosed assets, these assets were 0.69% at June 30, 2019, as compared to 0.73% at June 30, 2018 and 0.75% at December 31, 2018. As a percent of total assets, these assets were 0.35% at June 30, 2019, as compared to 0.37% at June 30, 2018 and 0.38% at December 31, 2018. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at June 30, 2019.

Supplemental Oil and Gas Information
. As of June 30, 2019, the Company’s exposure to the oil and gas industry totaled 2.64% of gross loans, or $107.10 million, down $6.44 million from December 31, 2018 year-end
levels, and consisted (based on collateral supporting the loan) of (i) development and production loans of 0.28%, (ii) oil and gas field servicing loans of 12.18%, (iii) real estate loans of 44.22%, (iv) accounts receivable and inventory of 3.33%, (v) automobile of 34.77% and (vi) other of 5.22%. The following oil and gas information is as of and for the quarters ended June 30, 2019 and 2018, and December 31, 2018:

	June 30,		December 31, 2018
	2019	2018
Oil and gas related loans	$107,097	$103,381	$113,536
Oil and gas related loans as a % of total loans	2.64%	2.68%	2.86%
Classified oil and gas related loans	$3,438	$5,001	$3,894
Non-accrual oil and gas related loans	$621	$1,629	$1,048
Net charge-offs for oil and gas related loans for quarter/year then ended	$—	$—	$—
Allowance for oil and gas related loans as a % of oil and gas loans	2.95%	3.48%	3.23%

Table 6 –
Non-accrual,
Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	June 30,		December 31, 2018
	2019	2018
Non-accrual loans*	$26,408	$26,685	$27,534
Loans still accruing and past due 90 days or more	300	200	1,008
Troubled debt restructured loans**	471	514	513

Nonperforming Loans	27,179	27,399	29,055
Foreclosed assets	681	705	577

Total nonperforming assets	$27,860	$28,104	$29,632

As a % of loans and foreclosed assets	0.69%	0.73%	0.75%
As a % of total assets	0.35%	0.37%	0.38%

*	Includes $464 thousand, $2.81 million and $827 thousand of purchased credit impaired loans as of June 30, 2019 and 2018, and December 31, 2018, respectively.

**	Other troubled debt restructured loans of $3.91 million, $4.33 million and $3.84 million, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual
loans at June 30, 2019 and 2018, and December 31, 2018, respectively.

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

Provision and Allowance for Loan Losses
. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see note 5 to our notes to the consolidated financial statements (unaudited). The provision for loan losses was $600 thousand for the second quarter of 2019, as compared to $1.11 million for the second quarter of 2018. The provision for loan losses was $1.57 million for the six-month
period ended June 30, 2019 as compared to $2.42 million for the same period in 2018. The continued provision for loan losses in 2019 and 2018 reflects primarily the growth in the loan portfolio. As a percent of average loans, net loan charge-offs were 0.04% for the second quarter of 2019, as compared to 0.07% for the second quarter of 2018. As a percentage of average loans, net loan charge-offs were 0.05% for the first six months of 2019, as compared to 0.03% for the first six months of 2018. The allowance for loan losses as a percent of loans was 1.28% as of June 30, 2019, as compared to 1.30% as of June 30, 2018 and 1.29% as of December 31, 2018. Included in Table 7 is further analysis of our allowance for loan losses.
Table 7 – Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Allowance for loan losses at period-end	$51,820	$49,951	$51,820	$49,951
Loans held for investment at period-end	4,040,952	3,831,480	4,040,952	3,831,480
Average loans for period	4,043,055	3,797,341	4,008,275	3,773,085
Net charge-offs/average loans (annualized)	0.04%	0.07%	0.05%	0.03%
Allowance for loan losses/period-end loans	1.28%	1.30%	1.28%	1.30%
Allowance for loan losses/non-accrual loans, past due 90 days still accruing and restructured loans	190.66%	182.31%	190.66%	182.31%

Interest-Bearing Deposits in Banks.
At June 30, 2019, our interest-bearing deposits in banks were $129.61 million compared to $100.96 million at June 30, 2018 and $42.27 million at December 31, 2018, respectively. At June 30, 2019, interest-bearing deposits in banks included $960 thousand invested in FDIC-insured certificates of deposit, $128.13 million maintained at the Federal Reserve Bank of Dallas and $525 thousand on deposit with the Federal Home Loan Bank of Dallas (“FHLB”).
Available-for-Sale and Held-to-Maturity Securities
. At June 30, 2019, securities with a fair value of $3.26 billion were classified as securities available-for-sale.
As compared to December 31, 2018, the
available-for-sale
portfolio at June 30, 2019
reflected (i) an increase in U.S. Treasury securities of $58 thousand, (ii) a decrease of $301 thousand in obligations of U.S. government sponsored enterprises and agencies, (iii) a decrease of $100.66 million in obligations of states and political subdivisions, (iv) a decrease of $104 thousand in corporate bonds and other, and (v) an increase of $201.72 million in mortgage-backed securities. The shift to mortgage-backed securities from obligations of state and political subdivisions was due to the change in the federal income tax rate of 21% from 35% effective January 1, 2018. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.
See note 4 to the consolidated financial statements (unaudited) for additional disclosures relating to the investment portfolio at June 30, 2019 and 2018, and December 31, 2018.

Table 8 – Maturities and Yields of
Available-for-Sale
Securities Held at June 30, 2019 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$10,020	2.52%	$—	—%	$—	—%	$—	—%	$10,020	2.52%
Obligations of states and political subdivisions	152,730	4.73	506,714	4.35	495,582	3.98	2,188	5.66	1,157,214	4.24
Corporate bonds and other securities	4,467	2.44	227	2.65	—	—	—	—	4,694	2.45
Mortgage-backed securities	27,992	2.14	1,337,484	2.62	722,088	2.98	—	—	2,087,564	2.74

Total	$195,209	4.19%	$1,844,425	3.09%	$1,217,670	3.39%	$2,188	5.66%	$3,259,492	3.27%

All yields are computed on a
tax-equivalent
basis assuming a marginal tax rate of 21%. Yields on
available-for-sale
securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.
As of June 30, 2019, the investment portfolio had an overall tax equivalent yield of 3.27%, a weighted average life of 4.14 years and modified duration of 3.70 years.
Deposits
. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $6.37 billion as of June 30, 2019, as compared to $6.21 billion as of June 30, 2018 and $6.18 billion as of December 31, 2018. Table 9 provides a breakdown of average deposits and rates paid for the three-month and six-month
periods ended June 30, 2019 and 2018, respectively.
Table 9 – Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended June 30,
	2019		2018
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$2,136,264	—%	$2,121,902	—%
Interest-bearing deposits:
Interest-bearing checking	2,054,770	0.77	2,059,587	0.54
Savings and money market accounts	1,705,154	0.56	1,536,899	0.23
Time deposits under $100,000	188,188	0.69	207,518	0.19
Time deposits of $100,000 or more	248,011	1.04	272,518	0.40

Total interest-bearing deposits	4,196,123	0.70%	4,076,522	0.39%

Total average deposits	$6,332,387		$6,198,424

	Six Months Ended June 30,
	2019		2018
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$2,109,640	—%	$2,116,969	—%
Interest-bearing deposits:
Interest-bearing checking	2,056,068	0.74	2,093,746	0.50
Savings and money market accounts	1,675,909	0.56	1,534,025	0.21
Time deposits under $100,000	189,921	0.62	211,319	0.19
Time deposits of $100,000 or more	248,352	0.94	268,660	0.38

Total interest-bearing deposits	4,170,250	0.67%	4,107,750	0.37%

Total average deposits	$6,279,890		$6,224,719

Borrowings.
Included in borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $362.01 million, $456.94 million and $468.71 million at June 30, 2019 and 2018 and December 31, 2018, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the borrowings. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $378.39 million and $434.24 million in the second quarter of 2019 and 2018, respectively. The weighted average interest rates paid on these borrowings were 0.72% and 0.43% for the second quarters of 2019 and 2018, respectively. The average balances of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was $393.43 million and $396.04 million for the six-month
periods ended June 30, 2019 and 2018, respectively. The weighted average interest rate on these short-term borrowings was 0.72% and 0.29% for the first six months of 2019 and 2018, respectively.
Capital Resources
We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.
Total shareholders’ equity was $1.16 billion, or 14.60% of total assets at June 30, 2019, as compared to $985.63 million or 12.82% of total assets at June 30, 2018 and $1.05 billion, or 13.62% of total assets at December 31, 2018. Included in shareholders’ equity at June 30, 2019 and 2018 and December 31, 2018, were $60.57 million, ($8.52) million and $4.17 million, respectively, in unrealized gains (losses) on investment securities available-for-sale,
net of related income taxes. For the second quarter of 2019, total shareholders’ equity averaged $1.12 billion, or 14.25% of average assets, as compared to $972.27 million, or 12.73% of average assets, during the same period in 2018. For the six months ended June 30, 2019, total shareholders’ equity averaged $1.10 billion or 14.04%, as compared to $961.22 million or 12.63% of total assets during the same period in 2018.
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

Beginning in January 2016, under the Basel III regulatory capital framework, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reached 2.50% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.
As of June 30, 2019 and 2018, and December 31, 2018, we had a total capital to risk-weighted assets ratio of 21.16%, 19.81% and 20.61%, a Tier 1 capital to risk-weighted assets ratio of 20.04%, 18.68% and 19.47%; a common equity Tier 1 to risk-weighted assets ratio of 20.04%, 18.68% and 19.47% and a leverage ratio of 12.29%, 11.14% and 11.85%, respectively. The regulatory capital ratios as of June 30, 2019 and 2018, and December 31, 2018 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.
The regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III Fully Phased-In*		Required to be Considered Well- Capitalized
As of June 30, 2019:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$995,299	21.16%	$493,803	10.50%	—	N/A
First Financial Bank, N.A	$901,188	19.21%	$492,484	10.50%	$469,032	10.00%

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$942,670	20.04%	$399,745	8.50%	—	N/A
First Financial Bank, N.A	$848,560	18.09%	$398,677	8.50%	$375,226	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$942,670	20.04%	$329,202	7.00%	—	N/A
First Financial Bank, N.A	$848,560	18.09%	$328,323	7.00%	$304,871	6.50%

Leverage Ratio:
Consolidated	$942,760	12.29%	$306,707	4.00%	—	N/A
First Financial Bank, N.A	$848,560	11.11%	$305,515	4.00%	$381,893	5.00%

*	At June 30, 2019, the capital conservation buffer under Basel III has been fully phased-in.

	Actual		Minimum Capital Required Under Basel III Phase-In		Minimum Capital Required-Basel III Fully Phased-In		Required to be Considered Well- Capitalized
As of June 30, 2018:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$884,279	19.81%	$440,691	9.875%	$468,583	10.50%	—	N/A
First Financial Bank, N.A	$813,002	18.27%	$439,561	9.875%	$467,349	10.50%	$445,095	10.00%

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$833,669	18.68%	$351,437	7.875%	$379,329	8.50%	—	N/A
First Financial Bank, N.A	$762,393	17.13%	$350,512	7.875%	$378,330	8.50%	$356,076	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$833,669	18.68%	$284,497	6.375%	$312,389	7.00%	—	N/A
First Financial Bank, N.A	$762,393	17.13%	$283,748	6.375%	$311,566	7.00%	$289,311	6.50%

Leverage Ratio:
Consolidated	$833,669	11.14%	$299,364	4.00%	$299,364	4.00%	—	N/A
First Financial Bank, N.A	$762,393	10.23%	$298,235	4.00%	$298,235	4.00%	$372,794	5.00%

	Actual		Minimum Capital Required Under Basel III Phase-In		Minimum Capital Required-Basel III Fully Phased-In		Required to be Considered Well- Capitalized
As of December 31, 2018:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$940,026	20.61%	$450,459	9.875%	$478,969	10.50%	—	N/A
First Financial Bank, N.A	$824,428	18.12%	$449,350	9.875%	$477,790	10.50%	$455,038	10.00%

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$888,015	19.47%	$359,226	7.875%	$387,737	8.50%	—	N/A
First Financial Bank, N.A	$772,417	16.97%	$358,342	7.875%	$386,782	8.50%	$364,030	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$888,015	19.47%	$290,802	6.375%	$319,312	7.00%	—	N/A
First Financial Bank, N.A	$772,417	16.97%	$290,087	6.375%	$318,526	7.00%	$295,775	6.50%

Leverage Ratio:
Consolidated	$888,015	11.85%	$299,682	4.00%	$299,682	4.00%	—	N/A
First Financial Bank, N.A	$772,417	10.35%	$298,576	4.00%	$298,576	4.00%	$373,220	5.00%

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

As of June 30, 2019, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 2.97% and 5.12%, respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 3.09% and 7.31%, respectively, relative to the current financial statement structure over the next twelve months. We consider the likelihood of a decrease in interest rates beyond 100 basis points as of June 30, 2019 remote despite the Federal Reserve’s comments suggesting that rates may be cut during the second half of 2019. Our model simulation as of June 30, 2019 indicates that our balance sheet is relatively asset/liability neutral. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end
will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price
in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.
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
Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated
banks totaling $130.00 million. At June 30, 2019, no amounts were drawn on these lines of credit. Our subsidiary bank also has available a line of credit with the FHLB totaling $1.23 billion at June 30, 2019, secured by portions of our loan portfolio and certain investment securities. At June 30, 2019, the Company had no advances or letters of credit outstanding under this line of credit.

The Company renewed its loan agreement, effective June 30, 2019, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2021, interest is paid quarterly at
The Wall Street Journal
Prime Rate and the line of credit matures June 30, 2021. If a balance exists at June 30, 2021, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at
The Wall Street Journal
Prime Rate. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing
asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at June 30, 2019. There was no outstanding balance under the line of credit as of June 30, 2019 or December 31, 2018.
In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $77.85 million at June 30, 2019, investment securities which totaled $6.35 million at June 30, 2019 and mature over 9 to 12 years, available dividends from our subsidiaries which totaled $253.40 million at June 30, 2019, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.
Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of June 30, 2019, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Off-Balance Sheet Arrangements.
We are a party to financial instruments with
off-balance
sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our consolidated balance sheets.
Our exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for unfunded lines of credit, commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. We generally use the same credit policies in making commitments and conditional obligations as we do for on-balance
sheet instruments.
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
Table 10 – Commitments as of June 30, 2019 (in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$695,824
Unfunded commitments to extend credit	367,270
Standby letters of credit	32,148

Total commercial commitments	$1,095,242

We believe we have no other
off-balance
sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.
Parent Company Funding
. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At June 30, 2019, approximately $253.40 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $4.00 million and $3.80 million for the six-month
periods ended June 30, 2019 and 2018, respectively.
Dividends
. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 38.00% and 37.50% of net earnings for the first six months of 2019 and 2018, respectively. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy. On April 23, 2019 the Board of Directors declared a $0.12 per share cash dividend (post stock split) for the second quarter of 2019, a 14.3% increase over 2018.
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

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule
13a-15(e)
or
15d-15(e)
of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.
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
Third Amendment to Loan Agreement, dated June 30, 2019, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed July 1, 2019).

10.7	—
2015 Restricted Stock Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 2, 2015).++

10.8	—	Form of Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 29, 2018).++

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.+

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.+

101.INS	—	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	—	XBRL Taxonomy Extension Schema Document.*

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.*
*	Filed herewith
+	Furnished herewith. This Exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	Management contract or compensatory plan on arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.

Date: July 30, 2019	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: July 30, 2019	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and
Chief Financial Officer