Form 10-Q
period 2019-09-30
FIRST FINANCIAL BANKSHARES INC
filed 2019-10-29
CIK 36029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
Commission file number
0-7674

FIRST FINANCIAL BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Texas	75-0944023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Pine Street, Abilene, Texas	79601
(Address of principal executive offices)	(Zip Code)

(325)
627-7155
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	FFIN	NASDAQ Global Select Market

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
of the Act).    Yes
☐
    No
☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 29, 2019
Common Stock, $0.01 par value per share	135,844,644

TABLE OF

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company” or “we”) at September 30, 2019 and 2018 and December 31, 2018, and the consolidated statements of earnings, comprehensive earnings and shareholders’ equity for the three and nine months ended September 30, 2019 and 2018, and the consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018, follow on pages
3
through
8
.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,		December 31,
	2019	2018	2018
ASSETS	(Unaudited)
CASH AND DUE FROM BANKS	$198,855	$164,998	$207,835
INTEREST-BEARING DEPOSITS IN BANKS	31,410	34,511	40,812

Total cash and cash equivalents	230,265	199,509	248,647
INTEREST-BEARING TIME DEPOSITS IN BANKS	—	1,458	1,458
SECURITIES AVAILABLE-FOR-SALE, at fair value	3,397,156	3,144,367	3,158,777
LOANS:
Held for investment	4,100,316	3,867,040	3,953,636
Less - allowance for loan losses	(51,889)	(50,871)	(51,202)

Net loans held for investment	4,048,427	3,816,169	3,902,434
Held-for-sale ($39,735, $15,955 and $19,185 at fair value at September 30, 2019 and 2018 and December 31, 2018, respectively)	40,499	18,496	21,672

Net loans	4,088,926	3,834,665	3,924,106
BANK PREMISES AND EQUIPMENT, net	132,367	130,815	133,421
INTANGIBLE ASSETS	173,905	174,907	174,683
OTHER ASSETS	91,220	85,510	90,762

Total assets	$8,113,839	$7,571,231	$7,731,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$2,210,997	$2,146,984	$2,116,107
INTEREST-BEARING DEPOSITS	4,186,686	3,998,298	4,064,282

Total deposits	6,397,683	6,145,282	6,180,389
DIVIDENDS PAYABLE	16,299	14,216	14,227
BORROWINGS	400,155	380,760	468,706
OTHER LIABILITIES	94,604	35,234	15,237

Total liabilities	6,908,741	6,575,492	6,678,559

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
C ommon stock—($ 0.01 par value, authorized 200,000,000 shares; 135,822,456, 67,693,586 and 67,753,133 shares issued at September 30, 2019 and 2018 and December 31, 2018, respectively)	1,358	677	678
Capital surplus	448,968	440,589	443,114
Retained earnings	682,575	582,449	606,658
Treasury stock (shares at cost: 928,287, 471,070 and 467,811 at September 30, 2019 and 2018 and December 31, 2018, respectively)	(8,042)	(7,512)	(7,507)
Deferred compensation	8,042	7,512	7,507
Accumulated other comprehensive earnings (loss)	72,197	(27,976)	2,845

Total shareholders’ equity	1,205,098	995,739	1,053,295

Total liabilities and shareholders’ equity	$8,113,839	$7,571,231	$7,731,854

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
INTEREST INCOME:
Interest and fees on loans	$57,123	$51,428	$166,095	$147,279
Interest on investment securities:
Taxable	14,292	12,593	41,505	36,666
Exempt from federal income tax	8,795	9,558	27,801	29,882
Interest on federal funds sold and interest-bearing deposits in banks	381	470	1,668	1,382

Total interest income	80,591	74,049	237,069	215,209
INTEREST EXPENSE:
Interest on deposits	7,123	4,330	21,070	11,854
Other	830	293	2,231	869

Total interest expense	7,953	4,623	23,301	12,723

Net interest income	72,638	69,426	213,768	202,486
PROVISION FOR LOAN LOSSES	450	1,450	2,015	3,865

Net interest income after provision for loan losses	72,188	67,976	211,753	198,621

NONINTEREST INCOME:
Trust fees	7,051	7,291	21,057	21,265
Service charges on deposit accounts	5,629	5,690	16,179	15,950
ATM, interchange and credit card fees	7,728	7,533	21,920	21,570
Real estate mortgage operations	5,733	4,834	13,928	11,718
Net gain on sale of available-for-sale securities (includes $52 and $58 for the three months ended September 30, 2019 and 2018, respectively, and $728 and $1,346 for the nine months ended September 30, 2019 and 2018, respectively, related to accumulated other comprehensive earnings reclassifications)	52	58	728	1,346
Net gain on sale of foreclosed assets	71	84	193	201
Net gain (loss) on sale of assets	235	(61)	241	(152)
Interest on loan recoveries	575	199	1,815	607
Other	1,595	1,427	5,020	4,461

Total noninterest income	28,669	27,055	81,081	76,966
NONINTEREST EXPENSE:
Salaries and employee benefits	28,550	26,377	82,468	79,442
Loss from partial settlement of pension plan	—	—	900	—
Net occupancy expense	2,830	2,900	8,372	8,589
Equipment expense	2,225	2,629	7,009	7,548
FDIC insurance premiums	15	570	1,091	1,768
ATM, interchange and credit card expenses	2,627	2,344	7,437	6,692
Professional and service fees	1,902	2,174	5,721	6,613
Printing, stationery and supplies	480	387	1,348	1,485
Operational and other losses	507	981	1,253	1,852
Software amortization and expense	1,767	1,393	5,147	4,433
Amortization of intangible assets	246	279	778	1,049
Other	7,761	7,472	23,059	22,977

Total noninterest expense	48,910	47,506	144,583	142,448

EARNINGS BEFORE INCOME TAXES	51,947	47,525	148,251	133,139
INCOME TAX EXPENSE (includes $11 and $12 for the three months ended September 30, 2019 and 2018, respectively, and $153 and $283 for the nine months ended September 30, 2019 and 2018, respectively, related to income tax expense from reclassification items)	8,867	7,475	24,827	20,937

NET EARNINGS	$43,080	$40,050	$123,424	$112,202
EARNINGS PER SHARE, BASIC	$0.32	$0.30	$0.91	$0.83
EARNINGS PER SHARE, ASSUMING DILUTION	$0.32	$0.29	$0.91	$0.83
DIVIDENDS PER SHARE	$0.12	$0.11	$0.35	$0.31

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET EARNINGS	$43,080	$40,050	$123,424	$112,202
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
C hange in unrealized gain (loss) on investment securities available-for-sale, before income taxes	16,446	(20,930)	88,517	(75,236)
Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(52)	(58)	(728)	(1,346)

Total other items of comprehensive earnings	16,394	(20,988)	87,789	(76,582)
Income tax benefit (expense) related to other items of comprehensive earnings	(3,444)	4,407	(18,437)	16,082
Reclassification of certain income tax effects related to the change in the U.S. statutory federal incoem tax rate under the Tax Cuts and Jobs Act to retained earnings .	—	—	—	5,759

COMPREHENSIVE EARNINGS	$56,030	$23,469	$192,776	$57,461

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity
Balances at June 30, 2018 (unaudited)	67,669,658	$677	$439,731	$556,615	(491,170)	$(7,419)	$7,419	$(11,395)	$985,628
Net earnings (unaudited)	—	—	—	40,050	—	—	—	—	40,050
Stock option exercises (unaudited)	23,928	—	481	—	—	—	—	—	481
Cash dividends declared, $0.11 per share (unaudited)	—	—	—	(14,216)	—	—	—	—	(14,216)
Change in unrealized loss in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(16,581)	(16,581)
Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	20,100	(93)	93	—	—
Stock option expense (unaudited)	—	—	377	—	—	—	—	—	377
Balances at September 30, 2018 (unaudited)	67,693,586	$677	$440,589	$582,449	(471,070)	$(7,512)	$7,512	$(27,976)	$995,739
Balances at June 30, 2019 (unaudited)	135,809,224	$1,358	$448,349	$655,794	(929,441)	$(7,823)	$7,823	$59,247	$1,164,748
Net earnings (unaudited)	—	—	—	43,080	—	—	—	—	43,080
Stock option exercises (unaudited)	13,232	—	188	—	—	—	—	—	188
Cash dividends declared, $0.12 per share (unaudited)	—	—	—	(16,299)	—	—	—	—	(16,299)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	12,950	12,950
Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	1,154	(219)	219	—	—
Stock option expense (unaudited)	—	—	431	—	—	—	—	—	431
Balances at September 30, 2019 (unaudited)	135,822,456	$1,358	$448,968	$682,575	(928,287)	$(8,042)	$8,042	$72,197	$1,205,098

6	(continued)

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity
Balances at December 31, 2017	66,260,444	$663	$378,062	$517,257	(495,964)	$(7,148)	$7,148	$26,786	$922,768
Net earnings (unaudited)	—	—	—	112,202	—	—	—	—	112,202
Stock option exercises (unaudited)	133,061	1	2,799	—	—	—	—	—	2,800
Restricted stock grant (unaudited)	10,710	—	523	—	—	—	—	—	523
Cash dividends declared, $0.31 per share (unaudited)	—	—	—	(41,272)	—	—	—	—	(41,272)
Stock issued in acquisition of Commercial Bancshares, Inc.	1,289,371	13	58,074	—	—	—	—	—	58,087
Change in unrealized loss in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(60,500)	(60,500)
Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	24,894	(364)	364	—	—
Stock option expense (unaudited)	—	—	1,131	—	—	—	—	—	1,131
Reclassification of certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act to retained earnings	—	—	—	(5,759)	—	—	—	5,759	—
Reclassification of unrealized gain in equity securities at December 31, 2017 from accumulated other comprehensive earnings to retained earnings (unaudited)	—	—	—	21	—	—	—	(21)	—

Balances at September 30 , 2018 (unaudited)	67,693,586	$677	$440,589	$582,449	(471,070)	$(7,512)	$7,512	$(27,976)	$995,739

Balances at December 31, 2018	67,753,133	$678	$443,114	$606,658	(467,811)	$(7,507)	$7,507	$2,845	$1,053,295
Net earnings (unaudited)	—	—	—	123,424	—	—	—	—	123,424
Stock option exercises (unaudited)	185,779	2	3,491	—	—	—	—	—	3,493
Restricted stock grant (unaudited)	43,334	—	1,307	—	—	—	—	—	1,307
Cash dividends declared, $0.35 per share (unaudited)	—	—	—	(46,829)	—	—	—	—	(46,829)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	69,352	69,352
Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	3,863	(535)	535	—	—
Stock option expense (unaudited)	—	—	1,056	—	—	—	—	—	1,056
Two-for-one stock spllit in the form of a 100% stock dividend (unaudited)	67,840,210	678	—	(678)	(464,339)	—	—	—	—

Balances at September 30, 2019 (unaudited)	135,822,456	$1,358	$448,968	$682,575	(928,287)	$(8,042)	$8,042	$72,197	$1,205,098

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$123,424	$112,202
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,730	9,554
Provision for loan losses	2,015	3,865
Securities premium amortization (discount accretion), net	18,690	21,005
Gain on sale of assets, net	(1,312)	(1,254)
Deferred federal income tax benefit	1,720	8,107
Change in loans held-for-sale	(18,491)	(2,928)
Change in other assets	1,789	2,699
Change in other liabilities	9,097	5,653

Total adjustments	22,238	46,701

Net cash provided by operating activities	145,662	158,903

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition of Commercial Bancshares, Inc.	—	18,653
Net decrease in interest-bearing time deposits in banks	1,458	—
Activity in available-for-sale securities:
Sales	67,404	220,259
Maturities	4,342,074	3,354,571
Purchases	(4,526,709)	(3,650,127)
Net increase in loans	(149,553)	(116,860)
Purchases of bank premises and equipment and other assets	(7,541)	(12,381)
Proceeds from sale of bank premises and equipment and other assets	1,344	810

Net cash used in investing activities	(271,523)	(185,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	94,890	(56,706)
Net increase (decrease) in interest-bearing deposits	122,404	(102,875)
Net increase (decrease) in borrowings	(68,551)	49,760
Common stock transactions:
Proceeds from stock issuances	3,493	2,800
Dividends paid	(44,757)	(39,645)

Net cash provided by (used in) financing activities	107,479	(146,666)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,382)	(172,838)
CASH AND CASH EQUIVALENTS, beginning of period	248,647	372,347

CASH AND CASH EQUIVALENTS, end of period	$230,265	$199,509

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$22,963	$12,617
Federal income taxes paid	22,141	20,351
Transfer of loans and bank premises to other real estate	1,208	126
Investment securities purchased but not settled	51,181	13,453
Restricted stock grant to officers and directors	1,307	523
Stocks issued in acquisition of Commercial Bancshares, Inc.	—	58,087

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
Through our subsidiary bank, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of September 30, 2019, we had 73 financial centers across Texas, with eleven locations in Abilene, three locations in Weatherford, two locations in Cleburne, Conroe, San Angelo, Stephenville and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Cut and Shoot, Decatur, Eastland, El Campo, Fort Worth, Fulshear, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Kingwood, Magnolia, Mauriceville, Merkel, Midlothian, Mineral Wells, Montgomery, Moran, New Waverly, Newton, Odessa, Orange, Palacios, Port Arthur, Ranger, Rising Star, Roby, Southlake, Spring, Sweetwater, Tomball, Trent, Trophy Club, Vidor, Waxahachie, Willis and Willow Park, all in Texas. Our trust subsidiary has eight locations which are located in Abilene, Fort Worth, Houston, Odessa, Beaumont, San Angelo, Stephenville and Sweetwater.
In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form
10-K,
for the year ended December 31, 2018. All adjustments were of a normal recurring nature. However, the results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the year ending December 31, 2019, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the financial statement date. Actual results could vary. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under U.S. Securities and Exchange Commission (“SEC”) rules and regulations.
In addition, certain reclassifications have been made to the 2018 statements of earnings to conform to the 2019 presentation.
 The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.
Goodwill and other intangible assets are evaluated annually for impairment as of the end of the second quarter. No such impairment has been noted in connection with the current or any prior evaluations.
Note 2
 –
Stock Split and Stock Repurchase
On April 23, 2019, the Company’s Board of Directors declared a two-for-one stock split of a the Company’s outstanding common shares with
a record date of May 15, 2019 that was distributed on June 3, 2019. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares to be issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock in the consolidated financial statements as of and for the three months ended March 31, 2019 and as of and for the nine months ended September 30, 2019.
On July 25, 2017, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 common shares through September 30, 2020. The shares buyback plan authorizes management to repurchase the shares at such time as repurchases are considered beneficial to shareholders. Any repurchase of shares will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through September 30, 2019, no shares were repurchased under this authorization.

Note 3—Earnings Per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three months ended September 30, 2019 and 2018, the Company assumes that all dilutive outstanding options to purchase common shares have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of these outstanding options and the restricted shares is reflected by application of the treasury stock method, whereby the proceeds from exercised options and restricted shares are assumed to be used to purchase common shares at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended September 30, 2019 and 2018 were 135,693,901 and 135,270,116 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the nine months ended September 30, 2019 and 2018 were 135,613,646 and 135,173,686. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended September 30, 2019 and 2018 were 136,369,328 and 136,107,448 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the nine months ended September 30, 2019 and 2018 were 136,274,342 and 135,896,840. For the three and nine months ended September 30, 2019 and 2018, there were no stock options that were anti-dilutive that have been excluded from the EPS calculation.
Note 4—Interest-bearing Time Deposits in Banks and Securities
Interest-bearing time deposits in banks totaled $
1,458
,000 at both September 30, 2018 and December 31, 2018,
respectively, and had original maturities ranging from one to six months. At September 30, 2019, all interest-bearing time deposits in banks have matured.
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
A summary of the Company’s
available-for-sale
securities follows (in thousands):

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
U.S. Treasury securities	$9,990	$31	$—	$10,021
Obligations of states and political subdivisions	1,182,549	59,734	(86)	1,242,197
Corporate bonds and other	4,643	87	—	4,730
Residential mortgage-backed securities	1,597,807	27,001	(1,428)	1,623,380
Commercial mortgage-backed securities	509,019	8,069	(260)	516,828

Total securities available-for-sale	$3,304,008	$94,922	$(1,774)	$3,397,156

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
U.S. Treasury securities	$9,964	$—	$(35)	$9,929
Obligations of U.S. government sponsored enterprises and agencies	303	—	(1)	302
Obligations of states and political subdivisions	1,174,320	21,664	(4,097)	1,191,887
Corporate bonds and other	4,860	—	(121)	4,739
Residential mortgage-backed securities	1,533,302	912	(39,908)	1,494,306
Commercial mortgage-backed securities	453,495	8	(10,299)	443,204

Total securities available-for-sale	$3,176,244	$22,584	$(54,461)	$3,144,367

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
U.S. Treasury securities	$9,970	$—	$(8)	$9,962
Obligations of U.S. government sponsored enterprises and agencies	301	—	—	301
Obligations of states and political subdivisions	1,229,828	30,013	(1,970)	1,257,871
Corporate bonds and other	4,875	—	(77)	4,798
Residential mortgage-backed securities	1,472,228	3,928	(21,611)	1,454,545
Commercial mortgage-backed securities	436,366	670	(5,736)	431,300

Total securities available-for-sale	$3,153,568	$34,611	$(29,402)	$3,158,777

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at September 30, 2019 were computed by using scheduled amortization of balances and historical prepayment rates. At September 30, 2019 and 2018, and December 31, 2018, the Company did not hold CMOs that entail higher risks than standard mortgage-backed securities.
The amortized cost and estimated fair value of
available-for-sale
securities at September 30, 2019 by contractual and expected maturity, are shown below (in thousands):

	Amortized	Estimated
	Cost Basis	Fair Value
Due within one year	$207,121	$208,899
Due after one year through five years	494,764	520,494
Due after five years through ten years	493,565	525,301
Due after ten years	1,732	2,254
Mortgage-backed securities	2,106,826	2,140,208
Total	$3,304,008	$3,397,156

The following tables disclose the Company’s investment securities that have been in a continuous unrealized-loss
position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
September 30, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$11,140	$86	$828	$—	$11,968	$86
Residential mortgage-backed securities	91,850	75	146,449	1,353	238,299	1,428
Commercial mortgage-backed securities	42,310	115	74,873	145	117,183	260

Total	$145,300	$276	$222,150	$1,498	$367,450	$1,774

	Less than 12 Months		12 Months or Longer		Total
September 30, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury Securities	$9,929	$35	$—	$—	$9,929	$35
Obligations of U.S. government sponsored enterprises and agencies	302	1	—	—	302	1
Obligations of states and political subdivisions	184,265	2,165	44,750	1,932	229,015	4,097
Corporate bonds and other	4,399	110	449	11	4,848	121
Residential mortgage-backed securities	962,320	20,850	461,227	19,058	1,423,547	39,908
Commercial mortgage-backed securities	270,375	5,908	167,368	4,391	437,743	10,299

Total	$1,431,590	$29,069	$673,794	$25,392	$2,105,384	$54,461

	Less than 12 Months		12 Months or Longer		Total
December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$9,962	$8	$—	$—	$9,962	$8
Obligations of U.S. government sponsored enterprises and agencies	—	—	301	—	301	—
Obligations of state and political subdivisions	27,489	107	114,461	1,863	141,950	1,970
Corporate bonds and other	4,348	68	450	9	4,798	77
Residential mortgage-backed securities	119,584	483	922,289	21,128	1,041,873	21,611
Commercial mortgage-backed securities	1,994	5	343,015	5,731	345,009	5,736

Total	$163,377	$671	$1,380,516	$28,731	$1,543,893	$29,402

The number of investments in an unrealized loss position totaled 77 at September 30, 2019. We do not believe these unrealized losses are “other-than-temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making this determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at September 30, 2019 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At September 30, 2019, 85.33% of our available-for-sale
securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 36.22% are guaranteed by the Texas Permanent School Fund.
At September 30, 2019, $2,112,193,000 of the Company’s securities were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.
During the three months ended September 30, 2019 and 2018, sales of investment securities that were classified as available-for-sale
totaled $1,352,000 and $71,134,000, respectively. Gross realized gains from security sales during the third quarter of 2019 and 2018 totaled $54,000 and $348,000, respectively. Gross realized losses from security sales during third quarter of 2019 and 2018 totaled $2,000 and $290,000, respectively.
During the nine months ended September 30, 2019 and 2018, sales of investment securities classified as available-for-sale
totaled $67,404,000 and $220,259,000, respectively. Gross realized gains from security sales during the nine-month periods ended September 30, 2019 and 2018 totaled $747,000 and $1,877,000, respectively. Gross realized losses from security sales during the nine-month periods ended September 30, 2019 and 2018 totaled $19,000 and $531,000, respectively.
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
The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral less cost to sell. Other loan impairments for non-collateral
dependent loans are measured based on the present value of expected future cash flows or the loan’s observable market price. At September 30, 2019 and 2018, and December 31, 2018, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral less cost to sell.
From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. For all impaired loans, including the Company’s troubled debt restructurings, the Company performs a periodic, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment to assess the likelihood that all principal and interest payments required under the terms of the agreement will be collected in full. When doubt exists about the ultimate collectability of principal and interest, the troubled debt restructuring remains on non-accrual
status and payments received are applied to reduce principal to the extent necessary to eliminate such doubt. This determination of accrual status is judgmental and is based on facts and circumstances related to each troubled debt restructuring. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral, modified loan terms and cash flow. As of September 30, 2019 and 2018 and December 31, 2018, substantially all of the Company’s troubled debt restructured loans are included in the non-accrual
totals.
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

Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their acquisition fair value, which includes a credit component at the acquisition date, was based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the discounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on nonaccrual. Subsequent to the acquisition date, increases in expected cash flows will generally result in a recovery of any previously recorded allowance for loan loss, to the extent applicable, and/or a reclassification from the nonaccretable difference to accretable yield, which will be recognized prospectively. Decreases in expected cash flows subsequent to acquisition are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at September 30, 2019 and 2018 and December 31, 2018 were $342,000, $2,947,000 and $827,000, respectively, compared to a contractual balance of $605,000, $3,898,000 and $1,157,000, respectively. Other purchased credit impaired loan disclosures were omitted due to immateriality.

Loans
held-for-investment
by class of financing receivables are as follows (in thousands):

	September 30,		December 31,
	2019	2018	2018
Commercial	$836,644	$773,924	$844,953
Agricultural	102,054	93,953	96,677
Real estate	2,749,552	2,614,929	2,639,346
Consumer	412,066	384,234	372,660

Total loans held-for-investment	$4,100,316	$3,867,040	$3,953,636

The Company’s
non-accrual
loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	September 30,		December 31,
	2019	2018	2018
Non-accrual loans*	$25,717	$25,587	$27,534
Loans still accruing and past due 90 days or more	104	88	1,008
Troubled debt restructured loans**	27	513	513

Total	$25,848	$26,188	$29,055

*	Includes $342,000, $2,947,000 and $827,000 of purchased credit impaired loans as of September 30, 2019 and 2018, and December 31, 2018, respectively.
**	Troubled debt restructured loans of $3,983,000, $4,577,000 and $3,840,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual
loans at September 30, 2019 and 2018, and December 31, 2018, respectively.
The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

September 30, 2019		September 30, 2018		December 31, 2018
Re corded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$25,717	$4,194	$25,587	$4,988	$27,534	$4,069

The Company had $27,212,000, $26,859,000 and $29,632,000 in
non-accrual,
past due 90 days or more and still accruing, restructured loans and foreclosed assets at September 30, 2019 and 2018, and December 31, 2018, respectively.
Non-accrual
loans at September 30, 2019 and 2018, and December 31, 2018, consisted of the following by class of financing receivables (in thousands):

	September 30,		December 31,
	2019	2018	2018
Commercial	$8,802	$6,961	$9,334
Agricultural	1,502	1,046	759
Real estate	15,095	16,682	16,714
Consumer	318	898	727

Total	$25,717	$25,587	$27,534

No significant additional funds are committed to be advanced in connection with impaired loans as of September 30, 2019.
The Company’s impaired loans and related allowance are summarized in the following tables by class of financing receivables (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

September 30, 2019	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year –to- D ate Average Recorded Investment	Three- Month Average Recorded Investment
Commercial	$10,250	$5,885	$2,917	$8,802	$1,448	$9,586	$9,263
Agricultural	1,701	406	1,096	1,502	247	1,707	1,609
Real Estate	22,535	4,143	10,952	15,095	2,314	16,739	15,577
Consumer	444	9	309	318	185	416	346

Total	$34,930	$10,443	$15,274	$25,717	$4,194	$28,448	$26,795

*	Includes $342,000 of purchased credit impaired loans.

September 30, 201 8	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year –to-Date Average Recorded Investment	Three- Month Average Recorded Investment
Commercial	$9,276	$3,467	$3,494	$6,961	$1,412	$8,339	$7,669
Agricultural	1,062	—	1,046	1,046	528	1,506	1,101
Real Estate	22,513	4,215	12,467	16,682	2,652	18,688	17,762
Consumer	1,088	50	848	898	396	1,012	942

Total	$33,939	$7,732	$17,855	$25,587	$4,988	$29,545	$27,474

*	Includes $2,947,000 of purchased credit impaired loans.

December 31, 2018	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	12 Month Average Recorded Investment
Commercial	$10,808	$6,728	$2,606	$9,334	$1,133	$7,986
Agricultural	799	213	546	759	170	842
Real Estate	24,072	6,699	10,015	16,714	2,409	16,042
Consumer	935	101	626	727	357	914

Total	$36,614	$13,741	$13,793	$27,534	$4,069	$25,784

*	Includes $827,000 of purchased credit impaired loans.

The Company recognized interest income on impaired loans prior to being recognized as impaired of approximately $948,000 during the year ended December 31, 2018. Such amounts for the three-month and nine-month periods ended September 30, 2019 and 2018 were not significant.
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
The following summarizes the Company’s internal ratings of its loans held-for-investment
by class of financing receivables and portfolio segments, which are the same (in thousands):

September 30, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$797,444	$24,836	$14,364	$—	$836,644
Agricultural	99,586	61	2,407	—	102,054
Real Estate	2,673,591	21,171	54,790	—	2,749,552
Consumer	410,491	232	1,343	—	412,066

Total	$3,981,112	$46,300	$72,904	$—	$4,100,316

September 30, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$747,758	$8,817	$17,349	$—	$773,924
Agricultural	89,314	68	4,571	—	93,953
Real Estate	2,530,673	27,241	57,015	—	2,614,929
Consumer	381,772	324	2,138	—	384,234

Total	$3,749,517	$36,450	$81,073	$—	$3,867,040

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$804,584	$23,392	$16,977	$—	$844,953
Agricultural	92,864	46	3,767	—	96,677
Real Estate	2,559,379	26,626	53,341	—	2,639,346
Consumer	370,510	315	1,835	—	372,660

Total	$3,827,337	$50,379	$75,920	$—	$3,953,636

The Company’s past due loans are as follows (in thousands):

September 30, 2019	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$2,740	$815	$619	$4,174	$832,470	$836,644	$—
Agricultural	605	232	202	1,039	101,015	102,054	—
Real Estate	14,216	1,563	239	16,018	2,733,534	2,749,552	69
Consumer	595	164	40	799	411,267	412,066	35

Total	$18,156	$2,774	$1,100	$22,030	$4,078,286	$4,100,316	$104

September 30, 2018	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$3,850	$420	$3,331	$7,601	$766,323	$773,924	$—
Agricultural	442	—	287	729	93,224	93,953	—
Real Estate	15,542	2,583	661	18,786	2,596,143	2,614,929	—
Consumer	749	173	145	1,067	383,167	384,234	88

Total	$20,583	$3,176	$4,424	$28,183	$3,838,857	$3,867,040	$88

December 31, 2018	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$3,546	$682	$677	$4,905	$840,048	$844,953	$—
Agricultural	791	19	26	836	95,841	96,677	—
Real Estate	13,185	881	2,020	16,086	2,623,260	2,639,346	960
Consumer	782	263	54	1,099	371,561	372,660	48

Total	$18,304	$1,845	$2,777	$22,926	$3,930,710	$3,953,636	$1,008

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The following table details the allowance for loan losses by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at September 30, 2019 and 2018, and December 31, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

September 30, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,448	$247	$2,314	$185	$4,194
Loans collectively evaluated for impairment	11,018	1,000	30,022	5,655	47,695

Total	$12,466	$1,247	$32,336	$5,840	$51,889

September 30, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,412	$528	$2,652	$396	$4,988
Loans collectively evaluated for impairment	7,549	1,106	31,713	5,515	45,883

Total	$8,961	$1,634	$34,365	$5,911	$50,871

December 31, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,133	$170	$2,409	$357	$4,069
Loans collectively evaluated for impairment	10,815	1,276	29,933	5,109	47,133

Total	$11,948	$1,446	$32,342	$5,466	$51,202

Changes in the allowance for loan losses are summarized as follows by portfolio segment (in thousands):

Three months ended September 30, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$13,899	$1,360	$30,799	$5,762	$51,820
Provision for loan losses	(1,174)	(32)	1,531	125	450
Recoveries	90	85	100	111	386
Charge-offs	(349)	(166)	(94)	(158)	(767)

Ending balance	$12,466	$1,247	$32,336	$5,840	$51,889

Three months ended September 30, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$9,218	$1,402	$33,243	$6,088	$49,951
Provision for loan losses	(24)	229	1,091	154	1,450
Recoveries	192	3	85	135	415
Charge-offs	(425)	—	(54)	(466)	(945)

Ending balance	$8,961	$1,634	$34,365	$5,911	$50,871

Nine months ended September 30, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$11,948	$1,446	$32,342	$5,466	$51,202
Provision for loan losses	439	10	998	568	2,015
Recoveries	1,163	92	250	459	1,964
Charge-offs	(1,084)	(301)	(1,254)	(653)	(3,292)

Ending balance	$12,466	$1,247	$32,336	$5,840	$51,889

Nine months ended September 30, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$10,865	$1,305	$29,896	$6,090	$48,156
Provision for loan losses	(1,316)	317	4,325	539	3,865
Recoveries	476	12	345	382	1,215
Charge-offs	(1,064)	—	(201)	(1,100)	(2,365)

Ending balance	$8,961	$1,634	$34,365	$5,911	$50,871

The Company’s recorded investment in loans related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows (in thousands). Purchased credit impaired loans of $342,000, $2,947,000 and $827,000 at September 30, 2019 and 2018, and December 31, 2018, respectively, are included in loans individually evaluated for impairment.

September 30, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$8,802	$1,502	$15,095	$318	$25,717
Loans collectively evaluated for impairment	827,842	100,552	2,734,457	411,748	4,074,599

Total	$836,644	$102,054	$2,749,552	$412,066	$4,100,316

September 30, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$6,961	$1,046	$16,682	$898	$25,587
Loans collectively evaluated for impairment	766,963	92,907	2,598,247	383,336	3,841,453

Total	$773,924	$93,953	$2,614,929	$384,234	$3,867,040

December 31, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$9,334	$759	$16,714	$727	$27,534
Loan collectively evaluated for impairment	835,619	95,918	2,622,632	371,933	3,926,102

Total	$844,953	$96,677	$2,639,346	$372,660	$3,953,636

The Company’s loans that were modified and considered troubled debt restructurings are as follows (in thousands):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
		Pre-Modification	Post- Modification		Pre-Modification	Post- Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial	2	$100	$100	5	$379	$379
Agricultural	—	—	—	10	619	619
Real Estate	1	42	42	5	692	692
Consumer	—	—	—	—	—	—

Total	3	$142	$142	20	$1,690	$1,690

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
		Pre-Modification	Post- Modification		Pre-Modification	Post- Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial	2	$547	$547	3	$826	$826
Agricultural	—	—	—	1	4	4
Real Estate	1	117	117	5	642	642
Consumer	—	—	—	6	113	113

Total	3	$664	$664	15	$1,585	$1,585

The balances below provide information as to how the loans were modified as troubled debt restructured loans (in thousands):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$—	$100	$—	$279	$100
Agricultural	—	—	—	—	354	265
Real Estate	—	—	42	—	202	490
Consumer	—	—	—	—	—	—

Total	$—	$—	$142	$—	$835	$855

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$491	$56	$—	$491	$335
Agricultural	—	—	—	—	—	4
Real Estate	—	117	—	—	279	363
Consumer	—	—	—	—	—	113

Total	$—	$608	$56	$—	$770	$815

During the three and nine months ended September 30, 2019, two loans totaling $28,000

were modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. During the three and nine months ended September 30, 2018, no loans were modified as a troubled debt restricted during loan within the previous 12 months and for which there was a payment default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or more or results in the foreclosure and repossession of the applicable collateral.
As of September 30, 2019, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.
Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (FHLB) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At September 30, 2019, $2,616,319,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At September 30, 2019, there was $35,000,000
outstanding under this line of credit.
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
Loans held for sale totaled $
40,499
,000, $
18,496
,000 and $
21,672
,000 at September 30, 2019 and 2018, and December 31, 2018, respectively. At September 30, 2019 and 2018, and December 31, 2018, $764,000, $2,541,000 and $2,487,000 are valued at the lower of cost or fair value, and the remaining amounts are valued under the fair value option. The change to the fair value option for loans held for sale was effective at June 30, 2018 and was done in conjunction with the Company’s move to mandatory delivery in the secondary market and the purchase of forward mortgage-backed securities to manage the changes in fair value (see note 7 for additional information).

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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions (dollars in thousands):

September 30, 2019:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$82,330	$1,320	$—
Forward mortgage-backed securities trades	126,500	41	—

September 30, 2018:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$48,311	$715	$—
Forward mortgage-backed securities trades	42,500	143	—

December 31, 2018:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$37,088	$765	$—
Forward mortgage-backed securities trades	45,500	—	403

Note 8 – Borrowings
Borrowings consisted of the following (dollars in thousands):

	September 30,		December 31,
	2019	2018	2018
Securities sold under agreements with customers to repurchase	$358,155	$378,460	$409,631
Federal funds purchased	7,000	2,300	4,075
Advances from Federal Home Loan Bank of Dallas	35,000	—	55,000

Total	$400,155	$380,760	$468,706

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
Note 9 - Income Taxes
Income tax expense was $
8,867
,000 for the third quarter of 2019 as compared to $
7,475
,000 for the same period in 2018. The Company’s effective tax rates on pretax income were 17.07% and 15.73% for the third quarters of 2019 and 2018, respectively. Income tax expense was $
24,827
,000 for the nine months ended September 30, 2019 as compared to $
20,937
,000 for the same period in 2018. The Company’s effective tax rates on pretax income were 16.75% and 15.73% for the nine months ended September
 30,
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
Note 10 - Stock Option Plan and Restricted Stock Plan
The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. On June 26, 2019, the Company granted 398,850 incentive stock options with an exercise price of $29.70 per share. The fair value of the options was $7.31 per share and was estimated using the Black-Scholes options pricing model with the following weighted average assumptions: risk free interest rate of 1.83%; expected dividend yield of 1.62%; expected life of 6.64 years; and expected volatility of 26.69%. No options were granted in 2018.

The Company recorded stock option expense totaling $431,000 and $377,000 for the three-month periods ended September 30, 2019 and 2018, respectively. The Company recorded stock option expense totaling $1,056,000 and $1,131,000 for the nine months ended September 30, 2019 and 2018, respectively. The additional disclosure requirements under authoritative accounting guidance have been omitted due to the amounts being insignificant.
On April 25, 2017, upon
re-election
of existing directors, 29,300 restricted shares with a total value of $600,000 were granted to the ten non-employee
directors and were expensed over the period from the grant date to April 24, 2018, the date of the next annual shareholders’ meeting at which these directors’ term expired. On April 24, 2018, upon re-election
of nine of the existing directors, 21,420 restricted shares with a total value of $523,000 were granted to these non-employee
directors and were expensed over the period from grant date to April 23, 2019, the date of the next annual shareholders’ meeting at which the directors’ term expired. On April 23, 2019, upon re-election
of nine of the existing directors and two new directors, 21,714 restricted shares with a total value of $660,000 were granted to these non-employee
directors and will be expensed over the period from the grant date to April 28, 2020, the Company’s next annual shareholders’ meeting at which the directors’ term expires. The Company recorded director expense related to these restricted share grants of $185,000 and $135,000 for the three-month periods ended September 30, 2019 and 2018, respectively. The Company recorded director expense related to these restricted stock grants of $455,000 and $425,000 for the nine months ended September 30, 2019 and 2018, respectively.
On October 27, 2015, the Company granted 62,546 restricted shares with a total value of $1,060,000 to certain officers that were
expensed over the vesting period of three years. On October 25, 2016, the Company granted 30,810 restricted stock shares with a total value of $560,000 to certain officers that are
being expensed over the vesting period of three years. On October 24, 2017, the Company granted 28,382 restricted shares with a total value of $655,000 to certain officers that are
being expensed over the vesting period of one to three years. On October 23, 2018, the Company granted 52,042 restricted shares with a total value of $1,440,000 to certain officers that are
being
expensed over a three-year vesting period. On June 26, 2019, the Company granted 23,428 restricted shares with a total value of $695,000 to certain officers tha
t are b
eing expensed over the vesting period of three years. On October 22, 2019, the Company granted 22,188 restricted shares with a total value of $785,000 to certain officers that will be
 expensed over a three-year vesting period. The Company recorded restricted stock expense for officers of $248,000 and $175,000 for the three-month periods ended September 30, 2019 and 2018, respectively. The Company recorded restricted stock expense for officers of $661,000 and $501,000 for the nine-month periods ended September 30, 2019 and 2018, respectively.
Note 11 - Pension Plan
The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no new participants were added to the plan and no additional years of service were accrued to participants. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. As a result of its evaluation of its funding status, the Company made no contribution in 2018, and has not made a contribution through September 30, 2019.
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
 30, 2019, following which date the Company is obligated to settle the Company’s remaining obligations of the plan upon receipt of regulatory approval. Final settlement of the Company’s remaining obligation under the plan is expected to be made in the fourth quarter of 2019 or first quarter of 2020, subject to regulatory approval.

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
Net periodic benefit costs totaling $31,000 and $65,000 were recorded for the three months ended September 30, 2019 and 2018, respectively. Net periodic benefit costs totaling $973,000 and $177,000 were recorded for the nine months ended September 30, 2019 and 2018, respectively, which includes the Orange pension merger costs discussed above.
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
There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during the three and nine months ended September 30, 2019 and 2018, and the year ended December 31, 2018.
The following table summarizes the Company’s
available-for-sale
securities which are measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):
September 30, 2019

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,021	$—	$—	$10,021
Obligations of states and political subdivisions	—	1,242,197	—	1,242,197
Corporate bonds	—	229	—	229
Residential mortgage-backed securities	—	1,623,380	—	1,623,380
Commercial mortgage-backed securities	—	516,828	—	516,828
Other securities	4,501	—	—	4,501

Total	$14,522	$3,382,634	$—	$3,397,156
Loans held-for-sale	$—	$39,735	$—	$39,735
IRLCs	$—	$1,320	$—	$1,320
Forward mortgage-backed securities trades	$—	$41	$—	$41

September 30, 2018

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
U.S. Treasury securities	$9,929	$—	$—	$9,929
Obligations of U. S. government sponsored enterprises and agencies	—	302	—	302
Obligations of states and political subdivisions	—	1,191,887	—	1,191,887
Corporate bonds	—	450	—	450
Residential mortgage-backed securities	—	1,494,306	—	1,494,306
Commercial mortgage-backed securities	—	443,204	—	443,204
Other securities	4,289	—	—	4,289

Total	$14,218	$3,130,149	$—	$3,144,367

Loans held-for-sale	$—	$15,955	$—	$15,955

IRLCs	$—	$715	$—	$715

Forward mortgage-backed securities trades	$—	$143	$—	$143

December 31, 2018

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$9,962	$—	$—	$9,962
Obligations of U. S. government sponsored enterprises and agencies	—	301	—	301
Obligations of states and political subdivisions	—	1,257,871	—	1,257,871
Corporate bonds	—	450	—	450
Residential mortgage-backed securities	—	1,454,545	—	1,454,545
Commercial mortgage-backed securities	—	431,300	—	431,300
Other securities	4,348	—	—	4,348

Total	$14,310	$3,144,467	$—	$3,158,777

Loans held-for-sale	$—	$19,185	$—	$19,185

IRLCs	$—	$765	$—	$765

Forward mortgage-backed securities trades	$—	$(403)	$—	$(403)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
Impaired loans are reported at the fair value of the underlying collateral less selling costs if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data. At September 30, 2019, impaired loans with a carrying value of $15,274,000 were reduced by specific valuation reserves totaling $4,194,000 resulting in a net fair value of $11,080,000. The Company also had impaired loans of $
10,443
,000 with no specific valuation reserve at September 30, 2019, due to the loans carrying value generally being lower than the value of the collateral associated with the loan.

Certain
non-financial
assets and
non-financial
liabilities measured at fair value on a
non-recurring
basis include other real estate owned, goodwill and other intangible assets and other non-financial
long-lived assets.
Non-financial
assets measured at fair value on a
non-recurring
basis during the three months and nine months ended September 30, 2019 and 2018 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured
at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value.
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

At September 30, 2019 and 2018, and December 31, 2018, other real estate owned totaled $1,329,000, $593,000 and $448,000,

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance were as follows (in thousands).

	September 30,				December 31,
	2019		2018		2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$198,855	$198,855	$164,998	$164,998	$207,835	$207,835	Level 1
Interest-bearing deposits in banks	31,410	31,410	34,511	34,511	40,812	40,812	Level 1
Interest-bearing time deposits in banks	—	—	1,458	1,458	1,458	1,458	Level 2
Available-for-sale securities	3,397,156	3,397,156	3,144,367	3,144,367	3,158,777	3,158,777	Levels 1 and 2
Loans held for investment	4,048,427	4,068,755	3,816,169	3,857,059	3,902,434	3,947,391	Level 3
Loans held for sale	40,499	40,542	18,496	18,517	21,672	21,779	Level 2
Accrued interest receivable	29,606	29,606	28,990	28,990	36,765	36,765	Level 2
Deposits with stated maturities	428,192	429,522	450,667	450,409	442,161	441,727	Level 2
Deposits with no stated maturities	5,969,491	5,969,491	5,694,615	5,694,615	5,738,228	5,738,228	Level 1
Borrowings	400,155	400,155	380,760	380,760	468,706	468,706	Level 2
Accrued interest payable	746	746	303	303	408	408	Level 2
IRLCs	1,320	1,320	715	715	765	765	Level 2
Forward mortgage backed securities trades	41	41	143	143	(403)	(403)	Level 2

Note 13—Recently Issued Authoritative Accounting Guidance
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
The Company is completing its implementation plan that includes assessment of processes, portfolio segmentation, data validation, model development and internal controls. Additionally, the Company is working with a third-party vendor to assist with implementation and model development. The Company continues to evaluate the potential impact of ASU
2016-13
on the Company’s financial statements, but expects that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

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

Acquisition and Proposed Acquisition
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
On September 19, 2019, we entered into an agreement
and
plan of reorganization to acquire TB&T Bancshares, Inc. and its wholly owned bank subsidiary, The Bank & Trust of Bryan/College Station. Pursuant to the agreement, we will issue 6,275,806 shares of the Company’s common stock in exchange for all of the outstanding shares of TB&T Bancshares, Inc. At June 30, 2019, The Bank & Trust of Bryan/College Station had gross loans totaling

$445,600,000, total deposits of $538,200,000 and total assets of $624,500,000. Pending regulatory and shareholder approvals,
the acquisition is expected to close in the first quarter of 2020.

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
Risk Factors” in our Annual Report on Form
10-K
and the following:
•	general economic conditions, including local, state, national and international, and the impact they may have on us and our customers;

•	effect of severe weather conditions, including hurricanes, tornadoes, flooding and droughts;

•	volatility and disruption in national and international financial and commodity markets;

•	government intervention in the U.S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities and the Tax Cuts and Jobs Act;

•	political instability;

•	the ability of the Federal government to address the national economy;

•	changes in our competitive environment from other financial institutions and financial service providers;

•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”);

•	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	the effect on our financial positions and results of operations from the change in accounting practices from the implementation of ASU 2016-13, “Financial Instruments – Credit Losses as it relates to our allowance for loan losses;

•	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply;

•	changes in the demand for loans;

•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	potential risk of environmental liability associated with lending activities;

•	the accuracy of our estimates of future loan losses;

•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;

•	soundness of other financial institutions with which we have transactions;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in consumer spending, borrowing and savings habits;

•	changes in commodity prices (e.g., oil and gas, cattle and wind energy);

•	our ability to attract deposits and increase market share;

•	changes in our liquidity position;

•	changes in the reliability of our vendors, internal control system or information systems;

•	cyber attacks on our technology information systems, including fraud from our customers and external third party vendors;

•	our ability to attract and retain qualified employees;

•	acquisitions and integration of acquired businesses;

•	the possible impairment of goodwill associated with our acquisitions;

•	consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	greater than expected costs or difficulties related to expansion of operations, including branch openings, new product offerings and expansion into new markets;

•	changes in our organization, compensation and benefit plans;

•	acts of God or of war or terrorism; and

•	our success at managing the risk involved in the foregoing items.

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
We deem our most critical accounting policies to be (1) our allowance for loan losses and our provision for loan losses and (2) our valuation of securities. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on our reported results for a given period. A discussion of (1) our allowance for loan losses and our provision for loan losses and (2) our valuation of securities is included in note 5 and note 4, respectively, to our notes to consolidated financial statements (unaudited) which begins on page 11.

Stock Split
On April 23, 2019, the Company’s Board of Directors declared a two-for-one
stock split in the form of a 100% stock dividend with a record date of May 15, 2019 that was distributed on June 3, 2019. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares to be issued pursuant to the stock split was reflected as a transfer from retained earnings to common shares in the consolidated financial statements as of and for the three months ended March 31, 2019 and as of and for the nine months ended September 30, 2019.
Acquisition and Proposed Acquisition
On October 12, 2017, we entered into an agreement and plan of reorganization to acquire Commercial Bancshares, Inc. and its wholly owned bank subsidiary, Commercial State Bank, Kingwood, Texas. On January 1, 2018, the transaction closed. Pursuant to the agreement, we issued 1.29 million shares of the Company’s common stock in exchange for all of the outstanding shares of Commercial Bancshares, Inc. In addition, in accordance with the plan of reorganization, Commercial Bancshares, Inc. paid a special dividend totaling $22.08 million to its shareholders prior to the closing of this transaction. At the closing, Kingwood Merger Sub., Inc., a wholly-owned subsidiary of the Company, merged into Commercial Bancshares Inc., with Commercial Bancshares, Inc. surviving as a wholly-owned subsidiary of the Company. Immediately following such merger, Commercial Bancshares, Inc. was merged into the Company and Commercial State Bank, Kingwood, Texas was merged into First Financial Bank, National Association, Abilene, Texas, a wholly owned subsidiary of the Company. The total purchase price exceeded the estimated fair value net of assets acquired by approximately $31.59 million and the Company recorded such excess as goodwill. The balance sheet and results of operations of Commercial Bancshares, Inc. have been included in the financial statements of the Company effective January 1, 2018. See note 14 to the consolidated financial statements on page 34 for additional information and disclosure.
On September 19, 2019, the we entered into an agreement and plan of reorganization to acquire TB&T Bancshares, Inc. and its wholly owned bank subsidiary, The Bank & Trust of Bryan/College Station. Pursuant to the agreement, we will issue 6.28 million shares of the Company’s common stock in exchange for all of the outstanding shares of TB&T Bancshares, Inc. At June 30, 2019, The Bank & Trust of Bryan/College Station had gross loans totaling $445.60 million, total deposits of $538.20 million and total assets of $624.50 million. Pending regulatory and shareholder approvals, the acquisition is expected to close in the first quarter of 2020.

Results of Operations
Performance Summary
. Net earnings for the third quarter of 2019 were $43.08 million, up $3.03 million when compared with earnings of $40.05 million in the same quarter last year. Basic earnings per share were $0.32 for the third quarter of 2019 compared with $0.30 in the same quarter a year ago.
The return on average assets was 2.15% for the third quarter of 2019, as compared to 2.10% for the third quarter of 2018. The return on average equity was 14.46% for the third quarter of 2019 as compared to 16.00% for the third quarter of 2018.
Net earnings for the nine-month period ended September 30, 2019 were $123.42 million compared to $112.20 million for the same period in 2018. Basic earnings per share for the first nine months of 2019 were $0.91 compared to $0.83 for the same period in 2018.
The return on average assets was 2.10% for the first nine months of 2019, as compared to 1.97% for the same period a year ago. The return on average equity was 14.67% for the first nine months of 2019 as compared to 15.43% for the first nine months of 2018.
Net Interest Income
. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.
Tax-equivalent
net interest income was $74.21 million for the third quarter of 2019, as compared to $71.67 million for the same period last year. The increase in 2019 compared to 2018 was largely attributable to the increase in interest earning assets. Average earning assets increased $381.25 million for the third quarter of 2019 over the same period in 2018. Average loans and taxable securities increased $248.40 million and $240.81 million, respectively, for the third quarter of 2019 over the same quarter of 2018.
Average
tax-exempt
securities decreased $80.93 million for the third quarter of 2019 compared to the same period in 2018, primarily due to the Company’s gradual shift away from tax-exempt
securities due to the change in corporate tax rate to 21% from 35%. Average interest-bearing liabilities increased $110.89 million for the third quarter of 2019, as compared to the same period in 2018. The yield on earning assets increased nine basis points while the rate paid on interest-bearing liabilities increased 28 basis points for the third quarter of 2019 compared to the third quarter of 2018.
Tax-equivalent
net interest income was $218.83 million for the first nine months of 2019, as compared to $209.48 million for the same period last year. The increase in 2019 compared to 2018 was largely attributable to the increase in interest earning assets. Average earning assets increased $253.45 million for the first nine months of 2019 over the same period in 2018. Average loans and tax-exempt
securities increased $239.64 million and $132.13 million, respectively, for the first nine months of 2019 over the first nine months of 2018.
Average
tax-exempt
securities decreased $106.03 million for the first nine months of 2019 compared to the same period in 2018, primarily due to the Company’s gradual shift away from tax-exempt
securities due to the change in corporate tax rate to 21% from 35%. Average interest-bearing liabilities increased $77.08 million for the first nine months of 2019, as compared to the same period in 2018. The yield on earning assets increased 22 basis points while the rate paid on interest-bearing liabilities increased 30 basis points for the first nine months of 2019 compared to the first nine months of 2018.

Table 1 allocates the change in
tax-equivalent
net interest income between the amount of change attributable to volume and to rate.
Table 1 - Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018			Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate
Short-term investments	$(138)	$51	$(87)	$(157)	$443	$286
Taxable investment securities	1,560	138	1,698	2,515	2,324	4,839
Tax-exempt investment securities (1)	(764)	(620)	(1,384)	(2,979)	(1,072)	(4,051)
Loans (1) (2)	3,343	2,305	5,648	9,348	9,499	18,847

Interest income	4,001	1,874	5,875	8,727	11,194	19,921
Interest-bearing deposits	131	2,663	2,794	239	8,978	9,217
Short-term borrowings	(8)	544	536	(12)	1,373	1,361

Interest expense	123	3,207	3,330	227	10,351	10,578

Net interest income	$3,878	$(1,333)	$2,545	$8,500	$843	$9,343

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.

(2)	Non-accrual loans are included in loans.

The net interest margin for the third quarter of 2019 was
3.94%, a decrease of seven basis points from the same period in 2018. The net interest margin for the first nine months of 2019 was 3.97%, an increase of three basis points from the same period in 2018. We continue to experience downward pressures on our net interest margin in 2019 and 2018 primarily due to (i) the change in the income tax rate from 35% to 21% from the Tax Cuts and Jobs Act and its effect on our tax free municipal bonds and tax free loans, (ii) an extended period of fluctuating historically low levels of short-term interest rates, and (iii) flat to inverted yield curve currently being experienced in the bond market. We have been able to somewhat mitigate the impact of these lower short-term interest rates and the flat/inverted yield curve by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and minimizing rates paid on interest bearing liabilities. The Federal Reserve increased rates 100 basis points in 2018, 75 basis points in 2017 and 25 basis points in 2016 and 2015 but has recently decreased rates by 50 basis points during the third quarter of 2019.

The net interest margin, which measures
tax-equivalent
net interest income as a percentage of average earning assets, is illustrated in Table 2.
Table 2 - Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three Months Ended September 30,
	2019			2018
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$64,471	$382	2.35%	$91,495	$469	2.03%
Taxable investment securities (2)	2,183,930	14,292	2.62	1,943,125	12,594	2.59
Tax-exempt investment securities (2)(3)	1,132,279	10,075	3.56	1,213,212	11,459	3.78
Loans (3)(4)	4,094,235	57,417	5.56	3,845,836	51,769	5.34

Total earning assets	7,474,915	$82,166	4.36%	7,093,668	$76,291	4.27%
Cash and due from banks	165,868			171,498
Bank premises and equipment, net	133,191			130,898
Other assets	68,519			63,094
Goodwill and other intangible assets, net	174,005			175,048
Allowance for loan losses	(52,137)			(50,383)

Total assets	$7,964,361			$7,583,823

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$4,156,850	$7,123	0.68%	$4,035,174	$4,329	0.43%
Short-term borrowings	388,235	830	0.85	399,026	294	0.29

Total interest-bearing liabilities	4,545,085	$7,953	0.69%	4,434,200	$4,623	0.41%
Noninterest-bearing deposits	2,180,200			2,123,612
Other liabilities	57,262			32,646

Total liabilities	6,782,547			6,590,458
Shareholders’ equity	1,181,814			993,365

Total liabilities and shareholders’ equity	$7,964,361			$7,583,823

Net interest income		$74,213			$71,668

Rate Analysis:
Interest income/earning assets			4.36%			4.27%
Interest expense/earning assets			0.42			0.26

Net interest margin			3.94%			4.01%

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$93,997	$1,667	2.37%	$106,294	$1,381	1.74%
Taxable investment securities (2)	2,058,380	41,505	2.69	1,926,249	36,666	2.54
Tax-exempt investment securities (2)(3)	1,175,863	31,968	3.62	1,281,892	36,019	3.75
Loans (3)(4)	4,037,243	166,987	5.53	3,797,602	148,140	5.22

Total earning assets	7,365,483	242,127	4.40%	7,112,037	$222,206	4.18%
Cash and due from banks	173,647			177,190
Bank premises and equipment, net	133,886			128,863
Other assets	65,525			61,941
Goodwill and other intangible assets, net	174,264			171,623
Allowance for loan losses	(52,143)			(49,992)

Total assets	$7,860,662			$7,601,662

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$4,165,735	$21,071	0.68%	$4,083,292	$11,854	0.39%
Short-term borrowings	391,680	2,230	0.76	397,045	869	0.29

Total interest-bearing liabilities	4,557,415	23,301	0.68%	4,480,337	$12,723	0.38%
Noninterest-bearing deposits	2,133,418			2,119,208
Other liabilities	44,994			30,063

Total liabilities	6,735,827			6,629,608
Shareholders’ equity	1,124,835			972,054

Total liabilities and shareholders’ equity	$7,860,662			$7,601,662

Net interest income		$218,826			$209,483

Rate Analysis:
Interest income/earning assets			4.40%			4.18%
Interest expense/earning assets			0.43			0.24

Net interest margin			3.97%			3.94%

(1)	Short-term investments are comprised of Fed Funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.

(2)	Average balances include unrealized gains and losses on available-for-sale securities.

(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.

(4)	Non-accrual loans are included in loans.

Noninterest Income
. Noninterest income for the third quarter of 2019 increased to $28.67 million compared to $27.06 million in same period in 2018. Trust fees were $7.05 million in the third quarter of 2019 compared with $7.29 million in the same quarter last year. The fair value of trust assets managed increased to $6.36 billion from $5.75 billion a year ago; however, the income from the growth in assets was offset by a decrease of $447 thousand in Trust mineral fee and lease bonus income when compared to the same period a year ago primarily due to a decline in oil and gas volume. Real estate mortgage fees increased in the third quarter of 2019 to $5.73 million from $4.83 million in the same quarter a year ago due to an increase in the volume of loans originated. ATM, interchange and credit card fees increased 2.59% to $7.73 million compared with $7.53 million in the same quarter last year due to continued growth in debit cards. Additionally, interest on loan recoveries totaled $575 thousand for the third quarter of 2019 compared to $199 thousand for the same period in 2018 due to the collection of a larger loan that had previously been on non-accrual and gains on the sale of assets totaled $235 thousand for the third quarter of 2019 compared to a $61 thousand loss in the same quarter in 2018.

N
oninterest income for the nine-month period ended September 30, 2019 was $81.08 million, an increase of $4.12 million compared to the same period in 2018. Trust fees were $21.06 million in the first nine months of 2019 compared with $21.27 million in the same period in 2018. The fair value of trust assets managed increased to $6.36 billion from $5.75 billion a year ago; however, the income from the growth in assets was offset by a decrease of $896 thousand in Trust mineral fee and lease bonus income when compared to the same period a year ago primarily due to a decline in oil and gas volumes. Service charges on deposits increased to $16.18 million compared with $15.95 million in the same period last year primarily due to the continued growth in net new accounts. Real estate mortgage fees increased in the first nine months of 2019 to $13.93 million compared to $11.72 million in the same period a year ago due to an increase in the volume of loans originated and additional income from the change to mandatory delivery (see notes 6 and 7 to the consolidated financial statements (unaudited) on pages 23 to 25). ATM, interchange and credit card fees increased to $21.92 million compared with $21.57 million in the same period last year due to continued growth in debit cards. Additionally, interest on loan recoveries totaled $1.82 million for the first nine months of 2019 compared to $607 thousand in the same period in 2018 due to the collection of certain larger loans that had previously been on non-accrual. Offsetting these increases was a decrease in gains on the sale of securities which totaled $728 thousand for the first nine months of 2019 compared to $1.35 million in the same period a year ago
.
ATM and interchange fees are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. ATM and interchange fees consist of income from debit card usage, point of sale income for debit card transactions and ATM service fees. Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. While we currently have assets under $10 billion, we are monitoring the effect of this reduction in per transaction fee income as we approach the $10 billion asset level.
Table 3 - Noninterest Income (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	Increase (Decrease)	2018	2019	Increase (Decrease)	2018
Trust fees	$7,051	$(240)	$7,291	$21,057	$(208)	$21,265
Service charges on deposit accounts	5,629	(61)	5,690	16,179	229	15,950
ATM, interchange and credit card fees	7,728	195	7,533	21,920	350	21,570
Real estate mortgage operations	5,733	899	4,834	13,928	2,210	11,718
Net gain on sale of available-for-sale securities	52	(6)	58	728	(618)	1,346
Net gain (loss) on sale of foreclosed assets	71	(13)	84	193	(8)	201
Net gain (loss) on sale of assets	235	296	(61)	241	393	(152)
Interest on loan recoveries	575	376	199	1,815	1,208	607
Other:
Check printing fees	55	1	54	143	(7)	150
Safe deposit rental fees	115	3	112	429	(7)	436
Credit life fees	184	63	121	798	189	609
Brokerage commissions	406	(16)	422	1,169	(117)	1,286
Miscellaneous income	835	117	718	2,481	501	1,980

Total other	1,595	168	1,427	5,020	559	4,461

Total Noninterest Income	$28,669	$1,614	$27,055	$81,081	$4,115	$76,966

Noninterest Expense
. Total noninterest expense for the third quarter of 2019 was $48.91 million, an increase of $1.40 million compared to $47.51 million in the same period of 2018. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent
basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the third quarter of 2019 was 47.54% compared to 48.12% for the same quarter in 2018.

Salaries and employee benefits expense for the third quarter of 2019 totaled $28.55 million, an increase of $2.17 million compared to the same period in 2018. The increase was primarily driven by annual merit-based pay increases that were effective March 1, 2019. All other categories of noninterest expense for the third quarter of 2019 totaled $20.36 million, down from $21.13 million in the same quarter a year ago primarily due to a reduction of $555 thousand in FDIC insurance premiums resulting from credits from prior premiums paid.
Total noninterest expense for the first nine months of 2019 was $144.58 million, an increase of $2.14 million when compared to $142.45 million in the same period in 2018. Our efficiency ratio for the first nine months of 2019 was 48.21%, compared to 49.73% from the same period in 2018.
Salaries and employee benefits expense for the first nine months of 2019 totaled $83.37 million, an increase of $3.93 million when compared to the same period in 2018. The increase was primarily driven by annual merit-based pay increases that were effective March 1, 2019 and the recognition of $900 thousand in pension expense resulting from the Company’s continued efforts to terminate its frozen defined benefits pension plan.
All other categories of noninterest expense for the first nine months of 2019 totaled $61.22 million, a decrease of $1.79 million when compared to the same period in 2018. Included in noninterest expense in the first nine months period of 2018 were technology contract termination and conversion related costs totaling $1.55 million related to the Commercial State Bank acquisition.

Table 4 - Noninterest Expense (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	Increase (Decrease)	2018	2019	Increase (Decrease)	2018
Salaries	$22,197	$2,123	$20,074	$62,440	$2,807	$59,633
Medical	2,101	19	2,082	6,884	290	6,594
Profit sharing	1,520	(164)	1,684	4,895	(315)	5,210
Pension	31	(34)	65	73	(104)	177
401(k) match expense	668	20	648	2,094	102	1,992
Payroll taxes	1,354	82	1,272	4,365	161	4,204
Stock option and stock grant expense	679	127	552	1,717	85	1,632

Total salaries and employee benefits	28,550	2,173	26,377	82,468	3,026	79,442
Loss from partial settlement of pension plan	—	—	—	900	900	—
Net occupancy expense	2,830	(70)	2,900	8,372	(217)	8,589
Equipment expense	2,225	(404)	2,629	7,009	(539)	7,548
FDIC assessment fees	15	(555)	570	1,091	(677)	1,768
ATM, interchange and credit card expense	2,627	283	2,344	7,437	745	6,692
Professional and service fees	1,902	(272)	2,174	5,721	(892)	6,613
Printing, stationery and supplies	480	93	387	1,348	(137)	1,485
Operational and other losses	507	(474)	981	1,253	(599)	1,852
Software amortization and expense	1,767	374	1,393	5,147	714	4,433
Amortization of intangible assets	246	(33)	279	778	(271)	1,049
Other:
Data processing fees	406	(34)	440	1,174	143	1,031
Postage	407	(31)	438	1,248	(29)	1,277
Advertising	907	(36)	943	2,669	(13)	2,682
Correspondent bank service charges	171	(20)	191	518	(71)	589
Telephone	918	40	878	2,841	125	2,716
Public relations and business development	838	72	766	2,353	175	2,178
Directors’ fees	524	100	424	1,469	156	1,313
Audit and accounting fees	357	(56)	413	1,282	(46)	1,328
Legal fees	356	144	212	938	113	825
Regulatory exam fees	298	(23)	321	881	(73)	954
Travel	364	54	310	1,239	164	1,075
Courier expense	221	15	206	611	(20)	631
Other real estate owned	37	17	20	109	3	106
Other miscellaneous expense	1,957	47	1,910	5,727	(545)	6,272

Total other	7,761	289	7,472	23,059	82	22,977

Total Noninterest Expense	$48,910	$1,404	$47,506	$144,583	$2,135	$142,448

Balance Sheet Review
Loans
. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for
1-4
family residences and commercial real estate. The structure of loans in the real estate mortgage area generally provides re-pricing
intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of September 30, 2019, total loans held for investment were $4.10 billion, an increase of $146.68 million, as compared to December 31, 2018 balances. As compared to December 31, 2018, commercial loans decreased $8.31 million, agricultural loans increased $5.38 million, real estate loans increased $110.21 million and consumer loans increased $39.41 million. Loans averaged $4.09 billion during the third quarter of 2019, an increase of $248.40 million from the prior year third quarter average balances. Loans averaged $4.04 billion during the first nine months of 2019, an increase of $239.64 million from the prior year nine-month period average balances.
Table 5 - Composition of Loans (in thousands):

	September 30,		December 31,
	2019	2018	2018
Commercial	$836,644	$773,924	$844,953
Agricultural	102,054	93,953	96,677
Real estate	2,749,552	2,614,929	2,639,346
Consumer	412,066	384,234	372,660

Total loans held-for-investment	$4,100,316	$3,867,040	$3,953,636

At September 30, 2019, our real estate loans represent approximately 67.06% of our loan portfolio and are comprised of (i)
1-4
family residence loans of 41.76%, (ii) commercial real estate loans of 29.46%, generally owner occupied, (iii) other loans, which includes ranches, hospitals and universities, of 12.66%, (iv) residential development and construction loans of 9.83%, which includes our custom and speculative home construction loans and (v) commercial development and construction loans of 6.29%.
Loans held for sale, consisting of secondary market mortgage loans, totaled $40.50 million, $18.50 million, and $21.67 million at September 30, 2019 and 2018, and December 31, 2018, respectively. At September 30, 2019 and 2018 and December 31, 2018, $764 thousand, $2.54 million and $2.49 million, respectively, are valued using the lower of cost or fair value method and the remaining amounts are valued under the fair value option method. See notes 6 and 7 to the consolidated financial statements (unaudited) related to the change to mandatory delivery for sales in the secondary mortgage market on pages 23 through 25.
Asset Quality
. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $27.21 million at September 30, 2019, as compared to $26.86 million at September 30, 2018 and $29.63 million at December 31, 2018. As a percent of loans and foreclosed assets, these assets were 0.66% at September 30, 2019, as compared to 0.69% at September 30, 2018 and 0.75% at December 31, 2018. As a percent of total assets, these assets were 0.34% at September 30, 2019, as compared to 0.35% at September 30, 2018 and 0.38% at December 31, 2018. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at September 30, 2019.

Supplemental Oil and Gas Information
. As of September 30, 2019, the Company’s exposure to the oil and gas industry totaled 2.97% of gross loans, or $122.91 million, up $9.37 million from December 31, 2018 year-end
levels, and consisted (based on collateral supporting the loan) of (i) development and production loans of 11.27%, (ii) oil and gas field servicing loans of 14.97%, (iii) real estate loans of 38.10%, (iv) accounts receivable and inventory of 2.33%, (v) automobile of 26.09% and (vi) other of 7.24%. The following oil and gas information is as of and for the quarters ended September 30, 2019 and 2018, and December 31, 2018:

	September 30,		December 31,
	2019	2018	2018
Oil and gas related loans	$122,908	$112,039	$113,536
Oil and gas related loans as a % of total loans	2.97%	2.88%	2.86%
Classified oil and gas related loans	$7,953	$4,861	$3,894
Non-accrual oil and gas related loans	$519	$1,825	$1,048
Net charge-offs for oil and gas related loans	$—	$—	$—
Allowance for oil and gas related loans as a % of oil and gas loans	2.87%	3.28%	3.23%

Table 6 –
Non-accrual,
Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	September 30,		December 31,
	2019	2018	2018
Non-accrual loans*	$25,717	$25,587	$27,534
Loans still accruing and past due 90 days or more	104	88	1,008
Troubled debt restructured loans**	27	513	513

Nonperforming Loans	25,848	26,188	29,055
Foreclosed assets	1,364	671	577

Total nonperforming assets	27,212	$26,859	$29,632

As a % of loans and foreclosed assets	0.66%	0.69%	0.75%
As a % of total assets	0.34%	0.35%	0.38%

*	Includes $342 thousand, $2.95 million and $827 thousand of purchased credit impaired loans as of September 30, 2019 and 2018, and December 31, 2018, respectively.

**	Other troubled debt restructured loans of $3.98 million, $4.58 million and $3.84 million, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual
loans at September 30, 2019 and 2018, and December 31, 2018, respectively.

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

Provision and Allowance for Loan Losses
. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see note 5 to our notes to the consolidated financial statements (unaudited). The provision for loan losses was $450 thousand for the third quarter of 2019, as compared to $1.45 million for the third quarter of 2018. The provision for loan losses was $2.02 million for the nine-month period ended September 30, 2019 as compared to $3.87 million for the same period in 2018. The continued provision for loan losses in 2019 and 2018 reflects primarily the growth in the loan portfolio. As a percent of average loans, net loan charge-offs were 0.04% for the third quarter of 2019, as compared to 0.05% for the third quarter of 2018. As a percentage of average loans, net loan charge-offs were 0.04% for the first nine months of 2019, as compared to 0.04% for the first nine months of 2018. The allowance for loan losses as a percent of loans was 1.25% as of September 30, 2019, as compared to 1.31% as of September 30, 2018 and 1.29% as of December 31, 2018. Included in Table 7 is further analysis of our allowance for loan losses.
Table 7 - Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Allowance for loan losses at period-end	$51,889	$50,871	$51,889	$50,871
Loans held for investment at period-end	$4,100,316	$3,867,040	$4,100,316	$3,867,040
Average loans for period	$4,094,235	$3,845,836	$4,037,243	$3,797,602
Net charge-offs/average loans (annualized)	0.04%	0.05%	0.04%	0.04%
Allowance for loan losses/period-end loans	1.25%	1.31%	1.25%	1.31%
Allowance for loan losses/non-accrual loans, past due 90 days still accruing and restructured loans	200.75%	194.25%	200.75%	194.25%

Interest-Bearing Deposits in Banks.
At September 30, 2019, our interest-bearing deposits in banks were $31.41 million compared to $35.97 million at September 30, 2018 and $42.27 million at December 31, 2018, respectively. At September 30, 2019, interest-bearing deposits in banks included $30.97 million maintained at the Federal Reserve Bank of Dallas and $437 thousand on deposit with the Federal Home Loan Bank of Dallas (“FHLB”).
Available-for-Sale and Held-to-Maturity Securities
. At September 30, 2019, securities with a fair value of $3.40 billion were classified as securities available-for-sale.
As compared to December 31, 2018, the
available-for-sale
portfolio at September 30, 2019
reflected (i) an increase in U.S. Treasury securities of $59 thousand, (ii) a decrease of $301 thousand in obligations of U.S. government sponsored enterprises and agencies, (iii) a decrease of $15.67 million in obligations of states and political subdivisions, (iv) a decrease of $68 thousand in corporate bonds and other, and (v) an increase of $254.36 million in mortgage-backed securities. The shift to mortgage-backed securities from obligations of state and political subdivisions was due to the change in the federal income tax rate of 21% from 35% effective January 1, 2018. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.
See note 4 to the consolidated financial statements (unaudited) for additional disclosures relating to the investment portfolio at September 30, 2019 and 2018, and December 31, 2018.

Table 8 - Maturities and Yields of
Available-for-Sale
Securities Held at September 30, 2019 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$10,021	2.52%	$—	—%	$—	—%	$—	—%	$10,021	2.52%
Obligations of states and political subdivisions	194,379	4.61	520,263	4.26	525,301	3.80	2,254	5.66	1,242,197	4.13
Corporate bonds and other securities	4,499	2.40	231	2.63	—	—	—	—	4,730	2.41
Mortgage-backed securities	47,657	1.76	1,663,037	2.64	403,751	2.88	25,763	3.06	2,140,208	2.67

Total	$256,556	3.96%	$2,183,531	3.03%	$929,052	3.39%	$28,017	3.27%	$3,397,156	3.20%

All yields are computed on a
tax-equivalent
basis assuming a marginal tax rate of 21%. Yields on
available-for-sale
securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.
As of September 30, 2019, the investment portfolio had an overall tax equivalent yield of 3.20%, a weighted average life of 4.12 years and modified duration of 3.68 years.
Deposits
. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $6.40 billion as of September 30, 2019, as compared to $6.15 billion as of September 30, 2018 and $6.18 billion as of December 31, 2018. Table 9 provides a breakdown of average deposits and rates paid for the three and nine-month periods ended September 30, 2019 and 2018, respectively.
Table 9 — Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended September 30,
	2019		2018
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$2,180,200	—%	$2,123,612	—%
Interest-bearing deposits:
Interest-bearing checking	2,046,792	0.69	1,987,884	0.54
Savings and money market accounts	1,679,684	0.58	1,582,698	0.29
Time deposits under $100,000	184,843	0.79	197,713	0.24
Time deposits of $100,000 or more	245,531	1.15	266,879	0.52

Total interest-bearing deposits	4,156,850	0.68%	4,035,174	0.43%

Total average deposits	$6,337,050		$6,158,786

	Nine Months Ended September 30,
	2019		2018
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$2,133,418	—%	$2,119,208	—%
Interest-bearing deposits:
Interest-bearing checking	2,052,943	0.73	2,058,071	0.52
Savings and money market accounts	1,677,181	0.57	1,550,428	0.23
Time deposits under $100,000	188,210	0.68	211,418	0.21
Time deposits of $100,000 or more	247,401	1.01	263,375	0.43

Total interest-bearing deposits	4,165,735	0.68%	4,083,292	0.39%

Total average deposits	$6,299,153		$6,202,500

Borrowings.
Included in borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $400.16 million, $380.76 million and $468.71 million at September 30, 2019 and 2018 and December 31, 2018, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the borrowings. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $388.24 million and $399.03 million in the third quarter of 2019 and 2018, respectively. The weighted average interest rates paid on these borrowings were 0.85% and 0.29% for the third quarters of 2019 and 2018, respectively. The average balances of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was $391.68 million and $397.05 million for the nine-month periods ended September 30, 2019 and 2018, respectively. The weighted average interest rate on these short-term borrowings was 0.76% and 0.29% for the first nine months of 2019 and 2018, respectively.
Capital Resources
We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.
Total shareholders’ equity was $1.21 billion, or 14.85% of total assets at September 30, 2019, as compared to $995.74 million or 13.15% of total assets at September 30, 2018 and $1.05 billion, or 13.62% of total assets at December 31, 2018. Included in shareholders’ equity at September 30, 2019 and 2018 and December 31, 2018, were $73.52 million, ($25.10) million and $4.17 million, respectively, in unrealized gains (losses) on investment securities available-for-sale,
net of related income taxes. For the third quarter of 2019, total shareholders’ equity averaged $1.18 billion, or 14.84% of average assets, as compared to $993.37 million, or 13.10% of average assets, during the same period in 2018. For the nine months ended September 30, 2019, total shareholders’ equity averaged $1.12 billion or 14.31%, as compared to $972.06 million or 12.79% of total assets during the same period in 2018.
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
As of September 30, 2019 and 2018, and December 31, 2018, we had a total capital to risk-weighted assets ratio of 21.14%, 20.34% and 20.61%, a Tier 1 capital to risk-weighted assets ratio of 20.05%, 19.19% and 19.47%; a common equity Tier 1 to risk-weighted assets ratio of 20.05%, 19.19% and 19.47% and a leverage ratio of 12.58%, 11.57% and 11.85%, respectively. The regulatory capital ratios as of September 30, 2019 and 2018, and December 31, 2018 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.
The regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III Fully Phased-In*		Required to be Considered Well- Capitalized
As of September 30, 2019:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,023,229	21.14%	$508,149	10.50%	—	N/A
First Financial Bank, N.A	$905,495	18.75%	$506,957	10.50%	$482,816	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$970,532	20.05%	$411,359	8.50%	—	N/A
First Financial Bank, N.A	$852,798	17.66%	$410,394	8.50%	$386,253	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$970,532	20.05%	$338,766	7.00%	—	N/A
First Financial Bank, N.A	$852,798	17.66%	$337,971	7.00%	$313,830	6.50%
Leverage Ratio:
Consolidated	$970,532	12.58%	$308,675	4.00%	—	N/A
First Financial Bank, N.A	$852,798	11.10%	$307,442	4.00%	$384,302	5.00%

*	At September 30, 2019, the capital conservation buffer under Basel III has been fully phased-in.

	Actual		Minimum Capital Required Under Basel III Phase-In		Minimum Capital Required-Basel III Fully Phased-In		Required to be Considered Well- Capitalized
As of September 30, 2018:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$912,453	20.34%	$442,997	9.875%	$471,035	10.50%	—	N/A
First Financial Bank, N.A	$819,222	18.31%	$441,850	9.875%	$469,815	10.50%	$447,443	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$860,848	19.19%	$353,276	7.875%	$381,314	8.50%	—	N/A
First Financial Bank, N.A	$767,617	17.16%	$352,362	7.875%	$380,327	8.50%	$357,955	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$860,848	19.19%	$285,985	6.375%	$314,023	7.00%	—	N/A
First Financial Bank, N.A	$767,617	17.16%	$285,245	6.375%	$313,210	7.00%	$290,838	6.50%
Leverage Ratio:
Consolidated	$860,848	11.57%	$297,516	4.000%	$297,516	4.00%	—	N/A
First Financial Bank, N.A	$767,617	10.36%	$296,444	4.000%	$296,444	4.00%	$370,554	5.00%

	Actual		Minimum Capital Required Under Basel III Phase-In		Minimum Capital Required-Basel III Fully Phased-In		Required to be Considered Well- Capitalized
As of December 31, 2018:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$940,026	20.61%	$450,459	9.875%	$478,969	10.50%	—	N/A
First Financial Bank, N.A	$824,428	18.12%	$449,350	9.875%	$477,790	10.50%	$455,038	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$888,015	19.47%	$359,226	7.875%	$387,737	8.50%	—	N/A
First Financial Bank, N.A	$772,417	16.97%	$358,342	7.875%	$386,782	8.50%	$364,030	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$888,015	19.47%	$290,802	6.375%	$319,312	7.00%	—	N/A
First Financial Bank, N.A	$772,417	16.97%	$290,087	6.375%	$318,526	7.00%	$295,775	6.50%
Leverage Ratio:
Consolidated	$888,015	11.85%	$299,682	4.00%	$299,682	4.00%	—	N/A
First Financial Bank, N.A	$772,417	10.35%	$298,576	4.00%	$298,576	4.00%	$373,220	5.00%

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
As of September 30, 2019, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 2.69% and 4.43%, respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 2.84% and 5.67%, respectively, relative to the current financial statement structure over the next twelve months. Our model simulation as of September 30, 2019 indicates that our balance sheet is relatively asset/liability neutral. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end
will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price
in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.
Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.
Liquidity
Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB (see below) and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures in June 2021 (see next paragraph).
Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated
banks totaling $130.00 million. At September 30, 2019, no amounts were drawn on these lines of credit. Our subsidiary bank also has available a line of credit with the FHLB totaling $1.24 billion at September 30, 2019, secured by portions of our loan portfolio and certain investment securities. At September 30, 2019, the Company had $35.00 million outstanding under this line of credit.

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
Prime Rate. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing
asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at September 30, 2019. There was no outstanding balance under the line of credit as of September 30, 2019 or December 31, 2018.
In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $101.77 million at September 30, 2019, investment securities which totaled $6.35 million at September 30, 2019 and mature over 9 to 12 years, available dividends from our subsidiaries which totaled $257.67 million at September 30, 2019, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.
Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of September 30, 2019, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
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
Table 10 – Commitments as of September 30, 2019 (in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$695,669
Unfunded commitments to extend credit	377,790
Standby letters of credit	35,913

Total commercial commitments	$1,109,372

We believe we have no other
off-balance
sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.
Parent Company Funding
. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At September 30, 2019, approximately $257.67 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $44.50 million and $38.95 million for the nine-month periods ended September 30, 2019 and 2018, respectively.
Dividends
. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 37.94% and 36.79% of net earnings for the first nine months of 2019 and 2018, respectively. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.
We last increased our dividend paid per share in April 2019 when the Board of Directors declared a $0.12 per share cash dividend (post stock split) for the second quarter of 2019, a 14.3% increase over 2018
.
Our bank subsidiary, which is a national banking association and a member of the Federal Reserve System, is required by federal law to obtain the prior approval of the OCC to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1) such bank’s net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus.
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

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule
13a-15(e)
or
15d-15(e)
of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.
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

2.2	—
Agreement and Plan of Reorganization, dated September 19, 2019, by and among First Financial Bankshares, Inc., Brazos Merger Sub, Inc., and TB&T Bancshares, Inc. (schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference from Exhibit 2.1 to Registrant’s Form 8-K filed September 20, 2019).

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q filed on July 30, 2019).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 99.1 of the Registrant’s Form 8-K filed January 24, 2012).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010).++

10.2	—
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

10.8	—	Form of Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 29, 2018).++

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.+

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.+

101.INS	—	XBRL Instance Document.- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	—	XBRL Taxonomy Extension Schema Document.*

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith

+	Furnished herewith. This Exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

++	Management contract or compensatory plan on arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.

Date: October 29, 2019	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: October 29, 2019	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and
Chief Financial Officer