Form 10-K
period 2019-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2020-02-14
CIK 36029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
0-7674

First Financial Bankshares, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Texas	75-0944023
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

400 Pine Street , Abilene , Texas	79601
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (
325
)
627-7155
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.01 per share	FFIN	The Nasdaq Stock Market LLC
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
of the Act).    Yes
☐
    No
☒
As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting
common stock held by
non-affiliates
was $
3.97
 billion.
As of February 1
4
, 2020, there were
142,218,922
shares of common stock outstanding.

Documents Incorporated by Reference
Certain information called for by Part III is incorporated by reference to the proxy statement for our 2020 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019.

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
Factors” and the following:
•	general economic conditions, including our local, state and national real estate markets and employment trends;

•	effect of severe weather conditions, including hurricanes, tornadoes, flooding and droughts;

•	volatility and disruption in national and international financial and commodity markets;

•	government intervention in the U.S. financial system, including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities and the Tax Cuts and Jobs Act;

•	political instability;

•	the ability of the Federal government to address the national economy;

•	changes in our competitive environment from other financial institutions and financial service providers;

•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (“the Federal Reserve Board”);

•	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply;

•	changes in the demand for loans;

•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	the accuracy of our estimates of future loan losses;

•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;

•	soundness of other financial institutions with which we have transactions;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in consumer spending, borrowing and savings habits;

•	changes in commodity prices (e.g., oil and gas, cattle, and wind energy);

•	our ability to attract deposits and increase market share;

•	changes in our liquidity position;

•	changes in the reliability of our vendors, internal control system or information systems;

•	cyber attacks on our technology information systems, including fraud from our customers and external third-party vendors;

•	our ability to attract and retain qualified employees;

•	acquisitions and integration of acquired businesses;

•	the possible impairment of goodwill associated with our acquisitions;

•	consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	expansion of operations, including branch openings, new product offerings and expansion into new markets;

•	changes in our compensation and benefit plans; and

•	acts of God or of war or terrorism.

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

General
First Financial Bankshares, Inc., a Texas corporation (the “Company”), is a financial holding company registered under the Bank Holding Company Act of 1956, as amended, or BHCA. As such, we are supervised by the Federal Reserve Board, as well as several other bank regulators. We were formed as a bank holding company in 1956 under the original name F & M Operating Company, but our banking operations date back to 1890, when Farmers and Merchants National Bank opened for business in Abilene, Texas. On January 1, 2020, we acquired TB&T Bancshares, Inc. and its wholly owned subsidiary, The Bank & Trust of Bryan/College Station, Texas and merged these entities with and into the Company and our subsidiary bank, respectively. As of December 31, 2019, our subsidiaries were:
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

Through our subsidiaries, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of January 1, 2020, we had 78 financial centers across Texas, with eleven locations in Abilene, three locations in Bryan and Weatherford, two locations in Cleburne, College Station, Conroe, San Angelo, Stephenville, and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Cut and Shoot, Decatur, Eastland, El Campo, Fort Worth, Fulshear, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Kingwood, Magnolia, Mauriceville, Merkel, Midlothian, Mineral Wells, Montgomery, Moran, New Waverly, Newton, Odessa, Orange, Palacios, Port Arthur, Ranger, Rising Star, Roby, Southlake, Spring, Sweetwater, Tomball, Trent, Trophy Club, Vidor, Waxahachie, Willis and Willow Park, all in Texas.
Even though we operate in a growing number of Texas markets, we continue to believe that decisions are best made at the local level. Although we consolidated our bank charters into one charter in 2012, we continue to regionally manage our operations with local advisory boards of directors, local bank region presidents and local decision-makers. We have consolidated substantially all of the backroom operations, such as investment securities, accounting, check processing, technology and employee benefits, which improved our efficiency and freed management of our bank regions to concentrate on serving the banking needs of their local communities.
In the past, we have chosen to keep our Company focused on the State of Texas, one of the nation’s largest, fastest-growing and most economically diverse states. With approximately 29.0 million residents, Texas has more people than any other state except California. The population of Texas grew 20.7% from 2008-2018 according to the U.S. Census Bureau. Many of the communities in which we operate are also experiencing positive growth as shown below:
Population Growth 2008-2018*

Bridgeport and Wise County	21.4%
Fort Worth and Tarrant County	18.2%
Cleburne and Johnson County	15.2%
Granbury and Hood County	16.8%
Weatherford, Willow Park, Aledo and Parker County	34.1%

Stephenville and Erath County	15.6%
Conroe and Montgomery County	43.3%
Bryan/College Station	27.4%

*	Source: U. S. Census Bureau

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
Over the years, we have grown in three ways: by growing organically, by opening new branch locations and by acquiring other banks. Since 1997, we have completed thirteen bank acquisitions and have increased our total assets from $1.57 billion to $8.26 billion as of December 31, 2019. We also have a trust and asset management company and a technology services company. First Financial Trust and Asset Management Company, National Association operates as a subsidiary of First Financial Bankshares, Inc. and First Technology Services, Inc. operates as a subsidiary of First Financial Bank, National Association, Abilene, Texas. Looking ahead, we intend to continue to grow organically by better serving the needs of our customers and putting them first in all of our decisions. We continually look for new branch locations, such as our newest branch in Spring, Texas which opened in January 2019, so we can provide more convenient service to our customers. We are actively pursuing acquisition opportunities by calling on banks that we are interested in possibly acquiring.
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
Services Offered by Our Subsidiaries
Our subsidiary bank, First Financial Bank, National Association, Abilene, Texas is a separate legal entity that operates under the day-to-day
management of its board of directors and officers. Our multiple banking regions, which operate under our subsidiary bank, each have separate advisory boards that make recommendations and provide assistance to regional management of the bank regarding the operations of their respective region. Each of our bank regions provides general commercial banking services, which include accepting and holding checking, savings and time deposits, making loans, automated teller machines, drive-in
and night deposit services, safe deposit facilities, remote deposit capture, internet banking, mobile banking, payroll cards, transmitting funds, and performing other customary commercial banking services. We also conduct full-service trust and wealth management activities through First Financial Trust & Asset Management Company, National Association, our trust company. Our trust company has nine locations which are located in Abilene, Fort Worth, Houston, Odessa, Beaumont, San Angelo, San Antonio, Stephenville and Sweetwater, all in Texas. Through our trust company, we offer personal trust services, which include wealth management, the administration of estates, testamentary trusts, revocable and irrevocable trusts and agency accounts. We also administer all types of retirement and employee benefit accounts, which include 401(k) profit sharing plans and IRAs.
The Company has been providing trust services since 1927.
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
Employees
Including all of our subsidiaries, we employed 1,345 full-time equivalent employees at December 31, 2019. Our management believes that our employee relations have been and will continue to be good.
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

Deposit Insurance Coverage and Assessments
Our subsidiary bank is a member of the FDIC. Through the DIF, the FDIC provides deposit insurance protection that covers all deposit accounts in FDIC-insured depository institutions up to applicable limits (currently, $250 thousand per depositor).
Our subsidiary bank must pay assessments to the FDIC under a risk-based assessment system for this federal deposit insurance protection. FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. Through December 31, 2019, the assessment rate for our subsidiary bank was at the lowest risk-based premium available, which was 3.00% of the assessment base per annum. In addition, the FDIC can impose special assessments to cover shortages in the DIF and has imposed special assessments in the past.
In October 2010, the FDIC adopted a new Restoration Plan for the DIF to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. On April 26, 2016, the FDIC adopted a rule amending pricing for deposit insurance for institutions with less than $10 billion in assets effective the quarter after the fund reserve ratio reached 1.15%. The fund reserve ratio reached 1.15% effective as of June 30, 2016. As a result, our subsidiary bank’s assessment rate was decreased to the rate stated above effective July 1, 2016. The Dodd-Frank Act also eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.
The Dodd-Frank Act required the FDIC to offset the effect of increasing the reserve ratio on insured depository institutions with total consolidated assets of less than $10 billion, such as the our subsidiary bank. In September 2018, the reserve ratio reached 1.36% at which time banks with assets of less than $10 billion were awarded assessment credits for their portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%. When the reserve ratio reached 1.40% in June 2019, the FDIC applied these credits to the September 30, 2019 assessment invoice and then again to the December 31, 2019 assessment invoice. Our subsidiary’s bank’s assessment credit totaled $1.84 million of which $522 thousand and $525 thousand, respectively, were used to zero out the September 30, 2019 and December 31, 2019 assessment invoices. As of December 31, 2019, $791 thousand remains in available credits, which our subsidiary bank expects to be applied to the March 31, 2020 and June 30, 2020 assessment invoices.

As required by the Dodd-Frank Act, the FDIC also revised the deposit insurance assessment system, effective April 1, 2011, to base assessments on the average total consolidated assets of insured depository institutions during the assessment period, less the average tangible equity of the institution during the assessment period, as opposed to solely bank deposits at an institution. This base assessment change necessitated that the FDIC adjust the assessment rates to ensure that the revenue collected under the new assessment system will approximately equal that under the existing assessment system.
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
Our subsidiaries paid aggregate dividends to us of $84.50 million in 2019 and $74.10 million in 2018. Under the dividend restrictions discussed above, as of December 31, 2019, our subsidiaries could have declared in the aggregate additional dividends of approximately $261.42 million from retained net profits, without obtaining regulatory approvals.

Federal Income Tax
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law with sweeping modifications to the Internal Revenue Code. The primary change for the Company was to lower the corporate income tax rate to 21% from 35%. The Company’s deferred tax assets and liabilities were re-measured
based on the income tax rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded related to the re-measurement
of the Company’s deferred tax balance was $7.65 million, a reduction of income tax expense for the year ended December 31, 2017. At December 31, 2018, final regulations for the Tax Cuts and Jobs Act were still pending; however, the Company updated its estimate of the impact to our deferred tax balances based on the proposed regulations issued to date and recorded an additional reduction of income tax expense for the year ended December 31, 2018 of $664 thousand. No additional adjustment amounts were recorded for the year ended December 31, 2019, and the Company does not anticipate significant revision will be necessary.
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
non-depository
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
period for certain provisions).
The Basel III Rules established three components of regulatory capital: (1) common equity tier 1 capital (“CET1”), (2) additional tier 1 capital, and (3) tier 2 capital. Tier 1 capital is the sum of CET1 and additional tier 1 capital instruments meeting certain revised requirements. Total capital is the sum of tier 1 capital and tier 2 capital. Under the Basel III Rules, for most banking organizations, the most common form of additional tier 1 capital is non-cumulative
perpetual preferred stock and the most common form of tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the Basel III Rules’ specific requirements. As of December 31, 2019, we do not have any non-cumulative
perpetual preferred stock or subordinated notes. CET1, tier 1 capital, and total capital serve as the numerators for three prescribed regulatory capital ratios. Risk-weighted assets, calculated using the standardized approach in the Basel III Rules for us and our subsidiary bank, provide the denominator for such ratios. There is also a leverage ratio that compares tier 1 capital to average total assets.
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

The Basel III Rules established a “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, resulted in the following minimum ratios: (i) a CET1 risk-based capital ratio of 7.0%, (ii) a tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The new capital conservation buffer requirement began being phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased by that amount each year until fully implemented in January 2019. At December 31, 2019, the required capital conservation buffer was 2.5%. An institution is subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.

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
As of December 31, 2019, we had a total risk-based capital ratio of 21.13%, a tier 1 capital to risk-weighted asset ratio of 20.06%, a CET1 to risk-weighted assets ratio of 20.06% and a leverage ratio of 12.60%. These regulatory capital ratios were calculated under the Basel III Rules.
In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet
exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III Rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The final rules include a two-quarter
grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater-
than-9%
leverage capital ratio requirement, is generally still deemed “well capitalized” so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III Rules and file the appropriate regulatory reports. The Company and our subsidiary bank do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.
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
Under current regulations, our subsidiary bank was “well capitalized” as of December 31, 2019.
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
Institutions with ratings lower than “Satisfactory” may be restricted from engaging in the aforementioned activities. We believe our subsidiary bank has taken and takes significant actions to comply with the CRA, and our subsidiary bank received a “Satisfactory” rating in its most recent review by federal regulators with respect to its compliance with the CRA.
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
In addition, Section 956 of the Dodd-Frank Act required certain regulators (including the FDIC, SEC and Federal Reserve Board) to adopt requirements or guidelines prohibiting excessive compensation. In June 2016, the Federal Reserve, jointly with five other federal regulators, published a proposed rule in response to Section 956 of the Dodd-Frank Act, which requires implementation of regulations or guidelines to: (1) prohibit incentive-based payment arrangements that encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss, and (2) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator.
The proposed rule identifies three categories of institutions that would be covered by these regulations based on average total consolidated assets, applying less prescriptive incentive-based compensation program requirements to the smallest covered institutions (Level 3) and progressively more rigorous requirements to the larger covered institutions (Level 1). Under the proposed rule, we would fall into the smallest category (Level 3), which applies to financial institutions with average total consolidated assets greater than $1.0 billion and less than $50 billion. The proposed rules would establish general qualitative requirements applicable to all covered entities, which would include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate recordkeeping. Under the proposed rule, larger financial institutions with total consolidated assets of at least $50 billion would also be subject to additional requirements applicable to such institutions’ “senior executive officers” and “significant risk-takers.” These additional requirements would not be applicable to us because we currently have less than $50 billion in total consolidated assets. Comments on the proposed rule were due by July 22, 2016. As of the date of this document, the final rule has not yet been published by these regulators.
In addition, the Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding
vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called
“golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The legislation also authorizes the Securities and Exchange Commission (“SEC”) to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

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

Available Information
We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at
www.sec.gov
. You may obtain copies of our filings on the SEC website. Our website is
http://www.ffin.com
. You may also obtain copies of our annual, quarterly and special reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, free of charge from our website. These documents are posted to our web site after we have filed them with the SEC. Our corporate governance guidelines, including our code of conduct applicable to all our employees, officers and directors, as well as the charters of our audit and nominating committees, are available at
www.ffin.com
. The foregoing information is also available in print to any shareholder who requests it. Except as explicitly provided, information on any web site is not incorporated into this Form
10-K
or our other securities filings and is not a part of them.
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
Our network of bank regions is concentrated in Texas, primarily in the Central, North Central, Southeast and Western regions of the state. Most of our customers and revenue are derived from these areas. These economies include dynamic centers of higher education, agriculture, energy and natural resources, retail, military, healthcare, tourism, retirement living, manufacturing and distribution. Because we generally do not derive revenue or customers from other parts of the state or nation, our business and operations are dependent on economic conditions in our Texas markets. Any significant decline in one or more segments of the local economies could adversely affect our business, revenue, operations and properties.
The volatility in oil and gas prices results in uncertainty about the Texas economy. While we consider our exposure to credits related to the oil and gas industry to not be significant, at approximately 2.84% of total loans as of December 31, 2019, should the price of oil and gas decline further and/or remain at low prices for an extended period, the general economic conditions in our Texas markets could be negatively affected, which could have a material adverse affect on our business, financial condition and results of operations.

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
As a lender, we are exposed to the risk that our loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be inadequately documented or may be insufficient to fully compensate us for the outstanding balance of the loan plus the costs to dispose of the collateral. We may experience significant loan losses, which could have a material adverse effect on our operating results and financial condition. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the diversification by industry of our commercial loan portfolio, the amount of nonperforming loans and related collateral, the volume, growth and composition of our loan portfolio, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers and the evaluation of our loan portfolio through our internal loan review process and other relevant factors.
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
Hurricanes, extended drought conditions, severe weather and natural disasters and other adverse external events could have a significant impact on the Company’s ability to conduct business. In 2017, Houston and the surrounding area around the Gulf Coast were significantly affected by Hurricane Harvey. Our Southeast Texas and Conroe regions of the Company are in these areas and were impacted by the severe winds and floods. Such events affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of the collateral securing our loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on the Company’s business, which in turn, could have a material adverse effect on the Company’s business, financial condition and result of operations.

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
From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or products and services, the Company may invest significant time and resources. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. If we are unable to successfully manage these risks in the development and implementation of new lines of business or new products or services, it could have a material adverse effect on the Company’s business, financial condition and result of operations.
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
We may need to raise additional capital and such funds may not be available when needed
.
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
The Federal Reserve Board adopted a final rule that implemented the Basel III changes to the international regulatory capital framework and revised the U.S. risk-based and leverage capital requirements for U.S. banking organizations to strengthen identified areas of weakness in capital rules and to address relevant provisions of the Dodd-Frank Act.
The final rule established a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The final rule increased capital ratios for all banking organizations and introduced a “capital conservation buffer” which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer, it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. The final rule assigned a higher risk weight to loans that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also required unrealized gains and losses on certain

“available-for-sale”
securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time
opt-out
is exercised. We exercised this
opt-out
right in our March 31, 2015 quarterly financial filing. The final rule also included changes in what constitutes regulatory capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital. The final rule became effective for us on January 1, 2015. As of December 31, 2019, we met all of these new requirements, including the full capital conservation buffer.
Although we currently cannot predict the specific impact and long-term effects that Basel III will have on our Company and the banking industry more generally, the Company may be required to maintain higher regulatory capital levels which could impact our operations, net income and ability to grow. Furthermore, the Company’s failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us which could restrict our future growth or operations.
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

Even when market conditions are generally favorable, our investment performance may be adversely affected by the investment style of our wealth management and investment advisors and the particular investments that they make. To the extent our future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of our wealth management business will likely be reduced and our ability to attract new clients will likely be impaired. As such, fluctuations in the equity and debt markets can have a direct impact upon our net earnings. In addition, as approximately 13% of trust fees comes from management of oil and gas properties, a decline in the prices of oil and gas could lead to a loss of material amounts of our trust income.

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
Included in the Dodd-Frank Act are, for example, changes related to interchange fees and overdraft services. While the changes for interchange fees that can be charged for electronic debit transactions by payment card issuers relate only to banks with assets greater than $10 billion, concern exists that these regulations will also impact our Company and we continue approach the $10 billion asset level each year. We are also prohibited from charging customers fees for paying overdrafts on automated teller machine and debit card transactions, unless the consumer opts in. We continue to monitor the impact of these new regulations and other developments on our service charge revenue.
Federal income tax reform could have unforeseen effects on our financial condition and results of operations.
On December 22, 2017, the President of the United States signed the “Tax Cuts and Jobs Act.” The Tax Cuts and Jobs Act included a number of provisions, including the lowering of the U.S. corporate tax rate from 35%

to 21%, effective January 1, 2018. There were also provisions that may partially offset the benefit of such rate reduction. The intended and unintended consequences of Tax Cuts and Jobs Act on our business and on holders of our common shares is uncertain and could be adverse. Changes in the political makeup of the Senate and House of Representatives in the U.S. Congress could result also in the reversal of some or all of the effects of the Tax Cuts and Jobs Act.
New accounting standard, effective January 1, 2020, will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations
.
Effective January 1, 2020, the Company implemented the provision of
Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”
ASU
2016-13
represents a comprehensive change in estimating the allowance for loan losses from the current “incurred loss” model of losses inherent in the loan portfolio to a current “expected loss” model, which encompasses losses expected to be incurred over the life of the portfolio.
We are completing our implementation plan with our cross-functional working group, under the direction of our Chief Credit Officer along with our Chief Accounting Officer, Chief Lending Officer and Chief Financial Officer. The working group also included individuals from various functional areas including credit, risk management, accounting and information technology, among others. Our implementation plan included assessment and documentation of processes, internal controls and data sources; model development, documentation and validation; and system configuration among other things. We contracted with a third-party vendor to assist us in the application of ASU
2016-13.
The measurement of expected credit losses under ASU
2016-13
will be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of ASU
2016-13
could materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, ASU
2016-13
may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
Our FDIC insurance assessments could increase substantially resulting in higher operating costs.
We have historically paid the lowest premium rate available due to our sound financial position and in 2019 and carrying over into 2020 have received certain credits that further reduced the FDIC insurance premium paid. Should the number of bank failures increase or the FDIC insurance fund become depleted in others ways, FDIC premiums could increase or additional special assessments could be imposed. These increased premiums would have an adverse effect on our net income and results of operations.
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
The Federal Reserve Board began raising interest rates in late 2015 and continued to increase through 2018. Beginning in August 2019, the Federal Reserve Board decreased rates a total of 75 basis points. Today, there is substantial uncertainty regarding future interest rates. Increases in interest rates can have negative impacts on our business, including reducing our customers’ desire to borrow money from us or adversely affecting their ability to repay their outstanding loans by increasing their debt obligations through the periodic reset of adjustable interest rate loans. If our borrowers’ ability to pay their loans is impaired by increasing interest payment obligations, our level of non-performing
assets would increase, producing an adverse effect on operating results. Asset values, especially commercial real estate as collateral, securities or other fixed rate earning assets, can decline significantly with relatively minor changes in interest rates. Conversely, decreases in interest rates can effect the amount of interest we earn on our loans and investment securities, which could have a material adverse effect on the Company’s financial condition and results of operations. Although we have implemented strategies which we believe reduce the potential effects of adverse changes in interest rates on our results of operations, these strategies may not always be successful. Any of these events could adversely affect our results of operations, financial condition and liquidity.
Uncertainty relating to the London interbank offered rate (“LIBOR”) calculation process and potential phasing out of LIBOR may adversely affect us.
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, debentures, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have a material adverse effect on our financial condition or results of operations.
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
Our investment portfolio securities include obligations of, and mortgage-backed securities guaranteed by, government sponsored enterprises such as the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank or otherwise backed by Federal Housing Administration or Veteran’s Administration guaranteed loans; however, volatility or illiquidity in financial markets may cause investment securities held within our investment portfolio to fall in value or become less liquid. Increases in interest rates may cause a decline in the value of securities held by the Company. Uncertainty surrounding the credit risk associated with mortgage collateral or guarantors may cause material discrepancies in valuation estimates obtained from third parties. Volatile market conditions may reduce valuations due to the perception of heightened credit and liquidity risks in addition to interest rate risk typically associated with these securities. There can be no assurance that declines in market value associated with these disruptions will not result in impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our results of operations, equity and capital ratios.
First Financial Bankshares, Inc. relies on dividends from its subsidiaries for most of its revenue.
First Financial Bankshares
,
Inc. is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends paid by its subsidiaries. These dividends are the principal source of funds to pay dividends on the Company’s common stock to shareholders and interest and principal on First Financial Bankshares, Inc. debt (if we had balances outstanding). Various federal and/or state laws and regulations limit the amount of dividends that our bank and trust subsidiaries may pay to First Financial Bankshares, Inc. In the event our subsidiaries are unable to pay dividends to First Financial Bankshares, Inc., First Financial Bankshares, Inc. may not be able to service debt, if any, or pay dividends on the Company’s common stock. The inability to receive dividends from our subsidiaries could have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity.
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
As of December 31, 2019, we had $173.67 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.

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
and
non-competition
agreements related to our stock options and restricted stock. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. In addition, the scope and content of U.S. banking regulators’ policies on incentive compensation, could adversely affect our ability to hire, retain and motivate our key employees.
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
Our stock ownership has shifted to larger institutional shareholders
.
Our ownership base has shifted over the past several years resulting in a greater percentage of ownership by institutional investors and indexed funds as compared to shareholders located in our footprint. These institutional shareholders could decide to sell their holdings in our common stock and as such could result in lower market prices of our stock.
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
Our customers interact with their own and other third-party systems, which pose operational risks to us. We may be adversely affected by data breaches at retailers and other third parties who maintain data relating to our customers that involve the theft of customers data, including the theft of customers’ debit card, merchant credit card, wire transfer and other identifying and/or access information used to make purchases or payments at retailers and other third parties.
In the event of a data breach at one or more retailers of considerable magnitude, the Company’s business, financial condition and results of operations may be adversely affected.
Our reputation and business could be damaged by negative publicity.
Reputation risk, or the risk to our earnings and capital by negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, perception of our environmental, social and governance practices and disclosures, regulatory compliance, mergers and acquisitions, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry. In addition, adverse publicity or negative information posted on social media, whether or not factually correct, may adversely impact our business prospects or financial results.
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

Our principal office is located in the First Financial Bank Building at 400 Pine Street in downtown Abilene, Texas. We lease two spaces in buildings owned by First Financial Bank, National Association, Abilene, Texas totaling approximately 10,155 square feet. As of December 31, 2019, our subsidiaries collectively own 70 banking facilities, some of which are detached drive-ins,
and also lease 11 banking facilities and 13 ATM locations. Our management considers all our existing locations to be well-suited for conducting the business of banking. We believe our existing facilities are adequate to meet our requirements and our subsidiaries’ requirements for the foreseeable future.
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

Record Holders
As of February 1, 2020, we had 1,143 registered shareholders of record with our stock transfer agent.
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
Equity Compensation Plans
See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

PERFORMANCE GRAPH
The following performance graph compares cumulative total shareholder returns for our common stock, the Russell 3000 Index, and the SNL Bank Index, which is a banking index prepared by SNL Financial LC and is comprised of banks with $5 billion to $10 billion in total assets, for a five-year period (December 31, 2014 to December 31, 2019). The performance graph assumes $100 invested in our common stock at its closing price on December 31, 2014, and in each of the Russell 3000 Index and the SNL Bank Index on the same date. The performance graph also assumes the reinvestment of all dividends. The dates on the performance graph represent the last trading day of each year indicated. The amounts noted on the performance graph have been adjusted to give effect to all stock splits and stock dividends.
First Financial Bankshares, Inc
.

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
First Financial Bankshares, Inc.	100.00	103.03	157.49	159.77	207.64	256.36
Russell 3000	100.00	100.48	113.27	137.21	130.02	170.35
SNL Bank $5B-$10B Index	100.00	113.92	163.20	162.59	147.15	182.34

Source : SNL Financial, an offering of S&P Global Market Intelligence
© 2020
www.snl.com

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below as of and for the years ended December 31, 2019, 2018, 2017, 2016, and 2015, have been derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes presented elsewhere in this Form
10-K.
The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future. Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporates information required to be disclosed by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.”

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except per share data)
Summary Income Statement Information:
Interest income	$319,192	$291,690	$245,975	$232,288	$221,623
Interest expense	30,102	18,930	9,288	5,451	4,088

Net interest income	289,090	272,760	236,687	226,837	217,535
Provision for loan losses	2,965	5,665	6,530	10,212	9,685
Noninterest income	108,428	101,764	91,017	85,132	73,432
Noninterest expense	196,521	190,684	173,986	165,830	149,464

Earnings before income taxes	198,032	178,175	147,188	135,927	131,818
Income tax expense	33,220	27,537	26,817	31,153	31,437

Net earnings	$164,812	$150,638	$120,371	$104,774	$100,381

Per Share Data:
Earnings per share, basic	$1.22	$1.11	$0.91	$0.80	$0.78
Earnings per share, assuming dilution	1.21	1.11	0.91	0.80	0.77
Cash dividends declared	0.47	0.41	0.38	0.35	0.31
Book value at period-end	9.03	7.77	6.97	6.34	6.10
Earnings performance ratios:
Return on average assets	2.08%	1.98%	1.72%	1.59%	1.61%
Return on average equity	14.37	15.37	13.63	12.36	13.60
Summary Balance Sheet Data (Period-end):
Securities	$3,413,317	$3,158,777	$3,087,473	$2,860,958	$2,734,177
Loans	4,223,197	3,975,308	3,500,699	3,384,205	3,350,593
Total assets	8,262,227	7,731,854	7,254,715	6,809,931	6,665,070
Deposits	6,603,806	6,180,389	5,962,961	5,478,539	5,190,169
Total liabilities	7,035,030	6,678,559	6,331,947	5,972,046	5,860,084
Total shareholders’ equity	1,227,197	1,053,295	922,768	837,885	804,986
Asset quality ratios:
Allowance for loan losses/period-end loans	1.24%	1.29%	1.38%	1.35%	1.25%
Nonperforming assets/period-end loans plus foreclosed assets	0.61	0.75	0.57	0.86	0.89
Net charge offs/average loans	0.04	0.07	0.12	0.19	0.15
Capital ratios:
Average shareholders’ equity/average assets	14.44%	12.89%	12.65%	12.85%	11.86%
Leverage ratio (1)	12.60	11.85	11.09	10.71	9.96
Tier 1 risk-based capital (2)	20.06	19.47	18.66	17.30	15.90
Common equity tier 1 capital (3)	20.06	19.47	18.66	17.30	15.90
Total risk-based capital (4)	21.13	20.61	19.85	18.45	16.97
Dividend payout ratio	38.31	36.84	41.24	44.14	40.20

(1)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by fourth quarter average assets less intangible assets.

(2)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by risk-adjusted assets.

(3)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by risk-adjusted assets.

(4)	Calculated by dividing at
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
The following discussion and analysis of the major elements of our consolidated balance sheets as of December 31, 2019 and 2018, and consolidated statements of earnings for the years 2017 through 2019 should be read in conjunction with our consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this Form
10-K.
Critical Accounting Policies
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
We deem our most critical accounting policies to be (1) our allowance for loan losses and our provision for loan losses and (2) our valuation of securities. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on our reported results for a given period. A discussion of (1) our allowance for loan losses and our provision for loan losses and (2) our valuation of securities is included in Note 1 to our Consolidated Financial Statements beginning on page
F-8.
Acquisitions
On October 12, 2017, we entered into an agreement and plan of reorganization to acquire Commercial Bancshares, Inc. and its wholly owned bank subsidiary, Commercial State Bank, Kingwood, Texas. On January 1, 2018, the transaction closed. Pursuant to the agreement, we issued 1.29 million shares of the Company’s common stock in exchange for all of the outstanding shares of Commercial Bancshares, Inc. In addition, in accordance with the plan of reorganization, Commercial Bancshares, Inc. paid a special dividend totaling $22.08 million to its shareholders prior to the closing of this transaction. At the closing, Kingwood Merger Sub., Inc., a wholly owned subsidiary of the Company, merged into Commercial Bancshares Inc., with Commercial Bancshares, Inc. surviving as a wholly owned subsidiary of the Company. Immediately following such merger, Commercial Bancshares, Inc. was merged into the Company and Commercial State Bank, Kingwood, Texas was merged into First Financial Bank, National Association, Abilene, Texas, a wholly owned subsidiary of the Company. The total purchase price exceeded the estimated fair value net of assets acquired by approximately $31.59 million and the Company recorded such excess as goodwill. The balance sheet and results of operations of Commercial Bancshares, Inc. are included in the financial statements of the Company effective January 1, 2018.

On September 19, 2019, we entered into an agreement and plan of reorganization to acquire TB&T Bancshares, Inc. and its wholly owned bank subsidiary, The Bank & Trust of Bryan/College Station. On January 1, 2020, the transaction closed. Pursuant to the agreement, we issued 6.28 million shares of the Company’s common stock in exchange for all of the outstanding shares of TB&T Bancshares, Inc. In addition, in accordance with the plan of reorganization, TB&T Bancshares, Inc. paid a special dividend totaling $1.92 million to its shareholders prior to the closing of this transaction. At the closing, Brazos Merger Sub, Inc., a wholly owned subsidiary of the Company, merged into TB&T Bancshares Inc., with TB&T Bancshares, Inc. surviving as a wholly owned subsidiary of the Company. Immediately following such merger, TB&T Bancshares, Inc. was merged into the Company and The Bank & Trust of Bryan/College Station, Texas was merged into First Financial Bank, National Association, Abilene, Texas, a wholly owned subsidiary of the Company. The total purchase price exceeded the estimated fair value net of assets acquired by approximately $143.2 million and the Company recorded such excess as goodwill. The balance sheet and results of operations of TB&T Bancshares, Inc. will be included in the financial statements of the Company effective January 1, 2020. At December 31, 2019, The Bank & Trust of Bryan/College Station had gross loans totaling $455.40 million, total deposits of $551.90 million and total assets of $631.10 million.
Stock Split and Increase in Authorized Shares
On April 23, 2019, the Company’s Board of Directors declared a two-for-one
stock split of the Company’s outstanding common shares effective June 3, 2019. In addition, the shareholders of the Company approved an amendment to the Amended and Restated Certificate of Formation to increase the number of authorized shares to 200,000,000. All per share amounts in the annual report on Form 10-K have been restated to reflect this stock split. An amount equal to the par value of the additional common shares to be issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock in the consolidated financial statements as of and for the year ended December 31, 2019.
Implementation of New Accounting Standard for Accounting for Allowance for Loan Losses
Effective January 1, 2020, the Company implemented the provision of
Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”
ASU
2016-13
represents a comprehensive change in estimating the allowance for loan losses from the current “incurred loss” model of losses inherent in the loan portfolio to a current “expected loss” model, which encompasses losses expected to be incurred over the life of the portfolio. For publicly traded companies, ASU
2016-13
was effective January 1, 2020 and will be effective for the quarter ending March 31, 2020.
We are completing our implementation plan with our cross-functional working group, under the direction of our Chief Credit Officer along with our Chief Accounting Officer, Chief Lending Officer and Chief Financial Officer. The working group also included individuals from various functional areas including credit, risk management, accounting and information technology, among others. Our implementation plan included assessment and documentation of processes, internal controls and data sources; model development, documentation and validation; and system configuration, among other things. We contracted with a third-party vendor to assist us in the application of ASU
2016-13.
While we continue to analyze and modify our calculations, we currently expect the adoption of ASU
2016-13
will result in an allowance for loan losses amount at January 1, 2020 in the range of $45.0 million to $51.0 million. At December 31, 2019, our allowance for loan losses totaled $52.5 million. In addition, ASU
2016-13
will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets; however, we do not expect these allowances to be significant. Additionally, the adoption of ASU
2016-13
is not expected to have a significant impact on our regulatory capital ratios. The ultimate final impact of adoption of
ASU-2016-13
could be significantly different than our current expectation as our modeling process is further refined.
Other New Accounting Standards Issued but Not Yet Effective
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

ASU 2018-13, “Fair Value Measurement (Topic 820). – Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.”
ASU
2018-13
modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU
2018-13
remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU
2018-13
became effective on January 1, 2020 and is not expected to have a significant impact on the Company’s financial statements.
Results of Operations
Performance Summary
. Net earnings for 2019 were $164.81 million, an increase of $14.17 million, or 9.41%, over net earnings for 2018 of $150.64 million. Net earnings for 2017 were $120.37 million. The increase in net earnings for 2019 over 2018 were primarily attributable to the growth in net interest income and noninterest income and the increase in net earnings for 2018 over 2017 was primarily attributable to the change in income tax rates.
On a basic net earnings per share basis, net earnings were $1.22 for 2019, as compared to $1.11 for 2018 and $0.91 for 2017. The return on average assets was 2.08% for 2019, as compared to 1.98% for 2018 and 1.72% for 2017. The return on average equity was 14.37% for 2019, as compared to 15.37% for 2018 and to 13.63% for 2017.
Net Interest Income
. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.
Tax-equivalent
net interest income was $295.88 million in 2019, as compared to $281.75 million in 2018, and $262.18 million in 2017. Average earning assets were $7.44 billion in 2019, as compared to $7.12 billion in 2018 and $6.54 billion in 2017. The increase in tax-equivalent
net interest income in 2019 compared to 2018 was largely attributable to increases in interest earning assets. The increase of $326.97 million in average earning assets in 2019 when compared to 2018 was primarily a result of increases in loans of $246.63 million and taxable securities of $156.33 million when compared to 2018. The increase in tax-equivalent
net interest income in 2018 compared to 2017 was largely attributable to increases in the volume of interest earning assets offset by rate increases on our interest-bearing liabilities. The increase of $570.96 million in average earning assets in 2018 when compared to 2017 was primarily a result of increases in loans of $392.59 million and taxable securities of $454.46 million. These increases were offset by a decline of $222.01 million in tax-exempt
securities. Average interest-bearing liabilities were $4.61 billion in 2019, as compared to $4.47 billion in 2018 and $4.21 billion in 2017. The yield on earning assets increased fifteen basis points in 2019 when compared to 2018 while the rate paid on interest-bearing liabilities increased twenty-three basis points. The yield on earning assets increased eight basis points in 2018 when compared to 2017 while the rate paid on interest-bearing liabilities increased twenty basis points.

Table 1 allocates the change in
tax-equivalent
net interest income between the amount of change attributable to volume and to rate.
Table 1 — Changes in Interest Income and Interest Expense (in thousands):

	2019 Compared to 2018			2018 Compared to 2017
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate
Short-term investments	$(106)	$367	$261	$(636)	$583	$(53)
Taxable investment securities	4,045	1,573	5,618	10,082	7,145	17,227

Tax-exempt investment securities (1)	(2,634)	(2,203)	(4,837)	(10,184)	(10,433)	(20,617)
Loans (1) (2)	12,983	11,276	24,259	19,293	13,362	32,655

Interest income	14,288	11,013	25,301	18,555	10,657	29,212

Interest-bearing deposits	654	9,523	10,177	583	8,149	8,732
Short-term borrowings	(99)	1,095	996	(8)	917	909

Interest expense	555	10,618	11,173	575	9,066	9,641

Net interest income	$13,733	$395	$14,128	$17,980	$1,591	$19,571

(1)	Computed on tax-equivalent basis assuming marginal tax rate of 21% for 2019 and 2018 and 35% for 2017.

(2)	Non-accrual loans are included in loans.

The net interest margin in 2019 was 3.98%, an increase of two basis points from 2018 which decreased five basis points from 2017. We continued to experience downward pressures on our net interest margin in 2019 and 2018 primarily due to (i) the change in the income tax rate from 35% to 21% from the Tax Cuts and Jobs Act and its effect on our tax free municipal bonds and tax free loans, (ii) extended period of fluctuating historically low levels of short-term interest rates, and (iii) flat to inverted yield curve currently being experienced in the bond market. We have been able to somewhat mitigate the impact of these lower short-term interest rates and the flat/inverted yield curve by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and minimizing rates paid on interest bearing liabilities. As rates fluctuate, we adjust loan rates as appropriate, upon maturities, and convert to variable rates when we are able. The Federal Reserve increased rates 100 basis points in 2018, 75 basis points in 2017 and 25 basis points in 2016 and 2015, but decreased rates by 75 basis points during 2019.

The net interest margin, which measures
tax-equivalent
net interest income as a percentage of average earning assets, is illustrated in Table 2 for the years 2017 through 2019.
Table 2 — Average Balances and Average Yields and Rates (in thousands, except percentages):

	2019			2018			2017
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$84,430	$1,892	2.24%	$90,374	$1,631	1.80%	$144,464	$1,684	1.17%
Taxable investment securities (2)	2,090,490	55,670	2.66	1,934,160	50,052	2.59	1,479,698	32,825	2.22
Tax-exempt investment securities (2)(3)	1,192,908	42,664	3.58	1,262,947	47,501	3.76	1,484,952	68,118	4.59
Loans (3)(4)	4,074,667	225,757	5.54	3,828,040	201,498	5.26	3,435,447	168,843	4.91

Total earning assets	7,442,495	$325,983	4.38%	7,115,521	$300,682	4.23%	6,544,561	$271,470	4.15%
Cash and due from banks	175,417			176,799			162,255
Bank premises and equipment, net	133,239			129,715			123,595
Other assets	66,003			62,595			56,007
Goodwill and other intangible assets, net	174,138			172,425			142,473
Allowance for loan losses	(52,170)			(50,323)			(47,380)

Total assets	$7,939,122			$7,606,732			$6,981,511

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$4,208,666	$27,122	0.64%	$4,052,614	$16,945	0.42%	$3,783,960	$8,213	0.22%
Short-term borrowings	398,142	2,980	0.75	418,977	1,984	0.47	422,285	1,075	0.25

Total interest-bearing liabilities	4,606,808	$30,102	0.65%	4,471,591	$18,929	0.42%	4,206,245	$9,288	0.22%
Noninterest-bearing deposits	2,137,089			2,124,004			1,843,973
Other liabilities	48,658			30,931			48,480

Total liabilities	6,792,555			6,626,526			6,098,698
Shareholders’ equity	1,146,567			980,206			882,813

Total liabilities and shareholders’ equity	$7,939,122			$7,606,732			$6,981,511

Net interest income		$295,881			$281,753			$262,182

Rate Analysis:
Interest income/earning assets			4.38%			4.23%			4.15%
Interest expense/earning assets			0.40			0.27			0.14

Net yield on earning assets			3.98%			3.96%			4.01%

(1)	Short-term investments are comprised of Fed Funds sold, interest bearing deposits in banks and interest bearing time deposits in banks.

(2)	Average balances include unrealized gains and losses on available-for-sale securities.

(3)	Computed on tax-equivalent basis assuming marginal tax rate of 21% for 2019 and 2018 and 35% for 2017.

(4)	Nonaccrual loans are included in loans.

Noninterest Income
. Noninterest income for 2019 was $108.43 million, an increase of $6.66 million, or 6.55%, as compared to 2018. Increases in certain categories of noninterest income included (1) real estate mortgage operations income of $2.99 million, (2) ATM, interchange and credit card fees of $1.33 million, (3) interest on loan recoveries of $1.15 million, (4) service charges on deposit accounts of $376 thousand, and (5) trust fees of $220 thousand when compared to 2018. The increase in real estate mortgage fees was a result of an increase in the volume of loans originated and the Company’s decision to move to mandatory delivery. The increase in ATM, interchange and credit card fees was primarily due to the continued growth in the number of debit cards issued. Interest on loan recoveries increased as a result of several larger loan recoveries in 2019. The increase in service charges on deposit accounts was primarily due to the continued growth in net new accounts. The increase in trust fees resulted from an increase in assets under management over the prior year; however, this was mostly offset by a decrease in income derived from oil and gas production activity when compared to 2018. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheets, totaled $6.75 billion at December 31, 2019, as compared to $5.60 billion at December 31, 2018. Offsetting these increases was a decrease in net gains on sales of available-for-sale
securities of $621 thousand.
Noninterest income for 2018 was $101.76 million, an increase of $10.75 million, or 11.81%, as compared to 2017. Increases in certain categories of noninterest income included (1) trust fees of $4.49 million, (2) ATM, interchange and credit card fees of $2.85 million, and (3) service charges on deposit accounts of $2.25 million when compared to 2017. The increase in trust fees resulted from an increase in assets under management over the prior year and an increase in oil and gas production and lease fees for the majority of 2018 that increased related trust fees by $2.61 million over 2017. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheets, totaled $5.60 billion at December 31, 2018, as compared to $5.13 billion at December 31, 2017. The increase in ATM, interchange and credit card fees was due to continued growth in the number of debit cards issued and the Kingwood acquisition. Service charges on deposit accounts increased primarily due to continued growth in net new accounts, product and pricing changes made to better align the Company’s account offerings and the Kingwood acquisition. Offsetting these increases were decreases in interest on net recoveries of $190 thousand and gains on sale of available-for-sale
securities of $474 thousand.
ATM and interchange fees are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. ATM and interchange fees consist of income from debit card usage, point of sale income for debit card transactions and ATM service fees. Federal Reserve Board rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction. While we currently have assets under $10 billion, we are monitoring the effect of this reduction in per transaction fee income as we approach the $10 billion asset level.
Table 3 — Noninterest Income (in thousands):

	2019	Increase (Decrease)	2018	Increase (Decrease)	2017
Trust fees	$28,401	$220	$28,181	$4,487	$23,694
Service charges on deposit accounts	22,039	376	21,663	2,247	19,416
ATM, interchange and credit card fees	29,863	1,331	28,532	2,846	25,686
Real estate mortgage operations	18,144	2,987	15,157	48	15,109
Net gain on sale of available-for-sale securities	733	(621)	1,354	(474)	1,828
Net gain (loss) on sale of foreclosed assets	274	158	116	166	(50)
Net gain (loss) on sale of assets	319	466	(147)	249	(396)
Interest on loan recoveries	2,092	1,154	938	(190)	1,128
Other:
Wire transfer fees	1,012	110	902	390	512
Check printing fees	211	(5)	216	43	173
Safe deposit rental fees	535	(9)	544	15	529
Credit life and debt protection fees	978	237	741	124	617
Brokerage commissions	1,581	(126)	1,707	417	1,290
Miscellaneous income	2,246	386	1,860	379	1,481

Total other	6,563	593	5,970	1,368	4,602

Total Noninterest Income	$108,428	$6,664	$101,764	$10,747	$91,017

Noninterest Expense
. Total noninterest expense for 2019 was $196.52 million, an increase of $5.84 million, or 3.06%, as compared to 2018. Noninterest expense for 2018 amounted to $190.68 million, an increase of $16.70 million, or 9.60%, as compared to 2017. An important measure in determining whether a financial institution effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent
basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for 2019 was 48.61%, as compared to 49.72% for 2018 and 49.26% for 2017.
Salaries and employee benefits for 2019 totaled $112.34 million, an increase of $7.15 million, or 6.79%, as compared to 2018. The increase was primarily driven by (i) annual merit-based pay increases that were effective March 1, 2019, (ii) an increase in our profit sharing expenses, (iii) an increase in our pension plan expenses, and (iv) an increase in medical insurance costs.
All other categories of noninterest expense for 2019 totaled $84.19 million, a decrease of $1.31 million, or 1.53%, as compared to 2018. Included in noninterest expense in 2019 was $2.67 million, before income tax, in pension settlement expense resulting from the Company’s settlement and termination of the remaining portion of its defined benefit pension plan obligation. During 2018, the Company recorded $1.55 million, before income tax, in pension settlement expense for a partial settlement of this defined benefit pension obligation. Also included in noninterest expense during 2019 was an increase of $574 thousand in ATM, interchange and credit card expenses when compared to 2018. Offsetting these increases in noninterest expense for 2019 when compared to 2018 was a decrease in FDIC insurance premiums of $1.24 million due to the FDIC assessment credit previously discussed.

Salaries and employee benefits for 2018 totaled $105.19 million, an increase of $9.90 million, or 10.39%, as compared to 2017. The increase was primarily driven by (i) annual merit-based pay increases that were effective March 1, 2018, (ii) an increase in our profit sharing expenses, and (iii) increases in all categories from the Kingwood acquisition.
All other categories of noninterest expense for 2018 totaled $85.50 million, an increase of $6.80 million, or 8.64%, as compared to 2017. Included in noninterest expense in 2018 was $1.55 million, before income tax, resulting from the Company’s partial settlement of its frozen defined benefit pension plan. Other notable increases in noninterest expense included a $1.83 million increase in ATM, interchange and credit card expenses and a $652 thousand increase in net occupancy expense. In addition, included in other miscellaneous expenses for 2018 were technology contract termination and conversion related costs totaling $1.75 million related to the Kingwood acquisition.
Table 4 — Noninterest Expense (in thousands):

	2019	Increase (Decrease)	2018	Increase (Decrease)	2017
Salaries	$84,281	$4,807	$79,474	$7,342	$72,132
Medical	9,125	426	8,699	114	8,585
Profit sharing	7,661	612	7,049	2,314	4,735
Pension	351	529	(178)	(305)	127
401(k) match expense	2,759	171	2,588	196	2,392
Payroll taxes	5,675	306	5,369	360	5,009
Stock option expense	1,489	(19)	1,508	(237)	1,745
Restricted stock expense	995	315	680	118	562

Total salaries and employee benefits	112,336	7,147	105,189	9,902	95,287

Cost related to termination of pension plan	2,673	1,127	1,546	1,546	—
Net occupancy expense	11,156	(17)	11,173	652	10,521
Equipment expense	9,052	(1,066)	10,118	(2)	10,120
FDIC insurance premiums	1,091	(1,242)	2,333	116	2,217
ATM, interchange and credit card expenses	9,856	574	9,282	1,830	7,452
Professional and service fees	7,853	(1,041)	8,894	831	8,063
Printing, stationery and supplies	1,812	(185)	1,997	8	1,989
Amortization of intangible assets	1,016	(256)	1,272	659	613
Other:
Data processing fees	1,550	88	1,462	343	1,119
Postage	1,547	(202)	1,749	86	1,663
Advertising	3,607	4	3,603	88	3,515
Correspondent bank service charges	707	(65)	772	(96)	868
Telephone	3,678	116	3,562	454	3,108
Public relations and business development	3,206	145	3,061	242	2,819
Directors’ fees	1,972	227	1,745	192	1,553
Audit and accounting fees	1,460	(165)	1,625	(4)	1,629
Legal fees	1,214	66	1,148	(632)	1,780
Regulatory exam fees	1,179	(96)	1,275	98	1,177
Travel	1,641	176	1,465	255	1,210
Courier expense	858	28	830	(49)	879
Operational and other losses	1,879	(309)	2,188	(1,004)	3,192
Other real estate	202	73	129	(59)	188
Software amortization and expense	7,305	1,285	6,020	(920)	6,940
Other miscellaneous expense	7,671	(575)	8,246	2,162	6,084

Total other	39,676	796	38,880	1,156	37,724

Total Noninterest Expense	$196,521	$5,837	$190,684	$16,698	$173,986

Income Taxes
. Income tax expense was $33.22 million for 2019, as compared to $27.54 million for 2018 and $26.82 million for 2017. Our effective tax rates on pretax income were 16.78%, 15.46% and 18.22%, respectively, for the years 2019, 2018 and 2017. The effective tax rates differ from the statutory federal tax rate of 21.0% in 2019 and 2018 and 35.0% in 2017 largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and income tax deductions from the partial donation of two of our branch buildings to municipalities.
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law with sweeping modifications to the Internal Revenue Code. The primary change for the Company was to lower the corporate income tax rate to 21% from 35%. The Company’s deferred tax assets and liabilities were re-measured
based on the income tax rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded related to the re-measurement
of the Company’s deferred tax balance was $7.65 million, a reduction of income tax expense for the year ended December 31, 2017. At December 31, 2018, final regulations for the Tax Cuts and Jobs Act were still pending; however, the Company updated its estimate of the impact to our deferred tax balances based on the proposed regulations issued to date and recorded an additional reduction of income tax expense for the year ended December 31, 2018 of $664 thousand. No additional adjustment amounts were recorded for the year ended December 31, 2019, and the Company does not anticipate significant revision will be necessary in the future.
Balance Sheet Review
Loans
. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for
1-4
family residences and commercial real estate. The structure of loans in the real estate mortgage area generally provides re-pricing
intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of December 31, 2019, total loans held for investment were $4.19 billion, an increase of $241.33 million, as compared to December 31, 2018. As compared to year-end
2018, real estate loans increased $184.03 million, commercial loans increased $11.37 million, agricultural loans increased $6.96 million and consumer loans increased $38.97 million. Loans averaged $4.07 billion during 2019, an increase of $246.63 million over the 2018 average balances.
Table 5 — Composition of Loans (in thousands):

	December 31,
	2019	2018	2017	2016	2015
Commercial	$856,326	$844,953	$684,099	$674,410	$696,163
Agricultural	103,640	96,677	94,543	84,021	102,351
Real estate	2,823,372	2,639,346	2,302,998	2,189,844	2,136,233
Consumer	411,631	372,660	403,929	409,032	382,303

Total loans held-for-investment	$4,194,969	$3,953,636	$3,485,569	$3,357,307	$3,317,050

As of December 31, 2019, our real estate loans represent approximately 67.30% of our loan portfolio and are comprised of (i) commercial real estate loans of 29.72%, generally owner occupied, (ii)
1-4
family residence loans of 40.79%, (iii) residential development and construction loans of 9.73%, which includes our custom and speculation home construction loans, (iv) commercial development and construction loans of 6.80%, and (v) other loans, which includes ranches, hospitals and universities of 12.96%.
Loans
held-for-sale,
consisting of secondary market mortgage loans, totaled $28.23 million and $21.67 million at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, $5.15 million and $2.49 million are valued at the lower of cost or fair value, and the remaining amount is valued under the fair value option.

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
Table 6 — Maturity Distribution and Interest Sensitivity of Loans at December 31, 2019 (in thousands):
The following tables summarize maturity and repricing information for the commercial and agricultural and the real estate-construction portion of our loan portfolio as of December 31, 2019:

	One Year or less	After One Year Through Five Years	After Five Years	Total
Commercial and agricultural	$390,668	$320,303	$248,995	$959,966
Real estate - construction	241,748	60,565	143,743	446,056

Maturities After One Year
Loans with fixed interest rates	$407,307
Loans with floating or adjustable interest rates	366,299

Asset Quality
. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $25.77 million at December 31, 2019, as compared to $29.63 million at December 31, 2018 and $20.12 million at December 31, 2017. As a percent of loans and foreclosed assets, these assets were 0.61% at December 31, 2019, as compared to 0.75% at December 31, 2018 and 0.57% at December 31, 2017. As a percent of total assets, these assets were 0.31% at December 31, 2019, as compared to 0.38% at December 31, 2018 and 0.28% at December 31, 2017. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at December 31, 2019.
Supplemental Oil and Gas Information.
At December 31, 2019, the Company’s exposure to the oil and gas industry was 2.84% of gross loans, or $119.79 million, compared to 2.86% of gross loans, or $113.54 million at December 31, 2018. These oil and gas loans consisted (based on collateral supporting the loan) of (i) development and production loans of 11.26%, (ii) oil and gas field servicing loans of 15.10%, (iii) real estate loans of 39.37%, (iv) accounts receivable and inventory of 3.74%, (v) automobile of 23.53% and (vi) other of 7.00%. These loans have warranted additional scrutiny because of fluctuating oil and gas prices. The Company instituted additional monitoring procedures for these loans and has classified and downgraded loans as appropriate. The following oil and gas information is as of and for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Oil and gas related loans	$119,789	$113,536
Oil and gas related loans as a % of total loans	2.84%	2.86%
Classified oil and gas related loans	$7,041	$3,894
Nonaccrual oil and gas related loans	$481	$1,048
Net charge-offs for oil and gas related loans	—	—
Allowance for oil and gas related loans as a % of oil and gas loans	2.54%	3.23%

Table 7 — Nonaccrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	At December 31,
	2019	2018	2017	2016	2015
Nonaccrual loans*	$24,582	$27,534	$17,670	$27,371	$28,601
Loans still accruing and past due 90 days or more	153	1,008	288	284	341
Troubled debt restructured loans**	26	513	627	701	199

Nonperforming loans	24,761	29,055	18,585	28,356	29,141
Foreclosed assets	1,009	577	1,532	644	627

Total nonperforming assets	$25,770	$29,632	$20,117	$29,000	$29,768

As a % of loans and foreclosed assets	0.61%	0.75%	0.57%	0.86%	0.89%
As a % of total assets	0.31	0.38	0.28	0.43	0.45

*	Includes $251 thousand, $827 thousand, $618 thousand, $1.26 million and $2.18 million, respectively, of purchased credit impaired loans as of December 31, 2019, 2018, 2017, 2016 and 2015.
**
Troubled debt restructured loans of $4.79 million, $3.84 million, $4.63 million, $6.86 million and $6.11 million, respectively, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual
loans as of December 31, 2019, 2018, 2017, 2016 and 2015.

We record interest payments received on
non-accrual
loans as reductions of principal. Prior to the loans being placed on non-accrual,
we recognized interest income on impaired loans as of December 31, 2019 of approximately $151 thousand during the year ended December 31, 2019. If interest on these impaired loans had been recognized on a full accrual basis during the year ended December 31, 2019, such income would have approximated $2.39 million.
See Note 3 to the Consolidated Financial Statements beginning on page
F-19
for more information on these assets.
Provision and Allowance for Loan Losses
. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see our accounting policies in Note 1 to the Consolidated Financial Statements beginning on page
F-9.
The provision for loan losses was $2.97 million, as compared to $5.67 million in 2018 and $6.53 million in 2017. The continued provision for loan losses in 2019 and 2018 reflects primarily the growth in the loan portfolio. As a percent of average loans, net loan charge-offs were 0.04% during 2019, 0.07% during 2018 and 0.12% during 2017. The allowance for loan losses as a percent of loans was 1.24% as of December 31, 2019, as compared to 1.29% as of December 31, 2018 and 1.38% as of December 31, 2017. Included in Tables 8 and 9 are further analysis of our allowance for loan losses.
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

Table 8 — Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	2019	2018	2017	2016	2015
Balance at January 1,	$51,202	$48,156	$45,779	$41,877	$36,824

Charge-offs:
Commercial	1,545	1,418	3,018	6,990	3,734
Agricultural	319	—	71	219	164
Real estate	1,335	1,479	1,215	682	441
Consumer	927	1,550	1,517	1,925	1,700

Total charge-offs	4,126	4,447	5,821	9,816	6,039

Recoveries:
Commercial	1,364	839	942	952	344
Agricultural	158	15	33	25	55
Real estate	404	462	192	2,021	558
Consumer	532	512	501	508	450

Total recoveries	2,458	1,828	1,668	3,506	1,407

Net charge-offs	1,668	2,619	4,153	6,310	4,632

Provision for loan losses	2,965	5,665	6,530	10,212	9,685

Balance at December 31,	$52,499	$51,202	$48,156	$45,779	$41,877

Loans at year-end	$4,223,197	$3,975,308	$3,500,699	$3,384,205	$3,350,593
Average loans	4,074,667	3,828,040	3,435,447	3,333,241	3,090,538

Net charge-offs/average loans	0.04%	0.07%	0.12%	0.19%	0.15%
Allowance for loan losses/year-end loans*	1.24	1.29	1.38	1.35	1.25
Allowance for loan losses/nonaccrual, past due 90 days still accruing and restructured loans	212.02	176.22	259.11	161.44	143.70

*	Reflects the impact of loans acquired in the Conroe acquisition in 2015 and the Kingwood acquisition in 2018, which were initially recorded at fair value with no allocated allowance for loan losses.

Table 9 — Allocation of Allowance for Loan Losses (in thousands):

	At December 31,
	2019	2018	2017	2016	2015
	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount
Commercial	$12,122	$11,948	$10,865	$11,707	$12,644
Agricultural	1,206	1,446	1,305	1,101	1,191
Real estate	33,974	32,342	29,896	26,864	24,375
Consumer	5,197	5,466	6,090	6,107	3,667

Total	$52,499	$51,202	$48,156	$45,779	$41,877

Percent of Loans in Each Category of Total Loans:

	2019	2018	2017	2016	2015
Commercial	23.09%	23.34%	19.63%	20.09%	20.99%
Agricultural	2.30	2.82	2.71	2.50	3.09
Real estate	64.71	63.17	66.07	65.23	64.40
Consumer	9.90	10.67	11.59	12.18	11.52

Included in our loan portfolio are certain other loans not included in Table 7 that are deemed to be potential problem loans. Potential problem loans are those loans that are currently performing, but for which known information about trends, uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $6.50 million as of December 31, 2019.

Interest-Bearing Deposits in Banks.
The Company had interest-bearing deposits in banks of $47.92 million at December 31, 2019 and $42.27 million at December 31, 2018, respectively. At December 31, 2019, our interest-bearing deposits in banks included $47.69 million maintained at the Federal Reserve Bank of Dallas and $232 thousand on deposit with the Federal Home Loan Bank of Dallas (FHLB). The average balance of interest-bearing deposits in banks was $80.81 million, $87.03 million and $141.37 million in 2019, 2018 and 2017, respectively. The average yield on interest-bearing deposits in banks was 2.22%, 1.79% and 1.17% in 2019, 2018 and 2017, respectively.
Available-for-Sale and Held-to-Maturity Securities
. At December 31, 2019, securities with a fair value of $3.41 billion were classified as securities available-for-sale.
There were no securities classified as
held-to-maturity
at December 31, 2019. As compared to December 31, 2018, the
available-for-sale
portfolio at December 31, 2019, reflected (1) an increase of $57 thousand in U.S. Treasury securities; (2) a decrease of $301 thousand in obligations of U.S. government sponsored enterprises and agencies; (3) an increase of $31.11 million in obligations of states and political subdivisions; (4) a decrease of $90 thousand in corporate bonds and other; and (5) an increase of $223.76 million in mortgage-backed securities. As compared to December 31, 2017, the available-for-sale
portfolio at December 31, 2018, reflected (1) an increase of $9.96 million in U.S. Treasury securities; (2) a decrease of $60.03 million in obligations of U.S. government sponsored enterprises and agencies; (3) a decrease of $162.98 million in obligations of states and political subdivisions; (4) a decrease of $6.66 million in corporate bonds and other; and (5) an increase of $291.01 million in mortgage-backed securities.
Securities-available-for-sale
included fair value adjustments of $84.51 million, $5.21 million and $44.86 million at December 31, 2019, 2018 and 2017, respectively. We did not hold any collateralized mortgage obligations or structured notes as of December 31, 2019 that we consider to be high risk. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.
See Table 10 and Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2019 and 2018.
Table 10 — Maturities and Yields of
Available-for-Sale
Held at December 31, 2019 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury securities	$10,019	2.52%	$—	—%	$—	—%	$—	—%	$10,019	2.52%
Obligations of states and political subdivisions	137,948	4.92	510,553	4.23	638,239	3.61	2,243	5.66	1,288,983	4.00
Corporate bonds and other securities	4,478	2.40	230	2.65	—	—	—	—	4,708	2.41
Mortgage-backed securities	46,651	2.03	1,678,066	2.67	321,287	2.77	63,603	2.72	2,109,607	2.67

Total	$199,096	4.06%	$2,188,849	3.03%	$959,526	3.33%	$65,846	2.82%	$3,413,317	3.17%

All yields are computed on a
tax-equivalent
basis assuming a marginal tax rate of 21%. Yields on
available-for-sale
securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other
securities are reported at the earlier of maturity date or call date.
As of December 31, 2019, the investment portfolio had an overall tax equivalent yield of 3.17%, a weighted average life of 4.18 years and modified duration of 3.74 years.
Deposits
. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $6.60 billion as of December 31, 2019, as compared to $6.18 billion as of December 31, 2018 and $5.96 billion as of

December 31, 2017. Table 11 provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $100,000 or more:
Table 11 — Composition of Average Deposits and Remaining Maturity of Time Deposits of $100,000 or More (in thousands, except percentages):

	2019		2018		2017
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$2,137,089	—	$2,124,005	—	$1,843,973	—
Interest-bearing deposits
Interest-bearing checking	2,097,109	0.68%	2,025,810	0.53%	1,902,699	0.27%
Savings and money market accounts	1,679,168	0.54%	1,558,889	0.28	1,401,804	0.13
Time deposits under $100,000	186,709	0.70%	204,929	0.25	267,754	0.13
Time deposits of $100,000 or more	245,680	1.04%	262,986	0.48	211,703	0.40

Total interest-bearing deposits	4,208,666	0.64%	4,052,614	0.42%	3,783,960	0.22%

Total average deposits	$6,345,755		$6,176,619		$5,627,933

As of December 31, 2019
Three months or less	$88,562
Over three through six months	51,351
Over six through twelve months	64,700
Over twelve months	33,672

Total time deposits of $100,000 or more	$238,285

Borrowings.
Included in borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $381.36 million, $468.71 million and $331.00 million at December 31, 2019, 2018 and 2017, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowing. The average balances of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $398.14 million, $418.98 million, and $422.29 million in 2019, 2018 and 2017, respectively. The average rates paid on federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were 0.75%, 0.47% and 0.25% for the years ended December 31, 2019, 2018 and 2017, respectively. The weighted average interest rate on federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was 0.48%, 0.78% and 0.10% at December 31, 2019, 2018 and 2017, respectively. The highest amount of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB at any month end during 2019, 2018 and 2017 was $423.67 million, $529.64 million and $611.30 million, respectively.
Capital Resources
We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.
Total shareholders’ equity was $1.23 billion, or 14.85% of total assets at December 31, 2019, as compared to $1.05 billion, or 13.62% of total assets at December 31, 2018. During 2019, total shareholders’ equity averaged $1.15 billion, or 14.44% of average assets, as compared to $980.21 million, or 12.89% of average assets during 2018.
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
As of December 31, 2019 and 2018, we had a total risk-based capital ratio of 21.13% and 20.61%, a Tier 1 capital to risk-weighted assets ratio of 20.06% and 19.47%, a common equity Tier 1 capital to risk-weighted ratio of 20.06% and 19.47% and a Tier 1 leverage ratio of 12.60% and 11.85%, respectively. The regulatory capital ratios as of December 31, 2019 and 2018 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.
Our subsidiary bank made the election to continue to exclude most accumulated other comprehensive income from capital in connection with its March 31, 2015 quarterly financial filing and, in effect, to retain the accumulated other comprehensive income treatment under the prior capital rules.
Interest Rate Risk
. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. Our exposure to interest rate risk is managed primarily through our strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities that generate favorable earnings while limiting the potential negative effects of changes in market interest rates. We use no off-balance-sheet
financial instruments to manage interest rate risk.
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
As of December 31, 2019, the model simulations projected that 100 and 200 basis point increases in interest rates would result in variances in net interest income of positive 2.29% and positive 4.00%, respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 100 basis points would result in a variance in a net interest income of negative 2.77% relative to the current financial statement structure over the next twelve months
.
We consider the likelihood of a decrease in interest rates beyond 100 basis points after December 31, 2019 remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end
will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price
in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.
Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Liquidity
Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument, as detailed in Tables 12 and 13. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB, which amounted to $381.36 million at December 31, 2019, and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2021 (see next paragraph).
Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated
banks totaling $130.00 million. At December 31, 2019, there were no amounts drawn on these lines of credit. Our subsidiary bank also has available a line of credit with the FHLB totaling $1.35 billion at December 31, 2019, secured by portions of our loan portfolio and certain investment securities. At December 31, 2019, the Company did not have any balances outstanding under this line of credit.
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
Journal
Prime Rate. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing
asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at December 31, 2019. There was no outstanding balance under the line of credit as of December 31, 2019 or 2018.
In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and cash equivalents at the Company, which totaled $125.08 million at December 31, 2019, investment securities which totaled $6.30 million at December 31, 2019 with maturities over 9 to 11 years, available dividends from our subsidiaries which totaled $261.42 million at December 31, 2019, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.
Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs.

Table 12 — Contractual Obligations as of December 31, 2019 (in thousands):

	Payment Due by Period
	Total Amounts	Less than 1 year	More than 1 year but less than 3 years	More than 3 years but less than 5 years	Over 5 years
Deposits with stated maturity dates	$420,013	$351,818	$53,196	$14,999	$—
Operating leases	1,101	557	487	57	—
Outsourcing service contracts	14,782	6,039	6,097	2,646	—

Total Contractual Obligations	$435,896	$358,414	$59,780	$17,702	$—

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
Our exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for unfunded lines of credit, commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. We generally use the same credit policies in making commitments and conditional obligations as we do for on-balance-
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
Table 13 – Commitments as of December 31, 2019 (in thousands):

	Total Notional Amounts Committed	Less than 1 year	More than 1 year but less than 3 years	More than 3 years but less than 5 years	Over 5 years
Unfunded lines of credit	$743,595	$258,655	$399,740	$20,981	$64,219
Unfunded commitments to extend credit	374,158	177,064	33,311	10,408	153,375
Standby letters of credit	38,364	32,240	5,614	480	30

Total Commercial Commitments	$1,156,117	$467,959	$438,665	$31,869	$217,624

We believe we have no other
off-balance
sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding
. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At December 31, 2019, approximately $261.42 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends to us of $84.50 million in 2019 and $74.10 million in 2018.
Dividends
. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 38.31%, 36.84% and 41.24% of net earnings, respectively, in 2019, 2018 and 2017. Given our current capital position, projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.
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

Our consolidated financial statements and the report of our independent registered public accounting firm begin on page
F-1.

Quarterly Results of Operations (in thousands, except per share and common stock data):
The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in the fiscal years of 2019 and 2018. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form
10-K.

	2019
	4 th	3 rd	2 nd	1 st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	$82,123	$80,591	$79,576	$76,901
Interest expense	6,801	7,953	7,961	7,387

Net interest income	75,322	72,638	71,615	69,514
Provision for loan losses	950	450	600	965

Net interest income after provision for loan losses	74,372	72,188	71,015	68,549
Noninterest income	27,342	28,617	27,300	24,437
Net gain on securities transactions	5	52	676	—
Noninterest expense	51,938	48,910	48,304	47,367

Earnings before income taxes	49,781	51,947	50,687	45,619

Income tax expense	8,393	8,867	8,594	7,367

Net earnings	$41,388	$43,080	$42,093	$38,252

Per Share Data:
Earnings per share, basic	$0.30	$0.32	$0.31	$0.28
Earnings per share, assuming dilution	0.30	0.32	0.31	0.28
Cash dividends declared	0.12	0.12	0.12	0.11
Book value at period-end	9.03	8.87	8.58	8.16

Common stock sales price:
High	$36.45	$33.97	$31.54	$32.65
Low	32.01	29.50	28.00	27.13
Close	35.10	33.33	30.79	28.89

	2018
	4 th	3 rd	2 nd	1 st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	$76,481	$74,049	$72,078	$69,082
Interest expense	6,207	4,623	4,467	3,633

Net interest income	70,274	69,426	67,611	65,449
Provision for loan losses	1,800	1,450	1,105	1,310

Net interest income after provision for loan losses	68,474	67,976	66,506	64,139
Noninterest income	24,789	26,997	25,421	23,202
Net gain on securities transactions	8	58	67	1,221
Noninterest expense	48,235	47,506	47,144	47,798

Earnings before income taxes	45,036	47,525	44,850	40,764
Income tax expense	6,599	7,475	7,217	6,245

Net earnings	$38,437	$40,050	$37,633	$34,519

Per Share Data:
Earnings per share, basic	$0.28	$0.30	$0.28	$0.26
Earnings per share, assuming dilution	0.28	0.29	0.28	0.25
Cash dividends declared	0.11	0.11	0.11	0.10
Book value at period-end	7.77	7.35	7.28	7.17

Common stock sales price:
High	$33.42	$30.93	$28.18	$24.80
Low	26.73	25.28	27.53	22.03
Close	28.85	29.55	25.45	23.15

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule
13a-15(e)
or
15d-15(e)
of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.
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
First Financial Bankshares, Inc. and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in
Internal Control – Integrated
Framework
. Based on our assessment we believe that, as of December 31, 2019, the Company’s internal control over financial reporting, as such term is defined in Rule
13a-15(f)
of the Securities Exchange Act of 1934, is effective based on those criteria.
First Financial Bankshares, Inc. and subsidiaries’ independent auditors have issued an audit report, dated February 14, 2020, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of First Financial Bankshares, Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited First Financial Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, First Financial Bankshares, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and our report dated February 14, 2020 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young, LLP
Dallas, Texas
February 14, 2020
ITEM 9B.	OTHER INFORMATION

None.

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2020 annual meeting of shareholders which will be filed with the SEC not later than 120 days after December 31, 2019.
ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2020 annual meeting of shareholders which will be filed with the SEC not later than 120 days after December 31, 2019.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 related to security ownership of certain beneficial owners and management is hereby incorporated by reference from our proxy statement for our 2020 annual meeting of shareholders. The following chart gives aggregate information under our equity compensation plans as of December 31, 2019.

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Far Left Column)
Equity compensation plans approved by security holders	2,138,196	$20.12	4,220,767
Equity compensation plans not approved by security holders	—	—	—

Total	2,138,196	$20.12	4,220,767

The remainder of the information required by Item 12 is incorporated by reference from our proxy statement for our 2020 annual meeting of shareholders.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2020 annual meeting of shareholders which will be filed with the SEC not later than 120 days after December 31, 2019.
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2020 annual meeting of shareholders which will be filed with the SEC not later than 120 days after December 31, 2019.

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Earnings for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules:

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.
(3)	Exhibits:

The following exhibits are included or incorporated by reference in this Annual Report on Form
10-K:

2.1	—
Agreement and Plan of Reorganization, dated October 12, 2017, by and among First Financial Bankshares, Inc., Kingwood Merger Sub, Inc., and Commercial Bancshares, Inc. (schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference from Exhibit 2.1 to Registrant’s Form 8-K filed October 12, 2017).

2.2
Agreement and Plan of Reorganization dated September 19, 2019 by and among First Financial Bankshares, Inc., Brazos Merger Sub, Inc. and TB&T Bancshares, Inc. (schedules have been omitted pursuant to item 601(b)(2) of Regulation S-K) (incorporated by reference from Exhibit 2.1 to Registrant’s Form 8-K filed September 20, 2019).

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q filed July 30, 2019).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 of the Registrant’s Form 8-K filed January 24, 2012).

3.3	—	Amendment to Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed January 30, 2020).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

4.2	—	Description of Registrant’s Securities*

10.1	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010).++

10.2	—
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

10.8	—	Form of Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 29, 2018).++

21.1	—	Subsidiaries of Registrant.*

23.1	—	Consent of Ernst & Young LLP.*

24.1	—	Power of Attorney (included on signature page of this Form 10-K).*

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.+

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.+

101.INS	—	XBRL Instance Document. – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL Document.*

101.SCH	—	XBRL Taxonomy Extension Schema Document.*

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

+
Furnished herewith. This Exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, and shall not be deemed to be incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

++	Management contract or compensatory plan on arrangement.

ITEM 16.	FORM 10-K SUMMARY

The Registrant has not selected the option to provide the summary information in this Item 16.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.

Date: February 14, 2020	By:	/s/ F. Scott Dueser
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

Name	Title	Date

/s/ F. Scott Dueser F. Scott Dueser	Chairman of the Board, Director, President, and Chief Executive Officer (Principal Executive Officer)	February 14, 2020

/s/ J. Bruce Hildebrand J. Bruce Hildebrand	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 14, 2020

/s/ April K. Anthony April K. Anthony	Director	February 14, 2020

/s/ Vianei Lopez Braun Vianei Lopez Braun	Director	February 14, 2020

/s/ Tucker S. Bridwell Tucker S. Bridwell	Director	February 14, 2020

/s/ David Copeland David Copeland	Director	February 14, 2020

Name	Title	Date

/s/ Mike Denny Mike Denny	Director	February 14, 2020

/s/ Murray Edwards Murray Edwards	Director	February 14, 2020

/s/ Ron Giddiens Ron Giddiens	Director	February 14, 2020

/s/ Tim Lancaster Tim Lancaster	Director	February 14, 2020

/s/ Kade L. Matthews Kade L. Matthews	Director	February 14, 2020

/s/ Robert Nickles Robert Nickles	Director	February 14, 2020

/s/ Ross H. Smith, Jr. Ross H. Smith, Jr.	Director	February 14, 2020

/s/ Johnny Trotter Johnny Trotter	Director	February 14, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of First Financial Bankshares, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

Description of the Matter
The Company’s loan portfolio totaled $4.2 billion as of December 31, 2019, and the allowance for loan losses (ALL) was $52.5 million. As discussed in Note 1 and Note 3 to the consolidated financial statements, the ALL is an amount which represents management’s best estimate of probable losses that are inherent in the Company’s loan portfolio as of the balance sheet date. The ALL is comprised of specific reserves determined based on probable losses on specific classified loans, a historical valuation reserve component that considers historical loss rates and estimated loss emergence periods, and qualitative reserves. Management applies judgment in estimating the ALL and, in particular, in identifying and quantifying qualitative reserves included within the ALL. The qualitative reserves represent additional losses inherent in the loan portfolio that are not reflected in the historical loss rates and are based upon general economic conditions and other qualitative risk factors both internal and external to the Company, such as changes in trends in volume and terms of loans and changes in credit concentrations.

Auditing management’s estimate of the allowance for loan losses involved a high degree of subjectivity due to the qualitative reserves included in the ALL. Management’s identification and measurement of the qualitative reserves is highly judgmental and could have a significant effect on the ALL.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s process for establishing the allowance for loan losses, including the qualitative reserves included in the ALL. We evaluated the design and tested the operating effectiveness of the controls and governance over the appropriateness of the qualitative reserve methodology, including the identification and the assessment for the need for qualitative reserves, the reliability and accuracy of data used to estimate the various components of the qualitative reserves, and management’s review and approval of the qualitative reserves.

To test the qualitative reserves, we evaluated the identification and measurement of the qualitative reserves, including the basis for concluding the qualitative reserves were warranted when considering historical loss rates utilized in the historical valuation reserve, tested the completeness and accuracy of data used by the Company to estimate the qualitative reserves, recalculated the analyses used by management to determine the qualitative reserves, and analyzed the changes in assumptions and components of the qualitative reserves relative to changes in the Company’s loan portfolio. For example, we evaluated the data and information utilized by management to estimate the qualitative reserves by independently obtaining and comparing such data and information to historical loan data and third-party macroeconomic data to assess the appropriateness of the information and to consider whether new or contradictory information existed. Additionally, we evaluated the Company’s analysis of the overall ALL amount, inclusive of the qualitative reserves, giving consideration to the Company’s loan portfolio, economic trends, and historical loss factors.

/s/ Ernst & Young, LLP.
We have served as the Company’s auditor since 2002.
Dallas, Texas
February 14, 2020

FIRST FINANCIAL BANKSHARES, INC. SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2019 and 2018
(Dollars in thousands, except share and per share amounts)

	2019	2018
ASSETS

CASH AND DUE FROM BANKS	$231,534	$207,835

FEDERAL FUNDS SOLD	3,150	—

INTEREST-BEARING DEPOSITS IN BANKS	47,920	40,812

Total cash and cash equivalents	282,604	248,647

INTEREST-BEARING TIME DEPOSITS IN BANKS	—	1,458

SECURITIES AVAILABLE-FOR-SALE, at fair value	3,413,317	3,158,777

LOANS:
Held-for-investment	4,194,969	3,953,636
Less – allowance for loan losses	(52,499)	(51,202)

Net loans held for investment	4,142,470	3,902,434

Held-for-sale ($23,076 and $19,185 at fair value option at December 31, 2019 and December 31, 2018)	28,228	21,672

Net loans	4,170,698	3,924,106

BANK PREMISES AND EQUIPMENT, net	131,022	133,421

INTANGIBLE ASSETS	173,667	174,683

OTHER ASSETS	90,919	90,762

Total assets	$8,262,227	$7,731,854

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$2,065,128	$2,116,107

INTEREST-BEARING DEPOSITS	4,538,678	4,064,282

Total deposits	6,603,806	6,180,389

DIVIDENDS PAYABLE	16,306	14,227

BORROWINGS	381,356	468,706

OTHER LIABILITIES	33,562	15,237

Total liabilities	7,035,030	6,678,559

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock - $0.01 par value; authorized 200,000,000 shares; 135,891,755 and 67,753,133 shares issued at December 31, 2019 and 2018, respectively	1,359	678
Capital surplus	450,676	443,114
Retained earnings	707,656	606,658
Treasury stock (shares at cost: 927,408 and 467,811 at December 31, 2019 and 2018, respectively)	(8,222)	(7,507)
Deferred Compensation	8,222	7,507
Accumulated other comprehensive earnings	67,506	2,845

Total shareholders’ equity	1,227,197	1,053,295

Total liabilities and shareholders’ equity	$8,262,227	$7,731,854

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. SUBSIDIARIES
Consolidated Statement of Earnings
December 31, 2019, 2018 and 2017
(Dollars in thousands, except share and per share amounts)

	2019	2018	2017
INTEREST INCOME:
Interest and fees on loans	$224,556	$200,347	$166,807
Interest on investment securities:
Taxable	55,670	50,052	32,825
Exempt from federal income tax	37,075	39,661	44,659
Interest on federal funds sold and interest-bearing deposits in banks	1,891	1,630	1,684

Total interest income	319,192	291,690	245,975

INTEREST EXPENSE:
Interest on deposits	27,122	16,946	8,213
Other	2,980	1,984	1,075

Total interest expense	30,102	18,930	9,288

Net interest income	289,090	272,760	236,687
PROVISION FOR LOAN LOSSES	2,965	5,665	6,530

Net interest income after provision for loan losses	286,125	267,095	230,157

NONINTEREST INCOME:
Trust fees	28,401	28,181	23,694
Service charges on deposit accounts	22,039	21,663	19,416
ATM, interchange and credit card fees	29,863	28,532	25,686
Real estate mortgage operations	18,144	15,157	15,109
Net gain on sale of available-for-sale securities (includes $733, $1,354 and $1,828 for the years ended December 31, 2019, 2018 and 2017, respectively, related to accumulated comprehensive earnings reclassifications)	733	1,354	1,828
Net gain (loss) on sale of foreclosed assets	274	116	(50)
Net gain (loss) on sale of assets	319	(147)	(396)
Interest on loan recoveries	2,092	938	1,128
Other	6,563	5,970	4,602

Total noninterest income	108,428	101,764	91,017

NONINTEREST EXPENSE:
Salaries and employee benefits	112,336	105,189	95,287
Cost related to termination of pension plan	2,673	1,546	—
Net occupancy expense	11,156	11,173	10,521
Equipment expense	9,052	10,118	10,120
FDIC insurance premiums	1,091	2,333	2,217
ATM, interchange and credit card expenses	9,856	9,282	7,452
Professional and service fees	7,853	8,894	8,063
Printing, stationery and supplies	1,812	1,997	1,989
Operational and other losses	1,879	2,188	3,192
Software amortization and expense	7,305	6,020	6,940
Amortization of intangible assets	1,016	1,272	613
Other	30,492	30,672	27,592

Total noninterest expense	196,521	190,684	173,986

EARNINGS BEFORE INCOME TAXES	198,032	178,175	147,188
INCOME TAX EXPENSE (includes $154, $284 and $640 for the years ended December 31, 2019, 2018 and 2017, related to income tax expense from reclassification items)	33,220	27,537	26,817

NET EARNINGS	$164,812	$150,638	$120,371

NET EARNINGS PER SHARE, BASIC	$1.22	$1.11	$0.91

NET EARNINGS PER SHARE, ASSUMING DILUTION	$1.21	$1.11	$0.91

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
Years Ended December 31, 2019, 2018 and 2017
(Dollars in thousands)

	2019	2018	2017
NET EARNINGS	$164,812	$150,638	$120,371

OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income tax	80,906	(38,185)	23,266

Reclassification adjustment for realized losses (gains) on investment securities included in net earnings, before income tax	(733)	(1,354)	(1,828)

Minimum liability pension adjustment, before income tax	1,676	1,970	257

Total other items of comprehensive earnings (losses)	81,849	(37,569)	21,695

Income tax benefit (expense) related to:
Investment securities	(16,836)	8,303	(13,774)
Minimum liability pension adjustment	(352)	(414)	420

Total income tax benefit (expense)	(17,188)	7,889	(13,354)

COMPREHENSIVE EARNINGS	$229,473	$120,958	$128,712

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2019, 2018 and 2017
(Dollars in thousands)

								Accumulated Other Total Comprehensive
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Earnings	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Losses)	Equity
BALANCE, December 31, 2016	66,094,695	$661	$372,245	$446,534	(507,409)	$(6,671)	$6,671	$18,445	$837,885
Net earnings	—	—	—	120,371	—	—	—	—	120,371
Stock option exercises	140,250	2	2,933			—	—	—	2,935
Restricted Stock grant	25,499	—	1,139		—	—	—	—	1,139
Cash dividends declared, $0.38 per share	—	—	—	(49,648)	—	—	—	—	(49,648)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	677	677
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	7,664	7,664
Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net	—	—	—	—	11,445	(477)	477	—	—
Stock option expense	—	—	1,745	—	—	—	—	—	1,745

BALANCE, December 31, 2017	66,260,444	$663	$378,062	$517,257	(495,964)	$(7,148)	$7,148	$26,786	$922,768

Net earnings	—	—	—	150,638	—	—	—	—	150,638
Stock option exercises	173,822	2	3,861	—	—	—	—	—	3,863
Restricted stock grant, net	29,496	—	1,609	—	—	—	—	—	1,609
Cash dividends declared, $0.41 per share	—	—	—	(55,499)	—	—	—	—	(55,499)
Stock issued in acquisition of Commercial Bancshares, Inc.	1,289,371	13	58,074	—	—	—	—	—	58,087
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	1,556	1,556
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	(31,235)	(31,235)
Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net	—	—	—	—	28,153	(359)	359	—	—
Stock option expense	—	—	1,508	—	—	—	—	—	1,508
Reclassification of certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Acts to retained earnings	—	—	—	(5,759)	—	—	—	5,759	—
Reclassification of unrealized gain in equity securities at December 31, 2017 from accumulated other comprehensive earnings to retained earnings	—	—	—	21	—	—	—	(21)	—

BALANCE, December 31, 2018	67,753,133	$678	$443,114	$606,658	(467,811)	$(7,507)	$7,507	$2,845	$1,053,295

(continued)

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2019, 2018 and 2017
(Dollars in thousands)

Net earnings	—	—	—	164,812	—	—	—	—	164,812
Stock option exercises	241,725	2	4,291	—	—	—	—	—	4,293
Restricted stock grant, net	56,687	—	1,782	—	—	—	—	—	1,782
Cash dividends declared, $ 0.47 per share	—	—	—	(63,135)	—	—	—	—	(63,135)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	1,324	1,324
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	63,337	63,337
Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net	—	—	—	—	4,742	(715)	715	—	—
Stock option expense	—	—	1,489	—	—	—	—	—	1,489
Two-for-one stock split in the form of 100 % stock dividend	67,840,210	679	—	(679)	(464,339)	—	—	—	—

BALANCE, December 31, 2019	135,891,755	$1,359	$450,676	$707,656	(927,408)	$(8,222)	$8,222	$67,506	$1,227,197

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2019, 2018 and 2017
(Dollars in thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$164,812	$150,638	$120,371
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,665	12,549	12,916
Provision for loan losses	2,965	5,665	6,530
Securities premium amortization, net	25,788	27,467	30,310
Gain on sale of assets, net	(1,477)	(1,216)	(1,167)
Deferred federal income tax expense (benefit)	(29)	(250)	(53)
Change in loans held for sale	(5,830)	(5,791)	11,769
Change in other assets	1,851	(1,697)	9,313
Change in other liabilities	4,374	1,621	285

Total adjustments	39,307	38,348	69,903

Net cash provided by operating activities	204,119	188,986	190,274

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition of Commercial Bancshares, Inc., net	—	18,653	—
Net decrease in interest-bearing time deposits in banks	1,458	—	249
Activity in available-for-sale securities:
Sales	67,414	220,259	120,576
Maturities	4,460,703	3,439,028	4,392,131
Purchases	(4,727,430)	(3,731,821)	(4,768,420)
Activity in held-to-maturity securities – maturities	—	—	124
Net increase in loans	(245,190)	(205,238)	(134,627)
Purchases of bank premises and equipment and other assets	(8,671)	(17,646)	(14,162)
Proceeds from sale of bank premises and equipment and other assets	2,249	844	6,085

Net cash used in investing activities	(449,467)	(275,921)	(398,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	(50,979)	(87,583)	323,928
Net increase (decrease) in interest-bearing deposits	474,396	(36,891)	160,494
Net increase (decrease) in borrowings	(87,350)	137,706	(114,770)
Common stock transactions:
Proceeds from stock issuances	4,294	3,864	2,934
Dividends paid	(61,056)	(53,861)	(48,955)

Net cash provided by (used in) financing activities	279,305	(36,765)	323,631

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,957	(123,700)	115,861
CASH AND CASH EQUIVALENTS, beginning of year	248,647	372,347	256,486

CASH AND CASH EQUIVALENTS, end of year	$282,604	$248,647	$372,347

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
s
Years Ended December 31, 2019, 2018 and 2017
1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Nature of Operations
First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company”, “we” or “us”) is a financial holding company which owns all of the capital stock of one bank with 73 locations located in Texas as of December 31, 2019. The subsidiary bank is First Financial Bank, National Association, Abilene, Texas. The bank’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which the subsidiary is located. In addition, the Company also owns First Financial Trust & Asset Management Company, National Association, First Financial Insurance Agency, Inc., and First Technology Services, Inc.
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
Stock Split and Increase in Authorized Shares
On April 23, 2019, the Company’s Board of Directors declared a two-for-one stock split of the Company’s outstanding common shares effective on June 3, 2019. In addition, the shareholders of the Company approved an amendment to the Amended and Restated Certificate of Formation to increase the number of authorized shares to 200,000,000.

All per share amounts in the annual report on Form 10-K have been restated to reflect this stock split. An amount equal to the par value of the additional common shares to be issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock in the consolidated financial statements as of and for the year ended December 31, 2019.
Stock Repurchase
On June 25, 2017, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 common shares through
September 30, 2020
. Previously, the Board of Directors had authorized the repurchase of up to 1,500,000 common shares through September 30, 2017. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. For the years ended December 31, 2019, 2018 and 2017, no shares were repurchased under this repurchase plan or the prior authorization that expired September 30, 2017.
Acquisition
On January 1, 2018, the Company acquired 100% of the outstanding capital stock of Commercial Bancshares, Inc. through the merger of a wholly-owned subsidiary with and into Commercial Bancshares, Inc. Following such

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

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
Effective January 1, 2018, in accordance with ASU
2016-01
(see below), increases or decreases in the fair value of equity securities are recorded in earnings. Prior to January 1, 2018, such increases or decreases were recorded similar to increases or decreases in
available-for-sale
debt securities.
The Company records its
available-for-sale
debt
and equity securities portfolio at fair value. Fair values of these securities are determined based on methodologies in accordance with current authoritative accounting guidance. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, credit ratings and yield curves. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security.
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
The Company’s investment portfolio consists of U.S. Treasury securities, obligations of U.S. government sponsored enterprises and agencies, obligations of state and political subdivisions, mortgage pass-through securities, corporate bonds and general obligation or revenue based municipal bonds. Pricing for such securities is generally readily available and transparent in the market. The Company utilizes independent third
-
party pricing services to value its investment securities, which the Company reviews as well as the underlying pricing methodologies for reasonableness and to ensure such prices are aligned with pricing matrices. The Company validates prices supplied by the independent pricing services by comparison to prices obtained from other third
-
party sources on a quarterly basis.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

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
The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral less cost to sell. Other loan impairments for non-collateral
dependent loans are measured based on the present value of expected future cash flows or the loan’s observable market price. At December 31, 2019 and 2018, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral less cost to sell.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. For all impaired loans, including the Company’s troubled debt restructurings, the Company performs a periodic, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment to assess the likelihood that all principal and interest payments required under the terms of the agreement will be collected in full. When doubt exists about the ultimate collectability of principal and interest, the troubled debt restructuring remains on non-accrual
status and payments received are applied to reduce principal to the extent necessary to eliminate such doubt. This determination of accrual status is judgmental and is based on facts and circumstances related to each troubled debt restructuring. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral, modified loan terms and cash flow. As of December 31, 2019 and 2018, substantially all of the Company’s troubled debt restructured loans are included in the non-accrual
totals.
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
Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their acquisition fair value, which includes a credit component at the acquisition date, was based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the discounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on nonaccrual. Subsequent to the acquisition date, increases in expected cash flows will generally result in a recovery of any previously recorded allowance for loan loss, to the extent applicable, and/or a reclassification from the non-accretable
difference to accretable yield, which will be recognized prospectively. Decreases in expected cash flows subsequent to acquisition are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at December 31, 2019 and 2018 were $251,000 and $827,000, respectively, compared to a contractual balance of $345,000 and $1,157,000, respectively. Other purchased credit impaired loan disclosures were omitted due to immateriality.
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
Years Ended December 31, 2019, 2018 and 2017

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
Business Combinations, Goodwill and Other Intangible Assets
The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year and totaled $
171,565,000
, at December 31, 2019 and 2018. There was no impairment recorded for the years ended December 31, 2019, 2018 and 2017.
The carrying amount of goodwill arising from acquisitions that qualify as an asset purchase for federal income tax purposes was $18,680,000 and $22,526,000 at December 31, 2019 and 2018, respectively, and is deductible for federal income tax purposes.
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
Accumulated Other Comprehensive Income (Loss)
Unrealized net gains on the Company’s
available-for-sale
securities (after applicable income tax expense) totaling $67,506,000 and $4,169,000 at December 31, 2019 and 2018, respectively, and the minimum pension liability (after applicable income tax benefit) totaling ($1,324,000) at December 31, 2018, are included in accumulated other comprehensive income. There were no amounts under the minimum pension liability at December 31, 2019 (see note 14).

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

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
Stock Based Compensation
The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the grant date. The Company recorded stock option expense totaling $1,489,000, $1,508,000 and $1,745,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company also grants restricted stock for a fixed number of shares. The Company recorded expenses associated with its director and officer restricted stock grants totaling $620,000, $560,000 and $483,000 and $995,000,
 $
680,000 and $562,000, respectively, for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Anti-dilutive shares are excluded from the computation of EPS
.

There were no such anti-dilutive stock options for the years ended December 31, 2019, 2018 and 2017. The following table reconciles the computation of basic EPS to dilutive EPS:

	Net Earnings (in thousands)	Weighted Average Shares	Per Share Amount
For the year ended December 31, 2019:
Net earnings per share, basic	$164,812	135,647,354	$1.22
Effect of stock options and stock grants	—	698,665	(0.01)

Net earnings per share, assuming dilution	$164,812	136,346,019	$1.21

For the year ended December 31, 2018:
Net earnings per share, basic	$150,638	135,218,734	$1.11
Effect of stock options and stock grants	—	747,294	—

Net earnings per share, assuming dilution	$150,638	135,966,028	$1.11

For the year ended December 31, 2017:
Net earnings per share, basic	$120,371	132,253,726	$0.91
Effect of stock options and stock grants	—	394,934	—

Net earnings per share, assuming dilution	$120,371	132,648,660	$0.91

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

Recently Issued and Effective Authoritative Accounting Guidance
Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers
.” ASU
2014-09
implemented a comprehensive new revenue recognition standard that superseded substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity applies the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU
2015-04
“Revenue from Contracts with Customers – Deferral of the Effective Date” deferred the effective date of ASU
2014-09
by one year and as a result, the new standard became effective in the first quarter of 2018. The Company’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU
2014-09,
and
non-interest
income. The adoption of the new standard in the first quarter of 2018 did not have a significant impact on the Company’s financial statements and no adjustment to opening retained earnings was recorded.
ASU 2016-01, ASU 2016-01 “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities
.” ASU
2016-01,
among other things, (i) required equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplified the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminated the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) required public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) required an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) required separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarified that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale
securities. ASU
2016-1
became effective for the Company on January 1, 2018 and did not have a significant impact on the Company’s financial statements.
ASU 2016-02, “Leases
.” ASU
2016-02
amended current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use
asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU
2016-02
did not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. The amended guidance was effective in the first quarter of 2019 and required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company evaluated the provision of the new lease standard and, due to the small dollar amounts and number of lease agreements, all considered operating leases, the effect for the Company on January 1, 2019 was not significant.
ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting
.” ASU
2016-09
amended current guidance such that all excess tax benefits and tax deficiencies related to share-based payment awards are recognized as income tax expense or benefit in the

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

income statement during the period in which they occur. Previously, such amounts were recorded in capital surplus. Additionally, excess tax benefits are classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU
2016-09
also provided that any entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, which is the current requirement, or account for forfeitures when they occur. ASU
2016-09
became effective January 1, 2017 and did not have a significant impact on the Company’s financial statements.
ASU
2016-15,
“Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments.”
ASU
2016-15
provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. ASU
2016-15
became effective for us on January 1, 2018 and did not have a significant impact on the Company’s financial statements.
ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities.”
ASU
2017-08
addressed the amortization method for all callable bonds purchased at a premium to par. Under the revised guidance, entities are required to amortize premiums on callable bonds to the earliest call date. ASU
2017-08
was effective in 2019 although early adoption was permitted. The Company elected to early adopt ASU
2017-08
in the first quarter of 2017. The adoption of this guidance did not have a material impact on the Company’s financial statements.
ASU
2017-09,
“
Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting
,” ASU
2017-09
clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU
2017-09,
an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award’s fair value, (ii) the award’s vesting conditions and (iii) the award’s classification as an equity or liability instrument. ASU
2017-09
became effective on January 1, 2018 and did not have a significant impact on the Company’s financial statements.
ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”
ASU
2018-02
was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. ASU
2018-02
was effective for periods beginning after December 15, 2018 although early adoption was permitted. The Company early adopted ASU
2018-02
in the first quarter of 2018 and reclassified its stranded tax debit of $5,759,000 within accumulated other comprehensive earnings to retained earnings.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

2.
INTEREST-BEARING TIME DEPOSITS IN BANKS AND SECURITIES:

Interest-bearing time deposits in banks totaled $1,458,000 at December 31, 2018. There were no such balances at December 31, 2019.
A summary of the Company’s
available-for-sale
securities as of December 31, 2019 and 2018 are as follows (dollars in thousands):

	December 31, 2019
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasury securities	$9,997	$22	$—	$10,019
Obligations of state and political subdivisions	1,231,619	57,764	(400)	1,288,983
Corporate bonds and other	4,643	65	—	4,708
Residential mortgage-backed securities	1,586,872	23,139	(1,148)	1,608,863
Commercial mortgage-backed securities	494,674	6,356	(286)	500,744

Total securities available-for-sale	$3,327,805	$87,346	$(1,834)	$3,413,317

	December 31, 201 8
	Gross Amortized Cost Basis	Gross Unrealized Holding Gains	Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasury securities	$9,970	$—	$(8)	$9,962
Obligations of U.S. government sponsored enterprises and agencies	301	—	—	301
Obligations of state and political subdivisions	1,229,828	30,013	(1,970)	1,257,871
Corporate bonds and other	4,875	—	(77)	4,798
Residential mortgage-backed securities	1,472,228	3,928	(21,611)	1,454,545
Commercial mortgage-backed securities	436,366	670	(5,736)	431,300

Total securities available-for-sale	$3,153,568	$34,611	$(29,402)	$3,158,777

F-1
7

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at December 31, 2019, were computed by using scheduled amortization of balances and historical prepayment rates. At December 31, 2019 and 2018, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.
The amortized cost and estimated fair value of
available-for-sale
securities at December 31, 2019, by contractual and expected maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value
Due within one year	$150,912	$152,445
Due after one year through five years	485,838	510,783
Due after five years through ten years	607,770	638,239
Due after ten years	1,739	2,243
Mortgage-backed securities	2,081,546	2,109,607

Total	$3,327,805	$3,413,317

The following tables disclose, as of December 31, 2019 and 2018, the Company’s investment securities that have been in a continuous unrealized-loss
position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
December 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of state and political subdivisions	$65,787	$400	$326	$—	$66,113	$400
Residential mortgage-backed securities	100,004	306	103,983	842	203,987	1,148
Commercial mortgage-backed securities	74,560	178	35,178	108	109,738	286

Total	$240,351	$884	$139,487	$950	$379,838	$1,834

	Less than 12 Months		12 Months or Longer		Total
December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$9,962	$8	$—	$—	$9,962	$8
Obligations of U.S. government sponsored enterprises and agencies	—	—	301	—	301	—
Obligations of state and political subdivisions	27,489	107	114,461	1,863	141,950	1,970
Corporate bonds and other	4,348	68	450	9	4,798	77
Residential mortgage-backed securities	119,584	483	922,289	21,128	1,041,873	21,611
Commercial mortgage-backed securities	1,994	5	343,015	5,731	345,009	5,736

Total	$163,377	$671	$1,380,516	$28,731	$1,543,893	$29,402

F-1
8

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

The number of investments in an unrealized loss position totaled 93 at December 31, 2019. We do not believe these unrealized losses are “other-than-temporary”. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. Additionally management does not (i) have the intent to sell our securities prior to recovery and/or maturity and, (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity and (iii) that the length of time and extent that fair value has been less than cost is not indicative of recoverability. The unrealized losses noted are interest rate related due to the level of interest rates at December 31, 2019 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At December 31, 2019 and 2018
, 86.34%
and 84.70%
,
 respectively
,
of our
available-for-sale
securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 41.35%
and 32.65%, resp
ectively, were
 guaranteed by the Texas Permanent School Fund.
Securities, carried at approximately $2,329,784,000 and $1,988,579,000 December 31, 2019 and 2018, respectively, were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.
During 2019, 2018 and 2017, sales of investment securities that were classified as available-for-sale
totaled $67,414,000, $220,259,000 and $120,576,000. Gross realized gains from 2019, 2018 and 2017, securities sales were $752,000, $1,847,000 and $2,643,000, respectively. Gross realized losses from 2019, 2018 and 2017 securities sales were $19,000, $493,000 and $815,000, respectively. The specific identification method was used to determine cost in order to compute the realized gains and losses.
3.
LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR LOAN LOSSES:
Loans
held-for-investment
by class of financing receivables are as follows (dollars in thousands):

	December 31,
	2019	2018
Commercial	$856,326	$844,953
Agricultural	103,640	96,677
Real estate	2,823,372	2,639,346
Consumer	411,631	372,660

Total loans held-for-investment	$4,194,969	$3,953,636

The Company’s
non-accrual
loans, loan still accruing and past due 90 days or more and restructured loans are as follows (dollars in thousands):

	December 31,
	2019	2018
Non-accrual loans*	$24,582	$27,534
Loans still accruing and past due 90 days or more	153	1,008
Troubled debt restructured loans**	26	513

Total	$24,761	$29,055

*	Includes $251,000 and $827,000, respectively, of purchased credit impaired loans as of December 31, 2019 and 2018.

**	Our troubled debt restructured loans of $4,791,000 and $3,840,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual
loans as of December 31, 2019 and 2018, respectively.

F-
19

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (dollars in thousands):

December 31, 2019		December 31, 2018
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$24,582	$3,228	$27,534	$4,069

The Company had $25,770,000 and $29,632,000 in
non-accrual,
past due 90 days or more and still accruing, restructured loans and foreclosed assets at December 31, 2019 and 2018, respectively. Non-accrual loans totaled $24,582,000 and $27,534,000 at December 31, 2019 and 2018, respectively, and consisted of the following amounts by type (dollars in thousands):

	December 31,
	2019	2018
Commercial	$3,093	$9,334
Agricultural	1,376	759
Real Estate	19,787	16,714
Consumer	326	727

Total	$24,582	$27,534

No significant additional funds are committed to be advanced in connection with impaired loans as of December 31, 2019.
The Company’s impaired loans and related allowance as of December 31, 2019 and 2018 are summarized in the following tables by class of financing receivables (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

December 31, 2019	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	12 Month Average Recorded Investment
Commercial	$4,511	$630	$2,463	$3,093	$1,042	$3,488
Agricultural	1,603	658	718	1,376	235	1,644
Real Estate	27,366	7,081	12,706	19,787	1,950	21,726
Consumer	469	—	326	326	1	449

Total	$33,949	$8,369	$16,213	$24,582	$3,228	$27,307

*	Includes $251,000 of purchased credit impaired loans.

December 31, 2018	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	12 Month Average Recorded Investment
Commercial	$10,808	$6,728	$2,606	$9,334	$1,133	$7,986
Agricultural	799	213	546	759	170	842
Real Estate	24,072	6,699	10,015	16,714	2,409	16,042
Consumer	935	101	626	727	357	914

Total	$36,614	$13,741	$13,793	$27,534	$4,069	$25,784

*	Includes $827,000 of purchased credit impaired loans.

F-2
0

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

The Company recognized interest income on impaired loans prior to being recognized as impaired of approximately $750,000, $948,000 and $624,000 during the years ended December 31, 2019, 2018 and 2017, respectively.
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
The following summarizes the Company’s internal ratings of its loans held-for-investment
by class of financing receivables and portfolio segments, which classes are the same, at December 31, 2019 and 2018 (in thousands):

December 31, 201 9	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$825,775	$20,971	$9,580	$—	$856,326
Agricultural	101,614	64	1,962	—	103,640
Real Estate	2,717,227	42,036	64,109	—	2,823,372
Consumer	409,698	300	1,633	—	411,631

Total	$4,054,314	$63,371	$77,284	$—	$4,194,969

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$804,584	$23,392	$16,977	$—	$844,953
Agricultural	92,864	46	3,767	—	96,677
Real Estate	2,559,379	26,626	53,341	—	2,639,346
Consumer	370,510	315	1,835	—	372,660

Total	$3,827,337	$50,379	$75,920	$—	$3,953,636

F-2
1

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

At December 31, 2019 and 2018, the Company’s past due loans are as follows (dollars in thousands):

December 31, 2019	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$3,257	$557	$722	$4,536	$851,790	$856,326	$112
Agricultural	183	44	400	627	103,013	103,640	—
Real Estate	12,890	288	195	13,373	2,809,999	2,823,372	—
Consumer	572	151	45	768	410,863	411,631	41

Total	$16,902	$1,040	$1,362	$19,304	$4,175,665	$4,194,969	$153

December 31, 2018	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$3,546	$682	$677	$4,905	$840,048	$844,953	$—
Agricultural	791	19	26	836	95,841	96,677	—
Real Estate	13,185	881	2,020	16,086	2,623,260	2,639,346	960
Consumer	782	263	54	1,099	371,561	372,660	48

Total	$18,304	$1,845	$2,777	$22,926	$3,930,710	$3,953,636	$1,008

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.
The following table details the allowance for loan losses at December 31, 2019 and 2018 by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at December 31, 2019 or 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,042	$235	$1,950	$1	$3,228
Loan collectively evaluated for impairment	11,080	971	32,024	5,196	49,271

Total	$12,122	$1,206	$33,974	$5,197	$52,499

December 31, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,133	$170	$2,409	$357	$4,069
Loan collectively evaluated for impairment	10,815	1,276	29,933	5,109	47,133

Total	$11,948	$1,446	$32,342	$5,466	$51,202

F-2
2

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

Changes in the allowance for loan losses for the years ended December 31, 2019 and 2018 are summarized as follows (in thousands):

December 31, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$11,948	$1,446	$32,342	$5,466	$51,202
Provision for loan losses	398	(79)	2,520	126	2,965
Recoveries	1,364	158	404	532	2,458
Charge-offs	(1,588)	(319)	(1,292)	(927)	(4,126)

Ending balance	$12,122	$1,206	$33,974	$5,197	$52,499

December 31, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$10,865	$1,305	$29,896	$6,090	$48,156
Provision for loan losses	1,662	126	3,463	414	5,665
Recoveries	839	15	462	512	1,828
Charge-offs	(1,418)	—	(1,479)	(1,550)	(4,447)

Ending balance	$11,948	$1,446	$32,342	$5,466	$51,202

The Company’s recorded investment in loans as of December 31, 2019 and 2018 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands). Purchased credit impaired loans of $251,000 and $827,000, respectively, at December 31, 2019 and 2018 are included in loans individually evaluated for impairment.

December 31, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$3,093	$1,376	$19,787	$326	$24,582
Loan collectively evaluated for impairment	853,233	102,264	2,803,585	411,305	4,170,387

Total	$856,326	$103,640	$2,823,372	$411,631	$4,194,969

December 31, 2018	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$9,334	$759	$16,714	$727	$27,534
Loan collectively evaluated for impairment	835,619	95,918	2,622,632	371,933	3,926,102

Total	$844,953	$96,677	$2,639,346	$372,660	$3,953,636

The Company’s loans that were modified in the years ended December 31, 2019 and 2018, and considered troubled debt restructurings are as follows (dollars in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	7	$551	$551	4	$864	$864
Agricultural	11	812	812	1	4	4
Real Estate	7	1,397	1,397	5	643	643
Consumer	—	—	—	8	209	209

Total	25	$2,760	$2,760	18	$1,720	$1,720

F-2
3

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$389	$162	$—	$529	$335
Agricultural	—	354	458	—	—	4
Real Estate	—	494	903	—	280	363
Consumer	—	—	—	—	—	209

Total	$—	$1,237	$1,523	$—	$809	$911

During the years ended December 31, 2019 and 2018, certain loans were modified as a troubled debt restructured loans within the previous 12 months and for which there was a payment default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past or more due or results in the foreclosure and repossession of the applicable collateral. The loans with payment default are as follows (dollars in thousands):

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Number	Balance	Number	Balance
Commercial	—	$—	1	$491
Agriculture	7	267	—	—
Real Estate	—	—	—	—
Consumer	—	—	—	—

Total	7	$267	1	$491

As of December 31, 2019, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.
An analysis of the changes in loans to officers, directors, principal shareholders, or associates of such persons for the year ended December 31, 2019 (determined as of each respective year-end)
follows (dollars in thousands):

	Beginning Balance	Additional Loans	Payments	Ending Balance
Year ended December 31, 2019	$67,394	$92,031	$74,061	$85,364

In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.
Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (FHLB) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At December 31, 2019, $2,663,321,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At December 31, 2019, there were no amounts outstanding under this line of credit.
Note 4 - Loans
Held-for-Sale
The Company originates certain mortgage loans for sale in the secondary market. The mortgage loan sales contracts contain indemnification clauses should the loans default, generally in the first three to nine months, or if documentation is determined not to be in compliance with regulations. The Company’s historic losses as a result of these indemnities have been insignificant.

F-2
4

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

Loans held for sale totaled $28,228,000 and $21,672,000 at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, $
5,152,000
and $2,487,000, respectively, are valued at the lower of cost or fair value, and the remaining amount is valued under the fair value option. The change to the fair value option for loans held for sale was effective at June 30, 2018 and was done in conjunction with the Company’s move to mandatory delivery for substantially all loans sold in the secondary

market and the purchase of forward mortgage-backed securities to manage the changes in fair value (see note 5 for additional information).
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
Note 5 - Derivative Financial Instruments
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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions (dollars in thousands):

December 31, 2019:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$47,415	$886	$—
Forward mortgage-backed securities trades	78,500	—	152

F-2
5

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

December 31, 2018:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$37,088	$765	$—
Forward mortgage-backed securities trades	45,500	—	403

6.
BANK PREMISES AND EQUIPMENT
:
The following is a summary of bank premises and equipment (in thousands):

	Useful Life	December 31,
		2019	2018
Land	—	$30,800	$31,190
Buildings	20 to 40 years	138,110	135,335
Furniture and equipment	3 to 10 years	60,200	58,969
Leasehold improvements	Lesser of lease term or 5 to 15 years	3,364	3,557

		232,474	229,051
Less- accumulated depreciation and amortization		(101,452)	(95,630)

Total Bank Premises and Equipment		$131,022	$133,421

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 amounted to $9,801,000, $10,130,000 and $9,810,000, respectively, and is included in the captions net occupancy expense and equipment expense in the accompanying consolidated statements of earnings.
The Company is lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $2,831,000, $2,682,000 and $2,367,000, for the years ended December 31, 2019, 2018 and 2017, respectively.
7.
DEPOSITS AND BORROWINGS:
Time deposits of $250,000 or more totaled approximately $117,716,000 and $118,590,000 at December 31, 2019 and 2018, respectively.
At December 31, 2019, the scheduled maturities of time deposits (in thousands) were, as follows:

Year ending December 31,
2020	351,818
2021	42,445
2022	10,751
2023	7,058
2024	7,941
Thereafter	—

$420,013

Deposits received from related parties at December 31, 2019 and 2018 totaled $87,027,000 and $103,413,000, respectively.

F-2
6

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017
Borrowings at December 31, 2019 and 2018 consisted of the following (dollars in thousands):

	December 31,
	2019	2018
Securities sold under agreements with customers to repurchase.	$375,106	$409,631
Federal funds purchased	6,250	4,075
Advances from Federal Home Loan Bank of Dallas	—	55,000

Total	$381,356	$468,706

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
At December 31, 2018, the Company had advances from the Federal Home Loan Bank of Dallas of $55,000,000 that were repaid in 2019. There were no
such advances outstanding at December 31, 2019.
8.
LINE OF CREDIT:
The Company renewed its loan agreement, effective June 30, 2019, with Frost Bank. Under the loan agreement, as renewed and amended, we
a
re permitted to draw up to $25,000,000 on a revolving line of credit. Prior to June 30, 20
2
1, interest
will be
paid quarterly at
The Wall Street Journal
Prime Rate and the line of credit mature
s
 June 30, 2021. If a balance exist
s
 at Ju
ly 1
, 20
2
1, the principal balance converts to a term facility payable quarterly over five years and interest
i
s paid quarterly at
The Wall Street
Journal
Prime Rate.
The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing
asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at December 31, 2019. There was no
outstanding balance under the line of credit as of December 31, 2019 or 2018.
9.
INCOME TAXES:
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law with sweeping modifications to the Internal Revenue Code. The primary change for the Company was to lower the corporate income tax rate to
21
% from
35
%. The Company’s deferred tax assets and liabilities were
re-measured
based on the income tax rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded related to the re-measurement
of the Company’s deferred tax balance was $
7,650,000
, a reduction of income tax expense for the year ended December 31, 2017. At December 31, 2018, final regulations for the Tax Cuts and Jobs Act were still pending; however, the Company updated its estimate of the impact to our deferred tax balances based on the proposed regulations issued to date and recorded an additional reduction of income tax expense for the year ended December 31, 2018 of $
664,000
.
No
additional adjustment amounts were recorded for the year ended December 31, 2019, and the Company does not anticipate significant revision will be necessary in
the
fu
t
ure
.

F-2
7

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

The Company files a consolidated federal income tax return. Income tax expense is comprised of the following (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Current federal income tax	$33,099	$28,359	$34,421
Current state income tax	150	92	99
Deferred federal income tax expense (benefit)	(29)	(250)	(53)
Restatement of net deferred tax liability due to change in income tax rate	—	(664)	(7,650)

Income tax expense	$33,220	$27,537	$26,817

Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

	As a Percent of Pretax Earnings
	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
Restatement of net deferred tax liability due to change in income tax rate	—	(0.4)	(5.3)
Reductions in tax rate resulting from interest income exempt from federal income tax	(4.5)	(5.2)	(11.5)
Effect of state income tax	0.1	0.1	0.1
ESOP tax deduction	(0.1)	(0.1)	(0.2)
Other	0.3	0.1	0.1

Effective income tax rate	16.8%	15.5%	18.2%

The approximate effects of each type of difference that gave rise to the Company’s deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows (dollars in thousands):

	2019	2018
Deferred tax assets:
Tax basis of loans in excess of financial statement basis	$12,245	$12,010
Minimum liability in defined benefit plan	—	352
Recognized for financial reporting purposes but not yet for tax purposes:
Deferred compensation	2,254	2,056
Write-downs and adjustments to other real estate owned and repossessed assets	48	49
Other deferred tax assets	157	208

Total deferred tax assets	$14,704	$14,675

Deferred tax liabilities:
Financial statement basis of fixed assets in excess of tax basis	$4,651	$4,182
Intangible asset amortization deductible for tax purposes, but not for financial reporting purposes	11,935	11,263
Recognized for financial reporting purposes but not yet for tax purposes:
Accretion on investment securities	755	745
Pension plan contributions	—	816
Net unrealized gain on investment securities available-for-sale	17,945	1,111
Other deferred tax liabilities	51	34

Total deferred tax liabilities	$35,337	$18,151

Net deferred tax asset (liability)	$(20,633)	$(3,476)

F-2
8

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

At December 31, 2019 and 2018, management believes that it is more likely than not that all of the deferred tax amounts shown above will be realized and therefore no
valuation allowance was recorded.
Current authoritative accounting guidance prescribes a
recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-
than-not
recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty
percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not
recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not
recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Current authoritative accounting guidance also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company concluded the tax benefits of positions taken and expected to be taken on its tax returns should be recognized in the financial statements under this guidance. The Company files income tax returns in the U.S. federal jurisdiction and state margin tax returns in the state of Texas. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 201
6
 or Texas state tax examinations by tax authorities for years before 201
7
. As of December 31, 2019 and 2018, the Company believes that there are no
uncertain tax positions.
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

F-
29

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

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
There were
no
transfers between Level 2 and Level 3 during the years ended December 31, 2019, 2018 and 2017.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S Treasury securities	$10,019	$—	$—	$10,019
Obligations of state and political subdivisions	—	1,288,983	—	1,288,983
Corporate bonds	—	230	—	230
Residential mortgage-backed securities	—	1,608,863	—	1,608,863
Commercial mortgage-backed securities	—	500,744	—	500,744
Other securities	4,478	—	—	4,478

Total	$14,497	$3,398,820	$—	$3,413,317

Loans held-for-sale	$—	$23,076	$—	$23,076
IRLCs	$—	$886	$—	$886
Forward mortgage-backed securities traded	$—	$(152)	$—	$(152)

F-3
0

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S Treasury securities	$9,962	$—	$—	$9,962
Obligations of U. S. government sponsored enterprises and agencies	—	301	—	301
Obligations of state and political subdivisions	—	1,257,871	—	1,257,871
Corporate bonds	—	450	—	450
Residential mortgage-backed securities	—	1,454,545	—	1,454,545
Commercial mortgage-backed securities	—	431,300	—	431,300
Other securities	4,348	—	—	4,348

Total	$14,310	$3,144,467	$—	$3,158,777

Loans held-for-sale	$—	$19,185	$—	$19,185
IRLCs	$—	$765	$—	$765
Forward mortgage-backed securities traded	$—	$(403)	$—	$(403)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Impaired loans are reported at the fair value of the underlying collateral less selling costs if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data. At December 31, 2019, impaired loans with a carrying value of $16,213,000 were reduced by specific valuation reserves totaling $3,228,000 resulting in a net fair value of $12,985,000.
Certain
non-financial
assets and
non-financial
liabilities measured at fair value on a
non-recurring
basis include other real estate owned, goodwill and other intangible assets and other non-financial
long-lived assets.
Non-financial
assets measured at fair value on a
non-recurring
basis during the year ended December 31, 2019 and 2018 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured
at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Reevaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise.

F-3
1

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

The following table presents other real estate owned that were re-measured
subsequent to their initial transfer to other real estate owned (dollars in thousands):

	Year Ended December 31,
	2019	2018
Carrying value of other real estate owned prior to re-measurement	$—	$1,046
Write-downs included in gain (loss) on sale of other real estate owned	—	(236)

Fair value	$—	$810

At December 31, 2019 and 2018, other real estate owned totaled $982,000 and $448,000, respectively.
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

F-3
2

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at December 31, 2019 and 2018, were as follows (dollars in thousands):

	2019		2018
	Carrying	Estimated	Carrying	Estimated	Fair Value
	Value	Fair Value	Value	Fair Value	Hierarchy
Cash and due from banks	$231,534	$231,534	$207,835	$207,835	Level 1
Federal Funds Sold	3,150	3,150	—	—	Level 1
Interest-bearing deposits in banks	47,920	47,920	40,812	40,812	Level 1
Interest-bearing time deposits in banks	—	—	1,458	1,458	Level 2
Available-for-sale securities	3,413,317	3,413,317	3,158,777	3,158,777	Levels 1 and 2
Loans held-for-investment	4,194,969	4,209,826	3,902,434	3,947,391	Level 3
Loans held-for-sale	28,228	28,343	21,672	21,779	Level 2
Accrued interest receivable	36,894	36,894	36,765	36,765	Level 2
Deposits with stated maturities	420,013	421,397	442,161	441,727	Level 2
Deposits with no stated maturities	6,183,793	6,183,793	5,738,228	5,738,228	Level 1
Borrowings	381,356	381,356	468,706	468,706	Level 2
Accrued interest payable	628	628	408	408	Level 2
IRLCs	886	886	765	765	Level 2
Forward mortgage-backed securities traded	152	152	403	403	Level 2

11.
COMMITMENTS AND CONTINGENCIES:

The Company is engaged in legal actions arising from the normal course of business. In management’s opinion, the Company has adequate legal defenses with respect to these actions, and as of December 31, 2019 the resolution of these matters is not expected to have material adverse effects upon the results of operations or financial condition of the Company.
The Company leases a portion of its bank premises and equipment under operating leases. At December 31, 2019, future minimum lease commitments were: 2020 - $557,000, 2021 - $342,000, 2022 - $145,000 and 2023 and thereafter - $57,000.
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

F-3
3

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

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

December 31, 2019 (in thousands)
Financial instruments whose contract amounts represent credit risk:
Unfunded lines of credit	$743,595
Unfunded commitments to extend credit	374,158
Standby letters of credit	38,364

Total commercial commitments	$1,156,117

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
14.
PENSION AND PROFIT SHARING PLANS:

The Company had a defined benefit pension plan that was frozen effective January 1, 2004, whereby no new participants were added to the Plan and no additional years of service accrued to participants. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Company made no
contribution to the plan in 2019, 2018 or 2017.
In December 2018, due to the rising interest rate environment, the Company determined it was in the best interest of its shareholders to work toward terminating its pension obligation. The Company annuitized approximately
53
% of the pension benefit obligation at that time and recorded a loss on settlement totaling $
1,546,000
for the year ended

December 31, 2018. In 2019, the Company continued to take steps to completely settle and terminate its remaining

F-3
4

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

pension obligation and recorded loss associated with the final termination of $2,673,000. The loss incurred included unrealized loss previously recorded in other comprehensive income and refunding to remaining participants for funding balance overages offset by a gain on hedging instrument entered into to minimize interest rate movement during the termination period. At December 31, 2019, all balances in the pension plan are zero and the Company’s obligation has been extinguished.
Using an actuarial measurement date of December 31, 2019 and 2018, benefit obligation activity and fair value of plan assets for the years ended December 31, 2019 and 2018, and a statement of the funded status as of December 31, 2019 and 2018, are as follows (dollars in thousands):

	2019	2018
Reconciliation of benefit obligations:
Benefit obligation at January 1	$6,613	$15,531
Transfer liability from multiple employer plan	2,929	—
Interest cost on projected benefit obligation	393	523
Actuarial (gain) loss, including settlement of all participants balances	1,257	(811)
Benefits paid, including settlement of participant balances	(11,192)	(8,630)

Benefit obligation at December 31	$—	$6,613

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$8,781	$17,046
Transfer of assets from multiple employer plan	1,829	—
Actual return on plan assets	582	365
Employer contributions	—	—
Benefits paid, including settlement of certain participant balances	(11,192)	(8,630)

Fair value of plan assets at December 31	—	8,781

Funded status	$—	$2,168

Amounts recognized as a component of accumulated other comprehensive earnings as of year-end
that have not been recognized as a component of the net period benefit cost of the Company’s defined benefit pension plan are as follows (dollars in thousands):

	2019	2018
Net actuarial loss	$—	$(1,717)
Deferred tax benefit	—	393

Amounts included in accumulated other comprehensive earnings, net of tax	$—	$(1,324)

Net periodic benefit cost for the years ended December 31, 2019, 2018 and 2017, are as follows (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Service cost - benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	393	523	635
Expected return on plan assets	(227)	(1,028)	(974)
Amortization of unrecognized net loss	185	186	249
Recognized loss on partial settlement of certain participant balances	2,673	1,546	—

Net pension expense (benefit)	$3,024	$1,227	$(90)

F-3
5

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and net periodic pension cost and the rate of return on plan assets:

	2019	2018	2017
Weighted average discount rate	4.25%	4.25%	3.50%

Expected long-term rate of return on assets	2.20%	6.25%	6.25%
The weighted average discount rate was estimated based on setting a discount rate to establish an obligation for pension benefits equivalent to an amount that, if invested in high quality fixed income securities, would produce a return that matched the expected benefit payment stream. The expected long-term rate of return on plan assets was based on historical returns and expectations of future returns based on asset mix, after consultation with our investment advisors and actuaries.
First Financial Trust & Asset Management Company, National Association, a wholly owned subsidiary of the Company, managed the pension plan assets as well as the profit sharing plan assets (see below). The investment strategy and targeted allocations were based on similar strategies First Financial Trust & Asset Management Company, National Association employed for most of its managed accounts whereby appropriate diversification is achieved. First Financial Trust & Asset Management Company, National Association was prohibited from holding investments deemed to be high risk by the Office of the Comptroller of the Currency.
As of December 31, 2018, the pension plan’s total assets included First Financial Bankshares, Inc. common stock valued at approximately $3,373,000.
The Company also provides a profit sharing plan, which covers substantially all full-time employees. The profit sharing plan is a defined contribution plan and allows employees to contribute a percentage of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company’s contributions over a six-year vesting period. Costs related to the Company’s defined contribution plan totaled approximately $7,661,000, $7,049,000 and $4,735,000 in 2019, 2018 and 2017, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of earnings. As of December 31, 2019 and 2018, the profit sharing plan’s assets included First Financial Bankshares, Inc. common stock valued at approximately $83,014,000 and $68,855,000, respectively.
In 2004, after freezing our pension plan, we added a safe harbor match to the 401(k) plan. We match a maximum of 4% on employee deferrals of 5% of their employee compensation. Total expense for this matching in 2019, 2018 and 2017 was $2,759,000, $2,588,000 and $2,392,000, respectively, and is included in salaries and employee benefits in the statements of earnings.
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
15.
DIVIDENDS FROM SUBSIDIARIES:
At December 31, 2019, approximately $
261,416,000
was available for the declaration of dividends by the Company’s subsidiaries without the prior approval of regulatory agencies.
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

F-3
6

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

Beginning in January 2016, under the Basel III regulatory capital framework, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increased 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.
As of December 31, 2019 and 2018, we had a total risk-based capital ratio of 21.13% and 20.61%, a Tier 1 capital to risk-weighted assets ratio of 20.06% and 19.47%; a common equity Tier 1 capital to risk-weighted assets ratio of 20.06% and 19.47%, and a Tier 1 leverage ratio of 12.60% and11.85%, respectively. The regulatory capital ratios as of December 31, 2019 and 2018 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.
As of December 31, 2019 and 2018, the regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III Fully Phased-In*		Required to be Considered Well- Capitalized
As of December 31, 2019:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,051,029	21.13%	$522,275	10.50%	—	N/A
First Financial Bank, N.A	$908,778	18.31%	$521,081	10.50%	$496,268	10.00%

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$997,721	20.06%	$422,794	8.50%	—	N/A
First Financial Bank, N.A	$855,470	17.24%	$421,828	8.50%	$397,014	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$997,721	20.06%	$348,184	7.00%	—	N/A
First Financial Bank, N.A	$855,470	17.24%	$347,388	7.00%	$322,574	6.50%

Leverage Ratio:
Consolidated	$997,721	12.60%	$316,850	4.00%	—	N/A
First Financial Bank, N.A	$855,470	10.84%	$315,570	4.00%	$394,463	5.00%
*	At December 31, 2019 the Capital Conservative Buffer Basel III has been fully phased-in.

F-3
7

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

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
In connection with the First Financial Trust & Asset Management Company, National Association’s (the “Trust Company”) application to obtain our trust charter, the Trust Company is required to maintain tangible net assets of $2,000,000 at all times. As of December 31, 2019, our Trust Company had tangible net assets totaling $28,550,000.
Our subsidiary bank may be required at times to maintain reserve balances with the Federal Reserve Bank. At December 31, 2019 and 2018, the subsidiary bank’s reserve balances were $17,274,000 and $11,372,000, respectively.
17.
STOCK OPTION PLAN AND RESTRICTED STOCK PLAN:

The Company has an incentive stock plan to provide for the granting of options to employees of the Company at prices not less than market at the date of grant. At December 31, 2019, the Company had allocated
5,673,000
shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years from date of grant at a rate of
20
% each year cumulatively during the
10
-year
term of the option. Shares are issued under the stock option plan from available authorized shares. An analysis of stock option activity for the year ended December 31, 2019 is presented in the table and narrative below:

	Shares	Weighted- Average Ex. Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding, beginning of year	2,171,086	$17.27
Granted	398,850	29.70
Exercised	(328,802)	13.06
Cancelled	(102,938)	19.84

Outstanding, end of year	2,138,196	20.12	6.39	$32,040

Exercisable at end of year	885,206	$16.08	4.88	$16,836

F-3
8

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

The options outstanding at December 31, 2019 had exercise prices ranging between $7.87 and $29.70. Stock options have been adjusted retroactively for the effects of stock dividends and splits.
The following table summarizes information concerning outstanding and vested stock options as of December 31, 2019:

Exercise Price	Number Outstanding	Remaining Contracted Life (Years)	Number Vested
$7.87	97,456	1.8	97,456
$15.43	336,500	3.8	336,500
$16.95	564,440	5.8	303,160
$21.18	747,450	7.5	148,090
$29.70	392,350	9.5	—

The fair value of the options granted during 2019 and 2017 were estimated using the
Black-Scholes options pricing model
with the following weighted-average assumptions: risk-free interest rate of
1.83
%,
1.89
%, respectively; expected dividend yield of
1.62
% and
1.79
%, respectively; expected life of
6.64
years and
6.24
years, respectively; and expected volatility of
26.69
%

and
26.51
%, respectively.

The weighted-average grant-date fair value of options granted during 2019 and 2017 was $7.31 and $4.95, respectively. There were no grants during 2018. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017, was $5,742,000, $5,476,000 and $3,082,000, respectively.
As of December 31, 2019, there was $4,943,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.28 years. The total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017 was $1,693,000, $888,000 and $1,246,000.
The aggregate intrinsic value of vested stock options at December 31, 2019 totaled $14,234,000.
On April 28, 2015, shareholders of the Company approved a restricted stock plan for selected employees, officers, non-employee
directors and consultants. At December 31, 2019, the Company had allocated 686,000 shares of stock for issuance under the plan.
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
re-election
of
nine
of the existing directors, 10,710 restricted shares with a total value of $540,000 were granted to the nine
non-employee
directors and is being expensed over the period from grant day to April 23, 2019, the Company’s next shareholders’ meeting at which the directors’ term expires. The Company recorded director expense related to these restricted stock grants of $620,000, $560,000 and $483,000 for the year ended December 31, 2019, 2018, and 2017, respectively. On April 23, 2019, upon election of eleven directors, 21,714 restricted shares with a total value of $660,000 were granted to the eleven non-employee
directors, and is being expensed over the period from grant day to April 28, 2020, the Company’s next shareholders’ meeting at which directors’ term expires.
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
On October 23, 2018, the Company granted 26,021 restricted shares with a total value of $1,440,000 to certain officers that will be expensed over a three-year vesting period. On June 26, 2019, the Company granted 23,428 restricted shares with a total value of

$
695,000 to
 certain officers that will be expensed over a three-year vesting period. On October 22, 2019, the Company granted

F-
39

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

22,188 restricted shares with a total value of $
785,000
to certain officers that will be expensed over a three-year vesting period. The Company recorded restricted stock expense for officers of $
995,000
, $
680,000
and $
562,000
, respectively, for the year ended December 31, 2019, 2018 and 2017.
18.
CONDENSED FINANCIAL INFORMATION - PARENT COMPANY:
Condensed Balance Sheets-December 31, 2019 and 2018

	2019	2018
ASSETS

Cash in subsidiary bank	$44,422	$16,981
Cash in unaffiliated banks	2	2
Interest-bearing deposits in subsidiary bank	80,652	84,279

Total cash and cash equivalents	125,076	101,262
Securities available-for-sale, at fair value	6,297	6,276
Investment in and advances to subsidiaries, at equity	1,111,955	959,352
Intangible assets	723	723
Other assets	2,701	2,647

Total assets	$1,246,752	$1,070,260

LIABILITIES AND SHAREHOLDERS’ EQUITY

Total liabilities	$19,555	$16,965
Shareholders’ equity:
Common stock	1,359	678
Capital surplus	450,676	443,114
Retained earnings	707,656	606,658
Treasury stock	(8,222)	(7,507)
Deferred compensation	8,222	7,507
Accumulated other comprehensive earnings	67,506	2,845

Total shareholders’ equity	1,227,197	1,053,295

Total liabilities and shareholders’ equity	$1,246,752	$1,070,260

Condensed Statements of Earnings-
For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Income:
Cash dividends from subsidiaries	$84,500	$74,100	$30,800
Excess of earnings over dividends of subsidiaries	86,956	82,323	92,929

Other	7,937	7,269	6,590

Total income	179,393	163,692	130,319

Expenses:
Salaries and employee benefits	11,963	9,966	8,606

Other operating expenses	4,756	4,781	3,871

Total expense	16,719	14,747	12,477

Earnings before income taxes	162,674	148,945	117,842
Income tax benefit	2,138	1,693	2,529

Net earnings	$164,812	$150,638	$120,371

F-4
0

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

Condensed Statements of Cash Flows-
For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Cash flows from operating activities:
Net earnings	$164,812	$150,638	$120,371
Adjustments to reconcile net earnings to net cash provided by operating activities:
Excess of earnings over dividends of subsidiary bank	(86,956)	(82,323)	(92,929)
Depreciation and amortization, net	246	331	207
Decrease (increase) in other assets	1,508	560	438
Increase (decrease) in other liabilities	990	1,932	183
Other	—	(2)	2

Net cash provided by operating activities	80,600	71,136	28,272

Cash flows from investing activities:
Cash received in connection with acquisition of banks	—	—	—
Maturity of available-for-sale security	—	2,000	2,997
Purchases of bank premises and equipment and software	(24)	(346)	(30)

Net cash provided by (used in) investing activities	(24)	1,654	2,967

Cash flows from financing activities:
Proceeds of stock issuances	4,294	3,864	2,934
Cash dividends paid	(61,056)	(53,861)	(48,955)

Net cash used in financing activities	(56,762)	(49,997)	(46,021)

Net increase (decrease) in cash and cash equivalents	23,814	22,793	(14,782)
Cash and cash equivalents, beginning of year	101,262	78,469	93,251

Cash and cash equivalents, end of year	$125,076	$101,262	$78,469

F-4
1

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

19.
CASH FLOW
INFORMATION:
Supplemental information on cash flows and noncash transactions is as follows (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Supplemental cash flow information:
Interest paid	$29,882	$18,709	$9,316
Federal income taxes paid	30,726	26,578	29,695

Schedule of noncash investing and financing activities:
Assets acquired through foreclosure	1,463	126	2,211
Investment securities purchased but not settled	—	—	—
Restricted stock grant to officers and directors	1,781	1,609	1,139

20.
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

F-4
2

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

The following table presents the amounts recorded on the consolidated balance sheet on the acquisition date (dollars in thousands):

Fair value of consideration paid:
Common stock issued ( 1,289,371 shares)	$58,087

Fair value of identifiable assets acquired:
Cash and cash equivalents	18,653
Securities available-for-sale	64,501
Loans	266,327
Identifiable intangible assets	3,167
Other assets	15,375

Total identifiable assets acquired	368,023

Fair value of liabilities assumed:
Deposits	341,902
Other liabilities	(373)

Total liabilities assumed	341,529

Fair value of net identifiable assets acquired	26,494

Goodwill resulting from acquisition	$31,593

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
Commercial State Bank had branches in Kingwood, Fulshear, El Campo and Palacios, all located around Houston, Texas.
21.
SUBSEQUENT EVENT
On January 1, 2020, the Com
pany acquired

% of the outstanding capital stock of TB&T
Bancshares
, Inc. through the merger of a wholly owned subsidiary with and into TB&T
Bancshares
, Inc. Following such merger, TB&T
Bancshares
, Inc. and its wholly owned subsidiary, The Bank & Trust of Bryan/College Station, Texas, were merged into the Company and First Financial Bank, National Association, respectively. Considerations paid to the shareholders of TB&T
Bancshares
, Inc. totaled
 approximately
6,276,000
shares of the Company’s common stock with an aggregate value of $
220,300,000
at January 1, 2020.
In addition, TB&T Bancshares, Inc. made a $1,920,000 special dividend to its shareholders prior to closing of the transaction. At December 31, 2019, The Bank & Trust of Bryan/College Station, Texas had gross loans totaling $455,400,000, total deposits of $551,900,000 and total assets of $631,100,000.

F-4
3