Form 10-Q
period 2020-03-31
FIRST FINANCIAL BANKSHARES INC
filed 2020-04-24
CIK 36029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
0-7674

FIRST FINANCIAL BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Texas	75-0944023
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)
400 Pine Street, Abilene, Texas 79601
(Address of principal executive offices) (Zip Code)
(325)
627-7155
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	FFIN	The Nasdaq Stock Market LLC

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
of the Act).     Yes
☐
    No
☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 24, 2020
Common Stock, $0.01 par value per share	142,051,466

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company” or “we”) at March 31, 2020 and 2019 and December 31, 2019, and the consolidated statements of earnings, comprehensive earnings, shareholders’ equity and cash flows for the three months ended March 31, 2020 and 2019, follow on pages 3 through 7.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,		December 31,
	2020	2019	2019
	(Unaudited)
ASSETS

CASH AND DUE FROM BANKS	$191,486	$176,278	$231,534
FEDERAL FUNDS SOLD	—	12,825	3,150
INTEREST-BEARING DEPOSITS IN BANKS	76,378	197,758	47,920

Total cash and cash equivalents	267,864	386,861	282,604

INTEREST-BEARING TIME DEPOSITS IN BANKS	—	1,458	—

SECURITIES AVAILABLE-FOR-SALE, at fair value	4,107,069	3,212,812	3,413,317

LOANS:
Held for investment	4,639,389	3,989,160	4,194,969
Less - allowance for loan losses	(60,440)	(51,585)	(52,499)

Net loans held for investment	4,578,949	3,937,575	4,142,470
Held for sale ($39,659 at fair value at March 31, 2020; $12,007 at March 31, 2019; and $23,076 at December 31, 2019)	42,034	14,446	28,228

Net loans	4,620,983	3,952,021	4,170,698

BANK PREMISES AND EQUIPMENT, net	139,554	135,321	131,022
INTANGIBLE ASSETS	319,234	174,415	173,667
OTHER ASSETS	246,387	83,007	90,919

Total assets	$9,701,091	$7,945,895	$8,262,227

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$2,288,597	$2,165,745	$2,065,128
INTEREST-BEARING DEPOSITS	4,921,869	4,184,996	4,538,678

Total deposits	7,210,466	6,350,741	6,603,806

DIVIDENDS PAYABLE	17,060	14,244	16,306
BORROWINGS	857,871	382,711	381,356
OTHER LIABILITIES	89,332	90,677	33,562

Total liabilities	8,174,729	6,838,373	7,035,030

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock - ($0.01 par value, authorized 200,000,000 shares; 142,314,930, 135,680,420 and 135,891,755 shares issued at March 31, 2020 and 2019 and December 31, 2019, respectively)	1,423	1,356	1,359
Capital surplus	673,535	445,672	450,676
Retained earnings	727,828	629,988	707,656
Treasury stock (shares at cost: 928,417, 928,678 and 927,408 at March 31, 2020 and 2019, and December 31, 2019, respectively)	(8,437)	(7,660)	(8,222)
Deferred compensation	8,437	7,660	8,222
Accumulated other comprehensive earnings (loss)	123,576	30,506	67,506

Total shareholders’ equity	1,526,362	1,107,522	1,227,197

Total liabilities and shareholders’ equity	$9,701,091	$7,945,895	$8,262,227

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
INTEREST INCOME:
Interest and fees on loans	$62,995	$53,232
Interest on investment securities:
Taxable	14,655	13,289
Exempt from federal income tax	9,694	9,763
Interest on federal funds sold and interest-bearing deposits in banks	756	617

Total interest income	88,100	76,901

INTEREST EXPENSE:
Interest on deposits	6,681	6,661
Other	517	726

Total interest expense	7,198	7,387

Net interest income	80,902	69,514

PROVISION FOR LOAN LOSSES	9,850	965

Net interest income after provision for loan losses	71,052	68,549

NONINTEREST INCOME:
Trust fees	7,437	6,979
Service charges on deposit accounts	5,915	5,176
ATM, interchange and credit card fees	7,400	6,840
Real estate mortgage operations	3,852	3,474
Net gain on sale of available-for-sale securities (includes $2,062 and $- for the three months ended March 31, 2020 and 2019, respectively, related to accumulated other comprehensive earnings reclassifications)	2,062	—
Net gain on sale of foreclosed assets	1	69
Net gain on sale of assets	116	—
Interest on loan recoveries	265	338
Other	1,684	1,561

Total noninterest income	28,732	24,437

NONINTEREST EXPENSE:
Salaries and employee benefits	29,642	27,424
Net occupancy expense	3,027	2,763
Equipment expense	2,075	2,453
FDIC insurance premiums	45	538
ATM, interchange and credit card expenses	2,985	2,383
Professional and service fees	2,594	1,832
Printing, stationery and supplies	566	366
Operational and other losses	576	266
Software amortization and expense	2,024	1,597
Amortization of intangible assets	509	269
Other	11,275	7,476

Total noninterest expense	55,318	47,367

EARNINGS BEFORE INCOME TAXES	44,466	45,619
INCOME TAX EXPENSE (includes $433 and $- for the three months ended March 31, 2020 and 2019, respectively, related to income tax expense reclassification)	7,234	7,367

NET EARNINGS	$37,232	$38,252

EARNINGS PER SHARE, BASIC	$0.26	$0.28

EARNINGS PER SHARE, ASSUMING DILUTION	$0.26	$0.28

DIVIDENDS PER SHARE	$0.12	$0.11

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019

NET EARNINGS	$37,232	$38,252

OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain on investment securities available-for-sale, before income taxes	73,037	35,014

Reclassification adjustment for realized gains on investment securities included in net earnings, before income taxes	(2,062)	—

Total other items of comprehensive earnings (loss)	70,975	35,014

Income tax benefit (expense) related to other items of comprehensive earnings	(14,905)	(7,353)

COMPREHENSIVE EARNINGS	$93,302	$65,913

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Deferred Compensation	Accumulated Other Comprehensive Earnings	Total Shareholders’ Equity
	Shares	Amount			Shares	Amounts
Balances at December 31, 2018	67,753,133	$678	$443,114	$606,658	(467,811)	$(7,507)	$7,507	$2,845	$1,053,295
Net earnings (unaudited)	—	—	—	38,252	—	—	—	—	38,252
Stock option exercises (unaudited)	87,077	—	2,246	—	—	—	—	—	2,246
Cash dividends declared, $0.11 per share (unaudited)	—	—	—	(14,244)	—	—	—	—	(14,244)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	27,661	27,661
Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	3,472	(153)	153	—	—

Stock option expense (unaudited)	—	—	312	—	—	—	—	—	312
Two-for-one stock spllit in the form of a 100% stock dividend (unaudited)	67,840,210	678	—	(678)	(464,339)	—	—	—	—

Balances at March 31, 2019 (unaudited)	135,680,420	$1,356	$445,672	$629,988	(928,678)	$(7,660)	$7,660	$30,506	$1,107,522

Balances at December 31, 2019	135,891,755	$1,359	$450,676	$707,656	(927,408)	$(8,222)	$8,222	$67,506	$1,227,197
Stock issued in acquisition of TB&T Bancshares, Inc. (unaudited)	6,275,574	63	220,210	—	—	—	—	—	220,273
Net earnings (unaudited)	—	—	—	37,232	—	—	—	—	37,232
Stock option exercises (unaudited)	144,188	1	2,191	—	—	—	—	—	2,192
Restricted stock grant (unaudited)	3,413	—	118	—	—	—	—	—	118
Cash dividends declared, $0.12 per share (unaudited)	—	—	—	(17,060)	—	—	—	—	(17,060)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	56,070	56,070
Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(1,009)	(215)	215	—	—
Stock option expense (unaudited)	—	—	340	—	—	—	—	—	340

Balances at March 31, 2020 (unaudited)	142,314,930	$1,423	$673,535	$727,828	(928,417)	$(8,437)	$8,437	$123,576	$1,526,362

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$37,232	$38,252
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,087	2,982
Provision for credit loss expense	9,850	965
Securities premium amortization, net	7,239	6,132
Gain (loss) on sale of assets, net	(2,250)	83
Deferred federal income tax benefit	48	—
Change in loans held-for-sale	(13,445)	6,953
Change in other assets	(15,046)	7,927
Change in other liabilities	4,871	8,972

Total adjustments	(5,646)	34,014

Net cash provided by operating activities	31,586	72,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition of TB&T Bancshares, Inc.	61,028	—
Activity in available-for-sale securities:
Sales	95,437	231
Maturities	1,614,414	106,188
Purchases	(2,333,332)	(72,142)
Net decrease (increase) in loans	1,012	(36,070)
Purchases of bank premises and equipment and other assets	(5,734)	(4,700)
Proceeds from sale of bank premises and equipment and other assets	171	65

Net cash used in investing activities	(567,004)	(6,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	(14,356)	49,638
Net increase in interest-bearing deposits	72,633	120,714
Net increase (decrease) in borrowings	476,515	(85,995)
Common stock transactions:
Proceeds from stock issuances	2,192	2,246
Dividends paid	(16,306)	(14,227)

Net cash provided by (used in) financing activities	520,678	72,376

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,740)	138,214

CASH AND CASH EQUIVALENTS, beginning of period	282,604	248,647

CASH AND CASH EQUIVALENTS, end of period	$267,864	$386,861

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Investment securities purchased but not yet settled	$33,066	$59,397
Investment securities sold but not yet settled	126,119	—
Interest paid	7,042	7,220
Transfer of loans and bank premises to other real estate	—	237

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Nature of Operations
First Financial Bankshares, Inc. (a Texas corporation) (“Company”, “we” or “us”) is a financial holding company which owns all of the capital stock of one bank with 78 locations located in Texas as of March 31, 2020. The Company’s subsidiary bank is First Financial Bank, National Association, Abilene, Texas. The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which First Financial Bank, National Association, is located. In addition, the Company also owns First Financial Trust & Asset Management Company, National Association, First Financial Insurance Agency, Inc., and First Technology Services, Inc.
A summary of significant accounting policies of the Company and its subsidiaries applied in the preparation of the accompanying consolidated financial statements follows. The accounting principles followed by the Company and the methods of applying them are in conformity with both U.S. GAAP and prevailing practices of the banking industry.
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
Stock Split and Increase in Authorized Shares
On April 23, 2019, the Company’s Board of Directors declared a two-for-one stock split of the Company’s outstanding common shares effective on June 3, 2019. In addition, the shareholders of the Company approved an amendment to the Amended and Restated Certificate of Formation to increase the number of authorized shares to 200,000,000. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares to be issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock in the consolidated financial statements as of and for the three-months ended March 31, 2019.
Stock Repurchase
On March 12, 2020, the Company’s Board of Directors authorized the repurchase of up to 4,000,000 common shares through September 30, 2021. Previously, the Board of Directors had authorized the repurchase of up to 2,000,000 common shares through September 30, 2020. The stock repurchase plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through March 31, 2020, no shares were repurchased under this repurchase plan or the prior authorization that was to expire September 30, 2020. Subsequent to March 31, 2020 and through April 21, 2020, the Company has repurchased 263,464 shares totaling $6,480,000.
Acquisition
On January 1, 2020, the Company acquired 100% of the outstanding capital stock of TB&T Bancshares, Inc. through the merger of a wholly owned subsidiary with and into TB&T Bancshares, Inc. Following such merger, TB&T Bancshares, Inc. and its wholly owned subsidiary, The Bank & Trust of Bryan/College Station, Texas were merged into the Company and First Financial Bank, National Association, respectively. The results of operations of TB&T Bancshares, Inc. subsequent to the acquisition date, are included in the consolidated earnings of the Company. See
n
ote 11 for additional information.
Status of New Accounting Standard for Accounting for Allowance for Credit Losses
On January 1, 2020, ASU
2016-13,
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
, became effective for the Company which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. It also applies to off-balance
sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, ASU
2016-13
made changes to the accounting for
available-for-sale
debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale
debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States that included an option for entities to delay the implementation of ASU
2016-13
until the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. Due to the uncertainty on the economy and unemployment from
COVID-19
and the sharp reduction in oil and gas prices, the Company has determined to delay its implementation of ASU
2016-13
and has calculated and recorded its provision for loan losses under the incurred loss model that existed prior to ASU
2016-13.
Prior to the CARES Act being signed and our decision to delay the implementation of CECL, we were completing our CECL implementation plan with our cross-functional working group, under the direction of our Chief Credit Officer along with our Chief Accounting Officer, Chief Lending Officer and Chief Financial Officer. The working group also included individuals from various functional areas including credit, risk management, accounting and information technology, among others. Our implementation plan included assessment and documentation of processes, internal controls and data sources; model development, documentation and validation; and system configuration, among other things. We contracted with a third-party vendor to assist us in the implementation of CECL.
Other Recently Issued and Effective Authoritative Accounting Guidance
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
ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs
:
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
ASU 2017-04, “Intangibles – Goodwill and Other.”
ASU
2017-04
will amend and simplify current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the quantitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. ASU
2017-04
became effective for the Company on January 1, 2020 and did not have a significant impact on the Company’s financial statements.
ASU 2018-13, “Fair Value Measurement (Topic 820). – Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.”
    ASU
2018-13
modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU
2018-13
remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU
2018-13
became effective on January 1, 2020 and did not have a significant impact on the Company’s financial statements.
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
The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral less cost to sell. Other loan impairments for non-collateral
dependent loans are measured based on the present value of expected future cash flows or the loan’s observable market price. At March 31, 2020 and 2019 and December 31, 2019, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral less cost to sell.
From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. For all impaired loans, including the Company’s troubled debt restructurings, the Company performs a periodic, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment to assess the likelihood that all principal and interest payments required under the terms of the agreement will be collected in full. When doubt exists about the ultimate collectability of principal and interest, the troubled debt restructuring remains on non-accrual
status and payments received are applied to reduce principal to the extent necessary to eliminate such doubt. This determination of accrual status is judgmental and is based on facts and circumstances related to each troubled debt restructuring. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral, modified loan terms and cash flow. As of March 31, 2020 and 2019, and December 31, 2019, substantially all of the Company’s troubled debt restructured loans are included in the non-accrual
totals.

The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to
COVID-19
made between March 1, 2020 and the earlier of (i) December 31, 2020 or
 (ii)
60 days after the end of the
COVID-19
national emergency. The relief can
only
be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019.

The Company elected to adopt these provisions of the CARES Act.
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
Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their acquisition fair value, which includes a credit component at the acquisition date, was based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the discounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on nonaccrual. Subsequent to the acquisition date, increases in expected cash flows will generally result in a recovery of any previously recorded allowance for loan loss, to the extent applicable, and/or a reclassification from the non-accretable
difference to accretable yield, which will be recognized prospectively. Decreases in expected cash flows subsequent to acquisition are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at March 31, 2020 and 2019 and December 31, 2019 were $7,773,000, $859,000 and $251,000, respectively, compared to a contractual balance of $10,411,000, $1,196,000 and $345,000, respectively. Other purchased credit impaired loan disclosures were omitted due to immateriality.
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

Business Combinations, Goodwill and Other Intangible Assets
The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year. There was no impairment recorded for the three-months ended March 31, 2020 or 2019.
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
Accumulated Other Comprehensive Income (Loss)
Unrealized net gains on the Company’s
available-for-sale
securities (after applicable income tax expense) totaling $123,576,000 and $31,830,000 at March 31, 2020 and 2019, respectively, and the minimum pension liability (after applicable income tax benefit) totaling ($1,324,000) at March 31, 2019, are included in accumulated other comprehensive income. There were no amounts under the minimum pension liability at March 31, 2020 (see note 9).
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
Stock Based Compensation
The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the grant date. The Company recorded stock option expense totaling $341,000 and $312,000 for the three-months ended March 31, 2020 and 2019, respectively.
The Company also grants restricted stock for a fixed number of shares. The Company recorded expenses associated with its director and officer restricted stock grants totaling $450,000 and $340,000, respectively, for the three-months ended March 31, 2020 and 2019, respectively.

See
n
ote 8 for further information.
Advertising Costs
Advertising costs are expensed as incurred.
Per Share Data
Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. The Company calculates dilutive EPS assuming all outstanding stock options to purchase common shares have been exercised at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is reflected by application of the treasury stock method, whereby the proceeds from the exercised options and restricted stock are assumed to be used to purchase common shares at the average market price during the respective year. Anti-dilutive shares at March 31, 2020 are excluded from the computation of EPS. There were no such anti-dilutive stock options for the three-months ended March 31, 2019. The following table reconciles the computation of basic EPS to dilutive EPS:

	Net Earnings (in thousands)	Weighted Average Shares	Per Share Amount
For the three-months ended March 31, 2020:
Net earnings per share, basic	$37,232	142,118,864	$0.26
Effect of stock options and stock grants	—	616,344	—

Net earnings per share, assuming dilution	$37,232	142,735,208	$0.26

For the three-ended March 31, 2019:
Net earnings per share, basic	$38,252	135,494,254	$0.28
Effect of stock options and stock grants	—	792,608	—

Net earnings per share, assuming dilution	$38,252	136,286,862	$0.28

Note 2 - Interest-bearing Time Deposits in Banks and Securities
Interest-bearing time deposits in banks totaled $1,458,000 at March 31, 2019. At March 31, 2020 and December 31, 2019, all interest-bearing time deposits in banks have matured.
A summary of the Company’s
available-for-sale
securities follows (in thousands):

	March 31, 2020
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Treasury securities	$10,039	$74	$—	$10,113
Obligations of states and political subdivisions	1,731,392	78,996	(2,717)	1,807,671
Corporate bonds and other	4,624	133	(6)	4,751
Residential mortgage-backed securities	1,617,341	62,659	(20)	1,679,980
Commercial mortgage-backed securities	587,114	17,624	(184)	604,554

Total securities available-for-sale	$3,950,510	$159,486	$(2,927)	$4,107,069

	March 31, 2019
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Treasury securities	$9,977	$14	$—	$9,991
Obligations of states and political subdivisions	1,196,111	44,155	(536)	1,239,730
Corporate bonds and other	4,874	—	(15)	4,859
Residential mortgage-backed securities	1,519,004	8,506	(11,222)	1,516,288
Commercial mortgage-backed securities	442,569	1,771	(2,396)	441,944

Total securities available-for-sale	$3,172,535	$54,446	$(14,169)	$3,212,812

	December 31, 2019
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Treasury securities	$9,997	$22	$—	$10,019
Obligations of states and political subdivisions	1,231,619	57,764	(400)	1,288,983
Corporate bonds and other	4,643	65	—	4,708
Residential mortgage-backed securities	1,586,872	23,139	(1,148)	1,608,863
Commercial mortgage-backed securities	494,674	6,356	(286)	500,744

Total securities available-for-sale	$3,327,805	$87,346	$(1,834)	$3,413,317

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at March 31, 2020 were computed by using scheduled amortization of balances and historical prepayment rates. At March 31, 2020 and 2019, and December 31, 2019, the Company did not hold CMOs that entail higher risks than standard mortgage-backed securities.
The amortized cost and estimated fair value of
available-for-sale
securities at March 31, 2020 by contractual and expected maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value
Due within one year	$151,083	$152,516
Due after one year through five years	621,902	654,116
Due after five years through ten years	971,325	1,013,634
Due after ten years	1,745	2,269
Mortgage-backed securities	2,204,455	2,284,534

Total	$3,950,510	$4,107,069

The following tables disclose the Company’s investment securities that have been in a continuous unrealized-loss
position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
March 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$168,725	$2,717	$—	$—	$168,725	$2,717
Corporate bonds and other	220	6	—	—	220	6
Residential mortgage-backed securities	1	—	8,164	21	8,165	21
Commercial mortgage-backed securities	44,724	173	9,630	10	54,354	183

Total	$213,670	$2,896	$17,794	$31	$231,464	$2,927

	Less than 12 Months		12 Months or Longer		Total
March 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$2,807	$13	$48,068	$523	$50,875	$536
Corporate bonds and other	—	—	4,873	15	4,873	15
Residential mortgage-backed securities	2,473	17	854,482	11,205	856,955	11,222
Commercial mortgage-backed securities	—	—	303,637	2,396	303,637	2,396

Total	$5,280	$30	$1,211,060	$14,139	$1,216,340	$14,169

	Less than 12 Months		12 Months or Longer			Total
December 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of state and political subdivisions	$65,787	$400	$326	$—	$66,113	$400
Residential mortgage-backed securities	100,004	306	103,983	842	203,987	1,148
Commercial mortgage-backed securities	74,560	178	35,178	108	109,738	286

Total	$240,351	$884	$139,487	$950	$379,838	$1,834

The number of investments in an unrealized loss position totaled 46 at March 31, 2020. We do not believe these unrealized losses are “other-than-temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making this determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at March 31, 2020 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At March 31, 2020, 86.82% of our available-for-sale
securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 48.30% are guaranteed by the Texas Permanent School Fund.

At March 31, 2020, $2,608,731,000 of the Company’s securities were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.
During the three months ended March 31, 2020 and 2019, sales of investment securities that were classified as available-for-sale
totaled $95,437,000 and $231,000, respectively. Gross realized gains from security sales during the first quarter of 2020 and 2019 totaled $2,062,000 and $4,000, respectively. Gross realized losses from security sales during first quarter of 2019 totaled $4,000. There were no gross realized losses from security sales during the first quarter of 2020.
The specific identification method was used to determine cost in order to compute the realized gains and losses.
Note 3 – Loans Held for Investment and Allowance for Credit Losses
Loans
held-for-investment
by class of financing receivables are as follows (in thousands):

	March 31,		December 31,
	2020	2019	2019
Commercial	$869,450	$826,886	$856,326
Agricultural	99,582	91,336	103,640
Real Estate	3,249,249	2,684,207	2,823,372
Consumer	421,108	386,731	411,631

Total	$4,639,389	$3,989,160	$4,194,969

The Company’s
non-accrual
loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	March 31,		December 31,
	2020	2019	2019
Non-accrual loans*	$39,226	$28,508	$24,582
Loans still accruing and past due 90 days or more	209	97	153
Troubled debt restructured loans**	26	472	26

Total	$39,461	$29,077	$24,761

*	Includes $7,773,000, $859,000 and $251,000 of purchased credit impaired loans as of March 31, 2020 and 2019, and December 31, 2019, respectively.
**	Troubled debt restructured loans of $4,733,000, $4,566,000 and $4,791,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual
loans at March 31, 2020 and 2019, and December 31, 2019, respectively.
The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

March 31, 2020		March 31, 2019		December 31, 2019
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance

$39,226	$3,386	$28,508	$4,472	$24,582	$3,228

The Company had $40,444,000, $29,724,000 and $25,770,000 in
non-accrual,
past due 90 days or more and still accruing, restructured loans and foreclosed assets at March 31, 2020 and 2019, and December 31, 2019, respectively. Non-accrual loans at March 31, 2020 and 2019, and December 31, 2019, consisted of the following by class of financing receivables (in thousands):

	March 31,		December 31,
	2020	2019	2019
Commercial	$5,620	$8,897	$3,093
Agricultural	1,128	831	1,376
Real Estate	32,156	18,254	19,787
Consumer	322	526	326

Total	$39,226	$28,508	$24,582

No significant additional funds are committed to be advanced in connection with impaired loans as of March 31, 2020.
The Company’s impaired loans and related allowance are summarized in the following table as of March 31, 2020 and 2019 and December 31, 2019 by class of financing receivables (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

March 31, 2020	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three- Month Average Recorded Investment
Commercial	$7,300	$992	$4,628	$5,620	$1,271	$6,409
Agricultural	1,340	632	496	1,128	98	1,200
Real Estate	44,208	9,496	22,660	32,156	2,016	36,683
Consumer	436	—	322	322	1	342

Total	$53,284	$11,120	$28,106	$39,226	$3,386	$44,634

*	Includes $7,773,000 of purchased credit impaired loans.

March 31, 2019	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three- Month Average Recorded Investment
Commercial	$10,227	$6,129	$2,768	$8,897	$1,184	$9,292
Agricultural	892	179	652	831	130	859
Real Estate	26,528	6,444	11,810	18,254	2,901	19,268
Consumer	689	27	499	526	257	577

Total	$38,336	$12,779	$15,729	$28,508	$4,472	$29,996

*	Includes $859,000 of purchased credit impaired loans.

December 31, 2019	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three- Month Average Recorded Investment
Commercial	$4,511	$630	$2,463	$3,093	$1,042	$3,488
Agricultural	1,603	658	718	1,376	235	1,644
Real Estate	27,366	7,081	12,706	19,787	1,950	21,726
Consumer	469	—	326	326	1	449

Total	$33,949	$8,369	$16,213	$24,582	$3,228	$27,307

*	Includes 251,000 of purchased credit impaired loans.
The Company recognized interest income on impaired loans prior to being recognized as impaired of approximately $750,000 during the year ended December 31, 2019. Such amounts for the three-month periods ended March 31, 2020 and 2019 were not significant.

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

March 31, 2020	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$831,385	$25,390	$12,675	$—	$869,450
Agricultural	92,447	5,270	1,865	—	99,582
Real Estate	3,106,100	56,114	87,035	—	3,249,249
Consumer	419,109	325	1,674	—	421,108

Total	$4,449,041	$87,099	$103,249	$—	$4,639,389

March 31, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$787,651	$23,182	$16,053	$—	$826,886
Agricultural	87,151	20	4,165	—	91,336
Real Estate	2,611,139	21,827	51,241	—	2,684,207
Consumer	384,786	246	1,699	—	386,731

Total	$3,870,727	$45,275	$73,158	$—	$3,989,160

December 31, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$825,775	$20,971	$9,580	$—	$856,326
Agricultural	101,614	64	1,962	—	103,640
Real Estate	2,717,227	42,036	64,109	—	2,823,372
Consumer	409,698	300	1,633	—	411,631

Total	$4,054,314	$63,371	$77,284	$—	$4,194,969

The Company’s past due loans are as follows (in thousands):

March 31, 2020	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$4,807	$388	$382	$5,577	$863,873	$869,450	$116
Agricultural	621	—	62	683	98,899	99,582	—
Real Estate	25,788	742	413	26,943	3,222,306	3,249,249	—
Consumer	862	116	102	1,080	420,028	421,108	93

Total	$32,078	$1,246	$959	$34,283	$4,605,106	$4,639,389	$209

March 31, 2019	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$4,123	$239	$885	$5,247	$821,639	$826,886	$63
Agricultural	323	17	—	340	90,996	91,336	—
Real Estate	15,649	671	1,541	17,861	2,666,346	2,684,207	8
Consumer	1,003	96	26	1,125	385,606	386,731	26

Total	$21,098	$1,023	$2,452	$24,573	$3,964,587	$3,989,160	$97

December 31, 2019	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$3,257	$557	$722	$4,536	$851,790	$856,326	$112
Agricultural	183	44	400	627	103,013	103,640	—
Real Estate	12,890	288	195	13,373	2,809,999	2,823,372	—
Consumer	572	151	45	768	410,863	411,631	41

Total	$16,902	$1,040	$1,362	$19,304	$4,175,665	$4,194,969	$153

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.
The following table details the allowance for loan losses by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at March 31, 2020 and 2019, and December 31, 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2020	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,271	$98	$2,016	$1	$3,386
Loans collectively evaluated for impairment	10,502	2,056	39,240	5,256	57,054

Total	$11,773	$2,154	$41,256	$5,257	$60,440

March 31, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,184	$130	$2,901	$257	$4,472
Loans collectively evaluated for impairment	11,291	1,300	28,986	5,536	47,113

Total	$12,475	$1,430	$31,887	$5,793	$51,585

December 31, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,042	$235	$1,950	$1	$3,228
Loans collectively evaluated for impairment	11,080	971	32,024	5,196	49,271

Total	$12,122	$1,206	$33,974	$5,197	$52,499

Changes in the allowance for loan losses are summarized as follows by portfolio segment (in thousands):

Three months ended March 31, 2020	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$12,122	$1,206	$33,974	$5,197	$52,499
Provision for loan losses	794	949	7,921	186	9,850
Recoveries	149	1	76	92	318
Charge-offs	(1,292)	(2)	(715)	(218)	(2,227)

Ending balance	$11,773	$2,154	$41,256	$5,257	$60,440

Three months ended March 31, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$11,948	$1,446	$32,342	$5,466	$51,202
Provision for loan losses	196	(19)	397	391	965
Recoveries	649	3	89	141	882
Charge-offs	(318)	—	(941)	(205)	(1,464)

Ending balance	$12,475	$1,430	$31,887	$5,793	$51,585

The Company’s recorded investment in loans related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows (in thousands). Purchased credit impaired loans of $7,773,000, $859,000 and $251,000 at March 31, 2020 and 2019, and December 31, 2019, respectively, are included in loans individually evaluated for impairment.

March 31, 2020	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$5,620	$1,128	$32,156	$322	$39,226
Loans collectively evaluated for impairment	863,830	98,454	3,217,093	420,786	4,600,163

Total	$869,450	$99,582	$3,249,249	$421,108	$4,639,389

March 31, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$8,897	$831	$18,254	$526	$28,508
Loans collectively evaluated for impairment	817,989	90,505	2,665,953	386,205	3,960,652

Total	$826,886	$91,336	$2,684,207	$386,731	$3,989,160

December 31, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$3,093	$1,376	$19,787	$326	$24,582
Loans collectively evaluated for impairment	853,233	102,264	2,803,585	411,305	4,170,387

Total	$856,326	$103,640	$2,823,372	$411,631	$4,194,969

The Company’s loans that were modified and considered troubled debt restructurings are as follows (in thousands):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	5	$288	$288	1	$157	$157
Agricultural	1	134	134	8	367	367
Real Estate	—	—	—	4	649	649
Consumer	1	14	14	—	—	—

Total	7	$436	$436	13	$1,173	$1,173

The balances below provide information as to how the loans were modified as troubled debt restructured loans (in thousands):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$260	$28	$—	$157	$—
Agricultural	—	134	—	—	102	265
Real Estate	—	—	—	—	201	448
Consumer	—	14	—	—	—	—

Total	$—	$408	$28	$—	$460	$713

During the three months ended March 31, 2020 and 2019, no loans were modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or more or results in the foreclosure and repossession of the applicable collateral.
As of March 31, 2020, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.
As discussed in note 1 to these financial statements, the CARES Act provided banks an option to elect to not account for certain loan modifications related to
COVID-19
as troubled debt restructurings as long as the borrowers were not more than 30 days past due as of December 31, 2019. The above disclosed troubled debt restructurings were not related to
COVID-19
modifications.
Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (FHLB) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At March 31, 2020, $2,717,982,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At March 31, 2020, there was $446,000,000 outstanding under this line of credit.
Note 4 - Loans Held for Sale
The Company originates certain mortgage loans for sale in the secondary market. The mortgage loan sales contracts contain indemnification clauses should the loans default, generally in the first three to six months, or if documentation is determined not to be in compliance with regulations. The Company’s historic losses as a result of these indemnities have been insignificant.
Loans held for sale totaled $42,034,000, $14,446,000 and $28,228,000 at March 31, 2020 and 2019, and December 31, 2019, respectively. At March 31, 2020 and 2019, and December 31, 2019, $2,375,000,

$2,439,000 and $5,152,000 are valued at the lower of cost or fair value, and the remaining amounts were valued under the fair value option. The change to the fair value option for loans held for sale was effective at June 30, 2018 and was done in conjunction with the Company’s move to mandatory delivery in the secondary market and the purchase of forward mortgage-backed securities to manage the changes in fair value (see note 5 for additional information).
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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions (dollars in thousands):

March 31, 2020:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$184,747	$296	$—
Forward mortgage-backed securities trades	198,000	—	3,200

March 31, 2019:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$60,679	$1,299	$—
Forward mortgage-backed securities trades	64,500	—	301

December 31, 2019:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$47,415	$886	$—
Forward mortgage-backed securities trades	78,500	—	152
Note 6 – Borrowings
Borrowings consisted of the following (dollars in thousands):

	March 31,		December 31,
	2020	2019	2019
Securities sold under agreements with customers to repurchase	$410,146	$378,161	$375,106
Federal funds purchased	1,725	4,550	6,250
Advances from Federal Home Loan Bank of Dallas	446,000	—	—

Total	$857,871	$382,711	$381,356

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
Note 7 - Income Taxes
Income tax expense was $7,234,000 for the first quarter of 2020 as compared to $7,367,000 for the same period in 2019. The Company’s effective tax rates on pretax income were 16.27% and 16.15% for the first quarters of 2020 and 2019, respectively. The effective tax rates differ from the statutory federal tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and excess tax benefits related to our directors’ deferred compensation plan.
Note 8 - Stock Option Plan and Restricted Stock Plan
The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. On June 26, 2019, the Company granted 398,850 incentive stock options with an exercise price of $29.70 per share. The fair value of the options was $7.31 per share and was estimated using the Black-Scholes options pricing model with the following weighted average assumptions: risk free interest rate of 1.83%; expected dividend yield of 1.62%; expected life of 6.64 years; and expected volatility of 26.69%. On January 28, 2020, the Company granted 11,250 incentive stock options with an exercise price of $34.55 per share. Other stock option disclosures for this grant have not been provided due to insignificance.
The Company recorded stock option expense totaling $341,000 and $312,000 for the three-month periods ended March 31, 2020 and 2019, respectively. The additional disclosure requirements under authoritative accounting guidance have been omitted due to the amounts being insignificant.

On April 24, 2018, upon
re-election
of nine of the existing directors, 21,420 restricted shares with a total value of $540,000 were granted to these non-employee
directors and were expensed over the period from grant date to April 23, 2019, the date of the next annual shareholders’ meeting at which the directors’ term expired. On April 23, 2019, upon re-election
of nine of the existing directors and two new directors, 21,714 restricted shares with a total value of $660,000 were granted to these non-employee
directors and will be expensed over the period from the grant date to April 28, 2020, the Company’s next annual shareholders’ meeting at which the directors’ term expires. On January 28, 2020, upon the election of a new director, 434 restricted shares with a total value of $15,000 were granted to this non-employee
director and will be expensed over the period from the grant date to April 28, 2020, the Company’s next annual shareholders’ meeting at which the director term expires. The Company recorded director expense related to these restricted share grants of $175,000 and $135,000 for the three-month periods ended March 31, 2020 and 2019, respectively.
On October 25, 2016, the Company granted 30,810 restricted stock shares with a total value of $560,000 to certain officers that are being expensed over the vesting period of three years. On October 24, 2017, the Company granted 28,382 restricted shares with a total value of $655,000 to certain officers that are being expensed over the vesting period of one to three years. On October 23, 2018, the Company granted 52,042 restricted shares with a total value of $1,440,000 to certain officers that are being expensed over a three-year vesting period. On June 26, 2019, the Company granted 23,428 restricted shares with a total value of $695,000 to certain officers that are being expensed over the vesting period of three years. On October 22, 2019, the Company granted 22,188 restricted shares with a total value of $785,000 to certain officers that will be expensed over a three-year vesting period. On January 28, 2020, the Company granted 2,979 restricted shares with a total value of $103,000 to certain officers that will be expensed over a three-year vesting period. The Company recorded restricted stock expense for officers of $275,000 and $205,000 for the three-month periods ended March 31, 2020 and 2019, respectively.
Note 9 - Pension Plan
The Company had a defined benefit pension plan that was frozen effective January 1, 2004, whereby no new participants were added to the Plan and no additional years of service accrued to participants. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Company made no contribution to the plan in 2020 or 2019.
In December 2018, due to the rising interest rate environment, the Company determined it was in the best interest of its shareholders to work toward terminating its pension obligation. The Company annuitized approximately 53% of the pension benefit obligation at that time and recorded a loss on settlement totaling $1,546,000 for the year ended December 31, 2018. In 2019, the Company continued to take steps to completely settle and terminate its remaining pension obligation and recorded loss associated with the final termination of $2,673,000. The loss incurred included unrealized loss previously recorded in other comprehensive income and refunding to remaining participants for funding balance overages offset by a gain on hedging instrument entered into to minimize interest rate movement during the termination period. At December 31, 2019, all balances in the pension plan were zero and the Company’s obligation has been extinguished. For the three-month ended March 31, 2019, the Company recorded pension related expense totaling $923,000.
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
There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during the three months ended March 31, 2020 and 2019, and the year ended December 31, 2019.
The following table summarizes the Company’s
available-for-sale
securities which are measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

March 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,113	$—	$—	$10,113
Obligations of states and political subdivisions	—	1,807,671	—	1,807,671
Corporate bonds	—	220	—	220
Residential mortgage-backed securities	—	1,679,980	—	1,679,980
Commercial mortgage-backed securities	—	604,554	—	604,554
Other securities	4,531	—	—	4,531

Total	$14,644	$4,092,425	$—	$4,107,069

Loans held-for-sale	$—	$39,659	$—	$39,659

IRLCs	$—	$296	$—	$296

Forward mortgage-backed securities trades	$—	$(3,200)	$—	$(3,200)

March 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$9,991	$—	$—	$9,991
Obligations of states and political subdivisions	—	1,239,730	—	1,239,730
Corporate bonds	—	456	—	456
Residential mortgage-backed securities	—	1,516,288	—	1,516,288
Commercial mortgage-backed securities	—	441,944	—	441,944
Other securities	4,403	—	—	4,403

Total	$14,394	$3,198,418	$—	$3,212,812

Loans held-for-sale	$—	$12,007	$—	$12,007

IRLCs	$—	$1,299	$—	$1,299

Forward mortgage-backed securities trades	$—	$(301)	$—	$(301)

December 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,019	$—	$—	$10,019
Obligations of states and political subdivisions	—	1,288,983		1,288,983
Corporate bonds	—	230	—	230
Residential mortgage-backed securities	—	1,608,863	—	1,608,863
Commercial mortgage-backed securities	—	500,744	—	500,744
Other securities	4,478	—	—	4,478

Total	$14,497	$3,398,820	$—	$3,413,317

Loans held-for-sale	$—	$23,076	$—	$23,076

IRLCs	$—	$886	$—	$886

Forward mortgage-backed securities trades	$—	$(152)	$—	$(152)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Impaired loans are reported at the fair value of the underlying collateral less selling costs if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data. At March 31, 2020, impaired loans with a carrying value of $28,106,000 were reduced by specific valuation reserves totaling $3,386,000 resulting in a net fair value of $24,720,000.
Certain
non-financial
assets and
non-financial
liabilities measured at fair value on a
non-recurring
basis include other real estate owned, goodwill and other intangible assets and other non-financial
long-lived assets.
Non-financial
assets measured at fair value on a
non-recurring
basis during the three months ended March 31, 2020 and 2019 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured
at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value.
Re-evaluation
of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no other real estate owned properties that were re-measured
subsequent to their initial transfer to other real estate owned during the three months ended March 31, 2020 and 2019.
At March 31, 2020 and 2019, and December 31, 2019, other real estate owned totaled $982,000, $612,000 and $982,000, respectively.
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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance were as follows (in thousands).

	March 31,				December 31,
	2020		2019		2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$191,486	$191,486	$176,278	$176,278	$231,534	$231,534	Level 1

Federal Funds Sold	—	—	12,825	12,825	3,150	3,150	Level 1

Interest-bearing deposits in banks	76,378	76,378	197,758	197,758	47,920	47,920	Level 1

Interest-bearing time deposits in banks	—	—	1,458	1,458	—	—	Level 2

Available-for-sale securities	4,107,069	4,107,069	3,212,812	3,212,812	3,413,317	3,413,317	Levels 1 and 2

Loans held for investment	4,639,389	4,619,017	3,989,160	3,973,329	4,194,969	4,209,826	Level 3

Loans held for sale	42,034	41,953	14,446	14,512	28,228	28,343	Level 2

Accrued interest receivable	34,329	34,329	29,372	29,372	36,894	36,894	Level 2

Deposits with stated maturities	465,808	467,804	441,393	441,433	420,013	421,397	Level 2

Deposits with no stated maturities	6,744,658	6,744,658	5,909,348	5,909,348	6,183,793	6,183,793	Level 1

Borrowings	857,871	857,871	382,711	382,711	381,356	381,356	Level 2

Accrued interest payable	783	783	575	575	628	628	Level 2

IRLCs	296	296	1,299	1,299	886	886	Level 2

Forward mortgage-backed securities trades	3,200	3,200	301	301	152	152	Level 2

Note 11 – Acquisition
On September 19, 2019, we entered into an agreement and plan of reorganization to acquire TB&T Bancshares, Inc. and its wholly owned bank subsidiary, The Bank & Trust of Bryan/College Station, Texas. On January 1, 2020, the transaction was completed. Pursuant to the agreement, we issued 6,275,574 shares of the Company’s common stock in exchange for all of the outstanding shares of TB&T Bancshares, Inc. In addition, TBT Bancshares, Inc. made a $1,920,000 special dividend to its shareholders prior to closing of the transaction.
At closing, TB&T Bancshares, Inc. was merged into the Company and The Bank & Trust of Bryan/College Station, Texas, was merged into First Financial Bank, National Association, Abilene, Texas, a wholly owned subsidiary of the Company. The primary purpose of the acquisition was to expand the Company’s market share near the Houston market. Factors that contributed to a purchase price resulting in goodwill include their record of earnings, strong management and board of directors, strong local economic environment and opportunity for growth. The results of operations from this acquisition are included in the consolidated earnings of the Company commencing January 1, 2020.
The following table presents the amounts recorded on the consolidated balance sheet on the acquisition date (dollars in thousands):

Fair value of consideration paid:
Common stock issued (6,275,574 shares)	$220,273

Fair value of identifiable assets acquired:
Cash and cash equivalents	61,028
Securities available-for-sale	93,967
Loans	447,702
Identifiable intangible assets	4,798
Other assets	25,215

Total identifiable assets acquired	632,710

Fair value of liabilities assumed:
Deposits	548,383
Other liabilities	5,397

Total liabilities assumed	553,780

Fair value of net identifiable assets acquired	78,930

Goodwill resulting from acquisition	$141,343

Goodwill recorded in the acquisition was accounted for in accordance with the authoritative business combination guidance. Accordingly, goodwill will not be amortized but will be tested for impairment annually. The goodwill recorded is not deductible for federal income tax purposes.
The fair value of total loans acquired was $447,702,000 at acquisition compared to contractual amounts of $455,181,000. The fair value of purchased credit impaired loans at acquisition was $7,517,000 compared to contractual amounts of $10,061,000. Additional purchased credit impaired loan disclosures were omitted due to immateriality. All other acquired loans were considered performing loans.

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
Risk Factors” in our Annual Report on Form
10-K
and the following:
•	general economic conditions, including local, state, national and international, and the impact they may have on us and our customers;
•	effect of the coronavirus (COVID-19) on our Company, the communities where we have our branches, the state of Texas and the United States, related to the economy and overall financial stability;
•	government on regulatory responses to the COVID-19 pandemic;
•	effect of severe weather conditions, including hurricanes, tornadoes, flooding and droughts;
•	volatility and disruption in national and international financial and commodity markets;
•	government intervention in the U.S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities and the Tax Cuts and Jobs Act;
•	political instability;
•	the ability of the Federal government to address the national economy;
•	changes in our competitive environment from other financial institutions and financial service providers;
•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”);
•	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;
•	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply;
•	changes in the demand for loans;
•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;
•	potential risk of environmental liability associated with lending activities;
•	the accuracy of our estimates of future loan losses;
•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;
•	soundness of other financial institutions with which we have transactions;
•	inflation, interest rate, market and monetary fluctuations;
•	changes in consumer spending, borrowing and savings habits;
•	changes in commodity prices (e.g., oil and gas, cattle and wind energy);
•	our ability to attract deposits and increase market share;
•	changes in our liquidity position;
•	changes in the reliability of our vendors, internal control system or information systems;

•	cyber attacks on our technology information systems, including fraud from our customers and external third party vendors;
•	our ability to attract and retain qualified employees;
•	acquisitions and integration of acquired businesses;
•	the possible impairment of goodwill associated with our acquisitions;
•	consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;
•	expansion of operations, including branch openings, new product offerings and expansion into new markets;
•	changes in our compensation and benefit plans;
•	acts of God, pandemic, war or terrorism; and
•	our success at managing the risk involved in the foregoing items.
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
The following discussion and analysis of operations and financial condition should be read in conjunction with the financial statements and accompanying footnotes included in Item 1 of this Form
10-Q
as well as those included in the Company’s 2019 Annual Report on Form
10-K.
Coronavirus Update/Status
The coronavirus
(COVID-19)
pandemic has placed significant health, economic and other major pressure throughout the communities we serve, the state of Texas, the United States and the entire world. We have implemented a number of procedures in response to the pandemic to support the safety and well being of our employees, customers and shareholders that continue through the date of this report:
•	We have addressed the safety of our 78 branches, following the guidelines of the Center for Disease Control, and while the branches generally remain open to customers, we have taken steps, and continue to evaluate, to push as much traffic and transactions as possible to our motor banks;
•	We hold executive meetings three times weekly to address issues that change rapidly;
•	We have moved our Annual Shareholders’ Meeting from a physical meeting to a virtual meeting. The date and time are unchanged but Shareholders that wish to participate may access portals and live streams of the Annual Shareholders’ Meeting;
•	Provided extensions and deferrals to loan customers effected by COVID-19 provided such customers were not 30 days past due at December 31, 2019; and

•	We have chosen to participate in the CARES Act Paycheck Protection Program that will provide government guaranteed and forgivable loans to our customers. Through April 23, 2020, we have completed over 4,900 applications and funded over $640 million of such loans. We believe these loans and our participation in the program is good for our customers and the communities we serve.
We continue to closely monitor this pandemic and expect to make future changes to respond to the pandemic as this situation continues to evolve.
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
We deem our most critical accounting policies to be (1) our allowance for loan losses and our provision for loan loss expense and (2) our valuation of securities. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on our reported results for a given period. Our policy for (1) our allowance for loan losses and our provision for loan loss expense and (2) our valuation of securities is included in note 1 to our notes to consolidated financial statements (unaudited) which begins on page 10. Additional detailed information is included in notes 4 and 5 to our notes to the consolidated financial statements (unaudited) and should be read in conjunction with this analysis.
Stock Split
On April 23, 2019, the Company’s Board of Directors declared a two-for-one
stock split in the form of a 100% stock dividend effective June 3, 2019. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares to be issued pursuant to the stock split was reflected as a transfer from retained earnings to common shares in the consolidated financial statements as of and for the three months ended March 31, 2019.
Stock Repurchase
On March 12, 2020, the Company’s Board of Directors authorized the repurchase of up to 4.00 million common shares through September 30, 2021. Previously, the Board of Directors had authorized the repurchase of up to 2.00 million common shares through September 30, 2020. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through March 31, 2020, no shares were repurchased under this repurchase plan or the prior authorization that was to expire September 30, 2020. Subsequent to March 31, 2020 and through April 21, 2020, the Company has repurchased 263.46 thousand shares totaling $6.48 million.
Acquisition
On September 19, 2019, we entered into an agreement and plan of reorganization to acquire TB&T Bancshares, Inc. and its wholly owned bank subsidiary, The Bank & Trust of Bryan/College Station, Texas. On January 1, 2020, the transaction closed. Pursuant to the agreement, we issued 6.28 million shares of the Company’s common shares in exchange for all of the outstanding shares of TB&T Bancshares, Inc. In addition, in accordance with the plan of reorganization, TB&T Bancshares, Inc. paid a special dividend totaling $1.92 million to its shareholders prior to the closing of this transaction. At the closing, Brazos Merger Sub., Inc., a wholly owned subsidiary of the Company, merged into TB&T Bancshares Inc., with TB&T Bancshares, Inc. surviving as a wholly owned subsidiary of the Company. Immediately following such merger, TB&T Bancshares, Inc. was merged into the Company and The Bank & Trust of Bryan/College Station, Texas was merged into First Financial Bank, National Association, Abilene, Texas, a wholly owned subsidiary of the Company. The total purchase price exceeded the estimated fair value net of assets acquired by approximately $141.34 million and the Company recorded such excess as goodwill. The balance sheet and results of operations of TB&T Bancshares, Inc. have been included in the financial statements of the Company effective January 1, 2020. See note 11 to the consolidated financial statements for additional information and disclosure.
Status of New Accounting Standard for Allowance for Credit Losses
On January 1, 2020, ASU
2016-13
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
, became effective for the Company which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. It also applies to off-balance
sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, ASU
2016-13
made changes to the accounting for
available-for-sale
debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale
debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States that included an option for entities to delay the implementation of ASC 326 until the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. Due to the uncertainty on the economy and unemployment from
COVID-19
and the sharp reduction in oil and gas prices, the Company has determined to delay its implementation of ASU
2016-13
and has calculated and recorded its provision for loan losses under the incurred loss model that existed prior to ASU
2016-13.
Prior to the CARES Act being signed and our decision to delay the implementation of CECL, we were completing our CECL implementation plan with our cross-functional working group, under the direction of our Chief Credit Officer along with our Chief Accounting Officer, Chief Lending Officer and Chief Financial Officer. The working group also included individuals from various functional areas including credit, risk management, accounting and information technology, among others. Our implementation plan included assessment and documentation of processes, internal controls and data sources; model development, documentation and validation; and system configuration, among other things. We contracted with a third-party vendor to assist us in the implementation of CECL. Had we completed the adoption and implementation of CECL, we believe our allowance for loan losses amount at January 1, 2020 would have been approximately $52.0 million. At December 31, 2019, our allowance for loan losses totaled $52.5 million. In addition, we have evaluated our expected credit losses for certain debt securities and other financial assets and do not expect these allowances to be significant. Additionally, the adoption and implementation of ASU
2016-13
is not expected to have a significant impact on our regulatory capital ratios.
As we continue to evaluate the provisions of ASU
2016-13
as of and for the three-months ended March 31, 2020, we are considering the following in developing our forecast and its effect on our CECL calculations:
•	Duration, extent and severity of COVID-19;

•	Effect of government assistance;

•	Unemployment and effect on economies and markets;

•	Price of oil and gas and effect on economy; and

•	Effect of our TB&T Bancshares, Inc. acquisition on our combined loan portfolio.

We are unable as of the date of this report to provide an estimate of our allowance for loan losses under the CECL model as of March 31, 2020 and the provision for loan losses for the three months then ended.

Results of Operations
Performance Summary
. Net earnings for the first quarter of 2020 were $37.23 million when compared with earnings of $38.25 million in the same quarter last year. Basic earnings per share were $0.26 for the first quarter of 2020 compared with $0.28 in the same quarter a year ago. Included in noninterest expense in the first quarter of 2020, were technology contract termination and conversion related costs totaling $3.81 million related to the acquisition of TB&T Bancshares, Inc.
The return on average assets was 1.63% for the first quarter of 2020, as compared to 2.00% for the first quarter of 2019. The return on average equity was 10.11% for the first quarter of 2020 as compared to 14.51% for the first quarter of 2019.
Net Interest Income
. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.
Tax-equivalent
net interest income was $82.74 million for the first quarter of 2020, as compared to $71.33 million for the same period last year. The increase in 2020 compared to 2019 was largely attributable to the increase in interest earning assets. Average earning assets increased $1.27 billion for the first quarter of 2020 over the same period in 2019, primarily from the TB&T Bancshares, Inc. acquisition. Average loans and taxable securities increased $694.33 million and $338.47 million, respectively, for the first quarter of 2020 over the same quarter of 2019.
Average
tax-exempt
securities increased $120.39 million for the first quarter of 2020 compared to the same period in 2019. Average interest-bearing liabilities increased $811.96 million for the first quarter of 2020, as compared to the same period in 2019. The yield on earning assets decreased 17 basis points while the rate paid on interest-bearing liabilities decreased 12 basis points for the first quarter of 2020 compared to the first quarter of 2019.

Table 1 allocates the change in
tax-equivalent
net interest income between the amount of change attributable to volume and to rate.
Table 1 - Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
	Change Attributable to		Total Change
	Volume	Rate
Short-term investments	$689	$(553)	$136
Taxable investment securities	2,337	(971)	1,366
Tax-exempt investment securities (1)	1,107	(1,186)	(79)
Loans (1) (2)	9,356	433	9,789

Interest income	13,489	(2,277)	11,212

Interest-bearing deposits	1,222	(1,204)	18
Short-term borrowings	92	(301)	(209)

Interest expense	1,314	(1,505)	(191)

Net interest income	$12,175	$(772)	$11,403

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.

(2)	Non-accrual loans are included in loans.

The net interest margin for the first quarter of 2020 was
3.91%, a decrease of nine basis points from the same period in 2019. We continue to experience downward pressures on our net interest margin in 2020 and 2019 primarily due to (i) the change in the income tax rate from 35% to 21% from the Tax Cuts and Jobs Act and its effect on our tax free municipal bonds and tax free loans, (ii) and extended period of fluctuating historically low levels of short-term interest rates, and (iii) flat to inverted yield curve currently being experienced in the bond market. We have been able to somewhat mitigate the impact of these lower short-term interest rates and the flat/inverted yield curve by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and minimizing rates paid on interest bearing liabilities. In March 2020, as the market experienced volatility, we took advantage of that volatility to purchase high quality municipal bonds at favorable tax equivalent interest yields. The Federal Reserve increased rates 100 basis points in 2018 but then decreased rates 75 basis points during the third and fourth quarter of 2019 and then an additional 150 basis points in the first quarter of 2020, resulting in a current target rate range of zero to 25 basis points.

The net interest margin, which measures
tax-equivalent
net interest income as a percentage of average earning assets, is illustrated in Table 2.
Table 2 - Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three Months Ended March 31,
	2020			2019
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$223,618	$755	1.36%	$105,152	$619	2.39%
Taxable investment securities (2)	2,263,329	14,655	2.59	1,924,863	13,289	2.76
Tax-exempt investment securities (2)(3)	1,346,842	11,200	3.33	1,226,457	11,279	3.68
Loans (3)(4)	4,667,436	63,323	5.46	3,973,108	53,534	5.46

Total earning assets	8,501,225	$89,933	4.25%	7,229,580	$78,721	4.42%
Cash and due from banks	204,220			187,546
Bank premises and equipment, net	140,295			134,198
Other assets	88,548			64,381
Goodwill and other intangible assets, net	318,445			174,530
Allowance for loan losses	(59,076)			(52,287)

Total assets	$9,193,657			$7,737,948

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$4,904,087	$6,680	0.55%	$4,144,091	$6,662	0.65%
Short-term borrowings	460,605	517	0.45	408,641	726	0.72

Total interest-bearing liabilities	5,364,692	$7,197	0.54%	4,552,732	$7,388	0.66%
Noninterest-bearing deposits	2,291,535			2,082,719
Other liabilities	56,950			33,361

Total liabilities	7,713,177			6,668,812
Shareholders’ equity	1,480,480			1,069,136

Total liabilities and shareholders’ equity	$9,193,657			$7,737,948

Net interest income		$82,736			$71,333

Rate Analysis:
Interest income/earning assets			4.25%			4.42%
Interest expense/earning assets			(0.34)			(0.42)

Net interest margin			3.91%			4.00%

(1)	Short-term investments are comprised of Fed Funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.

(2)	Average balances include unrealized gains and losses on available-for-sale securities.

(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.

(4)	Non-accrual loans are included in loans.

Noninterest Income
. Noninterest income for the first quarter of 2020 increased to $28.73 million compared to $24.44 million in same period in 2019. Trust fees were $7.44 million in the first quarter of 2020 compared with $6.98 million in the same quarter last year. The fair value of trust assets managed increased to $6.15 billion from $6.06 billion a year ago. As of March 31, 2020, revenues from oil and gas trust management represented 12% of gross trust fees. A continued decline in the price of oil could have an impact on future trust revenues. Service charges on deposits increased to $5.92 million compared with $5.18 million in the same quarter a year ago due to continued growth in net new accounts. ATM, interchange and credit card fees increased 8.19% to $7.40 million compared with $6.84 million in the same quarter last year due to continued growth in the number of debit cards issued. Real estate mortgage fees increased in the first quarter of 2020 to $3.85 million from $3.47 million in the same quarter a year ago due to an increase in the volume of loans originated. The Company’s mortgage loan pipeline increased 239.00%, or $118.29 million, as of March 31, 2020 when compared to March 31, 2019 balances; however, the fair value of the mortgage loan pipeline was negatively impacted at March 31, 2020 as a result of the recent volatility in mortgage interest rates and the hedging market. Also included in noninterest income during the first quarter of 2020 was a gain on sale of securities of $2.06 million.

ATM and interchange fees are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. ATM and interchange fees consist of income from debit card usage, point of sale income for debit card transactions and ATM service fees. Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. While at March 31, 2020, our total assets are under $10 billion, we are closely monitoring the effect of this reduction in per transaction fee income as we approach the $10 billion asset level.
Table 3 - Noninterest Income (in thousands):

	Three Months Ended March 31,
	2020	Increase (Decrease)	2019
Trust fees	$7,437	$458	$6,979
Service charges on deposit accounts	5,915	739	5,176
ATM, interchange and credit card fees	7,400	560	6,840
Real estate mortgage operations	3,852	378	3,474
Net gain on sale of available-for-sale securities	2,062	2,062	—
Net gain (loss) on sale of foreclosed assets	1	(68)	69
Net gain (loss) on sale of assets	116	116	—
Interest on loan recoveries	265	(73)	338
Other:
Check printing fees	62	22	40
Safe deposit rental fees	193	(1)	194
Credit life fees	172	(22)	194
Brokerage commissions	385	39	346
Miscellaneous income	872	85	787

Total other	1,684	123	1,561

Total Noninterest Income	$28,732	$4,295	$24,437

Noninterest Expense
. Total noninterest expense for the first quarter of 2020 was $55.32 million, an increase of $7.95 million compared to $47.37 million in the same period of 2019. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent
basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the first quarter of 2020 was 49.63% compared to 49.46% for the same quarter in 2019.
Salaries and employee benefits expense for the first quarter of 2020 totaled $29.64 million, an increase of $2.22 million compared to the same period in 2019. The increase was primarily driven by the TB&T Bancshares, Inc. acquisition and annual merit-based pay increases that were effective March 1, 2020.
All other categories of noninterest expense for the first quarter of 2020 totaled $25.68 million, up from $19.94 million in the same quarter a year ago. Included in other noninterest expense in the first quarter of 2020 were technology contract termination and conversion related costs totaling $3.81 million related to the TB&T Bancshares, Inc. acquisition.

Table 4 - Noninterest Expense (in thousands):

	Three Months Ended March 31,
	2020	Increase (Decrease)	2019

Salaries	$22,703	$3,027	$19,676
Medical	2,697	202	2,495
Profit sharing	972	(519)	1,491
Pension	—	(23)	23
401(k) match expense	839	114	725
Payroll taxes	1,815	218	1,597
Stock option and stock grant expense	616	99	517
Loss from partial settlement of pension plan	—	(900)	900

Total salaries and employee benefits	29,642	2,218	27,424

Net occupancy expense	3,027	264	2,763
Equipment expense	2,075	(378)	2,453
FDIC assessment fees	45	(493)	538
ATM, interchange and credit card expense	2,985	602	2,383
Professional and service fees	2,594	762	1,832
Printing, stationery and supplies	566	200	366
Operational and other losses	576	310	266
Software amortization and expense	2,024	427	1,597
Amortization of intangible assets	509	240	269

Other:
Data processing fees	423	8	415
Postage	301	(134)	435
Advertising	320	(564)	884
Correspondent bank service charges	204	33	171
Telephone	963	4	959
Public relations and business development	875	111	764
Directors’ fees	625	168	457
Audit and accounting fees	444	2	442
Legal fees	294	(3)	297
Regulatory exam fees	276	(15)	291
Travel	312	(27)	339
Courier expense	216	16	200
Other real estate owned	40	30	10
Other miscellaneous expense	5,982	4,170	1,812

Total other	11,275	3,799	7,476

Total Noninterest Expense	$55,318	$7,951	$47,367

Balance Sheet Review
Loans
. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for
1-4
family residences and commercial real estate. The structure of loans in the real estate mortgage area generally provides re-pricing
intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of March 31, 2020, total loans held for investment were $4.64 billion, an increase of $444.42 million, as compared to December 31, 2019 balances, primarily due to the TB&T Bancshares, Inc. acquisition. As compared to December 31, 2019, commercial loans increased $13.12 million, agricultural loans decreased $4.06 million, real estate loans increased $425.88 million and consumer loans increased $9.48 million. Loans averaged $4.67 billion during the first quarter of 2020, an increase of $694.33 million from the prior year first quarter average balances.
Table 5 - Composition of Loans (in thousands):
Loans
held-for-investment
by class of financing receivables are as follows (in thousands):

	March 31,		December 31,
	2020	2019	2019
Commercial	$869,450	$826,886	$856,326
Agricultural	99,582	91,336	103,640
Real Estate	3,249,249	2,684,207	2,823,372
Consumer	421,108	386,731	411,631

Total	$4,639,389	$3,989,160	$4,194,969

At March 31, 2020, our real estate loans represented approximately 70.04% of our loan portfolio and are comprised of (i)
1-4
family residence loans of 41.60%, (ii) commercial real estate loans of 29.48%, generally owner occupied, (iii) other loans, which include ranches, hospitals and universities, of 12.34%, (iv) residential development and construction loans of 9.65%, which includes our custom and speculative home construction loans and (v) commercial development and construction loans of 6.93%.
Loans held for sale, consisting of secondary market mortgage loans, totaled $42.03 million, $14.45 million, and $28.23 million at March 31, 2020 and 2019, and December 31, 2019, respectively. At March 31, 2020 and 2019 and December 31, 2019, $2.38 million, $2.44 million and $5.15 million, respectively, are valued using the lower of cost or fair value method and the remaining amounts are valued under the fair value option method. See notes 4 and 5 to the consolidated financial statements (unaudited) related to mandatory delivery for sales in the secondary mortgage market.
Asset Quality
. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $40.44 million at March 31, 2020, as compared to $29.72 million at March 31, 2019 and $25.77 million at December 31, 2019. As a percent of loans and foreclosed assets, these assets were 0.86% at March 31, 2020, as compared to 0.74% at March 31, 2019 and 0.61% at December 31, 2019. As a percent of total assets, these assets were 0.42% at March 31, 2020, as compared to 0.37% at March 31, 2019 and 0.31% at December 31, 2019. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at March 31, 2020.
Supplemental Oil and Gas Information
. As of March 31, 2020, the Company’s exposure to the oil and gas industry totaled 2.50% of gross loans, or $117.22 million, down $2.57 million from December 31, 2019 year-end
levels, and consisted (based on collateral supporting the loan) of (i) development and production loans of 10.99%, (ii) oil and gas field servicing loans of 14.47%, (iii) real estate loans of 41.38%, (iv) accounts receivable and inventory of 4.61%, (v) automobile of 19.31% and (vi) other of

9.24%. Oil and gas prices recently decreased in the first quarter of 2020 and ranged between $20 to $25 per barrel at the date of this report, which has adversely impacted these loans, increasing our classified and non-accrual
loans and also resulted in a $606 thousand
charge-off
on one oil and gas loan. Expanded monitoring and analysis of these loans has been implemented to address this decline in oil and gas prices as needed. The following oil and gas information is as of and for the quarters ended March 31, 2020 and 2019, and December 31, 2019:

	March 31,		December 31,
	2020	2019	2019
Oil and gas related loans	$117,223	$107,335	$119,789
Oil and gas related loans as a % of total loans	2.50%	2.68%	2.84%
Classified oil and gas related loans	$22,032	$4,255	$7,041
Non-accrual oil and gas related loans	3,477	669	481
Net charge-offs for oil and gas related loans	606	—	—
Allowance for oil and gas related loans as a % of oil and gas loans	4.46%	3.22%	2.54%

Supplemental COVID-19 Industry Exposure.
In addition, at March 31, 2020, loan balances in the retail, restaurant, hotel, other hospitality and travel industries totaled $217.38 million (4.64%), $25.57 million (0.55%), $46.69 million (1.00%), $8.47 million (0.18%), and $937 thousand (0.02%), respectively. Classified and nonperforming amounts for these industries combined at March 31, 2020, totaled $5.68 million and $867 thousand, respectively.
Table 6 –
Non-accrual,
Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	March 31,		December 31,
	2020	2019	2019
Non-accrual loans*	$39,226	$28,508	$24,582
Loans still accruing and past due 90 days or more	209	97	153
Troubled debt restructured loans**	26	472	26

Nonperforming Loans	39,461	29,077	24,761
Foreclosed assets	983	647	1,009

Total nonperforming assets	$40,444	$29,724	$25,770

As a % of loans and foreclosed assets	0.86%	0.74%	0.61%
As a % of total assets	0.42	0.37	0.31

*	Includes $7.77 million, $859 thousand and $251 thousand of purchased credit impaired loans as of March 31, 2020 and 2019, and December 31, 2019, respectively.

**	Other troubled debt restructured loans of $4.73 million, $4.57 million and $4.79 million, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual
loans at March 31, 2020 and 2019, and December 31, 2019, respectively.

We record interest payments received on
non-accrual
loans as reductions of principal. Prior to the loans being placed on non-accrual,
we recognized interest income on impaired loans of approximately $151 thousand for the year ended December 31, 2019. If interest on these impaired loans had been recognized on a full accrual basis during the year ended December 31, 2019, such income would have approximated $2.39 million. Such amounts for the 2020 and 2019 interim periods were not significant.

Provision and Allowance for Loan Losses
. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see note 1 to our consolidated financial statements (unaudited). The provision for credit losses was $9.85 million for the first quarter of 2020, as compared to $965 thousand for the first quarter of 2019. The provision for loan losses in 2020 reflects primarily (i) growth in the overall loan portfolio, (ii) increased levels of nonperforming assets, classified loans and charge-offs, (iii) increased provision resulting from stress on our loan portfolio from the increase in unemployment and economic effects of the coronavirus pandemic and (iv) the economic effects related to the recent decrease in oil and gas prices. As a percent of average loans, net loan charge-offs were 0.16% for the first quarter of 2020, as compared to 0.06% for the first quarter of 2019. The allowance for loan losses as a percent of loans was 1.29% as of March 31, 2020, as compared to 1.29% as of March 31, 2019 and 1.24% as of December 31, 2019. While we note that our allowance for loan losses as a percentage of total loans has remained relatively flat, we acquired $455.18 million in loans in the TB&T Bancshares, Inc. acquisition that were recorded at fair value, including credit considerations, with no corresponding allowance for loan losses being recorded. The Company recorded a $7.65 million discount on the acquired loan portfolio at acquisition date.
Table 7 - Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended March 31,
	2020	2019
Allowance for credit losses at period-end	$60,440	$51,585

Loans held for investment at period-end	4,639,389	3,989,160
Average loans for period	4,667,436	3,973,108

Net charge-offs/average loans (annualized)	0.16%	0.06%
Allowance for loan losses/period-end loans	1.29%	1.29%
Allowance for loan losses/non-accrual loans, past due 90 days still accruing and restructured loans	153.16%	177.41%

Interest-Bearing Deposits in Banks.
At March 31, 2020, our interest-bearing deposits in banks were $76.38 million compared to $199.22 million at March 31, 2019 and $47.92 million at December 31, 2019, respectively. At March 31, 2020, interest-bearing deposits in banks included $75.77 million maintained at the Federal Reserve Bank of Dallas and $608 thousand on deposit with the Federal Home Loan Bank of Dallas (“FHLB”).
Available-for-Sale and Held-to-Maturity Securities
. At March 31, 2020, securities with a fair value of $4.11 billion were classified as securities available-for-sale.
As compared to December 31, 2019, the
available-for-sale
portfolio at March 31, 2020
reflected (i) an increase in U.S. Treasury securities of $94 thousand, (ii) an increase of $518.69 million in obligations of states and political subdivisions, (iii) an increase of $43 thousand in corporate bonds and other, and (iv) an increase of $174.93 million in mortgage-backed securities. The shift to mortgage-backed securities from obligations of state and political subdivisions was due to the change in the federal income tax rate of 21% from 35% effective January 1, 2018, although we have seen an increase in our purchases of state and political subdivisions bonds in the first quarter of 2020 due to favorable shifts in tax equivalent yields. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.
See note 2 to the consolidated financial statements (unaudited) for additional disclosures relating to the investment portfolio at March 31, 2020 and 2019, and December 31, 2019.

Table 8 - Maturities and Yields of
Available-for-Sale
Securities Held at March 31, 2020 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$10,113	2.04%	$—	—%	$—	—%	$—	—%	$10,113	2.04%
Obligations of states and political subdivisions	137,871	4.72	653,897	4.10	1,013,634	3.36	2,269	5.66	1,807,671	3.74
Corporate bonds and other securities	4,532	2.21	219	2.65	—	—	—	—	4,751	2.23
Mortgage-backed securities	112,829	2.62	1,417,009	2.72%	701,445	2.52	53,251	2.70	2,284,534	2.65

Total	$265,345	3.69%	$2,071,125	3.15%	$1,715,079	3.02%	$55,520	2.82%	$4,107,069	3.13%

All yields are computed on a
tax-equivalent
basis assuming a marginal tax rate of 21%. Yields on
available-for-sale
securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.
As of March 31, 2020, the investment portfolio had an overall tax equivalent yield of 3.13%, a weighted average life of 4.79 years and modified duration of 4.26 years.
Deposits
. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $7.21 billion as of March 31, 2020, as compared to $6.35 billion as of March 31, 2019 and $6.60 billion as of December 31, 2019. Table 9 provides a breakdown of average deposits and rates paid for the three-month period ended March 31, 2020 and 2019, respectively.
Table 9 — Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended March 31,
	2020		2019
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$2,291,535	—%	$2,082,719	—%

Interest-bearing deposits:
Interest-bearing checking	2,446,031	0.53	2,057,381	0.72
Savings and money market accounts	1,983,701	0.46	1,646,340	0.55
Time deposits under $100,000	199,754	0.80	191,673	0.55
Time deposits of $100,000 or more	274,601	1.14	248,697	0.84

Total interest-bearing deposits	4,904,087	0.55%	4,144,091	0.65%

Total average deposits	$7,195,622		$6,226,810

Borrowings.
Included in borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $857.87 million, $382.71 million and $381.36 million at March 31, 2020 and 2019 and December 31, 2019, respectively. The increase in borrowings at March 31, 2020 was primarily in our advances from the FHLB resulting from our purchase of investment securities to take advantage of favorable changes in tax equivalent interest rates. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the borrowings. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $460.61 million and $408.64 million in the first quarter of 2020 and 2019, respectively. The weighted average interest rates paid on these borrowings were 0.45% and 0.72% for the first quarters of 2020 and 2019, respectively.
Capital Resources
We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.
Total shareholders’ equity was $1.53 billion, or 15.73% of total assets at March 31, 2020, as compared to $1.11 billion or 13.94% of total assets at March 31, 2019 and $1.23 billion, or 14.85% of total assets at December 31, 2019. Included in shareholders’ equity at March 31, 2020 and 2019 and December 31, 2019, were $123.58 million, $31.83 million and $67.51 million, respectively, in unrealized gains on investment securities available-for-sale,
net of related income taxes. For the first quarter of 2020, total shareholders’ equity averaged $1.48 billion, or 16.10% of average assets, as compared to $1.07 billion, or 13.82% of average assets, during the same period in 2019.
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
Beginning in January 2015, under the Basel III regulatory capital framework, the implementation of the capital conservation buffer became effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reached 2.50% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.
As of March 31, 2020 and 2019, and December 31, 2019, we had a total capital to risk-weighted assets ratio of 20.65%, 21.00% and 21.13%, a Tier 1 capital to risk-weighted assets ratio of 19.55%, 19.86% and 20.06%, a common equity Tier 1 to risk-weighted assets ratio of 19.55%, 19.86% and 20.06% and a leverage ratio of 12.49%, 12.08% and 12.60%, respectively. The regulatory capital ratios as of March 31, 2020 and 2019, and December 31, 2019 were calculated under Basel III rules.

The regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III Fully Phased-In*		Required to be Considered Well- Capitalized
As of March 31, 2020:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,156,657	20.65%	$588,194	10.50%	$560,185	10.00%
First Financial Bank, N.A	$1,026,860	18.37%	$586,949	10.50%	$558,999	10.00%

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,095,409	19.55%	$476,157	8.50%	$336,111	6.00%
First Financial Bank, N.A	$965,612	17.27%	$475,149	8.50%	$447,200	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,095,409	19.55%	$392,129	7.00%	—	N/A
First Financial Bank, N.A	$965,612	17.27%	$391,300	7.00%	$363,350	6.50%

Leverage Ratio:
Consolidated	$1,095,409	12.49%	$350,764	4.00%	—	N/A
First Financial Bank, N.A	$965,612	11.05%	$349,495	4.00%	$436,869	5.00%
*	At March 31, 2020, the capital conservation buffer under Basel III has been fully phased-in.

	Actual		Minimum Capital Required-Basel III Fully Phased-In*		Required to be Considered Well- Capitalized
As of March 31, 2019:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$966,100	21.00%	$482,971	10.50%	$459,972	10.00%
First Financial Bank, N.A	$860,244	18.75%	$481,796	10.50%	$458,854	10.00%

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$913,706	19.86%	$390,976	8.50%	$275,983	6.00%
First Financial Bank, N.A	$807,850	17.61%	$390,026	8.50%	$367,083	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$913,706	19.86%	$321,981	7.00%	—	N/A
First Financial Bank, N.A	$807,850	17.61%	$321,198	7.00%	$298,255	6.50%

Leverage Ratio:
Consolidated	$913,706	12.08%	$302,502	4.00%	—	N/A
First Financial Bank, N.A	$807,850	10.72%	$301,375	4.00%	$376,719	5.00%

	Actual		Minimum Capital Required Under Basel III Phase-In		Required to be Considered Well- Capitalized
As of December 31, 2019:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,051,029	21.13%	$522,275	10.50%	$497,405	10.00%
First Financial Bank, N.A	$908,778	18.31%	$521,081	10.50%	$496,268	10.00%

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$997,721	20.06%	$422,794	8.50%	$298,443	6.00%
First Financial Bank, N.A	$855,470	17.24%	$421,828	8.50%	$397,014	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$997,721	20.06%	$348,184	7.00%	—	N/A
First Financial Bank, N.A	$855,470	17.24%	$347,388	7.00%	$322,574	6.50%

Leverage Ratio:
Consolidated	$997,721	12.60%	$316,850	4.00%	—	N/A
First Financial Bank, N.A	$855,470	10.84%	$315,570	4.00%	$394,463	5.00%
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
As of March 31, 2020, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.03% and 0.19%, respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 0.88% and 1.70%, respectively, relative to the current financial statement structure over the next twelve months. Our model simulation as of March 31, 2020 indicates that our balance sheet is relatively asset/liability neutral. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end
will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price
in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.
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
Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated
banks totaling $130.00 million. At March 31, 2020, no amounts were drawn on these lines of credit. Our subsidiary bank also has available a line of credit with the FHLB totaling $933.69 million at March 31, 2020, secured by portions of our loan portfolio and certain investment securities. At March 31, 2020, the Company had $446.00 million outstanding under this line of credit.
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
Prime Rate. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing
asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at March 31, 2020. There was no outstanding balance under the line of credit as of March 31, 2020 or December 31, 2019.
In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $111.67 million at March 31, 2020, investment securities which totaled $4.56 million at March 31, 2020 and mature over 9 to 10 years, available dividends from our subsidiaries which totaled $204.08 million at March 31, 2020, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of March 31, 2020, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. We are monitoring closely the economic impact of the coronavirus on our customers and the communities we serve. Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
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
Table 10 – Commitments as of March 31, 2020 (in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$795,126
Unfunded commitments to extend credit	572,093
Standby letters of credit	35,597

Total commercial commitments	$1,402,816

We believe we have no other
off-balance
sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.
Parent Company Funding
. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At March 31, 2020, approximately $204.08 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $2.50 million and $2.00 million for the three-month periods ended March 31, 2020 and 2019, respectively.
Dividends
. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 45.82% and 37.24% of net earnings for the first three months of 2020 and 2019, respectively. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy. We last increased our dividend paid per share in April 2019 when the Board of Directors declared a $0.12 per share cash dividend (post stock split) for the second quarter of 2019, a 14.29% increase over 2018.
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
As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule
13a-15(e)
or
15d-15(e)
of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.
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
The disclosures below supplement the risk factors previously disclosed under Item 1A. of the Company’s 2019 Annual Report on Form
10-K.
The
COVID-19
pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The
COVID-19
pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of
COVID-19
and to mitigate its effects, including quarantines, travel bans, shelter-in-place
orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of
COVID-19
are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form
10-K
could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital and self-insurance, as described in more detail below.
•
Credit Risk
. Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s business. Concern about the spread of
COVID-19
has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of
COVID-19
result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of
COVID-19
on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program (“PPP”) under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.
•
Strategic Risk
. Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. In recent weeks, the
COVID-19
pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain
COVID-19.
These actions have been rapidly expanding in scope and intensity. For example, in many of our markets, local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of
COVID-19
on economic activity could negatively affect the future banking products we provide, including a decline in originating of loans.
•
Operational Risk
. Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to
COVID-19,
we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.
Moreover, we rely on many third parties in our business operations, including the appraiser of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, mortgage and UCC filings in those counties. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.
•
Interest Rate Risk
. Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from
COVID-19.
In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of
COVID-19
on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.
Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of
COVID-19’s
effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.
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

3.1	—	Amendment to Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed April 3, 2020).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

4.2	—	Description of Registrant’s Securities (incorporated by reference from Exhibit 4.2 of the Registrant’s Form 10-K filed February 14, 2020).

10.1	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010).++

10.2	—
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

FIRST FINANCIAL BANKSHARES, INC.

Date: April 24, 2020	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: April 24, 2020	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and Chief Financial Officer