Form 10-Q
period 2020-06-30
FIRST FINANCIAL BANKSHARES INC
filed 2020-07-28
CIK 36029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
of the Act).    Yes
☐
    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 28, 2020
Common Stock, $0.01 par value per share	142,035,396

TABLE OF

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
The consolidated balance sheets of First Financial Bankshares, Inc. and Subsidiaries (the “Company” or “we”) at June 30, 2020 and 2019 (unaudited) and December 31, 2019, and the consolidated statements of earnings, comprehensive earnings and shareholders’ equity for the three and six-months
ended June 30, 2020 and 2019 (unaudited), and the consolidated statements of cash flows for the six-months
ended June 30, 2020 and 2019 (unaudited) and notes to consolidated financial statements (unaudited), follow on pages
4
through 3
6
.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,		December 31,
	2020	2019	2019
	(Unaudited)
ASSETS

CASH AND DUE FROM BANKS	$188,373	$178,345	$231,534
FEDERAL FUNDS SOLD	—	700	3,150
INTEREST-BEARING DEMAND DEPOSITS IN BANKS	196,426	128,652	47,920

Total cash and cash equivalents	384,799	307,697	282,604

INTEREST-BEARING TIME DEPOSITS IN BANKS	—	960	—

SECURITIES AVAILABLE-FOR-SALE, at fair value	4,118,863	3,259,492	3,413,317

LOANS:
Held for investment	5,253,067	4,040,952	4,194,969
Less - allowance for loan losses	(68,947)	(51,820)	(52,499)

Net loans held for investment	5,184,120	3,989,132	4,142,470
Held for sale ($63,293, $18,981 and $23,076 at fair value at June 30, 2020 and 2019 and December 31, 2019, respectively)	66,370	22,305	28,228

Net loans	5,250,490	4,011,437	4,170,698

BANK PREMISES AND EQUIPMENT, net	138,933	134,322	131,022
GOODWILL AND INTANGIBLE ASSETS, net	319,365	174,151	173,667
OTHER ASSETS	127,367	91,234	90,919

Total assets	$10,339,817	$7,979,293	$8,262,227

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$2,941,679	$2,167,552	$2,065,128
INTEREST-BEARING DEPOSITS	5,215,963	4,202,214	4,538,678

Total deposits	8,157,642	6,369,766	6,603,806

DIVIDENDS PAYABLE	18,462	16,294	16,306
BORROWINGS	449,224	362,005	381,356
OTHER LIABILITIES	132,040	66,480	33,562

Total liabilities	8,757,368	6,814,545	7,035,030

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock - ($0.01 par value, authorized 200,000,000 shares; 142,035,396, 135,809,224 and 135,891,755 shares issued at June 30, 2020 and 2019 and December 31, 2019, respectively)	1,420	1,358	1,359
Capital surplus	666,963	448,349	450,676
Retained earnings	762,830	655,794	707,656
Treasury stock (shares at cost: 932,018, 929,441 and 927,408 at June 30, 2020 and 2019 and December 31, 2019, respectively)	(8,697)	(7,823)	(8,222)
Deferred compensation	8,697	7,823	8,222
Accumulated other comprehensive earnings, net of income taxes	151,236	59,247	67,506

Total shareholders’ equity	1,582,449	1,164,748	1,227,197

Total liabilities and shareholders’ equity	$10,339,817	$7,979,293	$8,262,227

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
INTEREST INCOME:
Interest and fees on loans	$65,932	$55,740	$128,927	$108,971
Interest on investment securities:
Taxable	14,029	13,925	28,684	27,213
Exempt from federal income tax	12,149	9,244	21,844	19,007
Interest on federal funds sold and interest-bearing deposits in banks	87	667	842	1,286

Total interest income	92,197	79,576	180,297	156,477

INTEREST EXPENSE:
Interest on deposits	2,550	7,286	9,230	13,947
Other	412	675	929	1,401

Total interest expense	2,962	7,961	10,159	15,348

Net interest income	89,235	71,615	170,138	141,129

PROVISION FOR LOAN LOSSES	8,700	600	18,550	1,565

Net interest income after provision for loan losses	80,535	71,015	151,588	139,564

NONINTEREST INCOME:
Trust fees	6,961	7,027	14,398	14,006
Service charges on deposit accounts	4,318	5,374	10,233	10,550
ATM, interchange and credit card fees	8,049	7,352	15,449	14,192
Gain on sale and fees on mortgage loans	13,676	4,721	17,528	8,195
Net gain on sale of available-for-sale securities (includes $1,512 and $676 for the three - months ended June 30, 2020 and 2019, respectively, and $3,574 and $676 for the six - months ended June 30, 2020 and 2019, respectively, related to accumulated other comprehensive earnings reclassifications)	1,512	676	3,574	676
Net gain on sale of foreclosed assets	52	53	53	122
Net gain (loss) on sale of assets	(24)	6	92	6
Interest on loan recoveries	154	903	419	1,241
Other	2,221	1,864	3,905	3,425

Total noninterest income	36,919	27,976	65,651	52,413

NONINTEREST EXPENSE:
Salaries, commissions and employee benefits	30,814	27,394	60,456	53,918
Loss from partial settlement of pension plan	—	—	—	900
Net occupancy expense	3,101	2,779	6,128	5,542
Equipment expense	2,010	2,331	4,085	4,784
FDIC insurance premiums	463	538	508	1,076
ATM, interchange and credit card expenses	2,610	2,427	5,595	4,810
Professional and service fees	2,497	1,987	5,090	3,820
Printing, stationery and supplies	533	502	1,099	868
Operational and other losses	728	480	1,304	746
Software amortization and expense	2,010	1,783	4,034	3,380
Amortization of intangible assets	508	264	1,017	532
Other	8,047	7,819	19,324	15,297

Total noninterest expense	53,321	48,304	108,640	95,673

EARNINGS BEFORE INCOME TAXES	64,133	50,687	108,599	96,304
I NCOME TAX EXPENSE (includes $318 and $142 for the three months ended June 30, 2020 and 2019, respectively, and $751 and $142 for the six months ended June 30, 2020 and 2019, respectively, related to income tax expense from reclassification items)	10,663	8,594	17,898	15,959

NET EARNINGS	$53,470	$42,093	$90,701	$80,345

EARNINGS PER SHARE, BASIC	$0.38	$0.31	$0.64	$0.59

EARNINGS PER SHARE, DILUTED	$0.38	$0.31	$0.64	$0.59

DIVIDENDS PER SHARE	$0.13	$0.12	$0.25	$0.23

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

NET EARNINGS	$53,470	$42,093	$90,701	$80,345

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain on investment securities available-for-sale, before income taxes	36,524	37,057	109,561	72,071

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(1,512)	(676)	(3,574)	(676)

Total other items of comprehensive earnings	35,012	36,381	105,987	71,395

Income tax expense related to other items of comprehensive earnings	(7,352)	(7,640)	(22,257)	(14,993)

COMPREHENSIVE EARNINGS	$81,130	$70,834	$174,431	$136,747

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity

Balances at March 31, 2019 (unaudited)	135,680,420	$1,356	$445,672	$629,988	(928,678)	$(7,660)	$7,660	$30,506	$1,107,522

Net earnings (unaudited)	—	—	—	42,093	—	—	—	—	42,093

Stock option exercises (unaudited)	81,272	2	938	—	—	—	—	—	940

Restricted stock grant (unaudited)	47,532	—	1,426	—	—	—	—	—	1,426

Cash dividends declared, $0.12 per share (unaudited)	—	—	—	(16,287)	—	—	—	—	(16,287)

Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	28,741	28,741

Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(763)	(163)	163	—	—

Stock option expense (unaudited)	—	—	313	—	—	—	—	—	313

Balances at June 30, 2019 (unaudited)	135,809,224	$1,358	$448,349	$655,794	(929,441)	$(7,823)	$7,823	$59,247	$1,164,748

Balances at March 31, 2020 (unaudited)	142,314,930	$1,423	$673,535	$727,828	(928,417)	$(8,437)	$8,437	$123,576	$1,526,362

Net earnings (unaudited)	—	—	—	53,470	—	—	—	—	53,470

Stock option exercises (unaudited)	16,532	—	289	—	—	—	—	—	289

Restricted stock grant (unaudited)	28,736	—	795	—	—	—	—	—	795

Cash dividends declared, $0.13 per share (unaudited)	—	—	—	(18,468)	—	—	—	—	(18,468)

Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	27,660	27,660

Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(3,601)	(260)	260	—	—

Stock option expense (unaudited)	—	—	349	—	—	—	—	—	349

Shares repurchased under stock repurchase authorization (unaudited)	(324,802)	(3)	(8,005)	—	—	—	—	—	(8,008)

Balances at June 30, 2020 (unaudited)	142,035,396	$1,420	$666,963	$762,830	(932,018)	$(8,697)	$8,697	$151,236	$1,582,449

(continued)

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity

Balances at December 31, 2018	67,753,133	$678	$443,114	$606,658	(467,811)	$(7,507)	$7,507	$2,845	$1,053,295

Net earnings (unaudited)	—	—	—	80,345	—	—	—	—	80,345

Stock option exercises (unaudited)	168,349	2	3,184	—	—	—	—	—	3,186

Restricted stock grant (unaudited)	47,532	—	1,426	—	—	—	—	—	1,426

Cash dividends declared, $0.23 per share (unaudited)	—	—	—	(30,531)	—	—	—	—	(30,531)

Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	56,402	56,402

Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	2,709	(316)	316	—	—

Stock option expense (unaudited)	—	—	625	—	—	—	—	—	625

Two-for-one stock split in the form of a 100% stock dividend (unaudited)	67,840,210	678	—	(678)	(464,339)	—	—	—	—

Balances at June 30, 2019 (unaudited)	135,809,224	$1,358	$448,349	$655,794	(929,441)	$(7,823)	$7,823	$59,247	$1,164,748

Balances at December 31, 2019	135,891,755	$1,359	$450,676	$707,656	(927,408)	$(8,222)	$8,222	$67,506	$1,227,197

Stock issued in acquisition of TB&T Bancshares, Inc. (unaudited)	6,275,574	63	220,210	—	—	—	—	—	220,273

Net earnings (unaudited)	—	—	—	90,701	—	—	—	—	90,701

Stock option exercises (unaudited)	160,720	1	2,480	—	—	—	—	—	2,481

Restricted stock grant (unaudited)	32,149	—	913	—	—	—	—	—	913

Cash dividends declared, $0.25 per share (unaudited)	—	—	—	(35,527)	—	—	—	—	(35,527)

Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	83,730	83,730

Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(4,610)	(475)	475	—	—

Stock option expense (unaudited)	—	—	689	—	—	—	—	—	689

Shares repurchased under stock repurchase authorization (unaudited)	(324,802)	(3)	(8,005)	—	—	—	—	—	(8,008)

Balances at June 30, 2020 (unaudited)	142,035,396	$1,420	$666,963	$762,830	(932,018)	$(8,697)	$8,697	$151,236	$1,582,449

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$90,701	$80,345
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,935	5,946
Provision for loan losses	18,550	1,565
Securities premium amortization (discount accretion), net	17,018	12,217
Gain on sale of assets, net	(3,719)	(804)
Deferred federal income tax (expense) benefit	(407)	2,206
Change in loans held-for-sale	(36,018)	(631)
Change in other assets	(16,452)	2,649
Change in other liabilities	38,274	5,219

Total adjustments	23,181	28,367

Net cash provided by operating activities	113,882	108,712

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition of TB&T Bancshares, Inc.	61,028	—
Net decrease in interest-bearing time deposits in banks	—	498
Activity in available-for-sale securities:
Sales	252,958	66,052
Maturities	5,654,371	2,201,877
Purchases	(6,392,611)	(2,280,686)
Net increase in loans	(614,577)	(88,629)
Purchases of bank premises and equipment	(7,681)	(6,360)
Proceeds from sale of bank premises and equipment and other assets	1,144	187

Net cash used in investing activities	(1,045,368)	(107,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	638,726	51,445
Net increase in interest-bearing deposits	365,985	137,932
Net increase (decrease) in borrowings	67,868	(106,701)
Common stock transactions:
Proceeds from stock issuances	2,481	3,186
Dividends paid	(33,371)	(28,463)
Repurchase of stock	(8,008)	—

Net cash provided by financing activities	1,033,681	57,399

NET INCREASE IN CASH AND CASH EQUIVALENTS	102,195	59,050

CASH AND CASH EQUIVALENTS, beginning of period	282,604	248,647

CASH AND CASH EQUIVALENTS, end of period	$384,799	$307,697

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$10,246	$15,062
Federal income taxes paid	—	12,752
Transfer of loans and bank premises to other real estate	45	364
Investment securities purchased but not settled	33,554	29,355
Restricted stock grant to officers and directors	913	1,426
Stock issued in acquisition of TB&T Bancshares, Inc.	220,273	—
See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Nature of Operations
First Financial Bankshares, Inc. (a Texas corporation) (“Company”, “we” or “us”) is a financial holding company which owns all of the capital stock of one bank with 78 locations located in Texas as of June 30, 2020. The Company’s subsidiary bank is First Financial Bank, National Association, Abilene, Texas. The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which First Financial Bank, National Association, is located. In addition, the Company also owns First Financial Trust & Asset Management Company, National Association, First Financial Insurance Agency, Inc., and First Technology Services, Inc.
A summary of significant accounting policies of the Company and its subsidiaries applied in the preparation of the accompanying consolidated financial statements follows. The accounting principles followed by the Company and the methods of applying them are in conformity with both United States generally accepted accounting principles (“GAAP”) and prevailing practices of the banking industry.
The Company evaluated subsequent events for potential recognition through the date the consolidated financial statements were issued.
Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include its allowance for loan losses and its valuation of securities.
Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.
Stock Split and Increase in Authorized Shares
On April 23, 2019, the Company’s Board of Directors declared a two-for-one stock split of the Company’s outstanding common shares in the form of a 100% stock dividend
 effective on June 3, 2019. In addition, the shareholders of the Company approved an amendment to the Amended and Restated Certificate of Formation to increase the number of authorized shares to 200,000,000. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock in the consolidated financial statements as of and for the six
-
months ended June 30, 2019.
Stock Repurchase
On March 12, 2020, the Company’s Board of Directors authorized the repurchase of up to 4,000,000 common shares through September 30, 2021. Previously, the Board of Directors had authorized the repurchase of up to 2,000,000 common shares through September 30, 2020. The stock repurchase plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through June 30, 2020, 324,802 shares were repurchased totaling $8,008,000 under this repurchase plan. Subsequent to June 30, 2020 and through July 28, 2020, no additional shares were repurchased.
 The s
hares
repurch
ased
were
 reti
red.
Acquisition
On January 1, 2020, the Company acquired 100% of the outstanding capital stock of TB&T Bancshares, Inc. through the merger of a wholly-owned subsidiary with and into TB&T Bancshares, Inc. Following such merger, TB&T Bancshares, Inc. and its wholly-owned subsidiary, The Bank & Trust of Bryan/College Station, Texas were merged into the Company and First Financial Bank, National Association, respectively. The results of operations of TB&T Bancshares, Inc. subsequent to the acquisition date, are included in the consolidated earnings of the Company. See note 11 for additional information.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States that included an option for entities to delay the implementation of ASU
2016-13
until the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. The Company elected to delay its implementation of ASU
2016-13
and has calculated and recorded its provision for loan losses under the incurred loss model that existed prior to ASU
2016-13.
Prior to the CARES Act being signed and our election to delay the implementation of CECL, we were completing our CECL implementation plan with our cross-functional working group, under the direction of our Chief Credit Officer along with our Chief Accounting Officer, Chief Lending Officer and Chief Financial Officer. The working group also included individuals from various functional areas including credit, risk management, accounting and information technology, among others. Our co
nti
nuing
 implementation plan include
s
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
ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.”
ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod
tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019
-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for the Company for annual reporting periods beginning after December 15, 2020, and interim periods within. Adoption of ASU 2019-12 is not expected to have a material impact on the Company’s financial statements.
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
The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral less cost to sell. Other loan impairments for non-collateral
dependent loans are measured based on the present value of expected future cash flows or the loan’s observable market price. At June 30, 2020 and 2019 and December 31, 2019, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral less cost to sell.
From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. For all impaired loans, including the Company’s troubled debt restructurings, the Company performs a periodic, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment to assess the likelihood that all principal and interest payments required under the terms of the agreement will be collected in full. When doubt exists about the ultimate collectability of principal and interest, the troubled debt restructuring remains on non-accrual
status and payments received are applied to reduce principal to the extent necessary to eliminate such doubt. This determination of accrual status is judgmental and is based on facts and circumstances related to each troubled debt restructuring. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral, modified loan terms and cash flow. As of June 30, 2020 and 2019, and December 31, 2019, substantially all of the Company’s troubled debt restructured loans were on

non-accrual
.
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
Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their acquisition fair value, which includes a credit component at the acquisition date, was based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the discounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on nonaccrual. Subsequent to the acquisition date, increases in expected cash flows will generally result in a recovery of any previously recorded allowance for loan loss, to the extent applicable, and/or a reclassification from the non-accretable
difference to accretable yield, which will be recognized prospectively. Decreases in expected cash flows subsequent to acquisition are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at June 30, 2020 and 2019 and December 31, 2019 were $7,275,000, $464,000 and $251,000, respectively, compared to a contractual balance of $9,818,000, $750,000 and $345,000, respectively. Other purchased credit impaired loan disclosures have been omitted due to immateriality.
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
Business Combinations, Goodwill and Other Intangible Assets
The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year. There was no impairment recorded for the three and six
-
months ended June 30, 2020 or 2019
, respectively.

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
Accumulated Other Comprehensive Income (Loss)
Unrealized net gains on the Company’s
available-for-sale
securities (after applicable income tax expense) totaling $151,236,000 and $60,571,000 at June 30, 2020 and 2019, respectively, and the minimum pension liability (after applicable income tax benefit) totaling ($1,324,000) at June 30, 2019, are included in accumulated other comprehensive income. There were no amounts under the minimum pension liability at June 30, 2020 (see note 9).
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
Stock Based Compensation
The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the grant date. The Company recorded stock option expense totaling $349,000 and $313,000 for the three-months ended June 30, 2020 and 2019, respectively. The Company recorded stock option expense totaling $689,000 and $625,000 for the six-months
ended June 30, 2020 and 2019, respectively.
The Company also grants restricted stock for a fixed number of shares. The Company recorded expenses associated with its director and officer restricted stock grants totaling $482,000 and $345,000, for the three-months ended June 30, 2020 and 2019, respectively. The Company recorded expenses associated with its director and officer restricted stock grants totaling $932,000 and $685,000 for the six-months
ended June 30, 2020 and 2019, respectively.
See note 8 for further information.
Advertising Costs
Advertising costs are expensed as incurred.

Per Share Data
Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. The Company calculates dilutive EPS assuming all outstanding stock options to purchase common shares and unvested restricted stock shares have been exercised and/or vested at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is reflected by application of the treasury stock method, whereby the proceeds from the exercised options and restricted stock are assumed to be used to purchase common shares at the average market price during the respective period
. Anti-dilutive shares for the three and
six-months
ended June 30, 2020 were 448,000 and 35,000, respectively, and excluded from the computation of EPS. For the three and six-

months
ended June 30, 2019, there were no anti-dilutive. The following table reconciles the computation of basic EPS to dilutive EPS:

	Net Earnings (in thousands)	Weighted Average Shares	Per Share Amount
For the three-months ended June 30, 2020:
Net earnings per share, basic	$53,470	141,973,522	$0.38
Effect of stock options and stock grants	—	480,561	—

Net earnings per share, diluted	$53,470	142,454,083	$0.38

	Net Earnings (in thousands)	Weighted Average Shares	Per Share Amount
For the six-months ended June 30, 2020:
Net earnings per share, basic	$90,701	142,045,779	$0.64
Effect of stock options and stock grants	—	473,529	—

Net earnings per share, diluted	$90,701	142,519,308	$0.64

	Net Earnings (in thousands)	Weighted Average Shares	Per Share Amount
For the three-months ended June 30, 2019:
Net earnings per share, basic	$42,093	135,650,599	$0.31
Effect of stock options and stock grants	—	567,636	—

Net earnings per share, diluted	$42,093	136,218,235	$0.31

	Net Earnings (in thousands)	Weighted Average Shares	Per Share Amount
For the six-months ended June 30, 2019:
Net earnings per share, basic	$80,345	135,572,859	$0.59
Effect of stock options and stock grants	—	622,952	—

Net earnings per share, diluted	$80,345	136,195,811	$0.59

Note 2
-
 Securities
A summary of the Company’s
available-for-sale
securities follows (in thousands):

	June 30, 2020
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury securities	$10,083	$40	$(1)	$10,122
Obligations of states and political subdivisions	1,836,572	113,757	(50)	1,950,279
Corporate bonds and other	4,398	171	—	4,569
Residential mortgage-backed securities	1,517,139	54,652	(118)	1,571,673
Commercial mortgage-backed securities	559,062	23,159	(1)	582,220

Total securities available-for-sale	$3,927,254	$191,779	$(170)	$4,118,863

	June 30, 2019
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury securities	$9,984	$36	$—	$10,020
Obligations of states and political subdivisions	1,103,682	53,593	(61)	1,157,214
Corporate bonds and other	4,643	51	—	4,694
Residential mortgage-backed securities	1,579,544	19,732	(3,101)	1,596,175
Commercial mortgage-backed securities	484,919	6,929	(459)	491,389

Total securities available-for-sale	$3,182,772	$80,341	$(3,621)	$3,259,492

	December 31, 2019
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury securities	$9,997	$22	$—	$10,019
Obligations of states and political subdivisions	1,231,619	57,764	(400)	1,288,983
Corporate bonds and other	4,643	65	—	4,708
Residential mortgage-backed securities	1,586,872	23,139	(1,148)	1,608,863
Commercial mortgage-backed securities	494,674	6,356	(286)	500,744

Total securities available-for-sale	$3,327,805	$87,346	$(1,834)	$3,413,317

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at June 30, 2020 were computed by using scheduled amortization of balances and historical prepayment rates. At June 30, 2020 and 2019, and December 31, 2019, the Company did not hold CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of
available-for-sale
securities at June 30, 2020 by contractual and expected maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value
Due within one year	$128,535	$129,521
Due after one year through five years	625,856	669,229
Due after five years through ten years	1,079,767	1,148,866
Due after ten years	16,895	17,354
Mortgage-backed securities	2,076,201	2,153,893

Total	$3,927,254	$4,118,863

The following tables disclose the Company’s investment securities that have been in a continuous unrealized-loss
position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
June 30, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury securities	$5,055	$1	$—	$—	$5,055	$1
Obligations of states and political subdivisions	18,249	50	—	—	18,249	50
Residential mortgage-backed securities	12,590	45	6,454	73	19,044	118
Commercial mortgage-backed securities	4,936	1	—	—	4,936	1

Total	$40,830	$97	$6,454	$73	$47,284	$170

	Less than 12 Months		12 Months or Longer		Total
June 30, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of states and political subdivisions	$—	$—	$9,777	$61	$9,777	$61
Residential mortgage-backed securities	17,594	77	404,946	3,024	422,540	3,101
Commercial mortgage-backed securities	—	—	134,881	459	134,881	459

Total	$17,594	$77	$549,604	$3,544	$567,198	$3,621

	Less than 12 Months		12 Months or Longer		Total
December 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of state and political subdivisions	$65,787	$400	$326	$—	$66,113	$400
Residential mortgage-backed securities	100,004	306	103,983	842	203,987	1,148
Commercial mortgage-backed securities	74,560	178	35,178	108	109,738	286

Total	$240,351	$884	$139,487	$950	$379,838	$1,834

The number of investments in an unrealized loss position totaled 14 at June 30, 2020. We do not believe these unrealized losses are “other-than-temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making this determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at June 30, 2020 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At June 30, 2020, 88.76% of our available-for-sale
securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 51.14% are guaranteed by the Texas Permanent School Fund.
At June 30, 2020, $2,685,828,000 of
the Company’s securities were pledged as collateral for public or trust fund deposits, repurchase agreements, a borrowing line with the Federal Reserve Bank of Dallas and for other purposes required or permitted by law.
During the three months ended June 30, 2020 and 2019, sales of investment securities that were classified as available-for-sale
totaled $157,521,000 and $65,821,000, respectively. Gross realized gains from security sales during the second quarter of 2020 and 2019 totaled $1,516,000 and $689,000, respectively. Gross realized losses from security sales during the three-month period ended June 30,
2
020 and 2019 totaled $4,000 and $13,000, respectively.
During the six months ended June 30, 2020 and 2019, sales of investment securities classified as available-for-sale
totaled $252,958,000 and $66,052,000, respectively. Gross realized gains from security sales during the six-month
periods ended June 30, 2020 and 2019 totaled $3,578,000 and $693,000, respectively. Gross realized losses from security sales during the six-month
periods ended June 30, 2020 and 2019 totaled $4,000 and $17,000, respectively.
The specific identification method was used to determine cost in order to compute the realized gains and losses.

Note 3 – Loans Held-for-Investment and Allowance for Loan Losses
Loans
held-for-investment
by class of financing receivables are as follows (in thousands):

	June 30,		December 31,
	2020	2019	2019
Commercial	$1,509,454	$813,887	$856,326
Agricultural	97,448	97,535	103,640
Real estate	3,235,208	2,730,585	2,823,372
Consumer	410,957	398,945	411,631

Total loans held-for-investment	$5,253,067	$4,040,952	$4,194,969

The Company’s
non-accrual
loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	June 30,		December 31,
	202 0	2019	2019
Non-accrual loans*	$39,320	$26,408	$24,582
Loans still accruing and past due 90 days or more	92	300	153
Troubled debt restructured loans still accruing**	25	471	26

Total	$39,437	$27,179	$24,761

*	Includes $7,275,000, $464,000 and $251,000 of purchased credit impaired loans as of June 30, 2020 and 2019, and December 31, 2019, respectively.
**	Troubled debt restructured loans of $4,673,000, $3,906,000 and $4,791,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual
loans at June 30, 2020 and 2019, and December 31, 2019, respectively.
The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

June 30, 2020		June 30, 2019		December 31, 2019
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance

$39,320	$3,046	$26,408	$3,866	$24,582	$3,228

The Company had $39,724,000, $27,860,000 and $25,770,000 in
non-accrual,
past due 90 days or more and still accruing, restructured loans and foreclosed assets at June 30, 2020 and 2019, and December 31, 2019, respectively.
Non-accrual
loans at June 30, 2020 and 2019, and December 31, 2019, consisted of the following by class of financing receivables (in thousands):

	June 30,		December 31,
	2020	2019	2019
Commercial	$4,618	$8,189	$3,093
Agricultural	1,056	1,047	1,376
Real estate	33,170	16,787	19,787
Consumer	476	385	326

Total	$39,320	$26,408	$24,582

No significant additional funds are committed to be advanced in connection with impaired loans as of June 30, 2020.
The Company’s impaired loans and related allowance are summarized in the following tables by class of financing receivables (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

June 30, 2020	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to-date Average Recorded Investment	Three- Month Average Recorded Investment
Commercial	$6,013	$739	$3,879	$4,618	$1,250	$24,270	$23,572
Agricultural	1,287	529	527	1,056	83	219	179
Real Estate	45,703	20,370	12,800	33,170	1,711	17,586	17,107
Consumer	585	—	476	476	2	606	552

Total	$53,588	$21,638	$17,682	$39,320	$3,046	$42,681	$41,410

*	Includes $7,275,000 of purchased credit impaired loans.

June 30, 2019	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to-date Average Recorded Investment	Three- Month Average Recorded Investment
Commercial	$9,340	$6,212	$1,977	$8,189	$1,022	$8,699	$8,562
Agricultural	1,108	434	613	1,047	119	1,090	1,071
Real Estate	24,262	5,034	11,753	16,787	2,515	18,054	17,105
Consumer	525	27	358	385	210	465	427

Total	$35,235	$11,707	$14,701	$26,408	$3,866	$28,308	$27,165

*	Includes $464,000 of purchased credit impaired loans.

December 31, 2019	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to - date Average Recorded Investment
Commercial	$4,511	$630	$2,463	$3,093	$1,042	$3,488
Agricultural	1,603	658	718	1,376	235	1,644
Real Estate	27,366	7,081	12,706	19,787	1,950	21,726
Consumer	469	—	326	326	1	449

Total	$33,949	$8,369	$16,213	$24,582	$3,228	$27,307

*	Includes $251,000 of purchased credit impaired loans.
The Company recognized interest income on impaired loans prior to being recognized as impaired of approximately $750,000 during the year ended December 31, 2019. Such amounts for the three-month and six-month
periods ended June 30, 2020 and 2019 were not significant.
From a credit risk standpoint, the Company rates its loans in one of f ive
 categories: (i) pass, (ii) special mention, (iii) substandard, (iv) doubtful or (v) loss (which are charged-off).
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

June 30, 2020	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$1,465,595	$8,950	$34,909	$—	$1,509,454
Agricultural	90,824	4,790	1,834	—	97,448
Real Estate	3,086,894	49,493	98,821	—	3,235,208
Consumer	408,857	256	1,844	—	410,957

Total	$5,052,170	$63,489	$137,408	$—	$5,253,067

June 30, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$767,275	$31,124	$15,488	$—	$813,887
Agricultural	94,481	58	2,996	—	97,535
Real Estate	2,656,139	20,044	54,402	—	2,730,585
Consumer	397,017	264	1,664	—	398,945

Total	$3,914,912	$51,490	$74,550	$—	$4,040,952

December 31, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$825,775	$20,971	$9,580	$—	$856,326
Agricultural	101,614	64	1,962	—	103,640
Real Estate	2,717,227	42,036	64,109	—	2,823,372
Consumer	409,698	300	1,633	—	411,631

Total	$4,054,314	$63,371	$77,284	$—	$4,194,969

The Company’s past due loans are as follows (in thousands):

June 30, 2020	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$4,563	$474	$129	$5,166	$1,504,288	$1,509,454	$—
Agricultural	1,080	15	—	1,095	96,353	97,448	—
Real Estate	13,678	110	726	14,514	3,220,694	3,235,208	—
Consumer	410	83	105	598	410,359	410,957	92

Total	$19,731	$682	$960	$21,373	$5,231,694	$5,253,067	$92

June 30, 2019	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$2,671	$352	$610	$3,633	$810,254	$813,887	$58
Agricultural	315	163	30	508	97,027	97,535	30
Real Estate	16,130	712	865	17,707	2,712,878	2,730,585	180
Consumer	821	99	40	960	397,985	398,945	32

Total	$19,937	$1,326	$1,545	$22,808	$4,018,144	$4,040,952	$300

December 31, 2019	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$3,257	$557	$722	$4,536	$851,790	$856,326	$112
Agricultural	183	44	400	627	103,013	103,640	—
Real Estate	12,890	288	195	13,373	2,809,999	2,823,372	—
Consumer	572	151	45	768	410,863	411,631	41

Total	$16,902	$1,040	$1,362	$19,304	$4,175,665	$4,194,969	$153

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.
The following table details the allowance for loan losses by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at June 30, 2020 and 2019, and December 31, 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

June 30, 2020	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,250	$83	$1,711	$2	$3,046
Loans collectively evaluated for impairment	17,322	2,461	40,912	5,206	65,901

Total	$18,572	$2,544	$42,623	$5,208	$68,947

June 30, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,022	$119	$2,515	$210	$3,866
Loans collectively evaluated for impairment	12,877	1,241	28,284	5,552	47,954

Total	$13,899	$1,360	$30,799	$5,762	$51,820

December 31, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,042	$235	$1,950	$1	$3,228
Loans collectively evaluated for impairment	11,080	971	32,024	5,196	49,271

Total	$12,122	$1,206	$33,974	$5,197	$52,499

Changes in the allowance for loan losses are summarized as follows by portfolio segment (in thousands):

Three months ended June 30, 2020	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$11,773	$2,154	$41,256	$5,257	$60,440
Provision for loan losses	6,820	361	1,469	50	8,700
Recoveries	540	29	59	73	701
Charge-offs	(561)	—	(161)	(172)	(894)

Ending balance	$18,572	$2,544	$42,623	$5,208	$68,947

Three months ended June 30, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$12,475	$1,430	$31,887	$5,793	$51,585
Provision for loan losses	1,418	61	(929)	50	600
Recoveries	423	5	60	209	697
Charge-offs	(417)	(136)	(219)	(290)	(1,062)

Ending balance	$13,899	$1,360	$30,799	$5,762	$51,820

Six months ended June 30, 2020	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$12,122	$1,206	$33,974	$5,197	$52,499
Provision for loan losses	7,615	1,310	9,390	235	18,550
Recoveries	690	30	135	164	1,019
Charge-offs	(1,855)	(2)	(876)	(388)	(3,121)

Ending balance	$18,572	$2,544	$42,623	$5,208	$68,947

Six months ended June 30, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$11,948	$1,446	$32,342	$5,466	$51,202
Provision for loan losses	1,612	42	(531)	442	1,565
Recoveries	1,073	7	149	349	1,578
Charge-offs	(734)	(135)	(1,161)	(495)	(2,525)

Ending balance	$13,899	$1,360	$30,799	$5,762	$51,820

The Company’s recorded investment in loans related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows (in thousands). Purchased credit impaired loans of $7,275,000, $464,000 and $251,000 at June 30, 2020 and 2019, and December 31, 2019, respectively, are included in loans individually evaluated for impairment.

June 30, 2020	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$4,618	$1,056	$33,170	$476	$39,320
Loans collectively evaluated for impairment	1,504,836	96,392	3,202,038	410,481	5,213,747

Total	$1,509,454	$97,448	$3,235,208	$410,957	$5,253,067

June 30, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$8,189	$1,047	$16,787	$385	$26,408
Loans collectively evaluated for impairment	805,698	96,488	2,713,798	398,560	4,014,544

Total	$813,887	$97,535	$2,730,585	$398,945	$4,040,952

December 31, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$3,093	$1,376	$19,787	$326	$24,582
Loans collectively evaluated for impairment	853,233	102,264	2,803,585	411,305	4,170,387

Total	$856,326	$103,640	$2,823,372	$411,631	$4,194,969

The Company’s loans that were modified and considered troubled debt restructurings are as follows (in thousands):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	4	$196	$196	9	$484	$484
Agricultural	—	—	—	1	134	134
Real Estate	1	123	123	1	123	123
Consumer	—	—	—	1	14	14

Total	5	$319	$319	12	$755	$755

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	2	$122	$122	3	$279	$279
Agricultural	2	253	253	10	619	619
Real Estate	—	—	—	4	650	650
Consumer	—	—	—	—	—	—

Total	4	$375	$375	17	$1,548	$1,548

The balances below provide information as to how the loans were modified as troubled debt restructured loans (in thousands):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$—	$196	$—	$260	$224
Agricultural	—	—	—	—	134	—
Real Estate	—	—	123	—	—	123
Consumer	—	—	—	—	14	—

Total	$—	$—	$319	$—	$408	$347

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$122	$—	$—	$279	$—
Agricultural	—	253	—	—	354	265
Real Estate	—	—	—	—	202	448
Consumer	—	—	—	—	—	—

Total	$—	$375	$—	$—	$835	$713

During the three
-
months ended June 30, 2020 and 2019, no loans were modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. During the six
-
months ended June 30, 2020 and 2019, no loans were modified as a troubled debt restructured
loan within the previous 12 months and for which there was a payment default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or more or results in the foreclosure and repossession of the applicable collateral.
As of June 30, 2020, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.
As discussed in note 1 to these financial statements, the CARES Act provided banks an option to elect to not account for certain loan modifications related to
COVID-19
as troubled debt restructurings as long as the borrowers were not more than 30 days past due as of December 31, 2019. The above disclosed troubled debt restructurings were not related to
COVID-19
modifications.
Beginning in mid-March of 2020, the Company began offering deferral and modification of principle and/or interest payments to selected borrowers on a case-by-case basis. At June 30, 2020, the Company had approximately 2,
2
00 loans totaling $468,539,000 million in outstanding loans subject to deferral and modification agreements, representing 10.30% of outstanding loans held for investment, excluding PPP loans.
Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (FHLB) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At June 30, 2020, $3,134,584,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At June 30, 2020, there was no balance outstanding under this line of credit.
Note 4 - Loans Held for Sale
Loans held for sale totaled $66,370,000, $22,305,000 and $28,228,000 at June 30, 2020 and 2019, and December 31, 2019, respectively. At June 30, 2020 and 2019, and December 31, 2019, $3,077,000, $3,324,000 and $5,152,000 are valued at the lower of cost or fair value, and the remaining amounts are valued under the fair value option. The change to the fair value option for loans held for sale was effective at June 30, 2018 and was done in conjunction with the Company’s move to mandatory delivery in the secondary market and the purchase of forward mortgage-backed securities to manage the changes in fair value (see note 5 for additional information).
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
The Company purchases forward mortgage-backed securities contracts to manage the changes in fair value associated with changes in interest rates related to a portion of the IRLCs. These instruments are typically entered into at the time the IRLC is made in the aggregate.
These financial instruments are not designated as hedging instruments and are used for asset and liability management needs. All derivatives are carried at fair value in either other assets or other liabilities, through earnings in the statement of earnings.
The fair values of IRLCs are based on current secondary market prices for underlying loans and estimated servicing value with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability (pull-through rate) net of estimated costs to originate the loan. The fair value of IRLCs is subject to change primarily due to changes in interest rates and the estimated pull-through rate. These commitments are classified as Level 2 in the fair value disclosures (see note 10), as the valuations are based on observable market inputs.
Forward mortgage-backed securities contracts are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract and these instruments are therefore classified as Level
1
in the fair value disclosures (see note 10). The estimated fair values are subject to change primarily due to changes in interest rates. The impact of these forward contracts is included in gain on sale and fees on mortgage loans in the statement of earnings.
The following table provides the outstanding notional balances and fair values of outstanding derivative positions (dollars in thousands):

June 30, 2020:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$190,431	$5,037	$—
Forward mortgage-backed securities trades	201,500	—	1,099

June 30, 2019:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$89,655	$1,525	$—
Forward mortgage-backed securities trades	72,500	—	254

December 31, 2019:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$47,415	$886	$—
Forward mortgage-backed securities trades	78,500	—	152

Note 6 – Borrowings
Borrowings consisted of the following (dollars in thousands):

	June 30,		December 31,
	2020	2019	2019
Securities sold under agreements with customers to repurchase	$444,249	$356,555	$375,106
Federal funds purchased	4,975	5,450	6,250
Advances from Federal Home Loan Bank of Dallas	—	—	—

Total	$449,224	$362,005	$381,356

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
Note 7
-
 Income Taxes
Income tax expense was $10,663,000 for the second quarter of 2020 as compared to $8,594,000 for the same period in 2019. The Company’s effective tax rates on pretax income were 16.63% and 16.96% for the second quarters of 2020 and 2019, respectively. Income tax expense was $17,898,000 for the six months ended June 30, 2020 as compared to $15,959,000 for the same period in 2019. The Company’s effective tax rates on pretax income were 16.48% and 16.57% for the six months ended June

30,
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
The Company recorded stock option expense totaling $349,000 and $313,000 for the three-month periods ended June 30, 2020 and 2019, respectively. The Company recorded stock option expense totaling $689,000 and $625,000 for the six months ended June 30, 2020 and 2019, respectively. The additional disclosure requirements under authoritative accounting guidance have been omitted due to the amounts being insignificant.
On April 24, 2018, upon
re-election
of nine of the existing directors, 21,420 restricted shares with a total value of $540,000 were granted to these non-employee
directors and were expensed over the period from grant date to April 23, 2019, the date of the next annual shareholders’ meeting at which the directors’ term expired. On April 23, 2019, upon re-election
of nine of the existing directors and two new directors, 21,714 restricted shares with a total value of $660,000 were granted to these non-employee
directors and was expensed over the period from the grant date to April 28, 2020, the Company’s next annual shareholders’ meeting at which the directors’ term expired. On January 28, 2020, upon the election of a new director, 434 restricted shares with a total value of $15,000 were granted to this non-employee
director and was expensed over the period from the grant date to April 28, 2020, the Company’s next annual shareholders’ meeting at which the director term expired. On April 28, 2020, upon the re-election
of ten of the existing directors, 21,560 restricted shares with a total value of $600,000 were granted to these non-employee
directors and will be expensed over the period from the grant date to April 27, 2021, the Company’s next annual shareholders’ meeting at which the directors’ term expires. The Company recorded director expense related to these restricted share grants of $160,000 and $135,000 for the three-month periods ended June 30, 2020 and 2019, respectively. The Company recorded director expense related to these restricted stock grants of $335,000 and $270,000 for the six months ended June 30, 2020 and 2019, respectively.
On October 24, 2017, the Company granted 28,382 restricted shares with a total value of $655,000 to certain officers that are being expensed over the vesting period of one to three years. On October 23, 2018, the Company granted 52,042 restricted shares with a total value of $1,440,000 to certain officers that are being expensed over a three-year vesting period. On June 26, 2019, the Company granted 23,428 restricted shares with a total value of $695,000 to certain officers that are being expensed over the vesting period of three years. On October 22, 2019, the Company granted 22,188 restricted shares with a total value of $785,000 to certain officers that will be expensed over a three-year vesting period. On January 28, 2020, the Company granted 2,979 restricted shares with a total value of $103,000 to certain officers that will be expensed over a three-year vesting period. On May 18, 2020, the Company granted 7,176 restricted shares with a total value of $200,000 to
an officer
that will be expensed over a three-year vesting period. The Company recorded restricted stock expense for officers of $322,000 and $210,000 for the three-month periods ended June 30, 2020 and 2019, respectively. The Company recorded restricted stock expense for officers of $597,000 and $415,000 for the six-month periods ended June 30, 2020 and 2019, respectively.
Note 9
-
 Pension Plan
The Company had a defined benefit pension plan that was frozen effective January 1, 2004, whereby no new participants were added to the Plan and no additional years of service accrued to participants. The pension plan covered substantially all of the Company’s employees at the time. In December 2018, the Company determined it was in the best interest of its shareholders to work toward terminating its pension obligation. The Company annuitized approximately 53% of the pension benefit obligation at that time and recorded a loss on settlement totaling $1,546,000 for the year ended December 31, 2018. In 2019, the Company continued to take steps to completely settle and terminate its remaining pension obligation and recorded loss associated with the final termination of $2,673,000. The loss incurred included unrealized loss previously recorded in other comprehensive income and refunding to remaining participants for funding balance overages offset by a gain on hedging instrument entered into to minimize interest rate movement during the termination period. At December 31, 2019, all balances in the pension plan were zero and the Company’s obligation has been extinguished. For the three- and six-month
periods ended June 30, 2019, the Company recorded pension related expense totaling $19,000 and $942,000, respectively.
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

There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during the three and six
-
months ended June 30, 2020 and 2019, and the year ended December 31, 2019.
The following table summarizes the Company’s
available-for-sale
securities, loans
held-for-sale,
and derivatives which are measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):
June 30, 2020

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,122	$—	$—	$10,122
Obligations of states and political subdivisions	—	1,950,279	—	1,950,279
Residential mortgage-backed securities	—	1,571,673	—	1,571,673
Commercial mortgage-backed securities	—	582,220	—	582,220
Other securities	4,569	—	—	4,569

Total	$14,691	$4,104,172	$—	$4,118,863

Loans held-for-sale	$—	$63,293	$—	$63,293

IRLCs	$—	$5,037	$—	$5,037

Forward mortgage-backed securities trades	$(1,099)	$—	$—	$(1,099)

June 30, 2019

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,020	$—	$—	$10,020
Obligations of states and political subdivisions	—	1,157,214	—	1,157,214
Corporate bonds	—	228	—	228
Residential mortgage-backed securities	—	1,596,175	—	1,596,175
Commercial mortgage-backed securities	—	491,389	—	491,389
Other securities	4,466	—	—	4,466

Total	$14,486	$3,245,006	$—	$3,259,492

Loans held-for-sale	$—	$18,981	$—	$18,981

IRLCs	$—	$1,525	$—	$1,525

Forward mortgage-backed securities trades	$(254)	$—	$—	$(254)

December 31, 2019

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,019	$—	$—	$10,019
Obligations of states and political subdivisions	—	1,288,983		1,288,983
Corporate bonds	—	230	—	230
Residential mortgage-backed securities	—	1,608,863	—	1,608,863
Commercial mortgage-backed securities	—	500,744	—	500,744
Other securities	4,478	—	—	4,478

Total	$14,497	$3,398,820	$—	$3,413,317

Loans held-for-sale	$—	$23,076	$—	$23,076

IRLCs	$—	$886	$—	$886

Forward mortgage-backed securities trades	$(152)	$—	$—	$(152)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Impaired loans are reported at the fair value of the underlying collateral less selling costs if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data. At June 30, 2020, impaired loans with a carrying value of $17,682,000 were reduced by specific valuation reserves totaling $3,046,000 resulting in a net fair value of $14,636,000.
Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three and six-
months ended
June 30
, 2020 and 2019 include other real estate owned which
, subsequent to their initial transfer to other real estate owned from loans, were re-measured
at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value.
Re-evaluation
of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no other real estate owned properties that were re-measured
subsequent to their initial transfer to other real estate owned during the three- and six-months
ended June 30, 2020 and 2019.
At June 30, 2020 and 2019, and December 31, 2019, other real estate owned totaled $202,000, $635,000 and $982,000, respectively.
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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance were as follows (in thousands).

	June 30,				December 31,
	2020		2019		2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy

Cash and due from banks	$188,373	$188,373	$178,345	$178,345	$231,534	$231,534	Level 1
Federal Funds Sold	—	—	700	700	3,150	3,150	Level 1
Interest-bearing demand deposits in banks	196,426	196,426	128,652	128,652	47,920	47,920	Level 1
Interest-bearing time deposits in banks	—	—	960	960	—	—	Level 2
Available-for-sale securities	4,118,863	4,118,863	3,259,492	3,259,492	3,413,317	3,413,317	Levels 1 and 2
Loans held for investment	5,184,120	5,174,126	3,989,132	4,026,543	4,142,470	4,209,826	Level 3
Loans held for sale	66,370	66,630	22,305	22,347	28,228	28,343	Level 2
Accrued interest receivable	45,801	45,801	36,954	36,954	36,894	36,894	Level 2
Deposits with stated maturities	466,122	468,819	433,511	433,811	420,013	421,397	Level 2
Deposits with no stated maturities	7,691,520	7,691,520	5,936,255	5,936,255	6,183,793	6,183,793	Level 1
Borrowings	449,224	449,224	362,005	362,005	381,356	381,356	Level 2
Accrued interest payable	541	541	694	694	628	628	Level 2
IRLCs	5,037	5,037	1,525	1,525	886	886	Level 2
Forward mortgage-backed securities trades	1,099	1,099	254	254	152	152	Level 1

Note 11 – Acquisition
On September 19, 2019, we entered into an agreement and plan of reorganization to acquire TB&T Bancshares, Inc. and its wholly-owned bank subsidiary, The Bank & Trust of Bryan/College Station, Texas. On January 1, 2020, the transaction was completed. Pursuant to the agreement, we issued 6,275,574 shares of the Company’s common stock in exchange for all of the outstanding shares of TB&T Bancshares, Inc. In addition, TBT Bancshares, Inc. made a $1,920,000 special dividend to its shareholders prior to closing of the transaction.
At closing, a wholly
-
owned subsidiary of the Company merged into TB&T Bancshares, Inc. and immediately thereafter TB&T Bancshares, Inc. was merged into the Company and The Bank & Trust of Bryan/College Station, Texas, was merged into First Financial Bank, National Association, Abilene, Texas, a wholly-owned subsidiary of the Company. The primary purpose of the acquisition was to expand the Company’s market share near the Houston market. Factors that contributed to a purchase price resulting in goodwill include their record of earnings, strong management and board of directors, strong local economic environment and opportunity for growth. The results of operations from this acquisition are included in the consolidated earnings of the Company commencing January 1, 2020.
The following table presents the preliminary amounts recorded on the consolidated balance sheet on the acquisition date (dollars in thousands):

Fair value of consideration paid:
Common stock issued (6,275,574 shares)	$220,273

Fair value of identifiable assets acquired:
Cash and cash equivalents	$61,028
Securities available-for-sale	93,967
Loans	447,702
Identifiable intangible assets	4,798
Other assets	25,377

Total identifiable assets acquired	$632,872

Fair value of liabilities assumed:
Deposits	$549,125
Other liabilities	5,397

Total liabilities assumed	$554,522

Fair value of net identifiable assets acquired	78,350

Goodwill resulting from acquisition	$141,923

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
words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited, to those discussed in Part I, Item 1A of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019 and Part II, Item 1A of the Company’s Quarterly Report on Form
10-Q
for the quarter ended March 31, 2020, in each case under the heading “Risk Factors,” and the following:

•	general economic conditions, including local, state, national and international, and the impact they may have on us and our customers;

•	effect of the coronavirus (COVID-19) on our Company, the communities where we have our branches, the state of Texas and the United States, related to the economy and overall financial stability;

•	impact of reduction in interchange fees if assets exceed $10 billion;

•	government and regulatory responses to the COVID-19 pandemic;

•	effect of severe weather conditions, including hurricanes, tornadoes, flooding and droughts;

•	volatility and disruption in national and international financial and commodity markets and oil and gas prices;

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

•	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply;

•	changes in the demand for loans;

•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	potential risk of environmental liability associated with lending activities;

•	the accuracy of our estimates of future loan losses;

•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;

•	soundness of other financial institutions with which we have transactions;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in consumer spending, borrowing and savings habits;

•	changes in commodity prices (e.g., oil and gas, cattle and wind energy);

•	our ability to attract deposits and increase market share;

•	changes in our liquidity position;

•	changes in the reliability of our vendors, internal control system or information systems;

•	cyber attacks on our technology information systems, including fraud from our customers and external third party vendors;

•	our ability to attract and retain qualified employees;

•	acquisitions and integration of acquired businesses;

•	the possible impairment of goodwill and other intangibles associated with our acquisitions;

•	consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	expansion of operations, including branch openings, new product offerings and expansion into new markets;

•	changes in our compensation and benefit plans;

•	acts of God, pandemic, war or terrorism; and

•	our success at managing the risk involved in the foregoing items.
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
Introduction
As a financial holding company, we generate most of our revenue from interest on loans and investments, trust fees, and service charges. Our primary source of funding for our loans and investments are deposits held by our subsidiary, First Financial Bank, National Association, Abilene, Texas. Our largest expense is salaries and related employee benefits. We usually measure our performance by calculating our return on average assets, return on average equity, our regulatory leverage and risk-based capital ratios and our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income, on a tax equivalent basis and noninterest income.
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

•
We have addressed the safety of our 78 branches and other locations, following the guidelines of the Center for Disease Control, and while the branches generally remain open to customers, we have taken steps, and continue to evaluate, to push as much traffic and transactions as possible to our motor banks;

•	We hold executive meetings weekly or more as needed to address issues that are changing rapidly;

•	We moved our Annual Shareholders’ Meeting from a physical meeting to a virtual meeting;

•	Provided extensions and deferrals to loan customers effected by COVID-19 provided such customers were not 30 days past due at December 31, 2019;

•
We chose to participate in the CARES Act Paycheck Protection Program (PPP) that provided government guaranteed and forgivable loans to our customers. Through June 30, 2020, we completed approximately 6,500 applications and funded $703.12 million of such loans (see below). We believe these loans and our participation in the program was good for our customers and the communities we serve; and

•	We chose to participate in the Federal Reserve’s Main Street Lending Program to provide ongoing loans for our customers. No loans have yet been funded as of June 30, 2020.
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
Stock Split
On April 23, 2019, the Company’s Board of Directors declared a two-for-one
stock split in the form of a 100% stock dividend effective June 3, 2019. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares to be issued pursuant to the stock split was reflected as a transfer from retained earnings to common shares in the consolidated financial statements as of and for the six-months ended June 30, 2019.
Stock Repurchase
On March 12, 2020, the Company’s Board of Directors authorized the repurchase of up to 4,000,000 common shares through September 30, 2021. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through June 30, 2020, the Company repurchased 324,802 shares totaling $8.0 million under this repurchase plan. Subsequent to June 30, 2020 and through July 28, 2020, no additional shares were repurchased.

Acquisition
On September 19, 2019, we entered into an agreement and plan of reorganization to acquire TB&T Bancshares, Inc. and its wholly-owned bank subsidiary, The Bank & Trust of Bryan/College Station, Texas. On January 1, 2020, the transaction closed. Pursuant to the agreement, we issued 6.28 million shares of the Company’s common shares in exchange for all of the outstanding shares of TB&T Bancshares, Inc. In addition, in accordance with the plan of reorganization, TB&T Bancshares, Inc. paid a special dividend totaling $1.92 million to its shareholders prior to the closing of this transaction. At the closing, Brazos Merger Sub., Inc., a wholly-owned subsidiary of the Company, merged into TB&T Bancshares Inc., with TB&T Bancshares, Inc. surviving as a wholly owned subsidiary of the Company. Immediately following such merger, TB&T Bancshares, Inc. was merged into the Company and The Bank & Trust of Bryan/College Station, Texas was merged into First Financial Bank, National Association, Abilene, Texas, a wholly owned subsidiary of the Company. The total purchase price exceeded the estimated fair value of the net assets acquired by approximately $141.92 million and the Company recorded such excess as goodwill. The balance sheet and results of operations of TB&T Bancshares, Inc. have been included in the financial statements of the Company effective January 1, 2020. See note 11 to the consolidated financial statements for additional information and disclosure.
Participation in PPP Loans
The Company elected to participate in the PPP loan program, subject to prepayment, processing approximately 6,500 loans and funded $703.12 million. The Company received fees totaling approximately $26.07 million and incurred incremental direct origination costs of $3.62 million, both of which have been deferred and are being amortized over the shorter of the repayment period or 24 months, the contractual life of these loans. The Company recognized $2.83 million of this net amount into interest income in the second quarter of 2020.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States that included an option for entities to delay the implementation of ASC 326 until the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. The Company elected to delay its implementation of ASU
2016-13
and has calculated and recorded its provision for loan losses under the incurred loss model that existed prior to ASU
2016-13.
Prior to the CARES Act being signed and our decision to delay the implementation of CECL, we were continuing our CECL implementation plan with our cross-functional working group, under the direction of our Chief Credit Officer along with our Chief Accounting Officer, Chief Lending Officer and Chief Financial Officer. The working group includes individuals from various functional areas including credit, risk management, accounting and information technology, among others. Our implementation plan included assessment and documentation of processes, internal controls and data sources; model development, documentation and validation; and system configuration, among other things. We contracted with a third-party vendor to assist us in the implementation of CECL. Had we completed the adoption and implementation of CECL, we believe our allowance for loan losses amount at January 1, 2020 would have been approximately $52.0 million. At December 31, 2019, our allowance for loan losses totaled $52.5 million. In addition, we have evaluated our expected credit losses for certain debt securities and other financial assets and do not expect these allowances to be significant. Additionally, the adoption and implementation of ASU
2016-13
is not expected to have a significant impact on our regulatory capital ratios.
As we continue to evaluate the provisions of ASU
2016-13
as of and for the three- and
six-
months ended June 30, 2020, we have considered the following in developing our forecast and its effect on our CECL calculations:

•	duration, extent and severity of COVID-19;

•	effect of government assistance;

•	unemployment and effect on economies and markets;

•	price of oil and gas and effect on economy;

•	value of real estate; and

•	effect of our TB&T Bancshares, Inc. acquisition on our combined loan portfolio.
We are unable as of the date of this report to provide an estimate of our allowance for loan losses under the CECL model as of June 30, 2020 and the provision for loan losses for the three- and six-
months then ended.

Results of Operations
Performance Summary
. Net earnings for the second quarter of 2020 were $53.47 million, up $11.38 million when compared with earnings of $42.09 million in the same quarter last year. Basic earnings per share were $0.38 for the second quarter of 2020 compared with $0.31 in the same quarter a year ago.
The return on average assets was 2.06% for the second quarter of 2020, as compared to 2.14% for the second quarter of 2019. The return on average equity was 14.00% for the second quarter of 2020 as compared to 15.04% for the second quarter of 2019. The return on average tangible equity was 17.67% for the second quarter of 2020 compared to 17.81% for the second quarter of 2019.
Net earnings for the
six-month
period ended June 30, 2020 were $90.70 million compared to $80.35 million for the same period in 2019. Basic earnings per share for the first six months of 2020 were $0.64 compared to $0.59 for the same period in 2019.
The return on average assets was 1.86% for the first six months of 2020, as compared to 2.08% for the same period a year ago. The return on average equity was 12.09% for the first six months of 2020 as compared to 14.78% for the first six months of 2019. The return on average tangible equity was 15.33% for the first six months of 2020 as compared to 17.58% for the first six months of 2019.
Net Interest Income
. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.
Tax-equivalent
net interest income was $92.14 million for the second quarter of 2020, as compared to $73.28 million for the same period last year. The increase in 2020 compared to 2019 was largely attributable to the increase in interest earning assets primarily from our TB&T acquisition, an increase in investment securities held and the impact of the Company’s participation in the PPP loan programax-exempt
securities increased $1.20 billion and $630.45 million, respectively, for the second quarter of 2020 over the same quarter of 2019. Average interest-bearing liabilities increased $1.44 billion for the second quarter of 2020, as compared to the same period in 2019 primarily from our customers depositing their PPP loan amounts into our Bank, the TB&T acquisition and internal organic growth. The yield on earning assets decreased 51 basis points while the rate paid on interest-bearing liabilities decreased 50 basis points for the second quarter of 2020 compared to the second quarter of 2019.
Tax-equivalent
net interest income was $174.87 million for the first six months of 2020, as compared to $144.61 million for the same period last year. The increase in 2020 compared to 2019 was largely attributable to the increase in interest earning assets primarily from our TB&T acquisition, an increase in investment securities held and the impact of the Company’s participation in the PPP loan program. Average earning assets increased $1.85 billion for the first six months of 2020 over the same period in 2019. Average loans and tax-exempt
securities increased $949.47 million and $375.58 million, respectively, for the first six months of 2020 over the first six months of 2019.
Average interest-bearing liabilities increased $1.13 billion for the first six months of 2020, as compared to the same period in 2019 primarily from our customers depositing their PPP loan amounts into our Bank, the TB&T acquisition and internal organic growth. The yield on earning assets decreased 35 basis points while the rate paid on interest-bearing liabilities decreased 32 basis points for the first six months of 2020 compared to the first six months of 2019.

Table 1 allocates the change in
tax-equivalent
net interest income between the amount of change attributable to volume and to rate.
Table 1 - Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019			Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate

Short-term investments	$1,401	$(1,981)	$(580)	$2,132	$(2,576)	$(444)
Taxable investment securities	2,268	(2,163)	105	4,596	(3,124)	1,472
Tax-exempt investment securities (1)	5,720	(1,602)	4,118	6,863	(2,823)	4,040
Loans (1) (2)	16,700	(6,484)	10,216	25,953	(5,950)	20,003

Interest income	26,089	(12,230)	13,859	39,544	(14,473)	25,071

Interest-bearing deposits	1,632	(6,368)	(4,736)	2,842	(7,558)	(4,716)
Short-term borrowings	890	(1,153)	(263)	981	(1,454)	(473)

Interest expense	2,522	(7,521)	(4,999)	3,823	(9,012)	(5,189)

Net interest income (1)	$23,567	$(4,709)	$18,858	$35,721	$(5,461)	$30,260

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(2)	Non-accrual loans are included in loans.
The net interest margin for the second quarter of 2020 was
3.78%, a decrease of 20 basis points from the same period in 2019. The net interest margin for the first six months of 2020 was 3.84%, a decrease of 15 basis points from the same period in 2019. We continue to experience downward pressures on our net interest margin in 2020 and 2019 primarily due to the extended period of fluctuating historically low levels of short-term interest rates and a flat to inverted yield curve currently being experienced in the bond market. We have been able to somewhat mitigate the impact of these lower short-term interest rates and the flat/inverted yield curve by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and minimizing rates paid on interest bearing liabilities. In March 2020, as the market experienced volatility, we took advantage of that volatility to purchase high quality municipal bonds at favorable tax equivalent interest yields. The Federal Reserve increased rates 100 basis points in 2018 but then decreased rates 75 basis points during the third and fourth quarters of 2019 and then an additional 150 basis points in the first quarter of 2020, resulting in a current target rate range of zero to 25 basis points. The Company’s participation in the PPP loan program impacted the net interest margin from (i) the amortization of loan fees (positive) and (ii) the 1% loan rate (negative).

The net interest margin, which measures
tax-equivalent
net interest income as a percentage of average earning assets, is illustrated in Table 2.
Table 2 - Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three Months Ended June 30,
	2020			2019
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets

Short-term investments (1)	$353,468	$87	0.10%	$112,817	$667	2.37%
Taxable investment securities (2)	2,399,364	14,030	2.34	2,063,497	13,925	2.70
Tax-exempt investment securities (2)(3)	1,800,339	14,733	3.27	1,169,889	10,615	3.63
Loans (3)(4)	5,248,052	66,249	5.08	4,043,055	56,033	5.56

Total earning assets	9,801,223	$95,099	3.90%	7,389,258	$81,240	4.41%
Cash and due from banks	181,752			167,764
Bank premises and equipment, net	138,744			134,280
Other assets	87,091			63,629
Goodwill and other intangible assets, net	319,200			174,263
Allowance for loan losses	(63,192)			(52,005)

Total assets	$10,464,818			$7,877,189

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$5,135,772	$2,550	0.20%	$4,196,123	$7,286	0.70%
Short-term borrowings	877,076	412	0.19	378,389	675	0.72

Total interest-bearing liabilities	6,012,848	$2,962	0.20%	4,574,512	$7,961	0.70%
Noninterest-bearing deposits	2,830,960			2,136,264
Other liabilities	84,501			44,097

Total liabilities	8,928,309			6,754,873
Shareholders’ equity	1,536,509			1,122,316

Total liabilities and shareholders’ equity	$10,464,818			$7,877,189

Net interest income (3)		$92,137			$73,279

Rate Analysis:
Interest income/earning assets			3.90%			4.41%
Interest expense/earning assets			(0.12)			(0.43)

Net interest margin			3.78%			3.98%

	Six Months Ended June 30,
	2020			2019
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets

Short-term investments (1)	$292,245	$842	0.58%	$109,005	$1,286	2.38%
Taxable investment securities (2)	2,331,347	28,685	2.46	1,994,563	27,213	2.73
Tax-exempt investment securities (2)(3)	1,573,591	25,933	3.30	1,198,016	21,893	3.65
Loans (3)(4)	4,957,744	129,572	5.26	4,008,275	109,569	5.51

Total earning assets	9,154,927	$185,032	4.06%	7,309,859	$159,961	4.41%
Cash and due from banks	189,285			177,601
Bank premises and equipment, net	139,520			134,239
Other assets	87,818			64,004
Goodwill and other intangible assets, net	318,822			174,396
Allowance for loan losses	(61,134)			(52,146)

Total assets	$9,829,238			$7,807,953

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$5,019,929	$9,231	0.37%	$4,170,250	$13,947	0.67%
Short-term borrowings	668,840	928	0.28	393,432	1,401	0.72

Total interest-bearing liabilities	5,688,769	$10,159	0.36%	4,563,682	$15,348	0.68%
Noninterest-bearing deposits	2,561,248			2,109,640
Other liabilities	70,726			38,758

Total liabilities	8,320,743			6,712,080
Shareholders’ equity	1,508,495			1,095,873

Total liabilities and shareholders’ equity	$9,829,238			$7,807,953

Net interest income (3)		$174,873			$144,613

Rate Analysis:
Interest income/earning assets			4.06%			4.41%
Interest expense/earning assets			(0.22)			(0.42)

Net interest margin			3.84%			3.99%

(1)	Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(4)	Non-accrual loans are included in loans.
Noninterest Income
. Noninterest income for the second quarter of 2020 increased to $36.92 million compared to $27.98 million in same period in 2019. Mortgage related income increased 189.68% to $13.68 million compared with $4.72 million in the same quarter a year ago due to a significant increase in the volume of loans originated. The Company’s mortgage loan pipeline increased to $182.14 million as of June 30, 2020 when compared to $65.90 million at June 30, 2019. ATM, interchange and credit card fees increased 9.48% to $8.05 million compared with $7.35 million in the same quarter last year due to continued growth in the number of debit cards issued and our TB&T acquisition. Also included in noninterest income during the second quarter of 2020 was a gain on sale of securities of $1.51 million compared to $676 thousand from the same quarter a year ago. Trust fees decreased $66 thousand to $6.96 million in the second quarter of 2020 compared with $7.03 million in the same quarter last year due primarily to reduced mineral and lease bonus fees. The fair value of Trust assets managed increased to $6.78 billion from $6.19 billion a year ago. Service charges on deposits decreased to $4.32 million compared with $5.37 million in the same quarter a year ago due largely to the lack of economic activity caused by the pandemic during the second quarter of 2020.
Noninterest income for the
six-month
period ended June 30, 2020 was $65.65 million, an increase of $13.24 million compared to the same period in 2019. Mortgage related income increased in the first six months of 2020 to $17.53 million when compared to $8.20 million in the same period a year ago due to a significant increase in the volume of loans originated and additional income from the change to mandatory delivery related to sales in the secondary mortgage market (see notes 4 and 5 to the consolidated financial statements (unaudited)). ATM, interchange and credit card fees increased 8.86% to $15.45 million compared with $14.19 million in the same period last year due to continued growth in debit cards and our TB&T acquisition. Also included in noninterest income during the first six months of 2020 was a gain on sale of securities of $3.57 million compared to $676 thousand from the same quarter a year ago. Trust fees increased slightly to $14.40 million in the first six months of 2020 compared with $14.01 million in the same period in 2019. The fair value of Trust assets managed increased to $6.78 billion from $6.19 billion a year ago, but our revenue from oil and gas management decreased by $438 thousand due to decreased volumes in oil and gas production. Offsetting these increases was a $822 thousand decrease in interest on loan recoveries to $419 thousand for the first six months of 2020 compared to $1.24 million in the same period in 2019 due to the collection of a larger loan during the first six months of 2019 that had previously been on nonaccrual. In addition, service charges on deposits decreased to $10.23 million compared with $10.55 million in the same period last year ago due largely to the lack of economic activity caused by the pandemic during the second quarter of 2020.
ATM and interchange fees are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. ATM and interchange fees consist of income from debit card usage, point of sale income for debit card transactions and ATM service fees. Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is limited to the sum of 21 cents per transaction plus 5 basis points multiplied by the value of the transaction. Management has estimated the impact of this reduction in ATM and interchange fees to approximate $12.00 million annually
(pre-tax)
once the Company reaches $10 billion. Federal Reserve requirements stipulate that these rules would go into effect on July 1 st
following the
year-end
in which a financial institution’s total assets exceeded $10 billion at December 31 st
. At June 30, 2020, the Company’s total assets exceeded the $10 billion threshold, due primarily to the effect of the Company’s participation in the PPP loan program. Management continues to monitor the Company’s balance sheet levels and may utilize strategies to reduce the Company’s asset levels below $10 billion to mitigate the loss of debit card income.
Table 3 - Noninterest Income (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	Increase (Decrease)	2019	2020	Increase (Decrease)	2019

Trust fees	$6,961	$(66)	$7,027	$14,398	$392	$14,006
Service charges on deposit accounts	4,318	(1,056)	5,374	10,233	(317)	10,550
ATM, interchange and credit card fees	8,049	697	7,352	15,449	1,257	14,192
Gain on sale and fees on mortgage loans	13,676	8,955	4,721	17,528	9,333	8,195
Net gain on sale of available-for-sale securities	1,512	836	676	3,574	2,898	676
Net gain on sale of foreclosed assets	52	(1)	53	53	(69)	122
Net gain (loss) on sale of assets	(24)	(30)	6	92	86	6
Interest on loan recoveries	154	(749)	903	419	(822)	1,241
Other:
Check printing fees	60	12	48	122	33	89
Safe deposit rental fees	177	58	119	370	57	313
Credit life fees	394	(26)	420	566	(48)	614
Brokerage commissions	334	(83)	417	719	(44)	763
Miscellaneous income	1,256	396	860	2,128	482	1,646

Total other	2,221	357	1,864	3,905	480	3,425

Total Noninterest Income	$36,919	$8,943	$27,976	$65,651	$13,238	$52,413

Noninterest Expense
. Total noninterest expense for the second quarter of 2020 was $53.32 million, an increase of $5.02 million compared to $48.30 million in the same period of 2019. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent
basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the second quarter of 2020 was 41.32% compared to 47.71% for the same quarter in 2019. The reduction in the Company’s efficiency ratio during the second quarter of 2020 primarily resulted from the deferral of $3.62 million in noninterest expenses related to PPP loan origination costs.
Salaries, commissions and employee benefits for the second quarter of 2020 totaled $30.81 million, an increase of $3.42 million compared to the same period in 2019. The increase was primarily driven by (i) the TB&T acquisition, (ii) annual merit-based pay increases that were effective March 1, 2020 and (iii) higher mortgage related commission, offset by the deferral of $3.62 million PPP origination costs. All other categories of noninterest expense for the second quarter of 2020 totaled $22.51 million, up from $20.91 million in the same quarter a year ago. Included in noninterest expense in the second quarter of 2020 were technology contract termination and conversion related costs totaling $583 thousand related to the TB&T acquisition.
Total noninterest expense for the first six months of 2020 was $108.64 million, an increase of $12.97 million when compared to $95.67 million in the same period in 2019. Our efficiency ratio for the first six months of 2020 was 45.17%, compared to 48.56% from the same period in 2019. Management notes the reduction in the Company’s efficiency ratio for the first six months of 2020 primarily resulted from the deferral of $3.62 million in noninterest expenses related to PPP loan origination costs.
Salaries, commissions and employee benefits for the first six months of 2020 totaled $60.46 million, an increase of $6.54 million when compared to the same period in 2019. The increase was primarily driven by (i) the TB&T acquisition, (ii) annual pay increases that were effective March 1, 2020 and (iii) higher mortgage related commission, offset by the deferral of $3.62 million PPP origination costs. All other categories of noninterest expense for the first six months of 2020 totaled $48.18 million, an increase of $6.43 million when compared to the same period in 2019. Included in noninterest expense in the first six months period of 2020 were technology contract termination and conversion related costs totaling $4.39 million related to the TB&T acquisition.

Table 4 - Noninterest Expense (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	Increase (Decrease)	2019	2020	Increase (Decrease)	2019

Salaries and commissions	$23,270	$2,703	$20,567	$45,973	$5,729	$40,244
Medical	2,284	(4)	2,288	4,981	198	4,783
Profit sharing	1,978	94	1,884	2,950	(425)	3,375
Pension	—	(19)	19	—	(42)	42
401(k) match expense	897	196	701	1,736	311	1,425
Payroll taxes	1,714	302	1,412	3,530	521	3,009
Stock option and stock grant expense	671	148	523	1,286	246	1,040

Total salaries and employee benefits	30,814	3,420	27,394	60,456	6,538	53,918

Loss from partial settlement of pension plan	—	—	—	—	(900)	900
Net occupancy expense	3,101	322	2,779	6,128	586	5,542
Equipment expense	2,010	(321)	2,331	4,085	(699)	4,784
FDIC assessment fees	463	(75)	538	508	(568)	1,076
ATM, interchange and credit card expense	2,610	183	2,427	5,595	785	4,810
Professional and service fees	2,497	510	1,987	5,090	1,270	3,820
Printing, stationery and supplies	533	31	502	1,099	231	868
Operational and other losses	728	248	480	1,304	558	746
Software amortization and expense	2,010	227	1,783	4,034	654	3,380
Amortization of intangible assets	508	244	264	1,017	485	532

Other:
Data processing fees	444	92	352	867	100	767
Postage	384	(22)	406	685	(156)	841
Advertising	485	(393)	878	805	(957)	1,762
Correspondent bank service charges	227	51	176	431	84	347
Telephone	913	(50)	963	1,876	(47)	1,923
Public relations and business development	526	(226)	752	1,401	(115)	1,516
Directors’ fees	611	123	488	1,236	291	945
Audit and accounting fees	770	286	484	1,214	288	926
Legal fees	404	118	286	698	115	583
Regulatory exam fees	277	(14)	291	553	(29)	582
Travel	200	(336)	536	512	(363)	875
Courier expense	201	11	190	417	27	390
Other real estate owned	31	(31)	62	71	(1)	72
Other miscellaneous expense	2,574	619	1,955	8,558	4,790	3,768

Total other	8,047	228	7,819	19,324	4,027	15,297

Total Noninterest Expense	$53,321	$5,017	$48,304	$108,640	$12,967	$95,673

Balance Sheet Review
Loans
. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for
1-4
family residences and commercial real estate. The structure of loans in the real estate mortgage area generally provides re-pricing
intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of June 30, 2020, total loans held for investment were $5.25 billion, an increase of $1.06 billion, as compared to December 31, 2019 balances. This increase is due primarily from our participation in the PPP loan program and our TB&T acquisition. As compared to December 31, 2019, commercial loans increased $653.13 million, agricultural loans decreased $6.19 million, real estate loans increased $411.84 million and consumer loans decreased $674 thousand. Loans averaged $5.25 billion during the second quarter of 2020, an increase of $1.20 billion from the prior year second quarter average balances. Loans averaged $4.96 billion during the first six months of 2020, an increase of $949.47 million from the prior year six-month
period average balances.
Table 5 - Composition of Loans (in thousands):

	June 30,		December 31, 2019
	2020	2019

Commercial	$1,509,454	$813,887	$856,326
Agricultural	97,448	97,535	103,640
Real estate	3,235,208	2,730,585	2,823,372
Consumer	410,957	398,945	411,631

Total loans held-for-investment	$5,253,067	$4,040,952	$4,194,969

At June 30, 2020, our real estate loans represented approximately 61.59% of our loan portfolio and were comprised of (i)
1-4
family residence loans of 39.45%, (ii) commercial real estate loans of 29.58%, generally owner occupied, (iii) other loans, which includes ranches, hospitals and universities, of 14.51%, (iv) residential development and construction loans of 9.29%, which includes our custom and speculative home construction loans and (v) commercial development and construction loans of 7.17%.
Loans held for sale, consisting of secondary market mortgage loans, totaled $66.37 million, $22.31 million, and $28.23 million at June 30, 2020 and 2019, and December 31, 2019, respectively. At June 30, 2020 and 2019 and December 31, 2019, $3.08 million, $3.32 million and $5.15 million, respectively, are valued using the lower of cost or fair value method and the remaining amounts are valued under the fair value option method. See notes 4 and 5 to the consolidated financial statements (unaudited) related to the change to mandatory delivery for sales in the secondary mortgage market.
Asset Quality
. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by the Office of the Comptroller of the Currency (“OCC”). Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $39.72 million at June 30, 2020, as compared to $27.86 million at June 30, 2019 and $25.77 million at December 31, 2019. As a percent of loans and foreclosed assets, these assets were 0.75% at June 30, 2020, as compared to 0.69% at June 30, 2019 and 0.61% at December 31, 2019. As a percent of total assets, these assets were 0.38% at June 30, 2020, as compared to 0.35% at June 30, 2019 and 0.31% at December 31, 2019. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at June 30, 2020.
Supplemental Oil and Gas Information
. As of June 30, 2020, the Company’s exposure to the oil and gas industry totaled 2.78% of total loans, excluding PPP loans, or $128.14 million, up $8.35 million from December 31, 2019 year-end
levels, and consisted (based on collateral supporting the loan) of (i) development and production loans of 10.09%, (ii) oil and gas field servicing loans of 7.36%, (iii) real estate loans of 41.50%, (iv) accounts receivable and inventory of 2.15%, (v) automobile of 10.82% and (vi) other of 28.08%. The following oil and gas information is as of and for the quarters ended June 30, 2020 and 2019, and December 31, 2019:

	June 30,		December 31, 2019
	2020	2019

Oil and gas related loans, excluding PPP loans	$128,143	$107,097	$119,789
Oil and gas related loans as a % of total loans, excluding PPP loans	2.78%	2.64%	2.84%

Classified oil and gas related loans	$28,366	$3,438	$7,041
Non-accrual oil and gas related loans	3,702	621	481
Net charge-offs for oil and gas related loans for quarter/year then ended	195	—	—
Allowance for oil and gas related loans as a % of oil and gas loans	4.17%	2.95%	2.54%
Supplemental
COVID-19
Industry Exposure.
In addition, at June 30, 2020, loan balances in the retail/restaurant/hospitality industries totaled $338.76 million or 7.34% of the Company’s total loans, excluding PPP loans. Classified and nonperforming loans for these industries combined at June 30, 2020, totaled $15.84 million and $5.75 million, respectively. Net charge-offs related to this portfolio totaled $178 thousand and $308 thousand for the three and six-months
ended June 30, 2020, respectively. Additional information related to the Company’s retail/restaurant/hospitality industries follows below:

	June 30,	March 31,
	2020	2020

Retail loans	$216,244	$217,380
Restaurant loans	46,418	25,570
Hotel loans	51,957	46,690
Other hospitality loans	23,230	8,470
Travel loans	908	937

Total Retail/Restaurant/Hospitality loans, excluding PPP loans	$338,757	$299,047

Retail/Restaurant/Hospitality as a % of total loans, excluding PPP loans	7.34%	6.39%
Classified Retail/Restaurant/Hospitality loans	$15,837	$5,680
Nonaccrual Retail/Restaurant/Hospitality loans	5,752	867
Net Charge-Offs for Retail/Restaurant/Hospitality loans	178	130

Table 6 –
Non-accrual,
Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	June 30,		December 31, 2019
	2020	2019

Non-accrual loans*	$39,320	$26,408	$24,582
Loans still accruing and past due 90 days or more	92	300	153
Troubled debt restructured loans**	25	471	26

Nonperforming Loans	39,437	27,179	24,761
Foreclosed assets	287	681	1,009

Total nonperforming assets	$39,724	$27,860	$25,770

As a % of loans and foreclosed assets	0.75%	0.69%	0.61%
As a % of total assets	0.38	0.35	0.31

*	Includes $7.28 million, $464 thousand and $251 thousand of purchased credit impaired loans as of June 30, 2020 and 2019, and December 31, 2019, respectively.

**
Other troubled debt restructured loans of $4.67 million, $3.91 million and $4.79 million, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual
loans at June 30, 2020 and 2019, and December 31, 2019, respectively.

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

Provision and Allowance for Loan Losses
. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see note 1 to our notes to the consolidated financial statements (unaudited). The provision for loan losses was $8.70 million for the second quarter of 2020, as compared to $600 thousand for the second quarter of 2019. The provision for loan losses was $18.55 million for the six-month
period ended June 30, 2020 as compared to $1.57 million for the same period in 2019. The provision for loan losses in 2020 reflects primarily the stress on our loan portfolio from the increase in unemployment and economic effects of the
COVID-19
pandemic and the decrease in oil and gas prices. As a percent of average loans, net loan charge-offs were 0.01% for the second quarter of 2020, as compared to 0.04% for the second quarter of 2019. As a percentage of average loans, net loan charge-offs were 0.09% for the first six months of 2020, as compared to 0.05% for the first six months of 2019. The allowance for loan losses as a percent of total loans was 1.30% as of June 30, 2020, as compared to 1.28% as of June 30, 2019 and 1.24% as of December 31, 2019. While we note that our allowance for loan losses as a percentage of total loans has remained relatively flat, we acquired $455.18 million in loans in the TB&T Bancshares, Inc. acquisition that were recorded at fair value, including credit considerations, with no corresponding allowance for loan losses being recorded. The Company recorded a $7.65 million discount on the acquired loan portfolio at acquisition date and such amounts totaled $6.69 million at June 30, 2020.
Table 7 - Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Allowance for loan losses at period-end	$68,947	$51,820	$68,947	$51,820

Loans held for investment at period-end	5,253,067	4,040,952	5,253,067	4,040,952
Average total loans for period	5,248,052	4,043,055	4,957,744	4,008,275

Net charge-offs/average loans (annualized)	0.01%	0.04%	0.09%	0.05%
Allowance for loan losses/period-end total loans	1.30%	1.28%	1.30%	1.28%
Allowance for loan losses/non-accrual loans, past due 90 days still accruing and restructured loans	174.83%	190.66%	174.83%	190.66%
Interest-Bearing Demand Deposits in Banks.
At June 30, 2020, our interest-bearing deposits in banks were $196.43 million compared to $129.61 million at June 30, 2019 and $47.92 million at December 31, 2019, respectively. At June 30, 2020, interest-bearing deposits in banks included $196.12 million maintained at the Federal Reserve Bank of Dallas and $302 thousand on deposit with the Federal Home Loan Bank of Dallas (“FHLB”).
Available-for-Sale
Securities
. At June 30, 2020, securities with a fair value of $4.12 billion were classified as securities available-for-sale.
As compared to December 31, 2019, the
available-for-sale
portfolio at June 30, 2020
reflected (i) an increase in U.S. Treasury securities of $103 thousand, (ii) an increase of $661.30 million in obligations of states and political subdivisions, (iii) a decrease of $139 thousand in corporate bonds and other, and (iv) an increase of $44.29 million in mortgage-backed securities. We have seen an increase in our purchases of state and political subdivisions bonds in the first half of 2020 due to favorable shifts in tax equivalent yields. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.
See note 2 to the consolidated financial statements (unaudited) for additional disclosures relating to the investment portfolio at June 30, 2020 and 2019, and December 31, 2019.

Table 8 - Maturities and Yields of
Available-for-Sale
Securities Held at June 30, 2020 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury securities	$10,122	0.85%	$—	—%	$—	—%	$—	—%	$10,122	0.85%
Obligations of states and political subdivisions	114,830	4.81	669,229	4.09	1,148,866	3.27	17,354	3.39	1,950,279	3.64
Corporate bonds and other securities	4,569	2.11	—	—	—	—	—	—	4,569	2.11
Mortgage-backed securities	120,484	2.30	1,686,942	2.54	346,467	2.43	—	—	2,153,893	2.51

Total	$250,005	3.39%	$2,356,171	2.98%	$1,495,333	3.07%	$17,354	3.39%	$4,118,863	3.04%

All yields are computed on a
tax-equivalent
basis assuming a marginal tax rate of 21%. Yields on
available-for-sale
securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.
As of June 30, 2020, the investment portfolio had an overall tax equivalent yield of 3.04%, a weighted average life of 4.42 years and modified duration of 3.94 years.
Deposits
. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $8.16 billion as of June 30, 2020, as compared to $6.37 billion as of June 30, 2019 and $6.60 billion as of December 31, 2019. Table 9 provides a breakdown of average deposits and rates paid for the three and six-month
periods ended June 30, 2020 and 2019, respectively.
Table 9 — Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended June 30,
	2020		2019
	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$2,830,960	—%	$2,136,264	—%

Interest-bearing deposits:
Interest-bearing checking	2,486,194	0.14	2,054,770	0.77
Savings and money market accounts	2,183,507	0.16	1,705,154	0.56
Time deposits under $100,000	196,165	0.31	188,188	0.69
Time deposits of $100,000 or more	269,906	0.92	248,011	1.04

Total interest-bearing deposits	5,135,772	0.20%	4,196,123	0.70%

Total average deposits	$7,966,732		$6,332,387

Total cost of deposits		0.13%		0.46%

	Six Months Ended June 30,
	2020		2019
	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$2,561,248	—%	$2,109,640	—%

Interest-bearing deposits:
Interest-bearing checking	2,466,112	0.33	2,056,068	0.74
Savings and money market accounts	2,083,604	0.31	1,675,909	0.56
Time deposits under $100,000	197,960	0.56	189,921	0.62
Time deposits of $100,000 or more	272,253	1.03	248,352	0.94

Total interest-bearing deposits	5,019,929	0.37%	4,170,250	0.67%

Total average deposits	$7,581,177		$6,279,890

Total cost of deposits		0.25%		0.45%

Borrowings.
Included in borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $449.22 million, $362.01 million and $381.36 million at June 30, 2020 and 2019 and December 31, 2019, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the borrowings. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $877.08 million and $378.39 million in the second quarters of 2020 and 2019, respectively. The weighted average interest rates paid on these borrowings were 0.19% and 0.72% for the second quarters of 2020 and 2019, respectively. The average balances of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was $668.84 million and $393.43 million for the six-month
periods ended June 30, 2020 and 2019, respectively. The weighted average interest rate on these short-term borrowings was 0.28% and 0.72% for the first six months of 2020 and 2019, respectively.
Capital Resources
We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.
Total shareholders’ equity was $1.58 billion, or 15.30% of total assets at June 30, 2020, as compared to $1.16 billion or 14.60% of total assets at June 30, 2019 and $1.23 billion, or 14.85% of total assets at December 31, 2019. Included in shareholders’ equity at June 30, 2020 and 2019 and December 31, 2019, were $151.24 million, $60.57 million and $67.51 million, respectively, in unrealized gains (losses) on investment securities available-for-sale,
net of related income taxes. For the second quarter of 2020, total shareholders’ equity averaged $1.54 billion, or 14.68% of average assets, as compared to $1.12 billion, or 14.25% of average assets, during the same period in 2019. For the six months ended June 30, 2020, total shareholders’ equity averaged $1.51 billion or 15.35%, as compared to $1.10 billion or 14.04% of total assets during the same period in 2019.
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
As of June 30, 2020 and 2019, and December 31, 2019, we had a total capital to risk-weighted assets ratio of 22.03%, 21.16% and 21.13%, a Tier 1 capital to risk-weighted assets ratio of 20.78%, 20.04% and 20.06%; a common equity Tier 1 to risk-weighted assets ratio of 20.78%, 20.04% and 20.06% and a leverage ratio of 11.25%, 12.29% and 12.60%, respectively. The regulatory capital ratios as of June 30, 2020 and 2019, and December 31, 2019 were calculated under Basel III rules.
The regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III Fully Phased-In*		Required to be Considered Well- Capitalized
As of June 30, 2020:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital to Risk-Weighted Assets:
Consolidated	$1,191,492	22.03%	$567,829	10.50%	$540,789	10.00%
First Financial Bank, N.A	$1,086,019	20.13%	$566,561	10.50%	$539,582	10.00%

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,123,866	20.78%	$459,671	8.50%	$324,474	6.00%
First Financial Bank, N.A	$1,018,543	18.88%	$458,645	8.50%	$431,666	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,123,866	20.78%	$378,552	7.00%	—	N/A
First Financial Bank, N.A	$1,018,543	18.88%	$377,708	7.00%	$350,728	6.50%

Leverage Ratio:
Consolidated	$1,123,866	11.25%	$399,750	4.00%	—	N/A
First Financial Bank, N.A	$1,018,543	10.22%	$398,459	4.00%	$498,074	5.00%

*	At June 30, 2020, the capital conservation buffer under Basel III has been fully phased-in.

	Actual		Minimum Capital Required-Basel III Fully Phased-In*		Required to be Considered Well- Capitalized
As of June 30, 2019:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital to Risk-Weighted Assets:
Consolidated	$995,299	21.16%	$493,803	10.50%	$470,288	10.00%
First Financial Bank, N.A	$901,188	19.21%	$492,484	10.50%	$469,032	10.00%

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$942,670	20.04%	$399,745	8.50%	$282,173	6.00%
First Financial Bank, N.A	$848,560	18.09%	$398,677	8.50%	$375,226	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$942,670	20.04%	$329,202	7.00%	—	N/A
First Financial Bank, N.A	$848,560	18.09%	$328,323	7.00%	$304,871	6.50%

Leverage Ratio:
Consolidated	$942,670	12.29%	$306,707	4.00%	—	N/A
First Financial Bank, N.A	$848,560	11.11%	$305,515	4.00%	$381,893	5.00%

	Actual		Minimum Capital Required Under Basel III Phase-In		Required to be Considered Well- Capitalized
As of December 31, 2019:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital to Risk-Weighted Assets:
Consolidated	$1,051,029	21.13%	$522,275	10.50%	$497,405	10.00%
First Financial Bank, N.A	$908,778	18.31%	$521,081	10.50%	$496,268	10.00%

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$997,721	20.06%	$422,794	8.50%	$298,443	6.00%
First Financial Bank, N.A	$855,470	17.24%	$421,828	8.50%	$397,014	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$997,721	20.06%	$348,184	7.00%	—	N/A
First Financial Bank, N.A	$855,470	17.24%	$347,388	7.00%	$322,574	6.50%

Leverage Ratio:
Consolidated	$997,721	12.60%	$316,850	4.00%	—	N/A
First Financial Bank, N.A	$855,470	10.84%	$315,570	4.00%	$394,463	5.00%
In connection with the adoption of the Basel III regulatory capital framework, our subsidiary bank made the election to continue to exclude accumulated other comprehensive income from available-for-sale
securities (“AOCI”) from capital in connection with its quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.
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
As of June 30, 2020, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 4.43% and 8.86%, respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 3.05% and 5.03%, respectively, relative to the current financial statement structure over the next twelve months. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end
will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price
in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.
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
Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated
banks totaling $130.00 million. At June 30, 2020, no amounts were drawn on these lines of credit. Our subsidiary bank also has (i) an available a line of credit with the FHLB totaling $1.79 billion at June 30, 2020, secured by portions of our loan portfolio and certain investment securities and (ii) access to the Federal Reserve Bank of Dallas lending program. At June 30, 2020, the Company had no outstanding advances under these lines of credit.
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
Prime Rate. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at June 30, 2020. There was no outstanding balance under the line of credit as of June 30, 2020 or December 31, 2019.
In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $89.85 million at June 30, 2020, investment securities which totaled $3.62 million at June 30, 2020 and mature over 9 to 10 years, available dividends from our subsidiaries which totaled $257.09 million at June 30, 2020, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.
Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of June 30, 2020, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. We are monitoring closely the economic impact of the coronavirus on our customers and the communities we serve. Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
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
Table 10 – Commitments as of June 30, 2020 (in thousands):

Total Notional Amounts Committed

Unfunded lines of credit	$810,957
Unfunded commitments to extend credit	520,515
Standby letters of credit	40,214

Total commercial commitments	$1,371,686

We believe we have no other
off-balance
sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements. Amounts related to interest rate lock commitments are not included in this table.
Parent Company Funding
. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At June 30, 2020, approximately $257.09 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $5.00 million and $4.00 million for the six-month
periods ended June 30, 2020 and 2019, respectively.
Dividends
. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 39.17% and 38.00% of net earnings for the first six months of 2020 and 2019, respectively. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy. On April 28, 2020 the Board of Directors declared a $0.13 per share cash dividend for the second quarter of 2020, an 8.33% increase over 2019.
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
As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule
13a-15(e)
or
15d-15(e)
of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.
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
There has been no material change in the risk factors previously disclosed under Part I, Item 1A of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019 and Part II, Item 1A of the Company’s Quarterly Report on Form
10-Q
for the quarter ended March 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Common Stock
On March 12, 2020, the Company’s Board of Directors authorized the repurchase of up to 4,000,000 common shares through September 30, 2021. The stock repurchase plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through June 30, 2020, 324,802 shares were repurchased totaling $8,008,000 under this repurchase plan.
The following table presents shares that have been repurchased under the Company’s repurchase program:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2020 through April 30, 2020	324,802	$24.7530	324,802	3,675,198
May 1, 2020 through May 31, 2020	—	—	—	3,675,198
June 1, 2020 through June 30, 2020	—	—	—	3,675,198

Total	324,802	$24.7530	324,802	3,675,198

Item 3.	Defaults Upon Senior Securities
Not Applicable

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information
As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2020, J. Bruce Hildebrand, the Chief Financial Officer of the Company, will retire effective August 2, 2020. James R. Gordon will succeed Mr. Hildebrand as Chief Financial Officer of the Company effective July 29, 2020.

Item 6.	Exhibits

2.1	—	Agreement and Plan of Reorganization, dated October 12, 2017, by and among First Financial Bankshares, Inc., Kingwood Merger Sub, Inc., and Commercial Bancshares, Inc. (schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference from Exhibit 2.1 to Registrant’s Form 8-K filed October 12, 2017).

2.2	—	Agreement and Plan of Reorganization, dated September 19, 2019, by and among First Financial Bankshares, Inc., Brazos Merger Sub, Inc., and TB&T Bancshares, Inc. (schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference from Exhibit 2.1 to Registrant’s Form 8-K filed September 20, 2019).

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q filed July 30, 2019).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed April 3, 2020).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

4.2	—	Description of Registrant’s Securities (incorporated by reference from Exhibit 4.2 of the Registrant’s Form 10-K filed February 14, 2020).

10.1	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010).++

10.2	—	2012 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 1, 2012).++

10.3	—	Loan agreement dated June 30, 2013, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed July 1, 2013).

10.4	—	First Amendment to Loan Agreement, dated June 30, 2015, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 30, 2015).

10.5	—	Second Amendment to Loan Agreement, dated June 30, 2017, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 30, 2017).

10.6	—	Third Amendment to Loan Agreement, dated June 30, 2019, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed July 1, 2019).

10.7	—	2015 Restricted Stock Plan as Amended and Restated April 28, 2020 (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed May 1, 2020).++

10.8	—	Form of Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 30, 2020).++

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.+

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.+

101.INS	—	XBRL Instance Document.- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	—	XBRL Taxonomy Extension Schema Document.*

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.*

*	Filed herewith
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

FIRST FINANCIAL BANKSHARES, INC.

Date: July 28, 2020	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: July 28, 2020	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and Chief Financial Officer