Form 10-Q
period 2020-09-30
FIRST FINANCIAL BANKSHARES INC
filed 2020-11-04
CIK 36029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
12b-2
of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 4, 2020
Common Stock, $0.01 par value per share	142,113,899

TABLE OF

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
The consolidated balance sheets of First Financial Bankshares, Inc. and Subsidiaries (the “Company” or “we”) at September 30, 2020 and 2019 (unaudited) and December 31, 2019, and the consolidated statements of earnings, comprehensive earnings and shareholders’ equity for the three and nine-months ended September 30, 2020 and 2019 (unaudited), and the consolidated statements of cash flows for the nine-months ended September 30, 2020 and 2019 (unaudited) and notes to consolidated financial statements (unaudited), follow on pages 4 through 38.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,		December 31,
	2020	2019	2019
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$175,088	$198,855	$231,534
FEDERAL FUNDS SOLD	—	—	3,150
INTEREST-BEARING DEMAND DEPOSITS IN BANKS	58,933	31,410	47,920

Total cash and cash equivalents	234,021	230,265	282,604
SECURITIES AVAILABLE-FOR-SALE, at fair value	4,431,280	3,397,156	3,413,317
LOANS:
Held-for-investment	5,293,679	4,100,316	4,194,969
Less - allowance for loan losses	(76,038)	(51,889)	(52,499)

Net loans held-for-investment	5,217,641	4,048,427	4,142,470
Held-for-sale ($94,666, $39,735 and $23,076 at fair value at September 30, 2020 and 2019 and December 31, 2019, respectively)	101,055	40,499	28,228

Net loans	5,318,696	4,088,926	4,170,698
BANK PREMISES AND EQUIPMENT, net	141,002	132,367	131,022
GOODWILL AND INTANGIBLE ASSETS, net	318,875	173,905	173,667
OTHER ASSETS	123,778	91,220	90,919

Total assets	$10,567,652	$8,113,839	$8,262,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$2,950,407	$2,210,997	$2,065,128
INTEREST-BEARING DEPOSITS	5,344,481	4,186,686	4,538,678

Total deposits	8,294,888	6,397,683	6,603,806
DIVIDENDS PAYABLE	18,476	16,299	16,306
BORROWINGS	503,163	400,155	381,356
OTHER LIABILITIES	131,624	94,604	33,562

Total liabilities	8,948,151	6,908,741	7,035,030

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock - ($0.01 par value, authorized 200,000,000 shares; 142,121,595, 135,822,456 and 135,891,755 shares issued at September 30, 2020 and 2019 and December 31, 2019, respectively)	1,421	1,358	1,359
Capital surplus	668,815	448,968	450,676
Retained earnings	797,202	682,575	707,656
Treasury stock (shares at cost: 934,859, 928,287 and 927,408 at September 30, 2020 and 2019 and December 31, 2019, respectively)	(8,780)	(8,042)	(8,222)
Deferred compensation	8,780	8,042	8,222
Accumulated other comprehensive earnings, net of income taxes	152,063	72,197	67,506

Total shareholders’ equity	1,619,501	1,205,098	1,227,197

Total liabilities and shareholders’ equity	$10,567,652	$8,113,839	$8,262,227

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three - Months Ended September 30,		Nine - Months Ended September 30,
	2020	2019	2020	2019
INTEREST INCOME:
Interest and fees on loans	$66,372	$57,123	$195,299	$166,095
Interest on investment securities:
Taxable	12,063	14,292	40,748	41,505
Exempt from federal income tax	12,877	8,795	34,721	27,801
Interest on federal funds sold and interest-bearing demand deposits in banks	61	381	903	1,668

Total interest income	91,373	80,591	271,671	237,069
INTEREST EXPENSE:
Interest on deposits	2,063	7,123	11,293	21,070
Other	100	830	1,030	2,231

Total interest expense	2,163	7,953	12,323	23,301

Net interest income	89,210	72,638	259,348	213,768
PROVISION FOR CREDIT LOSSES	9,000	450	27,550	2,015

Net interest income after provision s for c redit losses	80,210	72,188	231,798	211,753

NONINTEREST INCOME:
Trust fees	7,461	7,051	21,859	21,057
Service charges on deposit accounts	5,009	5,629	15,242	16,179
ATM, interchange and credit card fees	8,644	7,728	24,093	21,920
Gain on sale and fees on mortgage loans	15,228	5,733	32,756	13,928
Net gain on sale of available-for-sale securities (includes $36 and $52 for the three - months ended September 30, 2020 and 2019, respectively, and $3,610 and $728 for the nine - months ended September 30, 2020 and 2019, respectively, related to accumulated other comprehensive earnings reclassifications)	36	52	3,610	728
Net gain on sale of foreclosed assets	19	71	72	193
Net gain (loss) on sale of assets	(2)	235	90	241
Interest on loan recoveries	202	575	621	1,815
Other	1,978	1,595	5,883	5,020

Total noninterest income	38,575	28,669	104,226	81,081
NONINTEREST EXPENSE:
Salaries, commissions and employee benefits	33,649	28,550	94,105	82,468
Loss from partial settlement of pension plan	—	—	—	900
Net occupancy expense	3,193	2,830	9,321	8,372
Equipment expense	2,157	2,225	6,242	7,009
FDIC insurance premiums	587	15	1,095	1,091
ATM, interchange and credit card expenses	2,829	2,627	8,424	7,437
Professional and service fees	2,237	1,902	7,327	5,721
Printing, stationery and supplies	615	480	1,714	1,348
Operational and other losses	621	507	1,925	1,253
Software amortization and expense	2,265	1,767	6,299	5,147
Amortization of intangible assets	490	246	1,507	778
Other	6,950	7,761	26,274	23,059

Total noninterest expense	55,593	48,910	164,233	144,583

EARNINGS BEFORE INCOME TAXES	63,192	51,947	171,791	148,251
INCOME TAX EXPENSE (includes $8 and $11 for the three -months ended September 30, 2020 and 2019, respectively, and $758 and $153 for the nine -months ended September 30, 2020 and 2019, respectively, related to income tax expense from reclassification items)	10,335	8,867	28,233	24,827

NET EARNINGS	$52,857	$43,080	$143,558	$123,424

EARNINGS PER SHARE, BASIC	$0.37	$0.32	$1.01	$0.91

EARNINGS PER SHARE, DILUTED	$0.37	$0.32	$1.01	$0.91

DIVIDENDS PER SHARE	$0.13	$0.12	$0.38	$0.35

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)
(Dollars in thousands)

	Three - Month s Ended September 30,		Nine - Months Ended September 30,
	2020	2019	2020	2019
NET EARNINGS	$52,857	$43,080	$143,558	$123,424
OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain on investment securities available-for-sale, before income taxes	1,083	16,446	110,644	88,517
Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(36)	(52)	(3,610)	(728)

Total other items of comprehensive earnings	1,047	16,394	107,034	87,789
Income tax expense related to other items of comprehensive earnings	(220)	(3,444)	(22,477)	(18,437)

COMPREHENSIVE EARNINGS	$53,684	$56,030	$228,115	$192,776

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

								Accumulated
								Other	Total
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Deferred Compensation	Comprehensive Earnings	Shareholders’ Equity
	Shares	Amount			Shares	Amounts
Balances at June 30, 2019 (unaudited)	135,809,224	$1,358	$448,349	$655,794	(929,441)	$(7,823)	$7,823	$59,247	$1,164,748
Net earnings (unaudited)	—	—	—	43,080	—	—	—	—	43,080
Stock option exercises (unaudited)	13,232	—	188	—	—	—	—	—	188
Cash dividends declared, $0.12 per share (unaudited)	—	—	—	(16,299)	—	—	—	—	(16,299)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	12,950	12,950
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	1,154	(219)	219	—	—
Stock option expense (unaudited)	—	—	431	—	—	—	—	—	431

Balances at September 30, 2019 (unaudited)	135,822,456	$1,358	$448,968	$682,575	(928,287)	$(8,042)	$8,042	$72,197	$1,205,098

Balances at June 30, 2020 (unaudited)	142,035,396	$1,420	$666,963	$762,830	(932,018)	$(8,697)	$8,697	$151,236	$1,582,449
Net earnings (unaudited)	—	—	—	52,857	—	—	—	—	52,857
Stock option exercises (unaudited)	86,199	1	1,508	—	—	—	—	—	1,509
Cash dividends declared, $0.13 per share (unaudited)	—	—	—	(18,485)	—	—	—	—	(18,485)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	827	827
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(2,841)	(83)	83	—	—
Stock option expense (unaudited)	—	—	344	—	—	—	—	—	344

Balances at September 30, 2020 (unaudited)	142,121,595	$1,421	$668,815	$797,202	(934,859)	$(8,780)	$8,780	$152,063	$1,619,501

(continued)

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity
Balances at December 31, 2018	67,753,133	$678	$443,114	$606,658	(467,811)	$(7,507)	$7,507	$2,845	$1,053,295
Net earnings (unaudited)	—	—	—	123,424	—	—	—	—	123,424
Stock option exercises (unaudited)	185,779	2	3,491	—	—	—	—	—	3,493
Restricted stock grant (unaudited)	43,334	—	1,307	—	—	—	—	—	1,307
Cash dividends declared, $0.35 per share (unaudited)	—	—	—	(46,829)	—	—	—	—	(46,829)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	69,352	69,352
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	3,863	(535)	535	—	—
Stock option expense (unaudited)	—	—	1,056	—	—	—	—	—	1,056
Two-for-one stock split in the form of a 100% stock dividend (unaudited)	67,840,210	678	—	(678)	(464,339)	—	—	—	—

Balances at September 30, 2019 (unaudited)	135,822,456	$1,358	$448,968	$682,575	(928,287)	$(8,042)	$8,042	$72,197	$1,205,098

Balances at December 31, 2019	135,891,755	$1,359	$450,676	$707,656	(927,408)	$(8,222)	$8,222	$67,506	$1,227,197
Stock issued in acquisition of TB&T Bancshares, Inc. (unaudited)	6,275,574	63	220,210	—	—	—	—	—	220,273
Net earnings (unaudited)	—	—	—	143,558	—	—	—	—	143,558
Stock option exercises (unaudited)	246,919	2	3,988	—	—	—	—	—	3,990
Restricted stock grant (unaudited)	32,149	—	913	—	—	—	—	—	913
Cash dividends declared, $0.38 per share (unaudited)	—	—	—	(54,012)	—	—	—	—	(54,012)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	84,557	84,557
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(7,451)	(558)	558	—	—
Stock option expense (unaudited)	—	—	1,033	—	—	—	—	—	1,033
Shares repurchased under stock repurchase authorization (unaudited)	(324,802)	(3)	(8,005)	—	—	—	—	—	(8,008)

Balances at September 30, 2020 (unaudited)	142,121,595	$1,421	$668,815	$797,202	(934,859)	$(8,780)	$8,780	$152,063	$1,619,501

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
(Dollars in thousands)

	Nine-Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$143,558	$123,424
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,493	8,730
Provision for credit losses	27,550	2,015
Securities premium amortization, net	28,586	18,690
Discount accret ion on purchased loans	(3,209)	(1,282)
Gain on sale of assets, net	(3,882)	(1,312)
Deferred federal income tax (expense) benefit	7,080	1,720
Change in loans held-for-sale	(69,987)	(18,491)
Change in other assets	(13,064)	1,789
Change in other liabilities	8,780	9,097

Total adjustments	(8,653)	20,956

Net cash provided by operating activities	134,905	144,380

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition of TB&T Bancshares, Inc.	61,028	—
Net decrease in interest-bearing time deposits in banks	—	1,458
Activity in available-for-sale securities:
Sales	263,042	67,404
Maturities	5,851,760	4,342,074
Purchases	(6,902,770)	(4,526,709)
Net increase in loans held -for-investment	(653,105)	(148,271)
Purchases of bank premises and equipment	(12,539)	(7,541)
Proceeds from sale of bank premises and equipment and other assets	1,192	1,344

Net cash used in investing activities	(1,391,392)	(270,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	647,454	94,890
Net increase in interest-bearing deposits	494,503	122,404
Net increase (decrease) in borrowings	121,807	(68,551)
Common stock transactions:
Proceeds from stock option exercises	3,990	3,493
Dividends paid	(51,842)	(44,757)
Repurchase of stock	(8,008)	—

Net cash provided by financing activities	1,207,904	107,479

NET DE CREASE IN CASH AND CASH EQUIVALENTS	(48,583)	(18,382)
CASH AND CASH EQUIVALENTS, beginning of period	282,604	248,647

CASH AND CASH EQUIVALENTS, end of period	$234,021	$230,265

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$12,466	$22,963
Federal income taxes paid	33,534	22,141
Transfer of loans and bank premises to other real estate	45	1,208
Investment securities purchased but not settled	53,730	51,181
Restricted stock grant to officers and directors	913	1,307
Stock issued in acquisition of TB&T Bancshares, Inc.	220,273	—
See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Nature of Operations
First Financial Bankshares, Inc. (a Texas corporation) (“Company,” “we” or “us”) is a financial holding company which owns all of the capital stock of one bank with 78 locations located in Texas as of September 30, 2020. The Company’s subsidiary bank is First Financial Bank, N. A. The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which First Financial Bank, N.A., is located. In addition, the Company also owns First Financial Trust & Asset Management Company, National Association, First Financial Insurance Agency, Inc., and First Technology Services, Inc.
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
Stock Split and Increase in Authorized Shares
On April 23, 2019, the Company’s Board of Directors declared a two-for-one stock split of the Company’s outstanding common shares in the form of a 100% stock dividend effective on June 3, 2019. In addition, the shareholders of the Company approved an amendment to the Amended and Restated Certificate of Formation to increase the number of authorized shares to 200,000,000. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock in the consolidated financial statements as of and for the nine-months
ended September 30, 2019.

Stock Repurchase
On March 12, 2020, the Company’s Board of Directors authorized the repurchase of up to 4,000,000 common shares through September 30, 2021. Previously, the Board of Directors had authorized the repurchase of up to 2,000,000 common shares through September 30, 2020. The stock repurchase plan authorizes management to repurchase and ret
ire
the stock at such time as repurchases
 a
nd
retirem
ents
 are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through September 30, 2020, 324,802 shares were repurchased totaling $8,008,000 under this repurchase plan. Subsequent to September 30, 2020 and through
November 4
,

2020
,
no additional shares were repurchased.
Acquisition
On January 1, 2020, the Company acquired 100% of the outstanding capital stock of TB&T Bancshares, Inc. through the merger of a wholly-owned subsidiary with and into TB&T Bancshares, Inc. Following such merger, TB&T Bancshares, Inc. and its wholly-owned subsidiary, The Bank & Trust of Bryan/College Station, Texas were merged into the Company and First Financial Bank,
N.A
.
,
respectively. The results of operations of TB&T Bancshares, Inc. subsequent to the acquisition date, are included in the consolidated earnings of the Company. See note 11 for additional information.
Status of New Accounting Standard for Accounting for Allowance for Credit Losses
On January 1, 2020, ASU
2016-13,
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
, became effective for the Company which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. CECL also applies to off-balance
sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, ASU
2016-13
made changes to the accounting for
available-for-sale
debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale
debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States that included an option for entities to delay the implementation of ASU
2016-13
until the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. The Company elected to delay its implementation of ASU
2016-13
and has calculated and recorded its provision for loan losses under the incurred loss model that existed prior to ASU
2016-13
for the three and nine-months ended September 30, 2020.
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
Currently we expect to adopt CECL during the fourth quarter of 2020 with retroactive application to January 1, 2020 which may require adjustments to the amounts for provision for credit losses for the three and nine-months ended September 30, 2020.

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
ASU
2017-04,
“Intangibles – Goodwill and Other.”
ASU
2017-04
amended and simplified current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. ASU
2017-04
became effective for the Company on January 1, 2020 and did not have a significant impact on the Company’s financial statements.
ASU
2018-13,
“Fair Value Measurement (Topic 820). – Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.”
ASU
2018-13
modified the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU
2018-13
remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU
2018-13
became effective on January 1, 2020 and did not have a significant impact on the Company’s financial statements.
ASU
2019-12,
“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.”
ASU
2019-12,
simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up
in the tax basis of goodwill. ASU
2019-12
is effective for the Company for annual reporting periods after December 15, 2020, and interim periods within. Adoption of ASU
2019-12
is not expected to have a material impact on the Company’s financial statements.

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
The Company’s investment portfolio
currently

consists
of obligations of state and political subdivisions, mortgage pass-through securities, corporate bonds and general obligation or revenue based municipal bonds. Pricing for such securities is generally readily available and transparent in the market. The Company utilizes independent third-party pricing services to value its investment securities, which the Company reviews as well as the underlying pricing methodologies for reasonableness and to ensure such prices are aligned with pricing matrices. The Company validates prices supplied by the independent pricing services by comparison to prices obtained from other third-party sources on a quarterly basis.

Loans
Held-for-Investment
and Allowance for Loan Losses
Loans
held-for-investment
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
(net of recoveries). Management’s periodic evaluation of the appropriateness of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. For purposes of determining our historical valuation reserve, the loan portfolio, less cash secured loans, government guaranteed loans and classified loans, is multiplied by the Company’s historical loss rate adjusted for the estimated loss emergence period. Specific allocations are increased or decreased in accordance with deterioration or improvement in credit quality and a corresponding increase or decrease in risk of loss on a particular loan. In addition, we adjust our allowance for loan
losses

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
Accrual of interest is discontinued on a loan and payments are applied to principal when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Except consumer loans, generally all loans past due greater than 90 days, based on contractual terms, are placed on nonaccrual.
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

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral less cost to sell. Other loan impairments for non-collateral
dependent loans are measured based on the present value of expected future cash flows or the loan’s observable market price. At September 30, 2020 and 2019 and December 31, 2019, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral less cost to sell.
From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. For all impaired loans, including the Company’s troubled debt restructurings, the Company performs a periodic, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment to assess the likelihood that all principal and interest payments required under the terms of the agreement will be collected in full. When doubt exists about the ultimate collectability of principal and interest, the troubled debt restructuring remains on non-accrual
status and payments received are applied to reduce principal to the extent necessary to eliminate such doubt. This determination of accrual status is judgmental and is based on facts and circumstances related to each troubled debt restructuring. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral, modified loan terms and cash flow. As of September 30, 2020 and 2019, and December 31, 2019, substantially all of the Company’s troubled debt restructured loans were on non-accrual.
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

Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their acquisition fair value, which includes a credit component at the acquisition date, was based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the discounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on nonaccrual. Subsequent to the acquisition date, increases in expected cash flows will generally result in a recovery of any previously recorded allowance for loan loss, to the extent applicable, and/or a reclassification from the non-accretable
difference to accretable yield, which will be recognized prospectively. Decreases in expected cash flows subsequent to acquisition are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at September 30, 2020 and 2019 and December 31, 2019 were $5,978,000, $342,000 and $251,000, respectively, compared to a contractual balance of $8,469,000, $605,000 and $345,000, respectively. Other purchased credit impaired loan disclosures have been omitted due to immateriality.
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
Business Combinations, Goodwill and Other Intangible Assets
The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year. There was no impairment recorded for the three and nine-months
ended September 30, 2020 or 2019, respectively.
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
Accumulated Other Comprehensive Earnings (Loss)
Unrealized net gains on the Company’s
available-for-sale
securities (after applicable income tax
e
s
) totaling $152,063,000
,
$73,521,000
and

$67,506,000
a
t

September 30, 2020 and 2019
 and December 31, 2019
,
 respectively, and the minimum pension liability (after applicable income tax benefit) totaling ($1,324,000) at September 30, 2019, are included in accumulated other comprehensive earnings
. There were no amounts under the minimum pension liability at September 30, 2020 or December 31, 2019
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
Stock Based Compensation
The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the grant date. The Company recorded stock option expense totaling $344,000 and $431,000 for the three-months ended September 30, 2020 and 2019, respectively. The Company recorded stock option expense totaling $1,033,000 and $1,056,000 for the nine-months ended September 30, 2020 and 2019, respectively.
The Company also grants restricted stock for a fixed number of shares. The Company recorded expenses associated with its director and officer restricted stock grants totaling $569,000 and $433,000, for the three-months ended September 30, 2020 and 2019, respectively. The Company recorded expenses associated with its director and officer restricted stock grants totaling $1,501,000 and $1,116,000 for the nine-months ended September 30, 2020 and 2019, respectively.
See note 8 for further information.
Advertising Costs
Advertising costs are expensed as incurred.

Per Share Data
Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. The Company calculates dilutive EPS assuming all outstanding stock options to purchase common shares and unvested restricted stock shares have been exercised and/or vested at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is reflected by application of the treasury stock method, whereby the proceeds from the exercised options and unearned compensation for restricted stock are assumed to be used to purchase common shares at the average market price during the respective period. Anti-dilutive shares for the three and nine-months ended September 30, 2020 were

approximately

400,000
and
15,000
 respectively, and
were
excluded from the computation of EPS.

For the three and nine-months ended September 30, 2019, there were no anti-dilutive shares
.
The following table reconciles the computation of basic EPS to dilutive EPS:

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended September 30, 2020:
Net earnings per share, basic	$52,857	141,980,707	$0.37
Effect of stock options and stock grants	—	548,535	—

Net earnings per share, diluted	$52,857	142,529,242	$0.37

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
Fo r the nine-month s ended September 30, 2020 :
Net earnings per share, basic	$143,558	142,023,930	$1.01
Effect of stock options and stock grants	—	495,518	—

Net earnings per share, diluted	$143,558	142,519,448	$1.01

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended September 30, 2019 :
Net earnings per share, basic	$43,080	135,693,901	$0.32
Effect of stock options and stock grants	—	675,427	—

Net earnings per share, diluted	$43,080	136,369,328	$0.32

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the nine-months ended Septe mber 30, 2019:
Net earnings per share, basic	$123,424	135,613,646	$0.91
Effect of stock options and stock grants	—	660,696	—

Net earnings per share, diluted	$123,424	136,274,342	$0.91

Note 2 - Securities
A summary of the Company’s
available-for-sale
securities follows (in thousands):

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Obligations of states and political subdivisions	$2,252,412	$119,952	$(4,875)	$2,367,489
Residential mortgage-backed securities	1,454,422	54,744	(112)	1,509,054
Commercial mortgage-backed securities	527,392	22,776	—	550,168
Corporate bonds and other	4,398	171	—	4,569

Total securities available-for-sale	$4,238,624	$197,643	$(4,987)	$4,431,280

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
U.S. Treasury securities	$9,990	$31	$—	$10,021
Obligations of states and political subdivisions	1,182,549	59,734	(86)	1,242,197
Corporate bonds and other	4,643	87	—	4,730
Residential mortgage-backed securities	1,597,807	27,001	(1,428)	1,623,380
Commercial mortgage-backed securities	509,019	8,069	(260)	516,828

Total securities available-for-sale	$3,304,008	$94,922	$(1,774)	$3,397,156

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
U.S. Treasury securities	$9,997	$22	$—	$10,019
Obligations of states and political subdivisions	1,231,619	57,764	(400)	1,288,983
Corporate bonds and other	4,643	65	—	4,708
Residential mortgage-backed securities	1,586,872	23,139	(1,148)	1,608,863
Commercial mortgage-backed securities	494,674	6,356	(286)	500,744

Total securities available-for-sale	$3,327,805	$87,346	$(1,834)	$3,413,317

The Company invests in mortgage-backed securities that have expected maturities
that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at September 30, 2020 were computed by using scheduled amortization of balances and historical prepayment rates.

The amortized cost and estimated fair value of
available-for-sale
securities at September 30, 2020 by contractual and expected maturity, are shown below (in thousands):

	Amortized	Estimated
	Cost Basis	Fair Value
Due within one year	$118,519	$120,206
Due after one year through five years	623,518	669,407
Due after five years through ten years	1,468,748	1,536,734
Due after ten years	46,025	45,711
Mortgage-backed securities	1,981,814	2,059,222

Total	$4,238,624	$4,431,280

The following tables disclose the Company’s investment securities that have been in a continuous unrealized-loss
position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
September 30, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$395,729	$4,875	$—	$—	$395,729	$4,875
Residential mortgage-backed securities	49,559	76	4,916	36	54,475	112

Total	$445,288	$4,951	$4,916	$36	$450,204	$4,987

	Less than 12 Months		12 Months or Longer		Total
September 30, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$11,140	$86	$828	$—	$11,968	$86
Residential mortgage-backed securities	91,850	75	146,449	1,353	238,299	1,428
Commercial mortgage-backed securities	42,310	115	74,873	145	117,183	260

Total	$145,300	$276	$222,150	$1,498	$367,450	$1,774

	Less than 12 Months		12 Months or Longer		Total
December 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of state and political subdivisions	$65,787	$400	$326	$—	$66,113	$400
Residential mortgage-backed securities	100,004	306	103,983	842	203,987	1,148
Commercial mortgage-backed securities	74,560	178	35,178	108	109,738	286

Total	$240,351	$884	$139,487	$950	$379,838	$1,834

The number of investments in an unrealized loss position totaled 80 at September 30, 2020. We do not believe these unrealized losses are “other-than-temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making this determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at September 30, 2020 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At September 30, 2020, 80.94% of our available-for-sale
securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 52.04% are guaranteed by the Texas Permanent School Fund.
At September 30, 2020, $2,884,337,000 of the Company’s securities were pledged as collateral for public or trust fund deposits, repurchase agreements, a borrowing line with the Federal Reserve Bank of Dallas and for other purposes required or permitted by law.
During the three
-
months ended September 30, 2020 and 2019, sales of investment securities that were classified as available-for-sale
totaled $10,084,000 and $1,352,000, respectively. Gross realized gains from security sales during the third quarter of 2020 and 2019 totaled $36,000 and $54,000, respectively. Gross realized losses from security sales during the three-month period ended September 30, 2019 totaled $2,000. There were no gross realized losses from security sales during the three-month period ended September 30, 2020.
During the nine
-
months ended September 30, 2020 and 2019, sales of investment securities classified as available-for-sale
totaled $263,042,000 and $67,404,000, respectively. Gross realized gains from security sales during the nine-month periods ended September 30, 2020 and 2019 totaled $3,614,000 and $747,000, respectively. Gross realized losses from security sales during the nine-month periods ended September 30, 2020 and 2019 totaled $4,000 and $19,000, respectively.
The specific identification method was used to determine cost in order to compute the realized gains and losses.
Note 3 – Loans
Held-for-Investment
and Allowance for Loan Losses
Loans
held-for-investment
by class of financing receivables are as follows (in thousands):

	September 30,		December 31,
	2020	2019	2019
Commercial	$1,488,345	$836,644	$856,326
Agricultural	93,972	102,054	103,640
Real estate	3,287,605	2,749,552	2,823,372
Consumer	423,757	412,066	411,631

Total loans held-for-investment	$5,293,679	$4,100,316	$4,194,969

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (FHLB) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At September 30, 2020, $3,150,534,000 in loans held by our bank subsidiary were subje
c
t to blanket liens as security for this line of credit. At September 30, 2020, there was $30,000,000 outstanding under this line of credit.
The Company’s
non-accrual
loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	September 30,		December 31,
	202 0	2019	2019
Non-accrual loans*	$42,673	$25,717	$24,582
Loans still accruing and past due 90 days or more	23	104	153
Troubled debt restructured loans still accruing**	25	27	26

Total	$42,721	$25,848	$24,761

*	Includes $5,978,000, $342,000 and $251,000 of purchased credit impaired loans as of September 30, 2020 and 2019, and December 31, 2019, respectively.
**
Troubled debt restructured loans of $4,478,000, $3,983,000 and $4,791,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual
loans at September 30, 2020 and 2019, and December 31, 2019, respectively.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

	September 30,		December 31,
	2020	2019	2019
Recorded Investment	$42,673	$25,717	$24,582
Valuation Allowance	3,241	4,194	3,228

The Company had $43,052,000, $27,212,000 and $25,770,000 in
non-accrual,
past due 90 days or more and still accruing, restructured loans and foreclosed assets at September 30, 2020 and 2019, and December 31, 2019, respectively.
Non-accrual
loans at September 30, 2020 and 2019, and December 31, 2019, consisted of the following by class of financing receivables (in thousands):

	September 30,		December 31,
	2020	2019	2019

Commercial	$6,915	$8,802	$3,093
Agricultural	967	1,502	1,376
Real estate	34,318	15,095	19,787
Consumer	473	318	326

Total	$42,673	$25,717	$24,582

No significant additional funds are committed to be advanced in connection with impaired loans as of September 30, 2020.
The Company’s impaired loans and related allowance are summarized in the following tables by class of financing receivables (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

September 30, 2020	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year –to- date Average Recorded Investment	Three- Month Average Recorded Investment
Commercial	$8,226	$967	$5,948	$6,915	$1,234	$8,403	$7,293
Agricultural	1,195	378	589	967	100	1,114	1,026
Real Estate	46,973	20,739	13,579	34,318	1,905	37,216	38,128
Consumer	603	6	467	473	2	547	514

Total	$56,997	$22,090	$20,583	$42,673	$3,241	$47,280	$46,961

*	Includes $5,978,000 of purchased credit impaired loans.

September 30, 2019	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year- to-date Average Recorded Investment	Three- Month Average Recorded Investment
Commercial	$10,250	$5,885	$2,917	$8,802	$1,448	$9,586	$9,263
Agricultural	1,701	406	1,096	1,502	247	1,707	1,609
Real Estate	22,535	4,143	10,952	15,095	2,314	16,739	15,577
Consumer	444	9	309	318	185	416	346

Total	$34,930	$10,443	$15,274	$25,717	$4,194	$28,448	$26,795

*	Includes $342,000 of purchased credit impaired loans.

December 31, 2019	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to-date Average Recorded Investment
Commercial	$4,511	$630	$2,463	$3,093	$1,042	$3,488
Agricultural	1,603	658	718	1,376	235	1,644
Real Estate	27,366	7,081	12,706	19,787	1,950	21,726
Consumer	469	—	326	326	1	449

Total	$33,949	$8,369	$16,213	$24,582	$3,228	$27,307

*	Includes $251,000 of purchased credit impaired loans.
The Company recognized interest income on impaired loans prior to being recognized as impaired of approximately $750,000 during the year ended December 31,
2019.    Such amounts for the three-month and nine-month periods ended September 30, 2020 and 2019 were not significant.
From a credit risk standpoint, the Company rates its loans in one of five categories: (i) pass, (ii) special mention, (iii) substandard, (iv) doubtful or (v) loss (which are charged-off).
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

September 30, 2020	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$1,440,272	$15,952	$32,121	$—	$1,488,345
Agricultural	87,136	4,970	1,866	—	93,972
Real Estate	3,142,479	44,919	100,207	—	3,287,605
Consumer	421,749	193	1,815	—	423,757

Total	$5,091,636	$66,034	$136,009	$—	$5,293,679

September 30, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$797,444	$24,836	$14,364	$—	$836,644
Agricultural	99,586	61	2,407	—	102,054
Real Estate	2,673,591	21,171	54,790	—	2,749,552
Consumer	410,491	232	1,343	—	412,066

Total	$3,981,112	$46,300	$72,904	$—	$4,100,316

December 31, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$825,775	$20,971	$9,580	$—	$856,326
Agricultural	101,614	64	1,962	—	103,640
Real Estate	2,717,227	42,036	64,109	—	2,823,372
Consumer	409,698	300	1,633	—	411,631

Total	$4,054,314	$63,371	$77,284	$—	$4,194,969

The Company’s past due loans are as follows (in thousands):

September 30, 2020	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$5,165	$476	$116	$5,757	$1,482,588	$1,488,345	$—
Agricultural	103	50	6	159	93,813	93,972	—
Real Estate	10,905	—	306	11,211	3,276,394	3,287,605	1
Consumer	541	80	31	652	423,105	423,757	22

Total	$16,714	$606	$459	$17,779	$5,275,900	$5,293,679	$23

September 30, 2019	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$2,740	$815	$619	$4,174	$832,470	$836,644	$—
Agricultura l	605	232	202	1,039	101,015	102,054	—
Real Estate	14,216	1,563	239	16,018	2,733,534	2,749,552	69
Consumer	595	164	40	799	411,267	412,066	35

Total	$18,156	$2,774	$1,100	$22,030	$4,078,286	$4,100,316	$104

December 31, 2019	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$3,257	$557	$722	$4,536	$851,790	$856,326	$112
Agricultural	183	44	400	627	103,013	103,640	—
Real Estate	12,890	288	195	13,373	2,809,999	2,823,372	—
Consumer	572	151	45	768	410,863	411,631	41

Total	$16,902	$1,040	$1,362	$19,304	$4,175,665	$4,194,969	$153

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.
The following table details the allowance for loan losses by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at September 30, 2020 and 2019, and December 31, 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

September 30, 2020	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,234	$100	$1,905	$2	$3,241
Loans collectively evaluated for impairment	18,957	2,231	45,220	6,389	72,797

Total	$20,191	$2,331	$47,125	$6,391	$76,038

September 30, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,448	$247	$2,314	$185	$4,194
Loans collectively evaluated for impairment	11,018	1,000	30,022	5,655	47,695

Total	$12,466	$1,247	$32,336	$5,840	$51,889

December 31, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,042	$235	$1,950	$1	$3,228
Loans collectively evaluated for impairment	11,080	971	32,024	5,196	49,271

Total	$12,122	$1,206	$33,974	$5,197	$52,499

Changes in the allowance for loan losses are summarized as follows by portfolio segment (in thousands):

Three - months ended September 30, 2020	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$18,572	$2,544	$42,623	$5,208	$68,947
Provision for loan losses	1,955	(214)	4,416	1,343	7,500
Recoveries	200	1	138	105	444
Charge-offs	(536)	—	(52)	(265)	(853)

Ending balance	$20,191	$2,331	$47,125	$6,391	$76,038

Three - months ended September 30, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$13,899	$1,360	$30,799	$5,762	$51,820
Provision for loan losses	(1,174)	(32)	1,531	125	450
Recoveries	90	85	100	111	386
Charge-offs	(349)	(166)	(94)	(158)	(767)

Ending balance	$12,466	$1,247	$32,336	$5,840	$51,889

Nine - months ended September 30, 2020	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$12,122	$1,206	$33,974	$5,197	$52,499
Provision for loan losses	9,571	1,096	13,806	1,577	26,050
Recoveries	890	31	272	271	1,464
Charge-offs	(2,392)	(2)	(927)	(654)	(3,975)

Ending balance	$20,191	$2,331	$47,125	$6,391	$76,038

Nine - months ended September 30, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$11,948	$1,446	$32,342	$5,466	$51,202
Provision for loan losses	439	10	998	568	2,015
Recoveries	1,163	92	250	459	1,964
Charge-offs	(1,084)	(301)	(1,254)	(653)	(3,292)

Ending balance	$12,466	$1,247	$32,336	$5,840	$51,889

Additionally
, the Company records a reserve for unfunded commitments in other liabilities which totaled $2,300,000 at September 30, 2020 and $800,000 at September 30, 2019 and December 31, 2019. The increase is the result of a $1,500,000 provision for unfunded commitments during the three-months ended September 30, 2020.

The provision for loan losses above is combined with the provision for unfunded commitments and reported as provision for credit losses in the statement of earnings.
The Company’s recorded investment in loans related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows (in thousands). Purchased credit impaired loans of $5,978,000, $342,000 and $251,000 at September 30, 2020 and 2019, and December 31, 2019, respectively, are included in loans individually evaluated for impairment
.

September 30, 2020	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$6,915	$967	$34,318	$473	$42,673
Loans collectively evaluated for impairment	1,481,430	93,005	3,253,287	423,284	5,251,006

Total	$1,488,345	$93,972	$3,287,605	$423,757	$5,293,679

September 30, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$8,802	$1,502	$15,095	$318	$25,717
Loans collectively evaluated for impairment	827,842	100,552	2,734,457	411,748	4,074,599

Total	$836,644	$102,054	$2,749,552	$412,066	$4,100,316

December 31, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$3,093	$1,376	$19,787	$326	$24,582
Loans collectively evaluated for impairment	853,233	102,264	2,803,585	411,305	4,170,387

Total	$856,326	$103,640	$2,823,372	$411,631	$4,194,969

The Company’s loans that were modified and considered troubled debt restructurings are as follows (in thousands):

	Three - Months Ended September 30, 2020			Nine - Months Ended September 30, 2020
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial	2	$667	$667	11	$1,151	$1,151
Agricultural	—	—	—	1	134	134
Real Estate	2	112	112	3	236	236
Consumer	—	—	—	1	14	14

Total	4	$779	$779	16	$1,535	$1,535

	Three - Months Ended September 30, 2019			Nine - Months Ended September 30, 2019
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial	2	$100	$100	5	$379	$379
Agricultural	—	—	—	10	619	619
Real Estate	1	42	42	5	692	692
Consumer	—	—	—	—	—	—

Total	3	$142	$142	20	$1,690	$1,690

The balances below provide information as to how the loans were modified as troubled debt restructured loans (in thousands):

	Three - Months Ended September 30, 2020			Nine - Months Ended September 30, 2020
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$658	$9	$—	$918	$233
Agricultural	—	—	—	—	134	—
Real Estate	—	—	112	—	—	236
Consumer	—	—	—	—	14	—

Total	$—	$658	$121	$—	$1,066	$469

	Three - Months Ended September 30, 2019			Nine - Months Ended September 30, 2019
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$—	$100	$—	$279	$100
Agricultural	—	—	—	—	354	265
Real Estate	—	—	42	—	202	490
Consumer	—	—	—	—	—	—

Total	$—	$—	$142	$—	$835	$855

During the
three
 and nine
-
months ended September 30, 2020, no loans were modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default.
During the three and nine-months ended September 30, 2019, two loans totaling $28,000 were modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default.
A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or more or results in the foreclosure and repossession of the applicable collateral.
As of September 30, 2020, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.
As discussed in note 1 to these financial statements, the CARES Act provided banks an option to elect to not account for certain loan modifications related to
COVID-19
as troubled debt restructurings as long as the borrowers were not more than 30 days past due as of December 31, 2019. The above disclosed troubled debt restructurings were not related to
COVID-19
modifications.
Beginning in
mid-March
of 2020, the Company began offering deferral and modification of principle and/or interest payments,
for
varying
periods but typically no more than 90 days,
to selected borrowers on a
case-by-case
basis.
At September 30, 2020, the Company had approximately 122 loans totaling $18,650,000 in outstanding loans subject to deferral and modification agreements, representing 0.41% of outstanding loans held-for-investment,
excluding PPP loans.
Note 4 - Loans
Held-for-Sale
Loans held-for-sale
totaled $101,055,000, $40,499,000 and $28,228,000 at September 30, 2020 and 2019, and December 31, 2019, respectively. At September 30, 2020 and 2019, and December 31, 2019, $6,389,000, $764,000 and $5,152,000 are valued at the lower of cost or fair value, and the remaining amounts are valued under the fair value option. The change to the fair value option for loans held-for-sale
was effective at June 30, 2018 and was done in conjunction with the Company’s move to mandatory delivery in the secondary market and the purchase of forward mortgage-backed securities to manage the changes in fair value (see note 5 for additional information).
These loans, which are sold on a servicing released basis, are valued using a market approach by utilizing either: (i) the fair value of the securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures (see note 10). Interest income on mortgage loans held for sale is recognized based on the contractual rates and reflected in interest income on loans in the consolidated statements of earnings. The Company has no continuing ownership in any residential mortgage loans sold
.
The Company originates certain mortgage loans for sale in the secondary market. The mortgage loan sales contracts contain indemnification clauses should the loans default, generally in the first three to six months, or if documentation is determined not to be in compliance with regulations. The Company’s historic losses as a result of these indemnities have been insignificant.

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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions (dollars in thousands):

September 30, 2020:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$247,751	$5,967	$—
Forward mortgage-backed securities trades	232,000	—	872

September 30, 2019:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$82,330	$1,320	$—
Forward mortgage-backed securities trades	126,500	—	41

December 31, 2019:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$47,415	$886	$—
Forward mortgage-backed securities trades	78,500	—	152

Note 6 - Borrowings
Borrowings consisted of the following (dollars in thousands):

	September 30,		December 31,
	2020	2019	2019
Securities sold under agreements with customers to repurchase	$468,913	$358,155	$375,106
Federal funds purchased	4,250	7,000	6,250
Advances from Federal Home Loan Bank of Dallas	30,000	35,000	—

Total	$503,163	$400,155	$381,356

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
Note 7 - Income Taxes
Income tax expense was $10,335,000 for the third quarter of 2020 as compared to $8,867,000 for the same period in 2019. The Company’s effective tax rates on pretax income were 16.35% and 17.07% for the third quarters of 2020 and 2019, respectively. Income tax expense was $28,233,000 for the nine
-
months ended September 30, 2020 as compared to $24,827,000 for the same period in 2019. The Company’s effective tax rates on pretax income were 16.43% and 16.75% for the nine
-
months ended September 30, 2020 and 2019, respectively. The effective tax rates differ from the statutory federal tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and excess tax benefits related to our directors’ deferred compensation plan.
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
The Company recorded stock option expense totaling $344,000 and $431,000 for the three-month periods ended September 30, 2020 and 2019, respectively. The Company recorded stock option expense totaling $1,033,000 and $1,056,000 for the nine
-
months ended September 30, 2020 and 2019, respectively. The additional disclosure requirements under authoritative accounting guidance have been omitted due to the amounts being insignificant.

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
 next annual

shareholders’ meeting at which the directors’ term expired. On January 28, 2020, upon the election of a new director, 434 restricted shares with a total value of $15,000 were granted to this non-employee
director and was expensed over the period from the grant date to April 28, 2020, the date of the
next annual shareholders’ meeting at which the director term expired. On April 28, 2020, upon the re-election
of ten of the existing directors, 21,560 restricted shares with a total value of $600,000 were granted to these non-employee
directors and will be expensed over the period from the grant date to April 27, 2021, the Company’s next annual shareholders’ meeting at which the directors’ term expires. The Company recorded director expense related to these restricted share grants of $150,000 and $185,000 for the three-month periods ended September 30, 2020 and 2019, respectively. The Company recorded director expense related to these restricted stock grants of $485,000 and $455,000 for the nine
-
months ended September 30, 2020 and 2019, respectively.
On October 24, 2017, the Company granted 28,382 restricted shares with a total value of $655,000 to certain officers that are being expensed over the vesting period of one to three years. On October 23, 2018, the Company granted 52,042 restricted shares with a total value of $1,440,000 to certain officers that are being expensed over a three-year vesting period. On June 26, 2019, the Company granted 23,428 restricted shares with a total value of $695,000 to certain officers that are being expensed over the vesting period of three years. On October 22, 2019, the Company granted 22,188 restricted shares with a total value of $785,000 to certain officers that will be expensed over a three-year vesting period. On January 28, 2020, the Company granted 2,979 restricted shares with a total value of $103,000 to certain officers that will be expensed over a three-year vesting period. On May 18, 2020, the Company granted 7,176 restricted shares with a total value of $200,000 to an officer that will be expensed over a three-year vesting period. The Company recorded restricted stock expense for officers of $419,000 and $248,000 for the three-month periods ended September 30, 2020 and 2019, respectively. The Company recorded restricted stock expense for officers of $1,016,000 and $661,000 for the nine-month periods ended September 30, 2020 and 2019, respectively.
Note 9 - Pension Plan
The Company had a defined benefit pension plan that was frozen effective January 1, 2004, whereby no new participants were added to the Plan and no additional years of service accrued to participants. The pension plan covered substantially all of the Company’s employees at the time. In December 2018, the Company determined it was in the best interest of its shareholders to work toward terminating its pension obligation. The Company annuitized approximately 53% of the pension benefit obligation at that time and recorded a loss on settlement totaling $1,546,000 for the year ended December 31, 2018. In 2019, the Company continued to take steps to completely settle and terminate its remaining pension obligation and recorded loss associated with the final termination of $2,673,000. The loss incurred included unrealized loss previously recorded in other comprehensive income and refunding to remaining participants for funding balance overages offset by a gain on hedging instrument entered into to minimize interest rate movement during the termination period. At December 31, 2019, all balances in the pension plan were zero and the Company’s obligation has been extinguished. For the three and nine-month periods ended September 30, 2019, the Company recorded pension related expense totaling $31,000 and $973,000, respectively.

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
There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during the three and nine-months ended September 30, 2020 and 2019, and the year ended December 31, 2019.
The following table summarizes the Company’s
available-for-sale
securities, loans
held-for-sale,
and derivatives which are measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):
September
 30, 2020

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of states and political subdivisions	$—	$2,367,489	$—	$2,367,489
Residential mortgage-backed securities	—	1,509,054	—	1,509,054
Commercial mortgage-backed securities	—	550,168	—	550,168
Other securities	4,569	—	—	4,569

Total	$4,569	$4,426,711	$—	$4,431,280

Loans held-for-sale	$—	$94,666	$—	$94,666

IRLCs	$—	$5,967	$—	$5,967

Forward mortgage-backed securities trades	$(872)	$—	$—	$(872)

September
 30, 2019

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,021	$—	$—	$10,021
Obligations of states and political subdivisions	—	1,242,197	—	1,242,197
Corporate bonds	—	229	—	229
Residential mortgage-backed securities	—	1,623,380	—	1,623,380
Commercial mortgage-backed securities	—	516,828	—	516,828
Other securities	4,501	—	—	4,501
Total	$14,522	$3,382,634	$—	$3,397,156
Loans held-for-sale	$—	$39,735	$—	$39,735
IRLCs	$—	$1,320	$—	$1,320
Forward mortgage-backed securities trades	$(41)	$—	$—	$(41)
December
 31, 2019

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,019	$—	$—	$10,019
Obligations of states and political subdivisions	—	1,288,983		1,288,983
Corporate bonds	—	230	—	230
Residential mortgage-backed securities	—	1,608,863	—	1,608,863
Commercial mortgage -backed securities	—	500,744	—	500,744
Other securities	4,478	—	—	4,478

Total	$14,497	$3,398,820	$—	$3,413,317

Loans held-for-sale	$—	$23,076	$—	$23,076

IRLCs	$—	$886	$—	$886

Forward mortgage-backed securities trades	$(152)	$—	$—	$(152)

The following table summarize
s
the Company’s loans
held-for-sale
at fair value and the net unrealized gains as of the balance sheet dates show
n
below
(in thousands):

	September 30,		December 31,
	2020	2019	2019
Unpaid principal balance on loans held-for-sale	$91,091	$38,647	$22,340
Net unrealized gains on loans held-for-sale	3,575	1,088	736

Loans held-for-sale at fair value	$94,666	$39,735	$23,076

The following table summarize the Company’s gains on sale
and fees
of mortgage loans for the three and nine
-
months ended September 30, 2020 and 2019 (in thousand):

	Three-Months ended September 30,		Nine-Months ended September 30,
	2020	2019	2020	2019
Realized gain on sale and fees on mortgage loans*	$13,494	$5,336	$25,676	$12,789
Change in fair value on loans held-for-sale and IRLCs	1,508	184	7,800	776
Change in forward mortgage-backed securities trades	226	213	(720)	363

Total gain on sale of mortgage loans	$15,228	$5,733	$32,756	$13,928

*	This includes gains on loans held-for-sale carried under the fair value method and lower of cost or market.
No residential mortgage loans
held-for-sale
were 90 days or more past due or considered impaired as of September 30, 2020 or 2019, or December 31, 2019. No significant credit losses were recognized on residential mortgage loans held-for-sale
for the
three and

nine month periods ended September 30, 2020 and 2019.
Certain financial assets and
financial
liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Impaired loans are reported at the fair value of the underlying collateral less selling costs if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data. At September 30, 2020, impaired loans with a carrying value of $20,583,000 were reduced by specific valuation reserves totaling $3,241,000 resulting in a net fair value of $17,342,000.
Certain
non-financial
assets and
non-financial
liabilities measured at fair value on a
non-recurring
basis include other real estate owned,
goodwill
and other intangible assets and other
non-financial
long-lived assets.
Non-financial
assets measured at fair value on a
non-recurring
basis during the three and nine-months ended September 30, 2020 and 2019 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured
at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value.
Re-evaluation
of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no other real estate owned properties that were re-measured
subsequent to their initial transfer to other real estate owned during the three and nine-months ended September 30, 2020 and 2019.
At September 30, 2020 and 2019, and December 31, 2019, other real estate owned totaled $157,000, $1,329,000 and $982,000, respectively.
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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance were as follows (in thousands).

	September 30,				December 31,
	2020		2019		2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$175,088	$175,088	$198,855	$198,855	$231,534	$231,534	Level 1
Federal funds sold	—	—	—	—	3,150	3,150	Level 1
Interest-bearing demand deposits in banks	58,933	58,933	31,410	31,410	47,920	47,920	Level 1
Available-for-sale securities	4,431,280	4,431,280	3,397,156	3,397,156	3,413,317	3,413,317	Levels 1 and 2
Loans held-for-investment, net of allowance for loan losses	5,217,641	5,212,972	4,048,427	4,068,755	4,142,470	4,209,826	Level 3
Loans held - for - sale	101,055	101,480	40,499	40,542	28,228	28,343	Level 2
Accrued interest receivable	39,804	39,804	29,606	29,606	36,894	36,894	Level 2
Deposits with stated maturities	469,978	472,193	428,192	429,522	420,013	421,397	Level 2
Deposits with no stated maturities	7,824,910	7,824,910	5,969,491	5,969,491	6,183,793	6,183,793	Level 1
Borrowings	503,163	503,163	400,155	400,155	381,356	381,356	Level 2
Accrued interest payable	485	485	746	746	628	628	Level 2
IRLCs	5,967	5,967	1,320	1,320	886	886	Level 2
Forward mortgage-backed securities trades	(872)	(872)	(41)	(41)	(152)	(152)	Level 1

Note 11 - Acquisition
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
At closing, a wholly-owned subsidiary of the Company merged into TB&T Bancshares, Inc. and immediately thereafter TB&T Bancshares, Inc. was merged into the Company and The Bank & Trust of Bryan/College Station, Texas, was merged into First Financial Bank, N.A., a wholly-owned subsidiary of the Company. The primary purpose of the acquisition was to expand the Company’s market share near the Houston market. Factors that contributed to a purchase price resulting in goodwill include their record of earnings, strong management and board of directors, strong local economic environment and opportunity for growth. The results of operations from this acquisition are included in the consolidated earnings of the Company commencing January 1, 2020.
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
words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “indicate,” “predict,” “project,” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited, to those discussed in Part I, Item 1A of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019 and Part II, Item 1A of the Company’s Quarterly Reports on Form
10-Q
for the quarter ended March 31, 2020 and the quarter ended June 30, 2020, in each case under the heading “Risk Factors,” and the following:

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
Introduction
As a financial holding company, we generate most of our revenue from interest on loans and investments, trust fees, and service charges. Our primary source of funding for our loans and investments are deposits held by our subsidiary, First Financial Bank, N.A. Our largest expense is salaries and related employee benefits. We usually measure our performance by calculating our return on average assets, return on average equity, return on average tangible equity, our regulatory leverage and risk-based capital ratios and our efficiency ratio, which is calculated net interest margin by dividing noninterest expense by the sum of net interest income, on a tax equivalent basis, and noninterest income.
The following discussion and analysis of operations and financial condition should be read in conjunction with the financial statements and accompanying footnotes included in Item 1 of this Form
10-Q
as well as those included in the Company’s 2019 Annual Report on Form
10-K.
Coronavirus Update/Status
The coronavirus
(COVID-19)
pandemic has placed significant health, economic and other major pressures throughout the communities we serve, the state of Texas, the United States and the entire world. We have implemented a number of procedures in response to the pandemic to support the safety and well being of our employees, customers and shareholders that continue through the date of this report:

•
We have addressed the safety of our 78 branches and other locations, following the guidelines of the Center for Disease Control, and while the branches have remained
open to customers, we have taken steps, and continue to evaluate, to push as much traffic and transactions as possible to our motor banks and our online services;

•	We have held executive meetings weekly or as needed to address issues that are changing rapidly;

•	We moved our Annual Shareholders’ Meeting from a physical meeting to a virtual meeting;

•	Provided extensions and deferrals to loan customers effected by COVID-19 provided such customers were not 30 days past due at December 31, 2019;

•
We chose to participate in the CARES Act Paycheck Protection Program (PPP) that provided government guaranteed and forgivable loans to our customers. Through September 30, 2020, we completed approximately 6,500 loans and funded $703.73 million of such loans. We believe these loans and our participation in the program was good for our customers and the communities we serve; and

•	We chose to participate in the Federal Reserve’s Main Street Lending Program to provide ongoing loans for our customers. One loan has been funded as of September 30, 2020 under this program.
We continue to closely monitor this pandemic and continue to make changes to protect our employees and customers as we respond to the pandemic as this situation continues to evolve.

Critical Accounting Policies
We prepare consolidated financial statements based on U.S. GAAP and customary practices in the banking industry. These policies, in certain areas, require us to make significant estimates and assumptions.
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
Stock Split
On April 23, 2019, the Company’s Board of Directors declared a two-for-one
stock split in the form of a 100% stock dividend effective June 3, 2019. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares to be issued pursuant to the stock split was reflected as a transfer from retained earnings to common shares in the consolidated financial statements as of and for the nine-months ended September 30, 2019.

Stock Repurchase
On March 12, 2020, the Company’s Board of Directors authorized the repurchase of up to 4.00 million common shares through September 30, 2021. The stock buyback plan authorizes management to repurchase and retire the stock at such time as repurchases are
considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through September 30, 2020, the Company repurchased 324,802 shares totaling $8.01 million under this repurchase plan. Subsequent to September 30, 2020 and through November 4, 2020, no additional shares were repurchased.
Acquisition
On September 19, 2019, we entered into an agreement and plan of reorganization to acquire TB&T Bancshares, Inc. and its wholly-owned bank subsidiary, The Bank & Trust of Bryan/College Station, Texas. On January 1, 2020, the transaction was completed. Pursuant to the agreement, we issued 6.28 million shares of the Company’s common shares in exchange for all of the outstanding shares of TB&T Bancshares, Inc. In addition, in accordance with the plan of reorganization, TB&T Bancshares, Inc. paid a special dividend totaling $1.92 million to its shareholders prior to the closing of this transaction. At the closing, Brazos Merger Sub., Inc., a wholly-owned subsidiary of the Company, merged into TB&T Bancshares Inc., with TB&T Bancshares, Inc. surviving as a wholly-owned subsidiary of the Company. Immediately following such merger, TB&T Bancshares, Inc. was merged into the Company and The Bank & Trust of Bryan/College Station, Texas was merged into First Financial Bank, N.A., a wholly-owned subsidiary of the Company. The total purchase price exceeded the estimated fair value of the net assets acquired by approximately $141.92 million and the Company recorded such excess as goodwill. The balance sheet and results of operations of TB&T Bancshares, Inc. have been included in the financial statements of the Company effective January 1, 2020. See note 11 to the consolidated financial statements for additional information and disclosure.
Participation in PPP Loans
The Company elected to participate in the PPP loan program processing approximately 6,500 loans and funded $703.73 million. The Company received fees totaling approximately $26.26 million and incurred incremental direct origination costs of $3.62 million, both of which have been deferred and are being amortized over the shorter of the repayment period or 24 months, the contractual life of these loans. During the second and third quarters of 2020, the Company recognized $2.83 million each quarter of this net amount into interest income. At September 30, 2020, the Company had approximately $15.97 million in unrecognized deferred loan fees on PPP loans.
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

On March 27, 2020, the CARES Act was signed by the President of the United States that included an option for entities to delay the implementation of ASC 326 until the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. The Company elected to delay its implementation of ASU
2016-13
and has calculated and recorded its provision for loan losses under the incurred loss model that existed prior to ASU
2016-13.
Prior to the CARES Act being signed and our decision to delay the implementation of CECL, we were completing our CECL implementation plan with our cross-functional working group, under the direction of our Chief Credit Officer along with our Chief Accounting Officer, Chief Lending Officer and Chief Financial Officer. The working group also included individuals from various functional areas including credit, risk management, accounting and information technology, among others. Our implementation plan included assessment and documentation of processes, internal controls and data sources; model development, documentation and validation; and system configuration, among other things. We contracted with a third-party vendor to assist us in the implementation of CECL. Had we completed the adoption and implementation of CECL, we believe our allowance for loan losses amount at January 1, 2020 would have been approximately $52.0 million. At December 31, 2019, our allowance for loan losses totaled $52.5 million under the incurred model. In addition, we have evaluated our expected credit losses for certain debt securities and other financial assets and do not expect these allowances to be significant. Additionally, the adoption and implementation of ASU
2016-13
is not expected to have a significant impact on our regulatory capital ratios.
As we continue to evaluate the provisions of ASU
2016-13
as of and for the three and nine-months ended September 30, 2020, we have considered the following in developing our forecast and its effect on our future CECL calculations:

•	duration, extent and severity of COVID-19;

•	utilization of unfunded commitments;

•	effects of government assistance;

•	unemployment and the corresponding effects on the economy;

•	volatility of oil and gas prices;

•	value of real estate; and

•	the effect of our TB&T Bancshares, Inc. acquisition on our combined loan portfolio.
We are unable as of the date of this report to provide an estimate of our allowance for loan losses under the CECL model as of September 30, 2020 and the provision for loan losses for the three and nine- months then ended.

Results of Operations
Performance Summary
. Net earnings for the third quarter of 2020 were $52.86 million compared with $43.08 million for the third quarter of 2019, represented in 22.69% increase. Basic and diluted earnings per share were $0.37 for the third quarter of 2020 compared with $0.32 in the same quarter a year ago.
The return on average assets was 2.01% for the third quarter of 2020, as compared to 2.15% for the third quarter of 2019. The return on average equity was 13.14% for the third quarter of 2020 as compared to 14.46% for the third quarter of 2019. The return on average tangible equity was 16.41% for the third quarter of 2020 compared to 16.96% for the third quarter of 2019.
Net earnings for the nine month period ended September 30, 2020 were $143.56 million compared to $123.42 million for the same period in 2019, representing a 16.31% increase. Basic and diluted earnings per share for the first nine months of 2020 were $1.01 compared to $0.91 for the same period in 2019.
The return on average assets was 1.91% for the first nine months of 2020, as compared to 2.10% for the same period a year ago. The return on average equity was 12.46% for the first nine months of 2020 as compared to 14.67% for the same period in 2019. The return on average tangible equity was 15.71% for the first nine months of 2020 as compared to 17.36% a year ago.
Net Interest Income
. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.
Tax-equivalent
net interest income was $92.38 million for the third quarter of 2020, as compared to $74.21 million for the same period last year. The increase in 2020 compared to 2019 was largely attributable to the increase in interest-earning assets primarily derived from our TB&T acquisition, an increase in investment securities held and the impact of the Company’s participation in the PPP loan program (see above). Average earning assets increased $2.33 billion for the third quarter of 2020 over the same period in 2019. Average loans and tax-exempt
securities increased $1.24 billion and $925.75 million, respectively, for the third quarter of 2020 over the same quarter of 2019. Average interest-bearing liabilities increased $1.21 billion for the third quarter of 2020, as compared to the same period in 2019 primarily from our customers depositing their PPP loan amounts into our Bank, the TB&T acquisition and organic growth. The yield on earning assets decreased 52 basis points while the rate paid on interest-bearing liabilities decreased 54 basis points for the third quarter of 2020 compared to the third quarter of 2019.
Tax-equivalent
net interest income was $267.25 million for the first nine months of 2020, as compared to $218.83 million for the same period last year. The increase in 2020 compared to 2019 was largely attributable to the increase in interest earning assets primarily from our TB&T acquisition, an increase in investment securities held and the impact of the Company’s participation in the PPP loan program (see above). Average earning assets increased $2.01 billion for the first nine months of 2020 over the same period in 2019. Average loans and tax-exempt
securities increased $1.05 billion and $560.39 million, respectively, for the first nine months of 2020 over the first nine months of 2019.
Average interest-bearing liabilities increased $1.15 billion for the first nine months of 2020, as compared to the same period in 2019 primarily from our customers depositing their PPP loan amounts into our Bank, the TB&T acquisition and organic growth. The yield on earning assets decreased 42 basis points while the rate paid on interest-bearing liabilities decreased 39 basis points for the first nine months of 2020 compared to the first nine months of 2019.

Table 1 allocates the change in
tax-equivalent
net interest income between the amount of change attributable to volume and to rate.
Table 1 - Changes in Interest Income and Interest Expense (in thousands):

	Three-Months Ended September 30, 2020 Compared to Three-Months Ended September 30, 2019			Nine-Months Ended September 30, 2020 Compared to Nine-Months Ended September 30, 2019
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate
Short-term investments	$949	$(1,269)	$ (320)	$ 3,081	$(3,845)	$ (764)
Taxable investment securities	24	(2,253)	(2,229)	4,531	(5,288)	(757)
Tax-exempt investment securities (1)	8,237	(2,575)	5,662	15,235	(5,533)	9,702
Loans (1) (2)	17,388	(8,124)	9,264	43,301	(14,033)	29,268

Interest income	26,598	(14,221)	12,377	66,148	(28,699)	37,449
Interest-bearing deposits	1,908	(6,967)	(5,059)	4,746	(14,524)	(9,778)
Short-term borrowings	202	(933)	(731)	1,450	(2,650)	(1,200)

Interest expense	2,110	(7,900)	(5,790)	6,196	(17,174)	(10,978)

Net interest income	$24,488	$(6,321)	$18,167	$59,952	$(11,525)	$48,427

(1) Computed on a
tax-equivalent
basis assuming a marginal tax rate of 21%.
(2)
Non-accrual
loans are included in loans.
The net interest margin for the third quarter of 2020 was 3.75%, a decrease of 19 basis points from the same period in 2019. The net interest margin for the first nine months of 2020 was 3.81%, a decrease of 16 basis points from the same period in 2019. We continue to experience downward pressures on our net interest margin in 2020 and 2019 primarily due to (i) the extended period of fluctuating historically low levels of short-term interest rates and (ii) the flat to inverted yield curve currently being experienced in the bond market. We have been able to somewhat mitigate the impact of these lower short-term interest rates and the flat/inverted yield curve by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk and reducing the rates paid on our interest-bearing liabilities. In March 2020, as the market experienced volatility, we took advantage of that volatility to purchase high quality municipal bonds at favorable tax-equivalent
interest yields. The Federal Reserve increased rates 100 basis points in 2018 but then decreased rates 75 basis points during the third and fourth quarters of 2019 and then an additional 150 basis points in the first quarter of 2020, resulting in a current target rate range of zero to 25 basis points. The Company’s participation in the PPP loan program negatively
impacted the net interest margin from (i) the amortization of net deferred loan fees and (ii) the 1% loan rate.
The net interest margin, which measures
tax-equivalent
net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three-Months Ended September 30,
	2020			2019
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$225,113	$62	0.11%	$64,471	$382	2.35%
Taxable investment securities (2)	2,187,547	12,063	2.21	2,183,930	14,292	2.62
Tax-exempt investment securities (2)(3)	2,058,032	15,737	3.06	1,132,279	10,075	3.56
Loans (3)(4)	5,334,174	66,681	4.97	4,094,235	57,417	5.56

Total earning assets	9,804,866	$94,543	3.84%	7,474,915	$82,166	4.36%
Cash and due from banks	186,177			165,868
Bank premises and equipment, net	139,758			133,191
Other assets	98,261			68,519
Goodwill and other intangible assets, net	319,059			174,005
Allowance for loan losses	(71,881)			(52,137)

Total assets	$10,476,240			$7,964,361

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$5,270,600	$2,064	0.16%	$4,156,850	$7,123	0.68%
Short-term borrowings	482,555	99	0.08	388,235	830	0.85

Total interest-bearing liabilities	5,753,155	$2,163	0.15%	4,545,085	$7,953	0.69%
Noninterest-bearing deposits	3,016,700			2,180,200
Other liabilities	106,295			57,262

Total liabilities	8,876,150			6,782,547
Shareholders’ equity	1,600,090			1,181,814

Total liabilities and shareholders’ equity	$10,476,240			$7,964,361

Net interest income		$92,380			$74,213

Rate Analysis:
Interest income/earning assets			3.84%			4.36%
Interest expense/earning assets			(0.09)			(0.42)

Net interest margin			3.75%			3.94%

	Nine-Months Ended September 30,
	2020			2019
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$269,704	$903	0.45%	$93,997	$1,667	2.37%
Taxable investment securities (2)	2,283,064	40,748	2.38	2,058,380	41,505	2.69
Tax-exempt investment securities (2)(3)	1,736,250	41,670	3.20	1,175,863	31,968	3.62
Loans (3)(4)	5,084,136	196,255	5.16	4,037,243	166,987	5.53

Total earning assets	9,373,154	$279,576	3.98%	7,365,483	$242,127	4.40%
Cash and due from banks	188,241			173,647
Bank premises and equipment, net	139,600			133,886
Other assets	91,324			65,525
Goodwill and other intangible assets, net	318,902			174,264
Allowance for loan losses	(64,742)			(52,143)

Total assets	$10,046,479			$7,860,662

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$5,104,096	$11,293	0.30%	$4,165,735	$21,071	0.68%
Short-term borrowings	606,291	1,030	0.23	391,680	2,230	0.76

Total interest-bearing liabilities	5,710,387	$12,323	0.29%	4,557,415	$23,301	0.68%
Noninterest-bearing deposits	2,714,173			2,133,418
Other liabilities	82,670			44,994

Total liabilities	8,507,230			6,735,827
Shareholders’ equity	1,539,249			1,124,835

Total liabilities and shareholders’ equity	$10,046,479			$7,860,662

Net interest income		$267,253			$218,826

Rate Analysis:
Interest income/earning assets			3.98%			4.40%
Interest expense/earning assets			(0.17)			(0.43)

Net interest margin			3.81%			3.97%

(1)	Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(4)	Non-accrual loans are included in loans.
Noninterest Income
. Noninterest income for the third quarter of 2020 increased to $38.58 million compared to $28.67 million in same period in 2019. Mortgage related income increased to $15.23 million compared with $5.73 million in the same quarter a year ago due to a significant increase in the volume of loans originated driven by the lower rate environment and a strong housing market in Texas. The Company’s mortgage loan pipeline increased to $235.63 million as of September 30, 2020 when compared to $62.79 million at September 30, 2019. ATM, interchange and credit card fees increased to $8.64 million compared with $7.73 million in the same quarter last year, driven by continued growth in the number of debit cards issued as well as our TB&T acquisition. Trust fees increased to $7.46 million in the third quarter of 2020 compared with $7.05 million in the same quarter last year. The fair value of Trust assets managed increased to $6.95 billion, up 9.36% at September 30, 2020, from $6.36 billion a year ago. Service charges on deposits were $5.01 million compared with $5.63 million in the same quarter a year ago. The decline in service charge revenue in 2020 when compared with 2019 has primarily been driven by lower overdraft fees in the current year as a result of the effects of the pandemic and related stimulus programs.

Noninterest income for the nine month period ended September 30, 2020 was $104.23 million, compared to $81.08 million in the same period in 2019. Mortgage related income increased in the first nine months of 2020 to $32.76 million when compared to $13.93 million in the same period a year ago due to a significant increase in the volume of loans originated driven by the lower rate environment and a strong housing market in Texas. The Company’s mortgage loan pipeline increased to $235.63 million as of September 30, 2020 when compared to $62.79 million at September 30, 2019. ATM, interchange and credit card fees increased to $24.09 million compared with $21.92 million in the same period last year driven by continued growth in the number of debit cards issued as well as our TB&T acquisition. Also included in noninterest income during the first nine months of 2020 was a gain on sale of securities of $3.61 million compared to $728 thousand from the first nine months of 2019. Trust fees increased slightly to $21.86 million in the first nine months of 2020 compared with $21.06 million in the same period in 2019. The fair value of Trust assets managed increased to $6.95 billion from $6.36 billion a year ago, but our revenue from oil and gas management decreased by $715 thousand due to decreased volumes in oil and gas production. Offsetting these increases was a $1.19 million decrease in interest on loan recoveries to $621 thousand for the first nine months of 2020 compared to $1.82 million in the same period in 2019 due to the collection of a larger loan during the first nine months of 2019 that had previously been on nonaccrual. In addition, service charges on deposits decreased to $15.24 million compared with $16.18 million in the same period a year ago as a result of the effects of the pandemic and related stimulus programs.
ATM and interchange fees are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. ATM and interchange fees consist of income from debit card usage, point of sale income for debit card transactions and ATM service fees. Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is limited to the sum of 21 cents per transaction plus 5 basis points multiplied by the value of the transaction. Management has estimated the impact of this reduction in ATM and interchange fees to approximate $14.00 million annually
(pre-tax)
once the Company reaches $10 billion. Federal Reserve requirements stipulate that these rules would go into effect on July 1 st
following the
year-end
in which a financial institution’s total assets exceeded $10 billion at December 31 st
. At September 30, 2020, the Company’s total assets exceeded the $10 billion threshold, due primarily to the effect of the Company’s participation in the PPP loan program and growth in deposits from related activities. Management continues to monitor the Company’s balance sheet levels and may utilize strategies to reduce the Company’s asset levels below $10 billion to mitigate the loss of debit card income.

Table 3 - Noninterest Income (in thousands):

	Three-Months Ended September 30,			Nine-Months Ended September 30,
	2020	Increase (Decrease)	2019	2020	Increase (Decrease)	2019
Trust fees	$7,461	$410	$7,051	$21,859	$802	$21,057
Service charges on deposit accounts	5,009	(620)	5,629	15,242	(937)	16,179
ATM, interchange and credit card fees	8,644	916	7,728	24,093	2,173	21,920
Gain on sale and fees on mortgage loans	15,228	9,495	5,733	32,756	18,828	13,928
Net gain on sale of available-for-sale securities	36	(16)	52	3,610	2,882	728
Net gain on sale of foreclosed assets	19	(52)	71	72	(121)	193
Net gain (loss) on sale of assets	(2)	(237)	235	90	(151)	241
Interest on loan recoveries	202	(373)	575	621	(1,194)	1,815
Other:
Check printing fees	55	—	55	177	34	143
Safe deposit rental fees	185	70	115	555	126	429
Credit life fees	130	(54)	184	696	(102)	798
Brokerage commissions	301	(105)	406	1,020	(149)	1,169
Miscellaneous income	1,307	472	835	3,435	954	2,481

Total other	1,978	383	1,595	5,883	863	5,020

Total Noninterest Income	$38,575	$9,906	$28,669	$104,226	$23,145	$81,081

Noninterest Expense
. Total noninterest expense for the third quarter of 2020 was $55.59 million, compared to $48.91 million in the same period of 2019. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent
basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the third quarter of 2020 was 42.45% compared to 47.54% for the same quarter in 2019.
Salaries, commissions and employee benefits for the third quarter of 2020 totaled $33.65 million, compared to $28.55 million the same period in 2019. The increase over the prior year was primarily driven by (i) the TB&T acquisition, (ii) annual merit-based pay increases that were effective March 1, 2020 and (iii) higher mortgage related commission. All other categories of noninterest expense for the third quarter of 2020 totaled $21.94 million, up from $20.36 million in the same quarter a year ago.
Total noninterest expense for the first nine months of 2020 was $164.23 million, compared to $144.58 million in the same period in 2019. Our efficiency ratio for the first nine months of 2020 was 44.21%, compared to 48.21% from the same period in 2019. Management notes the reduction in the Company’s efficiency ratio during 2020 primarily resulted from the growth in the Company’s balance sheet and interest-earning assets as a result of the Company’s participation in the PPP loan program and the deferral of $3.62 million in noninterest expenses related to PPP loan origination costs during the second quarter of 2020.
Salaries, commissions and employee benefits for the first nine months of 2020 totaled $94.11 million, compared to $83.37 million the same period in 2019. The increase was primarily driven by (i) the TB&T acquisition, (ii) annual pay increases that were effective March 1, 2020 and (iii) higher mortgage related commission and incentives offset by the deferral of $3.62 million in PPP loan origination costs. All other categories of noninterest expense for the first nine months of 2020 totaled $70.13 million, compared to $61.22 million for the same period in 2019. Included in other noninterest expenses in the first nine months of 2020 were technology contract termination and conversion related costs totaling $4.40 million related to the TB&T acquisition.

Table 4 - Noninterest Expense (in thousands):

	Three-Months Ended September 30,			Nine-Months Ended September 30,
	2020	Increase (Decrease)	2019	2020	Increase (Decrease)	2019
Salaries and commissions	$26,470	$4,273	$22,197	$72,443	$10,003	$62,440
Medical	2,461	360	2,101	7,442	558	6,884
Profit sharing	1,545	25	1,520	4,495	(400)	4,895
Pension	—	(31)	31	—	(73)	73
401(k) match expense	840	172	668	2,576	482	2,094
Payroll taxes	1,570	216	1,354	5,100	735	4,365
Stock option and stock grant expense	763	84	679	2,049	332	1,717

Total salaries and employee benefits	33,649	5,099	28,550	94,105	11,637	82,468
Loss from partial settlement of pension plan	—	—	—	—	(900)	900
Net occupancy expense	3,193	363	2,830	9,321	949	8,372
Equipment expense	2,157	(68)	2,225	6,242	(767)	7,009
FDIC assessment fees	587	572	15	1,095	4	1,091
ATM, interchange and credit card expense	2,829	202	2,627	8,424	987	7,437
Professional and service fees	2,237	335	1,902	7,327	1,606	5,721
Printing, stationery and supplies	615	135	480	1,714	366	1,348
Operational and other losses	621	114	507	1,925	672	1,253
Software amortization and expense	2,265	498	1,767	6,299	1,152	5,147
Amortization of intangible assets	490	244	246	1,507	729	778
Other:
Data processing fees	367	(39)	406	1,234	60	1,174
Postage	377	(30)	407	1,062	(186)	1,248
Advertising	248	(659)	907	1,053	(1,616)	2,669
Correspondent bank service charges	235	64	171	666	148	518
Telephone	912	(6)	918	2,788	(53)	2,841
Public relations and business development	548	(290)	838	1,949	(404)	2,353
Directors’ fees	547	23	524	1,783	314	1,469
Audit and accounting fees	565	208	357	1,779	497	1,282
Legal fees	339	(17)	356	1,037	99	938
Regulatory exam fees	276	(22)	298	829	(52)	881
Travel	220	(144)	364	732	(507)	1,239
Courier expense	217	(4)	221	634	23	611
Other real estate owned	18	(19)	37	89	(20)	109
Other	2,081	124	1,957	10,639	4,912	5,727

Total other	6,950	(811)	7,761	26,274	3,215	23,059

Total Noninterest Expense	$55,593	$6,683	$48,910	$164,233	$19,650	$144,583

Balance Sheet Review
Loans
. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for
1-4
family residences and commercial real estate. The structure of loans in the real estate mortgage area generally provides re-pricing
intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of September 30, 2020, total loans held-for-investment
were $5.29 billion, an increase of $1.10 billion, as compared to December 31, 2019 balances. This increase is due primarily from our participation in the PPP loan program and our TB&T acquisition. As compared to December 31, 2019, commercial loans increased $632.02 million, agricultural loans decreased $9.67 million, real estate loans increased $464.23 million and consumer loans increased $12.13 million. Loans averaged $5.33 billion during the third quarter of 2020, an increase of $1.24 billion from the prior year third quarter average balances. Loans averaged $5.08 billion during the first nine months of 2020, an increase of $1.05 billion from the prior year nine month period average balances.
Table 5 - Composition of Loans (in thousands):

	September 30,		December 31, 2019
	2020	2019
Commercial	$1,488,345	$836,644	$856,326
Agricultural	93,972	102,054	103,640
Real estate	3,287,605	2,749,552	2,823,372
Consumer	423,757	412,066	411,631

Total loans held-for-investment	$5,293,679	$4,100,316	$4,194,969

At September 30, 2020, our real estate loans represented approximately 62.10% of our loan portfolio and were comprised of (i)
1-4
family residence loans of 38.94%, (ii) commercial real estate loans of 29.54%, (iii) other loans, which includes ranches, hospitals and universities, of 14.76%, (iv) residential development and construction loans of 9.21%, which includes our custom and speculative home construction loans and (v) commercial development and construction loans of 7.55%.
Loans
held-for-sale,
consisting of secondary market mortgage loans, totaled $101.06 million, $40.50 million, and $28.23 million at September 30, 2020 and 2019, and December 31, 2019, respectively. At September 30, 2020 and 2019 and December 31, 2019, $6.39 million, $764 thousand and $5.15 million, respectively, are valued using the lower of cost or fair value method and the remaining amounts are valued under the fair value option method.
Asset Quality
. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by the Office of the Comptroller of the Currency (“OCC”). Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $43.05 million at September 30, 2020, as compared to $27.21 million at September 30, 2019 and $25.77 million at December 31, 2019. As a percent of loans held-for-investment
and foreclosed assets, these assets were 0.81% at September 30, 2020, as compared to 0.66% at September 30, 2019 and 0.61% at December 31, 2019. As a percent of total assets, these assets were 0.41% at September 30, 2020, as compared to 0.34% at September 30, 2019 and 0.31% at December 31, 2019. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at September 30, 2020.

Supplemental Oil and Gas Information
. As of September 30, 2020, the Company’s exposure to the oil and gas industry totaled 2.58% of total loans held-for-investment,
excluding PPP loans, or $118.57 million, down $1.22 million from December 31, 2019 year-end
levels, and consisted (based on collateral supporting the loan) of (i) development and production loans of 10.36%, (ii) oil and gas field servicing loans of 7.82%, (iii) real estate loans of 43.10%, (iv) accounts receivable and inventory of 1.48%, (v) automobile of 7.80% and (vi) other of 29.44%. The following oil and gas information is as of and for the quarters ended September 30, 2020 and 2019, and December 31, 2019 (in thousands, except percentages):

	September 30,		December 31, 2019
	2020	2019
Oil and gas related loans, excluding PPP loans	$118,567	$122,908	$119,789
Oil and gas related loans as a % of total loans held-for-investment, excluding PPP loans	2.58%	3.00%	2.86%
Classified oil and gas related loans	$26,823	$7,953	$7,041
Nonaccrual oil and gas related loans	6,800	519	481
Net charge-offs for oil and gas related loans for quarter/year then ended	—	—	—
Allowance for oil and gas related loans as a % of oil and gas loans	8.01%	2.87%	2.54%
Supplemental
COVID-19
Industry Exposure.
In addition, at September 30, 2020, loan balances in the retail/restaurant/hospitality industries totaled $359.02 million or 7.82% of the Company’s total loans held-for-investment,
excluding PPP loans. Classified and nonperforming loans for these industries combined at September 30, 2020, totaled $28.17 million and $5.69 million, respectively. Net charge-offs related to this portfolio totaled

$26 thousand and $334 thousand for the three and nine-months ended September 30, 2020, respectively. Additional information related to the Company’s retail/restaurant/hospitality industries follows below (in thousands, except percentages):

	September 30,	June 30,
	2020	2020
Retail loans	$229,386	$216,244
Restaurant loans	39,523	46,418
Hotel loans	63,273	51,957
Other hospitality loans	26,041	23,230
Travel loans	801	908

Total Retail/Restaurant/Hospitality loans, excluding PPP loans	$359,024	$338,757

Retail/Restaurant/Hospitality loans as a % of total loans held-for-investment , excluding PPP loans	7.82%	7.45%
Classified Retail/Restaurant/Hospitality loans	$28,171	$15,837
Nonaccrual Retail/Restaurant/Hospitality loans	5,689	5,752
Net Charge-Offs for Retail/Restaurant/Hospitality loans	26	178
Table 6 –
Non-accrual,
Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	September 30,		December 31, 2019
	2020	2019
Nonaccrual loans*	$42,673	$25,717	$24,582
Loans still accruing and past due 90 days or more	23	104	153
Troubled debt restructured loans**	25	27	26

Nonperforming loans	42,721	25,848	24,761
Foreclosed assets	331	1,364	1,009

Total nonperforming assets	$43,052	$27,212	$25,770

As a % of loans held-for-investment and foreclosed assets	0.81%	0.66%	0.61%
As a % of total assets	0.41	0.34	0.31

*	Includes $5.98 million, $342 thousand and $251 thousand of purchased credit impaired loans as of September 30, 2020 and 2019, and December 31, 2019, respectively.
**
Other troubled debt restructured loans of $4.48 million, $3.98 million and $4.79 million, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual
loans at September 30, 2020 and 2019, and December 31, 2019, respectively.

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
Provision and Allowance for Loan Losses
. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see note 1 to our notes to the consolidated financial statements (unaudited). The provision for credit losses was $9.00 million, including $1.50 million in provision for unfunded commitments for the third quarter of 2020, as compared to $450 thousand for the third quarter of 2019. The provision for credit losses was $27.55 million for the nine month period ended September 30, 2020 as compared to $2.02 million for the same period in 2019. The provision for loan losses in 2020 reflects primarily the stress on our loan portfolio from the increase in unemployment and economic effects of the
COVID-19
pandemic and the volatility of oil and gas prices. As a percent of average loans, net loan charge-offs were 0.03% for the third quarter of 2020, as compared to 0.04% for the third quarter of 2019. As a percentage of average loans, net loan charge-offs were 0.07% for the first nine months of 2020, as compared to 0.04% for the first nine months of 2019. The allowance for loan losses as a percent of loans held-for-investment
was 1.44% as of September 30, 2020, as compared to 1.27% as of September 30, 2019 and 1.25% as of December 31, 2019. In addition, management notes the acquisition of $455.18 million in loans in the TB&T Bancshares, Inc. acquisition that were recorded at fair value, including credit considerations, with no corresponding allowance for loan losses being recorded. The Company recorded a $7.65 million discount on the acquired loan portfolio at acquisition date and such amounts totaled $5.04 million at September 30, 2020.
Table 7 - Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2020	2019	2020	2019
Allowance for loan losses at period-end	$76,038	$51,889	$76,038	$51,889
Loans held-for-investment at period-end	5,293,679	4,100,316	5,293,679	4,100,316
Average loans for period	5,334,174	4,094,235	5,084,136	4,037,243
Net charge-offs/average loans (annualized)	0.03%	0.04%	0.07%	0.04%
Allowance for loan losses/period-end loans held-for-investment	1.44%	1.27%	1.44%	1.27%
Allowance for loan losses/non-accrual loans, past due 90 days still accruing and restructured loans	177.99%	200.75%	177.99%	200.75%
Interest-Bearing Demand Deposits in Banks.
At September 30, 2020, our interest-bearing deposits in banks were $58.93 million compared to $31.41 million at September 30, 2019 and $47.92 million at December 31, 2019, respectively. At September 30, 2020, interest-bearing deposits in banks included $58.56 million maintained at the Federal Reserve Bank of Dallas and $369 thousand on deposit with the FHLB.

Available-for-Sale
Securities
. At September 30, 2020, securities with a fair value of $4.43 billion were classified as securities available-for-sale.
As compared to December 31, 2019, the
available-for-sale
portfolio at September 30, 2020
reflected (i) a decrease in U.S. Treasury securities of $10.02 million, (ii) an increase of $1.08 billion in obligations of states and political subdivisions, (iii) a decrease of $139 thousand in corporate bonds and other, and (iv) a decrease of $50.39 million in mortgage-backed securities. The shift to mortgage-backed securities from obligations of state and political subdivisions was due to the change in the federal income tax rate of 21% from 35% effective January 1, 2018, although we have seen an increase in our purchases of state and political subdivisions bonds in the first nine months of 2020 due to favorable shifts in tax equivalent yields. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.
See note 2 to the consolidated financial statements (unaudited) for additional disclosures relating to the investment portfolio at September 30, 2020 and 2019, and December 31, 2019.
Table 8 - Maturities and Yields of
Available-for-Sale
Securities Held at September 30, 2020 (in thousands, except percentages):

	Maturing by Contractual Maturity
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$115,637	4.80%	$669,407	4.03%	$1,536,734	2.90%	$45,711	2.24%	$2,367,489	3.30%
Mortgage-backed securities	174,409	2.19	1,693,861	2.36	190,952	1.98	—	—	2,059,222	2.31
Other securities	4,569	1.96	—	—	—	—	—	—	4,569	1.96

Total	$294,615	3.21%	$2,363,268	2.83%	$1,727,686	2.80%	$45,711	2.24%	$4,431,280	2.84%

All yields are computed on a
tax-equivalent
basis assuming a marginal tax rate of 21%. Yields on
available-for-sale
securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.
As of September 30, 2020, the investment portfolio had an overall tax equivalent yield of 2.84%, a weighted average life of 4.62 years and modified duration of 4.10 years.
Deposits
. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $8.29 billion as of September 30, 2020, as compared to $6.40 billion as of September 30, 2019 and $6.60 billion as of December 31, 2019. Table 9 provides a breakdown of average deposits and rates paid for the three and nine-month periods ended September 30, 2020 and 2019, respectively.

Table 9 - Composition of Average Deposits (in thousands, except percentages):

	Three-Months Ended September 30,
	2020		2019
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,016,700	—%	$2,180,200	—%
Interest-bearing deposits:
Interest-bearing checking	2,498,641	0.10	2,046,792	0.69
Savings and money market accounts	2,301,920	0.12	1,679,684	0.58
Time deposits under $100,000	193,991	0.35	184,843	0.79
Time deposits of $100,000 or more	276,048	0.81	245,531	1.15

Total interest-bearing deposits	5,270,600	0.16%	4,156,850	0.68%

Total average deposits	$8,287,300		$6,337,050

Total cost of deposits		0.10%		0.45%

	Nine-Months Ended September 30,
	2020		2019
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$2,714,173	—%	$2,133,418	—%
Interest-bearing deposits:
Interest-bearing checking	2,477,034	0.26	2,052,943	0.73
Savings and money market accounts	2,156,907	0.24	1,677,181	0.57
Time deposits under $100,000	196,627	0.49	188,210	0.68
Time deposits of $100,000 or more	273,528	0.96	247,401	1.01

Total interest-bearing deposits	5,104,096	0.30%	4,165,735	0.68%

Total average deposits	$7,818,269		$6,299,153

Total cost of deposits		0.19%		0.45%

Borrowings.
Included in borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $503.16 million, $400.16 million and $381.36 million at September 30, 2020 and 2019 and December 31, 2019, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the borrowings. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $482.56 million and $388.24 million in the third quarters of 2020 and 2019, respectively. The weighted average interest rates paid on these borrowings were 0.08% and 0.85% for the third quarters of 2020 and 2019, respectively. The average balances of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was $606.29 million and $391.68 million for the nine-month periods ended September 30, 2020 and 2019, respectively. The weighted average interest rate on these short-term borrowings was 0.23% and 0.76% for the first nine months of 2020 and 2019, respectively.
Capital Resources
We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.
Total shareholders’ equity was $1.62 billion, or 15.33% of total assets at September 30, 2020, as compared to $1.21 billion, or 14.85% of total assets at September 30, 2019, and $1.23 billion, or 14.85% of total assets at December 31, 2019. Included in shareholders’ equity at September 30, 2020 and 2019 and December 31, 2019 were $152.06 million, $73.52 million and $67.51 million, respectively, in unrealized gains on investment securities available-for-sale,
net of related income taxes. For the third quarter of 2020, total shareholders’ equity averaged $1.60 billion, or 15.27% of average assets, as compared to $1.18 billion, or 14.84% of average assets, during the same period in 2019. For the nine-months ended September 30, 2020, total shareholders’ equity averaged $1.54 billion, or 15.32%, as compared to $1.12 billion, or 14.31% of total assets during the same period in 2019.
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
As of September 30, 2020 and 2019, and December 31, 2019, we had a total capital to risk-weighted assets ratio of 21.82%, 21.14% and 21.13%, a Tier 1 capital to risk-weighted assets ratio of 20.56%, 20.05% and 20.06%; a common equity Tier 1 to risk-weighted assets ratio of 20.56%, 20.05% and 20.06% and a leverage ratio of 11.65%, 12.58% and 12.60%, respectively. The regulatory capital ratios as of September 30, 2020 and 2019, and December 31, 2019 were calculated under Basel III rules.

The regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III Fully Phased-In*		Required to be Considered Well- Capitalized
As of September 30, 2020:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,231,395	21.82%	$592,680	10.50%	$564,457	10.00%
First Financial Bank, N.A	$1,102,365	19.57%	$591,382	10.50%	$563,221	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,160,742	20.56%	$479,788	8.50%	$338,674	6.00%
First Financial Bank, N.A	$1,031,864	18.32%	$478,738	8.50%	$450,577	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,160,742	20.56%	$395,120	7.00%	—	N/A
First Financial Bank, N.A	$1,031,864	18.32%	$394,255	7.00%	$366,094	6.50%
Leverage Ratio:
Consolidated	$1,160,742	11.65%	$398,660	4.00%	—	N/A
First Financial Bank, N.A	$1,031,864	10.39%	$397,410	4.00%	$496,763	5.00%

*	At September 30, 2020, the capital conservation buffer under Basel III has been fully phased-in.

	Actual		Minimum Capital Required-Basel III Fully Phased-In*		Required to be Considered Well- Capitalized
As of September 30, 2019:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,023,229	21.14%	$508,149	10.50%	$483,951	10.00%
First Financial Bank, N.A	$905,495	18.75%	$506,957	10.50%	$482,816	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$970,532	20.05%	$411,359	8.50%	$290,371	6.00%
First Financial Bank, N.A	$852,798	17.66%	$410,394	8.50%	$386,253	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$970,532	20.05%	$338,766	7.00%	—	N/A
First Financial Bank, N.A	$852,798	17.66%	$337,971	7.00%	$313,830	6.50%
Leverage Ratio:
Consolidated	$970,532	12.58%	$308,675	4.00%	—	N/A
First Financial Bank, N.A	$852,798	11.10%	$307,442	4.00%	$384,302	5.00%

	Actual		Minimum Capital Required Under Basel III Phase-In		Required to be Considered Well- Capitalized
As of December 31, 2019:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,051,029	21.13%	$522,275	10.50%	$497,405	10.00%
First Financial Bank, N.A	$908,778	18.31%	$521,081	10.50%	$496,268	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$997,721	20.06%	$422,794	8.50%	$298,443	6.00%
First Financial Bank, N.A	$855,470	17.24%	$421,828	8.50%	$397,014	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$997,721	20.06%	$348,184	7.00%	—	N/A
First Financial Bank, N.A	$855,470	17.24%	$347,388	7.00%	$322,574	6.50%
Leverage Ratio:
Consolidated	$997,721	12.60%	$316,850	4.00%	—	N/A
First Financial Bank, N.A	$855,470	10.84%	$315,570	4.00%	$394,463	5.00%
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

As of September 30, 2020, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 3.93% and 7.81%, respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 4.23% and 6.21%, respectively, relative to the current financial statement structure over the next twelve months. Our model simulation as of September 30, 2020 indicates that our balance sheet is relatively asset/liability neutral. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end
will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price
in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.
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
Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated
banks totaling $130.00 million. At September 30, 2020, no amounts were drawn on these federal funds lines of credit. Our subsidiary bank also has (i) an available line of credit with the FHLB totaling $1.77 billion at September 30, 2020, secured by portions of our loan portfolio and certain investment securities and (ii) access to the Federal Reserve Bank of Dallas lending program. At September 30, 2020, the Company had $30.00 million in outstanding advances from the FHLB.

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
Prime Rate. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing
asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at September 30, 2020. There was no outstanding balance under the line of credit as of September 30, 2020 and 2019, or December 31, 2019.
In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $113.72 million at September 30, 2020, investment securities which totaled $3.60 million at September 30, 2020 and mature over 9 to 10 years, available dividends from our subsidiaries which totaled $270.17 million at September 30, 2020, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.
Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of September 30, 2020, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. We are monitoring closely the economic impact of the coronavirus on our customers and the communities we serve. Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
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
At September 30, 2020, the Company’s reserve for unfunded commitments totaled $2.30 million which is recorded in other liabilities.
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
Table 10 – Commitments as of September 30, 2020 (in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$814,963
Unfunded commitments to extend credit	719,677
Standby letters of credit	36,992

Total commercial commitments	$1,571,632

We believe we have no other
off-balance
sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.
Parent Company Funding
. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At September 30, 2020, $270.17 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $46.00 million and $44.50 million for the nine-month periods ended September 30, 2020 and 2019, respectively.
Dividends
. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 37.62% and 37.94% of net earnings for the first nine months of 2020 and 2019, respectively. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.
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
Item 4. Controls and Procedures
As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule
13a-15(e)
or
15d-15(e)
of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.
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
for the year ended December 31, 2019 and Part II, Item 1A of the Company’s Quarterly Reports on Form
10-Q
for the quarters ended March 31, 2020 and June 30, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Common Stock
On March 12, 2020, the Company’s Board of Directors authorized the repurchase of up to 4,000,000 common shares through September 30, 2021. The stock repurchase plan authorizes management to repurchase and retire
the
stock at such time as repurchases are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through September 30, 2020, 324,802 shares were repurchased totaling $8,008,000 under this repurchase plan.
The following table presents shares that have been repurchased under the Company’s repurchase program:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2020 through April 30, 2020	324,802	$24.7530	324,802	3,675,198
May 1, 2020 through May 31, 2020	—	—	—	3,675,198
June 1, 2020 through June 30, 2020	—	—	—	3,675,198
July 1, 2020 through July 31, 2020	—	—	—	3,675,198
August 1, 2020 through August 31, 2020	—	—	—	3,675,198
September 1, 2020 through September 30, 2020	—	—	—	3,675,198

Total	324,802	$24.7530	324,802	3,675,198

Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
Not Applicable

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

FIRST FINANCIAL BANKSHARES, INC.

Date: November 4, 2020	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: November 4, 2020	By:	/s/ James R. Gordon
James R. Gordon
Executive Vice President and
Chief Financial Officer