Form 10-K
period 2020-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2021-02-22
CIK 36029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
0-7674

First Financial Bankshares, Inc.
(Exact name of registrant as specified in its charter)

Texas	75-0944023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Pine Street, Abilene, Texas	79601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(325) 627-7155
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.01 per share	FFIN	The Nasdaq Global Select Market
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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated file”, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐    No  ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting
common stock held by
non-affiliates
was $3.93 billion.
As of February 22, 2021, there were
 142,245,485 shares of common stock outstanding.

Documents Incorporated by Reference
Certain information required by Part III is incorporated by reference to the proxy statement for our 2021 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020.

FIRST FINANCIAL BANKSHARES, INC.
FORM
10-K
For the Year Ended December 31, 2020

i

PART I
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
Factors” and the following:

•	general economic conditions, including our local, state and national real estate markets and employment trends;

•	effect of the coronavirus (“COVID”) on our Company, the communities where we have our branches, the state of Texas and the United States, related to the economy and overall financial stability;

•	government and regulatory responses to the COVID pandemic;

•	effect of severe weather conditions, including hurricanes, tornadoes, flooding and droughts;

•	volatility and disruption in national and international financial and commodity markets;

•
government intervention in the U.S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau (“CFPB”), the capital ratios of Basel III as adopted by the federal banking authorities and the Tax Cuts and Jobs Act;

•	political and racial instability;

•	the ability of the Federal government to address the national economy;

•	changes in our competitive environment from other financial institutions and financial service providers;

•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”);

•
the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”) and other accounting standard setters;

•	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply;

•	changes in the demand for loans, including loans originated for sale in the secondary market;

•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for credit losses;

•	the accuracy of our estimates of future credit losses;

•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;

•	soundness of other financial institutions with which we have transactions;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in consumer spending, borrowing and savings habits;

•	changes in commodity prices (e.g., oil and gas, cattle, and wind energy);

•	our ability to attract deposits and increase market share;

•	changes in our liquidity position;

•	changes in the reliability of our vendors, internal control system or information systems;

•	cyber attacks on our technology information systems, including fraud from our customers and external third-party vendors;

•	our ability to attract and retain qualified employees;

•	acquisitions and integration of acquired businesses;

•	the possible impairment of goodwill and other intangibles associated with our acquisitions;

•	consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	expansion of operations, including branch openings, new product offerings and expansion into new markets;

•	changes in our compensation and benefit plans;

•	acts of God or of war or terrorism;

•	potential risk of environmental liability associated with lending activities; and

•	our success at managing the risk involved in the foregoing items.
Such forward-looking statements reflect the current views of our management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise (except as required by law).

ITEM 1.	BUSINESS
General
First Financial Bankshares, Inc., a Texas corporation (the “Company”), is a financial holding company registered under the Bank Holding Company Act of 1956, as amended, or BHCA. As such, we are supervised by the Federal Reserve Board, as well as several other bank regulators. We were formed as a bank holding company in 1956 under the original name F & M Operating Company, but our banking operations date back to 1890, when Farmers and Merchants National Bank opened for business in Abilene, Texas. As of December 31, 2020, our wholly-owned subsidiaries were:

•	First Financial Bank, N.A., Abilene, Texas;

•	First Technology Services, Inc., Abilene, Texas, a wholly-owned subsidiary of First Financial Bank, N.A., Abilene, Texas;

•	First Financial Trust & Asset Management Company, N.A., Abilene, Texas;

•	First Financial Insurance Agency, Inc., Abilene, Texas; and

•	First Financial Investments, Inc., Abilene, Texas.
On January 1, 2020, we acquired TB&T Bancshares, Inc. and its wholly-owned subsidiary, The Bank & Trust of Bryan/College Station, Texas and merged these entities with and into the Company and our subsidiary bank, respectively.
Through our subsidiaries, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of December 31, 2020, we had 78 financial centers across Texas, with eleven locations in Abilene, three locations in Bryan and Weatherford, two locations in Cleburne, College Station, Conroe, San Angelo, Stephenville, and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Cut and Shoot, Decatur, Eastland, El Campo, Fort Worth, Fulshear, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Kingwood, Magnolia, Mauriceville, Merkel, Midlothian, Mineral Wells, Montgomery, Moran, New Waverly, Newton, Odessa, Orange, Palacios, Port Arthur, Ranger, Rising Star, Roby, Southlake, Spring, Sweetwater, Tomball, Trent, Trophy Club, Vidor, Waxahachie, Willis and Willow Park.
Even though we operate in a growing number of Texas markets, we continue to believe that decisions are best made at the local level. Although we consolidated our bank charters into one charter in 2012, we continue to regionally manage our operations with local advisory boards of directors, local regional presidents and local decision-making processes. We have consolidated substantially all of the backroom operations, such as investment securities, accounting, check processing, credit administration, risk management, marketing, call center, technology and human resources, which improved our efficiency and freed management of our bank regions to concentrate on serving the banking needs of their local communities.
We have chosen to keep our Company focused on the State of Texas, one of the nation’s largest, fastest-growing and most economically diverse states. With approximately 29.0 million residents as of December 31, 2019, Texas has more people than any other state except California. The population of Texas grew 17.1% from 2009-2019 according to the U.S. Census Bureau. Many of the communities in which we operate are also experiencing positive growth as shown below:
Population Growth 2009-2019 by City and County*

Bridgeport and Wise County	16.8%
Bryan/College Station and Brazos County	26.7%
Cleburne and Johnson County	11.9%
Conroe and Montgomery County	36.1%
*Source: U. S. Census Bureau

Fort Worth and Tarrant County	16.8%
Granbury and Hood County	19.1%
Stephenville and Erath County	17.7%
Weatherford, Willow Park, Aledo and Parker County	23.8%

These economies include dynamic centers of higher education, agriculture, wind energy and natural resources, retail, military, technology, healthcare, tourism, retirement living, manufacturing and distribution.
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
Over the years, we have grown in three ways: by growing organically, by opening new branch locations and by acquiring other banks. Since 1997, we have completed fourteen bank acquisitions and have increased our total assets from $1.57 billion to $10.90 billion as of December 31, 2020. We also have a trust and asset management company and a technology services company. First Financial Trust & Asset Management Company, N.A. operates as a subsidiary of First Financial Bankshares, Inc. and First Technology Services, Inc. operates as a subsidiary of First Financial Bank, N.A. Looking ahead, we intend to continue to grow organically by better serving the needs of our customers and putting them first in all of our decisions. We continually look for new branch locations, such as our latest branch opened in Spring, Texas which opened in January 2019, so we can provide more convenient service to our customers. We are actively pursuing acquisition opportunities by calling on banks that we are interested in possibly acquiring.
When targeting a bank for acquisition, the subject bank generally needs to be well managed and profitable, while being located in the type of community that fits our profile. We seek to enter growing communities with good amenities – schools, infrastructure, commerce and lifestyle. We prefer non-metropolitan
markets, either around Dallas/Fort Worth, Houston, San Antonio or Austin or along the Interstate 35, 45, 10 and 20 corridors in Texas. We might also consider the acquisition of banks in East Texas, the Texas Hill Country area or in states contiguous to Texas. Banks between $500 million and $1.0 billion in asset size fit our “sweet spot” for acquisition, but we would consider banks that are larger or smaller, or that are in other areas of Texas if we believe they would be a good fit for our Company.
Information on our financial condition and operating results appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 hereof.
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

•	asset and liability management;

•	investments;

•	accounting;

•	budgeting and forecasting;

•	training;

•	marketing;

•	planning;

•	capital expenditures;

•	risk management;

•	loan review;

•	loan analysis;

•	human resources;

•	insurance;

•	capitalization;

•	regulatory compliance; and

•	internal and external audit.
In particular, we assist our subsidiaries with, among other things, decisions concerning major capital expenditures, employee benefits, including retirement plans and group medical coverage, dividend policies, and appointment of officers and directors, including advisory directors, and their compensation. We also perform, through corporate staff groups or by outsourcing to third parties, internal audits, compliance oversight and loan reviews of our subsidiaries. We provide advice and specialized services for our bank regions related to lending, investing, purchasing, advertising, public relations, and technology services.
We evaluate various potential financial institution acquisition opportunities and approve potential locations for new branch offices. We anticipate that funding for any acquisitions or expansions would be provided from our existing cash balances, available dividends from our subsidiaries, utilization of available lines of credit, issuance of common stock to the acquired company’s shareholders and future debt or equity offerings.
Services Offered by Our Subsidiaries
Our subsidiary bank, First Financial Bank, N.A. is a separate legal entity that operates under the day-to-day
management of its board of directors and officers. Our multiple banking regions, which operate under our subsidiary bank, each have separate regional advisory boards that make recommendations and provide assistance to regional management of the bank regarding the operations of their respective region. Each of our bank regions provides general commercial banking services, which include accepting and holding checking, savings and time deposits, making loans, offering automated teller machines (“ATMs”), drive-in
and night deposit services, safe deposit facilities, remote deposit capture, internet banking, mobile banking, payroll cards, transmitting funds, and performing other customary commercial banking services.
We also provide full-service trust and wealth management activities through First Financial Trust & Asset Management Company, N.A., our trust company. Our trust company has ten locations which are located in Abilene, Bryan/College Station, Fort Worth, Houston, Odessa, Beaumont, San Angelo, San Antonio, Stephenville and Sweetwater, all in Texas. Through our trust company, we offer personal trust services, which include wealth management, the administration of estates, testamentary trusts, revocable and irrevocable trusts and agency accounts. We also administer all types of retirement and employee benefit accounts, which include 401(k) profit sharing plans and IRAs. The Company has been providing trust services since 1927. In addition, we provide securities brokerage services through an arrangement with an unrelated third-party in our Abilene and San Angelo regions.
Competition
Commercial banking in Texas is highly competitive, and because we hold less than 1% of the state’s deposits, we represent a smaller segment of the market share in Texas. To succeed in this industry, we believe that we must have the capability to compete effectively in the areas of (1) interest rates paid or charged; (2) scope of services offered; and (3) prices charged for such services; as well as personalized customer service. Our bank regions compete in their respective service areas against highly competitive banks, thrifts, savings and loan associations, small loan companies, credit unions, mortgage companies, insurance companies, and brokerage firms, all of which are engaged in providing financial products and services and some of which are larger than us in terms of capital, resources and personnel.
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
Overview of the Impact from the COVID Pandemic
During March 2020, the outbreak of the novel Coronavirus Disease 2019 was recognized as a pandemic by the World Health Organization and a national emergency by the President of the United States. The spread of COVID has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve across the State of Texas. National, state and local governmental responses to the pandemic have included orders to close or limit businesses activity not deemed essential and directing individuals to limit their movements and travel, observe social distancing, and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in overall temporary decreases in commercial and consumer activity. These responses and restrictions have led to a loss of revenues for certain industries and a sudden increase in unemployment, volatility in oil and gas prices and in business valuations, market downturns and volatility, changes in consumer behaviors, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.
Effective March 16, 2020, in an emergency response to stem the economic impact of COVID, the Federal Reserve lowered the federal funds target rate to a range of between zero to 0.25%. This action followed a prior reduction of the federal funds target rate to a range of 1.0% to 1.25% effective on March 4, 2020. Our earnings and related cash flows are largely dependent upon our net interest income representing the difference between interest income received on interest-earning assets, primarily loans and investment securities, and the interest expense paid on interest-bearing liabilities, primarily customer deposits and borrowed funds. As our balance sheet is more asset sensitive, our earnings are more adversely affected by decreases in market interest rates as the interest rates received on loans and other investments fall more quickly and to a larger degree than the interest rates paid on deposits and other borrowings. The decline in interest rates has already led to low yields across all maturity periods. The Federal Reserve has indicated that it expects to maintain the targeted federal funds rate at current levels until such time that labor market conditions have reached levels consistent with the Federal Open Market Committee’s assessments of maximum employment and inflation has risen to 2% and is on track to moderately exceed 2% for some time. However, should the Federal Reserve decrease the targeted federal funds rates even further in response to the economic effects of COVID, overall interest rates will decline further, which will likely negatively impact our net interest income and further compress our net interest margin.
Other actions taken by the Federal Reserve to provide monetary stimulus to counteract the economic disruption caused by COVID include:

•	Expanded reverse repo operations, adding liquidity to the banking system.

•	Restarted quantitative easing.

•	Lowered the interest rate on the discount window by 150 basis points to 25 basis points.

•	Reduced reserve requirement ratios to zero percent.

•	Encouraged banks to use their capital and liquidity buffers to lend.

•	Participated in the Main Street Loan Program.

•	Introduced and expanded several new programs that will operate on a temporary basis to help preserve market liquidity.

Our financial position and results of operations are particularly susceptible to the ability of our loan customers to meet loan obligations, the availability of our workforce, the availability of our vendors and the decline in the value of assets held by us. While its effects continue to materialize, the COVID pandemic has resulted in a decrease in commercial activity throughout the State of Texas as well as nationally. This decrease in commercial activity has caused and may continue to cause our customers (including affected businesses and individuals), vendors and counterparties to be unable to meet existing payment or other obligations to us. The resulting economic pressure on consumers and uncertainty regarding the sustainability of any economic improvements has impacted the creditworthiness of potential and current borrowers. Borrower loan defaults that adversely affect our earnings correlate with deteriorating economic conditions (such as the unemployment rate), which, in turn, are likely to impact our borrowers’ creditworthiness. See further information related to the risk exposure of our loan portfolio, including industries impacted by COVID and existence of loan deferral programs to assist our borrowers under the sections captioned “Loans” and “Allowance for Credit Losses” included in Note 3.
Although financial markets have rebounded from significant declines, many of the effects which emerged after the onset of the COVID pandemic have persisted through the end of the year. These changes have had and are likely to continue to impact our markets and the resulting demand for our products and services. See “Risk Factors-Other Risks” beginning on page 22.
The U.S. government has also enacted certain fiscal stimulus measures in several phases to counteract the economic disruption caused by COVID. The initial legislation, the Coronavirus Preparedness and Response Supplemental Appropriations Act, was enacted on March 6, 2020 and, among other things, authorized funding for research and development of vaccines and allocated money to state and local governments to aid containment and response measures. The next phase of legislation, the Families First Coronavirus Response Act, was enacted on March 18, 2020 and provides for paid sick/medical leave, establishes no-cost
coverage for coronavirus testing, expands unemployment benefits, expands food assistance, and provides additional funding to states for the ongoing economic consequences of the pandemic, among other provisions. The following phase of legislation, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was enacted on March 27, 2020. Among other provisions, the CARES Act (i) authorized the Secretary of the Treasury to make loans, loan guarantees and other investments, up to $500 billion, for assistance to eligible businesses, states and municipalities with limited, targeted relief for passenger air carriers, cargo air carriers, and businesses critical to maintaining national security, (ii) created a $349 billion loan program called the Paycheck Protection Program (the “PPP”) for loans to small businesses guaranteed by the Small Business Administration (“SBA”) for, among other things, payroll, group health care benefit costs and qualifying mortgage, rent and utility payments, (iii) provided certain credits against the 2020 personal income tax for eligible individuals and their dependents, (iv) expanded eligibility for unemployment insurance and provided eligible recipients with an additional $600 per week on top of the unemployment amount determined by each State and (v) expanded tele-health services in Medicare. This legislation was amended by the Paycheck Protection Program and Healthcare Enhancement Act of 2020 (the “PPPHE Act”), which was enacted on April 24, 2020. Among other things, the PPPHE Act provided an additional $310 billion of funding for the PPP of which, $30 billion is specifically allocated for use by banks and other insured depository institutions that have assets between $10 billion and $50 billion. On July 4, 2020, Congress enacted a new law that extended the deadline for applying for a PPP loan to August 8, 2020.
In December 2020, the Bipartisan-Bicameral Omnibus COVID Relief Deal, included as a component of appropriations legislation, was enacted to provide economic stimulus to individuals and businesses in further response to the economic distress caused by the COVID pandemic. Among other things, the legislation includes (i) payments of $600 for individuals making up to $75,000 per year, (ii) extension of the Federal Pandemic Unemployment Compensation program to include a $300 weekly enhancement in unemployment benefits beginning after December 26, 2020 up to March 14, 2021, (iii) a temporary and targeted rental assistance program, and extends the eviction moratorium through January 31, 2021, (iv) targeted funding related to transportation, education, agriculture, nutrition and other public health measures and (v) approximately $325 billion for small business relief, including approximately $284 billion for a second round of PPP loans and a new simplified forgiveness procedure for PPP loans of $150,000 or less.
We are continuing to monitor the potential development of additional legislation and further actions taken by the U.S. government. The Federal Reserve created various additional lending facilities and expanded existing facilities to help provide financing in response to the financial disruptions caused by COVID. The programs include, among others, the Paycheck Protection Program Liquidity Facility (the “PPP Facility”), which is intended to extend loans to banks making PPP loans. The Federal Reserve announced extensions through March 31, 2021 for several of its lending facilities, including the PPP Facility, that were generally scheduled to expire on or around December 31, 2020.
Through December 31, 2020, we had funded approximately 6,500 PPP loans totaling $703.73 million. At December 31, 2020, the Company’s PPP loans have an outstanding balance of $483.66 million following repayments and forgiveness by the SBA. We did not participate in the PPP Facility program during 2020. Currently, the Company is assisting borrowers in the round 2 of the PPP under the December 2020 Relief Deal.
Among other things, our Company has taken significant actions to address the impact of COVID on our employees and customers with the stated goal of protecting all parties during the pandemic:

•	Established daily, at first, then weekly meetings of our management team to monitor and address COVID developments on our business and the impact to our customers and associates.

•	Implemented an internal communications plan to ensure our employees, customers and critical vendors are kept abreast of developments affecting our operations.

•	Restricted all non-essential travel and large external gatherings and instituted mandatory quarantine period for anyone that has known exposure to COVID.

•
We kept our branch locations open following the onset of COVID, except where the employees of the branch had direct COVID exposure. Each branch was deep cleaned daily and following potential exposure at a branch, the facility was sprayed to disinfect for the virus.

•
Expanded remote-access availability so that nearly all our workforce has the capability to work from home or other remote locations, if needed. All remotes access was provided in accordance with our compliance and information security policies designed to ensure customer data and other information is properly safeguarded. Much of our remote workforce has returned to the office.

•
Instituted mandatory social distancing policies for those employees not working remotely. Members of certain operations teams were split into separate buildings or locations to create redundancy for key functions across the organization.

•
The Company provided testing, free of charge, to all employees and we required testing of any employees with direct COVID exposure. Employees exposed were placed on quarantine based on the applicable CDC Guidelines.

•	We required employees and customers to wear masks, prior to the state mandates and publicly assisted in communicating that message to the public to increase awareness of the benefits of wearing masks.

•	We provided a vitamin and supplement package for employees to help build their immune systems as well as recover from the virus.

•	We are encouraging our employees to take the COVID vaccinations when available.
We also implemented a short-term loan modification process in late March 2020 to provide temporary payment relief to borrowers who meet certain qualifications. This program allows for a deferral of payments for 90 days, which we may extend for an additional 90 days, for a maximum of 180 days on a cumulative basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the impact of the COVID pandemic to our financial statements and results of operations, as well as our business operations.

Notwithstanding the foregoing actions, the COVID outbreak could still, among other things, greatly affect our routine and essential operations due to staff absenteeism, particularly among key personnel, further limit access to or result in further closures of our branch facilities and other physical offices, exacerbate operational, technical or security-related risks arising from a remote workforce, and result in adverse government or regulatory agency orders. The business and operations of our third-party service providers, many of whom perform critical services for our business, could also be significantly impacted, which in turn could impact us. As a result, we are currently unable to fully assess or predict the extent of the effects of COVID on our operations as the ultimate impact will depend on factors that are currently unknown and/or beyond our control.
Human Capital
We operate as a community bank offering a wide range of commercial banking services to consumers, small businesses, corporations, non-profits,
governmental entities and others. A cornerstone of our operating model is based on personal relationships with our customers. Therefore, our model is heavily dependent on our personnel to execute our strategy within each region supported by our line of business and operational areas of the Company. Our executive leadership is critical to the success of our Company as each executive participates in developing our corporate strategy, policy setting, and oversight of each of their respective operating areas. The executive officers have significant banking experience and/or tenure with the Company, including our Chairman, CEO and President who will have forty-five years with the Company later this year. Our regional operating philosophy is heavily dependent on our Regional CEOs/Presidents who drive the daily execution of our strategy, customer service, and local decision-making, across our twelve regions. On average, our seventeen Regional CEOs/Presidents have approximately twenty-five years of banking experience and twelve years of service with the Company.
At December 31, 2020, the Company employed approximately 1,400 full-time and 100 part-time employees all located in the state of Texas. Our management believes that our employee relations have been and will continue to be good. None of our employees are represented by collective bargaining agreements.
We seek to attract the best bankers in the markets we serve as well as key managers and associates to serve and build relationships with our customers. On a day-to-day
basis, these associates execute on our “Excellence in Customer Service” culture, including our 21
Non-Negotiables
of Customer Service. Initially, each new associate attends New Employee Orientation to gain an understanding of our culture, including our customer service approach, our organization, and our operating and other policies. From there, associates also receive specific training for their applicable area of service.
We then provide a number of internally developed training programs and encourage associates to attend selected external programs. We require certain areas (lending, trust, risk, operations) to obtain certifications for their current and future roles in the organization (for example, lenders are required to obtain the Credit Risk Certification from the Risk Management Association). The Company also provides educational assistance for employees to further their professional development. In fact, seven of our Regional CEO/Presidents started their careers with the Company and progressed to their current levels over time.
We embrace and promote a culture of diversity, equity, and inclusion to attract, recruit, retain, develop, and promote employees who represent the diverse communities we serve. Our employees bring their own unique backgrounds, beliefs, cultures, and experiences to our organization. We celebrate our diverse and inclusive workplace as it brings new ideas, perspectives, and ways to enhance our overall customer and employee experience. Of our seventeen Regional CEO/Presidents, four are women (three of whom were promoted to these positions during their last eighteen months) and one is Hispanic.
The Company provides, in addition to competitive salaries, either at the Company’s expense or through employee deductions, benefits to its associates to help protect their health and well-being, including medical, dental, vision, employee assistance, short and long-term disability, life insurance, and vacation. Additionally, through our 401(k) retirement benefits, and profit-sharing contributions (which also contains an employee stock ownership plan or ESOP feature), the Company facilitates its associate’s future financial well-being. These benefits when combined with incentive compensation programs, both cash and equity based, serve as rewards for performance but also as retention vehicles for our employee base. The Company has strong relationships with its employee base leading to an average tenure of approximately six years with the Company (including its predecessor banks). During 2020 and 2019, the Company incurred expenses totaling approximately $27.20 million and $22.38 million, respectively, for these benefits.

Understanding and supporting our communities has been a critical part of our Company’s success. Annually, we perform a Company-wide day of service to help improve the communities we live in and serve. In 2020, this amounted to over approximately 5,000 hours of community service across our footprint.
Overall, the attraction, development and retention of our executives, regional presidents and associates are integral to the performance of our Company which ultimately drives value to our shareholders in the form of dividends and price appreciation of our common stock. Accordingly, our Board of Directors participates in the oversight of our employment practices and policies, through the Compensation Committee. Our board sets the overall “tone at the top” and holds executive management accountable for embodying, maintaining and communicating our culture to employees.
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
Under the BHCA, the Company must obtain the prior approval of the Federal Reserve Board, or acting under delegated authority, the Federal Reserve Bank of Dallas before (1) acquiring direct or indirect ownership or control of any class of voting securities of any bank or bank holding company if, after the acquisition, the Company would directly or indirectly own or control 5% or more of the class, (2) acquiring all or substantially all of the assets of another bank or bank holding company, or (3) merging or consolidating with another bank holding company.
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
Banks organized as national banking associations under the National Bank Act are subject to regulation and examination by the Office of the Comptroller of the Currency, or OCC. Effective December 30, 2012, we consolidated our then eleven bank charters into one, that being our Abilene charter. As a result, the OCC now supervises, regulates and regularly examines the following subsidiaries:

•	First Financial Bank, N.A.;

•	First Financial Trust & Asset Management Company, N.A.; and

•	First Technology Services, Inc. (a wholly-owned subsidiary of First Financial Bank, N.A.)
The OCC’s supervision and regulation of banks is primarily intended to protect the interests of depositors. The National Bank Act:

•	requires each national banking association to maintain reserves against deposits;

•	restricts the nature and amount of loans that may be made and the interest that may be charged; and

•	restricts investments and other activities.

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
In October 2010, the FDIC adopted a new Restoration Plan for the DIF to ensure that the fund reserve ratio reached 1.35% by September 30, 2020, as required by the Dodd-Frank Act. On April 26, 2016, the FDIC adopted a rule amending pricing for deposit insurance for institutions with less than $10 billion in assets effective the quarter after the fund reserve ratio reached 1.15%. The fund reserve ratio reached 1.15% effective as of June 30, 2016. As a result, our subsidiary bank’s assessment rate was decreased to the rate stated above effective July 1, 2016. The Dodd-Frank Act also eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.
The Dodd-Frank Act required the FDIC to offset the effect of increasing the reserve ratio on insured depository institutions with total consolidated assets of less than $10 billion. In September 2018, the reserve ratio reached 1.36% at which time banks with assets of less than $10 billion were awarded assessment credits for their portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%. When the reserve ratio reached 1.40% in June 2019, the FDIC applied these credits to the September 30, 2019, December 31, 2019, March 31, 2020 and June 30, 2020 assessment invoices. Our subsidiary bank’s assessment credit totaled $1.85 million of which $522 thousand, $525 thousand, $541 thousand and $264 thousand, respectively, were used to fully offset the September 30, 2019, December 31, 2019 and March 31, 2020 assessment invoices while the June 30, 2020 assessment invoice was significantly reduced by the remaining credits. As a result of our subsidiary bank exceeding $10 billion in assets as of December 31, 2020, our subsidiary bank is no longer eligible to utilize credits to offset its FDIC assessment.
As required by the Dodd-Frank Act, the FDIC also revised the deposit insurance assessment system, effective April 1, 2011, to base assessments on the average total consolidated assets of insured depository institutions during the assessment period, less the average tangible equity of the institution during the assessment period, as opposed to solely considering deposits at an institution. This base assessment change necessitated that the FDIC adjust the assessment rates to ensure that the revenue collected under the new assessment system will approximately equal that under the existing assessment system.
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
Our subsidiaries paid aggregate dividends to us of $87.50 million in 2020 and $84.50 million in 2019. Under the dividend restrictions discussed above, as of December 31, 2020, our subsidiaries could have declared in the aggregate additional dividends of $289.68 million from retained net profits, without obtaining regulatory approvals.
Federal Income Tax
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law with sweeping modifications to the Internal Revenue Code. The primary change for the Company was to lower the corporate income tax rate to 21% from 35%. The Company’s deferred tax assets and liabilities were re-measured
based on the income tax rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded related to the re-measurement
of the Company’s deferred tax liability balance was $7.65 million, a reduction of income tax expense for the year ended December 31, 2017. The Company subsequently updated its estimate of the impact to our deferred tax balances based on the proposed regulations issued to date and recorded an additional reduction of income tax expense for the year ended December 31, 2018 of $664 thousand. No additional adjustment amounts were recorded for the years ended December 31, 2019 and 2020.
Affiliate Transactions
The Federal Reserve Act, the Federal Deposit Insurance Act (“FDIA”) and the rules adopted under these statutes restrict the extent to which we can borrow or otherwise obtain credit from, or engage in certain other transactions with, our subsidiaries. These laws regulate “covered transactions” between insured depository institutions and their subsidiaries, on the one hand, and their non-depository
affiliates, on the other hand. The Dodd-Frank Act expanded the definition of affiliate to make any investment fund, including a mutual fund, for which a depository institution or its affiliates serve as an investment advisor an affiliate of the depository institution. “Covered transactions” include a loan or extension of credit to a non-depository
affiliate, a purchase of securities issued by such an affiliate, a purchase of assets from such an affiliate (unless otherwise exempted by the Federal Reserve Board), an acceptance of securities issued by such an affiliate as collateral for a loan, and an issuance of a guarantee, acceptance, or letter of credit for the benefit of such an affiliate. The Dodd-Frank Act extended the limitations to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. The “covered transactions” that an insured depository institution and its subsidiaries are permitted to engage in with their non-depository
affiliates are limited to the following

amounts: (1) in the case of any one such affiliate, the aggregate amount of “covered transactions” cannot exceed ten percent of the capital stock and the surplus of the insured depository institution; and (2) in the case of all affiliates, the aggregate amount of “covered transactions” cannot exceed twenty percent of the capital stock and surplus of the insured depository institution. In addition, extensions of credit that constitute “covered transactions” must be collateralized in prescribed amounts. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in
arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Finally, when we and our subsidiaries conduct transactions internally among us, we are required to do so at arm’s length.
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
period for certain provisions).
The Basel III Rules established three components of regulatory capital: (1) common equity tier 1 capital (“CET1”), (2) additional tier 1 capital, and (3) total capital. Tier 1 capital is the sum of CET1 and additional tier 1 capital instruments meeting certain revised requirements. Total capital is the sum of tier 1 capital and tier 2 capital elements. Under the Basel III Rules, for most banking organizations, the most common form of additional tier 1 capital is non-cumulative
perpetual preferred stock and the most common form of tier 2 capital is subordinated notes and a portion of the allocation for credit losses, in each case, subject to the Basel III Rules’ specific requirements. As of December 31, 2020, we do not have any non-cumulative
perpetual preferred stock or subordinated notes. CET1, tier 1 capital, and total capital serve as the numerators for three prescribed regulatory capital ratios. Risk-weighted assets, calculated using the standardized approach in the Basel III Rules for us and our subsidiary bank, provide the denominator for such ratios. There is also a leverage capital ratio that compares tier 1 capital to average total assets.

Pursuant to the Basel III Rules, the effects of certain accumulated other comprehensive income or loss (“AOCI”) items are not excluded; however,
“non-advanced
approaches banking organizations,” including us and our subsidiary bank, could make a one-time
permanent election to continue to exclude these items. The Company made its one-time,
permanent election to continue to exclude AOCI from capital in its filing with the Federal Reserve Board and OCC for the quarter ended March 31, 2015. If the Company would not have made this election, unrealized gains and losses would have been included in the calculation of its regulatory capital. The Basel III Rules also preclude certain hybrid securities, such as trust preferred securities issued prior to May 19, 2010, from inclusion in our tier 1 capital, subject to grandfathering in the case of companies, such as us, that had less than $15 billion in total consolidated assets as of December 31, 2009.
Under the Basel III Rules, the minimum capital ratios effective as of January 1, 2015 are:

•	4.5% CET1 to risk-weighted assets;

•	6.0% tier 1 capital to risk-weighted assets;

•	8.0% total capital to risk-weighted assets; and

•	4.0% tier 1 capital to average consolidated assets (known as the “leverage ratio”).
The Basel III Rules established a “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, resulted in the following minimum ratios: (i) a CET1 risk-based capital ratio of 7.0%, (ii) a tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The new capital conservation buffer requirement began being phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased by that amount each year until fully implemented in January 2019. At December 31, 2020, the required capital conservation buffer was 2.5%. An institution is subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.
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
As of December 31, 2020, we had a total risk-based capital ratio of 22.03%, a tier 1 capital to risk-weighted asset ratio of 20.79%, a CET1 to risk-weighted assets ratio of 20.79% and a leverage ratio of 11.86%. These regulatory capital ratios were calculated under the Basel III Rules.
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
Under current regulations, our subsidiary bank was “well capitalized” as of December 31, 2020.

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
Institutions with ratings lower than “Satisfactory” may be restricted from engaging in the aforementioned activities. We believe our subsidiary bank meets the credit needs of the communities in which it operates. Our subsidiary bank received a “Satisfactory” rating in its most recent assessment of its performance under the CRA by federal regulators.
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
In addition, Section 956 of the Dodd-Frank Act required certain regulators (including the FDIC, Securities and Exchanges Commission (“SEC”) and Federal Reserve Board) to adopt requirements or guidelines prohibiting excessive compensation. In June 2016, the Federal Reserve, jointly with five other federal regulators, published a proposed rule in response to Section 956 of the Dodd-Frank Act, which requires implementation of regulations or guidelines to: (1) prohibit incentive-based payment arrangements that encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss, and (2) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator.
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
“golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

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
Consumer Financial Protection Bureau
The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. Given the Bank has exceeded $10 billion in assets for each of the last three quarterly periods and expects to exceed $10 billion for the quarterly period ended March 31, 2021, the Bank will be subject to regulation by the CFPB going forward. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits the state attorney general to enforce compliance with both the state and federal laws and regulations.
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
Concentrated Commercial Real Estate Lending Regulations
The federal banking agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm
residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.
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

•
requirement that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. On June 29, 2011, the Federal Reserve Board set the interchange rate cap at $0.21 per transaction and 5 basis points multiplied by the value of the transaction. The restrictions on interchange fees apply to banks that, together with their affiliates, have assets of $10 billion or more; however, on November 20, 2020, the federal bank regulatory agencies announced an interim final rule that provides temporary relief for certain community banking organizations that have crossed the threshold as of December 31, 2020 if they had less than $10 billion in assets as of December 31, 2019. Under the interim final rule, these banks will generally have until 2022 to either reduce their size to below $10 billion in assets, or to prepare for the regulatory and reporting standards under the Dodd Frank Act; and

•
restrictions under the Volcker Rule of the Company’s ability to engage in proprietary trading and to invest in, sponsor and engage in certain types of transactions with certain private funds. The Company initially had until July 15, 2015 to fully conform to the Volcker Rules restrictions. In 2018, banks smaller than $10 billion in assets were provided with an exception to the Volcker Rule. However, the Company is now subject to the Volcker Rule now that it has exceeded $10 billion in assets.

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
Risks Related to Our Business
Interest Rate Risks
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
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, debentures, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an effect on our financial condition or results of operations.
Credit and Lending Risks
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
We maintain an allowance for credit losses, which is an allowance established through a provision for credit losses charged to expense that represents management’s best estimate of probable losses inherent in our loan portfolio. Additional credit losses will likely occur in the future and may occur at a rate greater than we have experienced to date. In determining the amount of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to the allowance could materially decrease our net income.
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
New accounting standard, effective January
 1, 2020, significantly changes how we recognize credit losses and may have a material impact on our financial condition or results of operations
.
Effective January 1, 2020, the Company implemented the provision of
Accounting Standards Update (“ASU”)
2016-13,
“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”
ASU
2016-13
represents a comprehensive change in estimating the allowance for credit losses from the previous “incurred loss” model of losses inherent in the loan portfolio to a current “expected loss” model, which encompasses losses expected to be incurred over the life of the portfolio.

The measurement of expected credit losses under ASU
2016-13
is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model previously required under generally accepted accounting principles, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of ASU
2016-13
could materially affect how we determine our allowance for credit losses and may require us to significantly increase our allowance. Moreover, ASU
2016-13
may create more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
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
The market value of real estate, particularly real estate
held-for-investment
(“HFI”), can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for our loan portfolio were to decline materially, a significant part of our loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then, in the event of foreclosure, we may not be able to realize the amount of collateral that we anticipated at the time of originating the loan. This could have a material adverse effect on our provision for credit losses and our operating results and financial condition.
Liquidity Risk
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

Operational Risks
Our accounting estimates and risk management processes rely on analytical and forecasting models.
The processes we use to estimate our allowance for credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates depends upon the use of analytical and forecasting models. In addition, these models are used to calculate fair value of our assets and liabilities when we acquire other financial institutions. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our current expected credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments is inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.
The value of our goodwill and other intangible assets may decline in the future.
As of December 31, 2020, we had $318.39 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.
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
First Financial Bankshares
,
Inc. is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends paid by its subsidiaries. These dividends are the principal source of funds to pay dividends on the Company’s common stock to shareholders and interest and principal on First Financial Bankshares, Inc. debt (to the extent we have balances outstanding). Various federal and/or state laws and regulations limit the amount of dividends that our bank and trust subsidiaries may pay to First Financial Bankshares, Inc. In the event our subsidiaries are unable to pay dividends to First Financial Bankshares, Inc., First Financial Bankshares, Inc. may not be able to service debt, if any, or pay dividends on the Company’s common stock. The inability to receive dividends from our subsidiaries could have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity.
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
From time to time, customers could make claims and take legal actions pertaining to our performance of our fiduciary responsibilities. Whether customer claims and legal actions related to our performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect our market perception of our products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
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
Investment performance is one of the most important factors in retaining existing clients and competing for new wealth management clients. Poor investment performance could reduce our revenues and impair our growth in the following ways:

•	existing clients may withdraw funds from our wealth management business in favor of better performing products;

•	asset-based management fees could decline from a decrease in assets under management;

•	our ability to attract funds from existing and new clients might diminish; and

•	our wealth managers and investment advisors may depart to join a competitor or otherwise.
Even when market conditions are generally favorable, our investment performance may be adversely affected by the investment style of our wealth management and investment advisors and the particular investments that they make. To the extent our future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of our wealth management business will likely be reduced and our ability to attract new clients will likely be impaired. As such, fluctuations in the equity and debt markets can have a direct impact upon our net earnings. In addition, as approximately 10% of trust fees comes from management of oil and gas properties, a decline in the prices of oil and gas could lead to a loss of material amounts of our trust income.
External and Market Related Risks
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

The volatility in oil and gas prices results in uncertainty about the Texas economy. While we consider our exposure to credits related to the oil and gas industry to not be significant, at approximately 2.27% of total loans as of December 31, 2020, should the price of oil and gas decline further and/or remain at low prices for an extended period, the general economic conditions in our Texas markets could be negatively affected, which could have a material adverse affect on our business, financial condition and results of operations.
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
Our investment portfolio securities include obligations of state and political subdivisions, corporate bonds, general obligation or revenue based municipal bonds and mortgage-backed securities guaranteed by government sponsored enterprises such as the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank or otherwise backed by Federal Housing Administration or Veteran’s Administration guaranteed loans; however, volatility or illiquidity in financial markets may cause investment securities held within our investment portfolio to fall in value or become less liquid. Increases in interest rates may cause a decline in the value of securities held by the Company. Uncertainty surrounding the credit risk associated with mortgage collateral or guarantors may cause material discrepancies in valuation estimates obtained from third parties. Volatile market conditions may reduce valuations due to the perception of heightened credit and liquidity risks in addition to interest rate risk typically associated with these securities. There can be no assurance that declines in market value associated with these disruptions will not result in impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our results of operations, equity and capital ratios.
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
Compliance and Regulatory Risks
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
opt-out
is exercised. We exercised this
opt-out
right in our March 31, 2015 quarterly financial filing. The final rule also included changes in what constitutes regulatory capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital. The final rule became effective for us on January 1, 2015. As of December 31, 2020, we met all of these new requirements, including the full capital conservation buffer.

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
We operate in a highly-regulated environment and are subject to supervision or regulation by a number of governmental regulatory agencies, including the Federal Reserve Board, the OCC, the FDIC and the CFPB. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. The bank regulatory agencies possess broad authority to prevent or remedy unsafe or unsound practices or violations of law.
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
Included in the Dodd-Frank Act are, for example, changes related to interchange fees and overdraft services. While the changes for interchange fees that can be charged for electronic debit transactions by payment card issuers relate only to banks with assets of $10 billion or more, the federal bank regulatory agencies on November 20, 2020 announced an interim final rule that provides temporary relief for certain community banking organizations that have crossed this threshold as of December 31, 2020 if they had less than $10 billion in assets as of December 31, 2019. Under this interim final rule, these banks will generally have until 2022 to either reduce their size to under $10 billion in assets or prepare for reduced interchange fees. We are also prohibited from charging customers fees for paying overdrafts on automated teller machine and debit card transactions, unless the consumer opts in. We continue to monitor the impact of these new regulations and other developments on our service charge revenue.
Federal income tax reform could have unforeseen effects on our financial condition and results of operations.
On December 22, 2017, the President of the United States signed the “Tax Cuts and Jobs Act.” The Tax Cuts and Jobs Act included a number of provisions, including the lowering of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. There were also provisions that may partially offset the benefit of such rate reduction. The intended and unintended consequences of Tax Cuts and Jobs Act on our business and on holders of our common shares is uncertain and could be adverse. The recent changes in the political makeup of the Senate and House of Representatives in the U.S. Congress could result also in the reversal of some or all of the effects of the Tax Cuts and Jobs Act, which may have an adverse effect on our business, financial conditions and results of operations.
Our FDIC insurance assessments could increase substantially resulting in higher operating costs.
We have historically paid the lowest premium rate available due to our sound financial position and in 2019 and 2020, we have received certain credits that further reduced the FDIC insurance premium paid. Should the number of bank failures increase or the FDIC insurance fund become depleted in others ways, FDIC premiums could increase or additional special assessments could be imposed. In addition, we are no longer eligible to utilize credits to reduce our FDIC insurance premiums as a result of our exceeding $10 billion in assets. These increased premiums would have an adverse effect on our net income and results of operations.

Risks Related to Acquisition Activities
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
A substantial part of our historical growth has been a result of acquisitions of other financial institutions, and we may, from time to time, evaluate and engage in the acquisition of other financial institutions. We must generally satisfy a number of conditions prior to completing any such transaction, including certain bank regulatory approvals. Bank regulators consider a number of factors with regard to all institutions involved in the transaction when determining whether to approve a proposed transaction, including, among others, the ratings and compliance history, anti-money laundering and Bank Secrecy Act compliance history, CRA evaluation results and the effect of the proposed transaction on the financial stability of the institutions involved and the market as a whole.
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
Risks Associated with our Common Stock
The trading volume in our common stock is less than other larger financial institutions.
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
Risks Related to the COVID Pandemic
The COVID pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID and to mitigate its effects, including quarantines, travel bans, shelter-in-place
orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our
Form 10-K
could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital and self-insurance, as described previously.
General Risk Factors
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
Our principal office is located in the First Financial Bank Building at 400 Pine Street in downtown Abilene, Texas. We lease two spaces in buildings owned by First Financial Bank, N.A. totaling approximately 10,155 square feet. As of December 31, 2020, our subsidiaries collectively own 73 banking facilities, some of which are detached drive-ins,
and also lease 14 banking facilities and 15 ATM locations. Our management considers all our existing locations to be well-suited for conducting the business of banking. We believe our existing facilities are adequate to meet our requirements and our subsidiaries’ requirements for the foreseeable future.

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
Record Holders
As of February 1, 2021, we had 1,015 registered shareholders of record with our stock transfer agent.
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
Equity Compensation Plans
See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

PERFORMANCE GRAPH
The following performance graph compares cumulative total shareholder returns for our common stock, the Russell 3000 Index, and the SNL Bank Index, which is a banking index prepared by SNL Financial LC and is comprised of banks with $5 billion to $10 billion in total assets, for a five-year period (December 31, 2015 to December 31, 2020). The performance graph assumes $100 invested in our common stock at its closing price on December 31, 2015, and in each of the Russell 3000 Index and the SNL Bank Index on the same date. The performance graph also assumes the reinvestment of all dividends. The dates on the performance graph represent the last trading day of each year indicated. The amounts noted on the performance graph have been adjusted to give effect to all stock splits and stock dividends.
First Financial Bankshares, Inc
.

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
First Financial Bankshares, Inc.	100.00	152.85	155.07	201.53	248.81	260.80
Russell 3000 Index	100.00	112.74	136.56	129.40	169.54	204.95
SNL Bank $5B-$10B Index	100.00	143.27	142.73	129.17	160.06	145.37
Source: S&P Global Market Intelligence
© 2021

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial data presented below as of and for the years ended December 31, 2020, 2019, 2018, 2017, and 2016, have been derived from our audited consolidated financial statements. The data set forth below may not be fully comparable from period to period due to acquisitions in 2020 and 2018 and changes in accounting, including the allowance for credit losses in 2020 (see Notes 1, 3 and 21 to the Notes to Consolidated Financial Statements for further information). The selected financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes presented elsewhere in this Form
10-K.
The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future. Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporates information required to be disclosed by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.”

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands, except per share data)
Summary Income Statement Information:
Interest income	$364,128	$319,192	$291,690	$245,975	$232,288
Interest expense	14,243	30,102	18,930	9,288	5,451

Net interest income	349,885	289,090	272,760	236,687	226,837
Provision for credit losses	19,517	2,965	5,665	6,530	10,212
Noninterest income	139,935	108,428	101,764	91,017	85,132
Noninterest expense	227,938	196,521	190,684	173,986	165,830

Earnings before income taxes	242,365	198,032	178,175	147,188	135,927
Income tax expense	40,331	33,220	27,537	26,817	31,153

Net earnings	$202,034	$164,812	$150,638	$120,371	$104,774

Per Share Data:
Earnings per share, basic	$1.42	$1.22	$1.11	$0.91	$0.80
Earnings per share, diluted	1.42	1.21	1.11	0.91	0.80
Cash dividends declared	0.51	0.47	0.41	0.38	0.35
Book value at period-end	11.80	9.03	7.77	6.97	6.34
Earnings performance ratios:
Return on average assets	1.98%	2.08%	1.98%	1.72%	1.59%
Return on average equity	12.93	14.37	15.37	13.63	12.36
Dividend payout ratio	35.88	38.31	36.84	41.24	44.14
Summary Balance Sheet Data (Period-end):
Securities	$4,393,029	$3,413,317	$3,158,777	$3,087,473	$2,860,958
Loans, held-for-investment	5,171,033	4,194,969	3,953,636	3,485,569	3,357,307
Total assets	10,904,500	8,262,227	7,731,854	7,254,715	6,809,931
Deposits	8,675,817	6,603,806	6,180,389	5,962,961	5,478,539
Total liabilities	9,226,310	7,035,030	6,678,559	6,331,947	5,972,046
Total shareholders’ equity	1,678,190	1,227,197	1,053,295	922,768	837,885
Asset quality ratios:
Allowance for credit losses/period-end loans held-for-investment	1.29%	1.25%	1.30%	1.38%	1.36%
Nonperforming assets/period-end loans held-for-investment plus foreclosed assets	0.83	0.61	0.75	0.58	0.86
Net charge offs/average loans	0.06	0.04	0.07	0.12	0.19
Capital ratios:
Average shareholders’ equity/average assets	15.32%	14.44%	12.89%	12.65%	12.85%
Leverage ratio (1)	11.86	12.60	11.85	11.09	10.71
Tier 1 risk-based capital (2)	20.79	20.06	19.47	18.66	17.30
Common equity tier 1 capital (3)	20.79	20.06	19.47	18.66	17.30
Total risk-based capital (4)	22.03	21.13	20.61	19.85	18.45

(1)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by fourth quarter average assets less intangible assets.
(2)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by risk-adjusted assets.

(3)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by risk-adjusted assets.
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
Introduction
As a financial holding company, we generate most of our revenue from interest on loans and investments, trust fees, gain on sale of mortgage loans and service charges. Our primary source of funding for our loans and investments are deposits held by our bank subsidiary, First Financial Bank, N.A. Our largest expenses are salaries and related employee benefits. We measure our performance by calculating our return on average assets, return on average equity, regulatory capital ratios, net interest margin and efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income.
The following discussion and analysis of the major elements of our consolidated balance sheets as of December 31, 2020 and 2019, and consolidated statements of earnings for the years 2018 through 2020 should be read in conjunction with our consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this Form
10-K.
Critical Accounting Policies
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
We deem our most critical accounting policies to be (1) our allowance for credit losses and our provision for credit losses and (2) our valuation of financial instruments. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on our reported results for a given period. A discussion of (1) our allowance for credit losses and our provision for credit losses and (2) our valuation of financial instruments is included in Notes 1 and 10 to our Consolidated Financial Statements beginning on page
F-9.
Acquisitions
On September 19, 2019, we entered into an agreement and plan of reorganization to acquire TB&T Bancshares, Inc. and its wholly-owned bank subsidiary, The Bank & Trust of Bryan/College Station, Texas. On January 1, 2020, the transaction was completed. Pursuant to the agreement, we issued 6.28 million shares of the Company’s common shares in exchange for all of the outstanding shares of TB&T Bancshares, Inc. In addition, in accordance with the plan of reorganization, TB&T Bancshares, Inc. paid a special dividend totaling $1.92 million to its shareholders prior to the closing of this transaction. At the closing, Brazos Merger Sub, Inc., a wholly-owned subsidiary of the Company, merged into TB&T Bancshares Inc., with TB&T Bancshares, Inc. surviving as a wholly-owned subsidiary of the Company. Immediately following such merger, TB&T Bancshares, Inc. was merged into the Company and The Bank & Trust of Bryan/College Station, Texas was merged into First Financial Bank, N.A., a wholly-owned subsidiary of the Company. The total purchase price of $220.27 million exceeded the estimated fair value of the net assets acquired by approximately $141.92 million and the Company recorded such excess as goodwill. The balance sheet and results of operations of TB&T Bancshares, Inc. have been included in the financial statements of the Company effective January 1, 2020.
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
Stock Repurchase
On March 12, 2020, the Company’s Board of Directors authorized the repurchase of up to 4,000,000 common shares through September 30, 2021. Previously, the Board of Directors had authorized the repurchase of up to 2,000,000 common shares through September 30, 2020. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases are considered beneficial to the Company and its stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through December 31, 2020, 324,802 shares were repurchased and retired (all during the months of March and April of 2020) totaling $8,008,000 under this repurchase plan. Subsequent to December 31, 2020 and through February 22, 2021, no additional shares were repurchased. For the years ended December 31, 2019 and 2018, no shares were repurchased under this repurchase plan or the prior authorization that expired September 30, 2020.
Implementation of New Accounting Standard for Accounting for Allowance for Credit Losses
On January 1, 2020, Accounting Standards Update (“ASU”)
2016-13,
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
, became effective for the Company. Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) replaced the previous “incurred loss” model for measuring credit losses with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity
debt securities. It also applies to
off-balance-sheet
(“OBS”, “reserve for unfunded commitments”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, ASC 326 made changes to the accounting for available-for-sale
debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale
debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.
On March 27, 2020, the CARES Act was signed by the President of the United States that included an option for entities to delay the implementation of ASC 326 until the earlier of the termination date of the national emergency declaration by the President, or December 31, 2020. Under this option, the Company elected to delay implementation of CECL and calculated and recorded the provision for credit losses through the nine-months ended September 30, 2020 under the incurred loss model. At December 31, 2020, the Company elected to adopt ASC 326, effective as of January 1, 2020, through a transition charge to retained earnings of $589 thousand ($466 thousand net of applicable income taxes). This transition adjustment was comprised of a decrease of $619 thousand in allowance for credit losses and an increase of $1.21 million in the reserve for unfunded commitments.

The Company completed its CECL implementation plan by forming a cross-functional working group, under the direction of our Chief Credit Officer along with our Chief Accounting Officer, Chief Lending Officer and Chief Financial Officer. The working group also included individuals from various functional areas including credit, risk management, accounting and information technology, among others. The implementation plan included assessment and documentation of processes, internal controls and data sources, model development, documentation and validation, and system configuration, among other things. The Company contracted with a third-party vendor to assist in the implementation of CECL.
Other New Accounting Standards Issued but Not Yet Effective
Accounting Standards Update (“ASU”)
2019-12,
“Simplifying the Accounting for Income Taxes.”
In December 2019, FASB released ASU
2019-12
- Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing multiple exceptions to the general principals in Topic 740. The standard is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect the adoption of this standard to have a material impact on the Company’s Consolidated Financial Statements.
Accounting Standards Update (“ASU”)
2020-04,
“Reference Rate Reform.”
In March 2020, FASB released ASU
2020-04
- Reference Rate Reform (Topic 848), which provides optional guidance to ease the accounting burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting. The new standard is a result of LIBOR likely being discontinued as an available benchmark rate. The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate expected to be discontinued. The amendments in the update are effective for all entities between March 12, 2020 and December 31, 2022. The Company has established a cross-functional working group to guide the Company’s transition from LIBOR and has begun efforts to transition to alternative rates consistent with industry timelines. The Company has identified its products that utilize LIBOR and has implemented enhanced fallback language to facilitate the transition to alternative reference rates. The Company is evaluating existing platforms and systems and preparing to offer new rates.
Results of Operations
Performance Summary
. Net earnings for 2020 were $202.03 million, an increase of $37.22 million, or 22.58%, over net earnings for 2019 of $164.81 million. Net earnings for 2018 were $150.64 million. The increase in net earnings for 2020 over 2019 and 2019 over 2018 was primarily attributable to the overall growth in net interest income and noninterest income. Net earnings in 2020 also include a provision for credit losses of $19.52 million compared to $2.97 million in 2019 and $5.67 million in 2018. The provision for credit losses in 2020 reflects primarily the stress on our loan portfolio from the increase in unemployment and economic effects of the COVID pandemic.
On a diluted net earnings per share basis, net earnings were $1.42 for 2020, as compared to $1.21 for 2019 and $1.11 for 2018. The return on average assets was 1.98% for 2020, as compared to 2.08% for 2019 and 1.98% for 2018. The return on average equity was 12.93% for 2020, as compared to 14.37% for 2019 and to 15.37% for 2018. The return on average tangible equity was 16.25% for 2020, as compared to 16.95% for 2019 and to 18.65% for 2018.
Net Interest Income
. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.
Tax-equivalent
net interest income was $361.15 million in 2020, as compared to $295.88 million in 2019, and $281.75 million in 2018. Average earning assets were $9.52 billion in 2020, as compared to $7.44 billion in 2019 and $7.12 billion in 2018. The increase in tax-equivalent
net interest income in 2020 compared to 2019 was largely attributable to increases in interest earning assets. The increase of $2.08 billion in average earning assets in 2020 when compared to 2019 was primarily a result of increases in loans of $1.08 billion and tax-exempt
securities of $689.80 million when compared to 2019. The increase in tax-equivalent
net interest income in 2019 compared to 2018 was also largely attributable to increases in interest earning assets. The increase of $326.97 million in average earning assets in 2019 when compared to 2018 was primarily a result of increases in loans of $246.63 million and taxable securities of $156.33 million. Average interest-bearing liabilities were $5.76 billion in 2020, as compared to $4.61 billion in 2019 and $4.47 billion in 2018. The yield on earning assets decreased forty-four basis points in 2020 when compared to 2019 while the rate paid on interest-bearing liabilities decreased forty basis points. The yield on earning assets increased fifteen basis points in 2019 when compared to 2018 while the rate paid on interest-bearing liabilities increased twenty-three basis points.
Table 1 allocates the change in
tax-equivalent
net interest income between the amount of change attributable to volume and to rate.
Table 1 — Changes in Interest Income and Interest Expense (in thousands):

	2020 Compared to 2019			2019 Compared to 2018
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate
Short-term investments	$3,689	$(4,628)	$(939)	$(106)	$367	$261
Taxable investment securities	3,812	(8,026)	(4,214)	4,045	1,573	5,618
Tax-exempt investment securities (1)	24,671	(8,932)	15,739	(2,634)	(2,203)	(4,837)
Loans (1) (2)	59,719	(20,900)	38,819	12,983	11,276	24,259

Interest income	91,891	(42,486)	49,405	14,288	11,013	25,301
Interest-bearing deposits	6,379	(20,382)	(14,003)	654	9,523	10,177
Short-term borrowings	1,223	(3,079)	(1,856)	(99)	1,095	996

Interest expense	7,602	(23,461)	(15,859)	555	10,618	11,173

Net interest income	$84,289	$(19,025)	$65,264	$13,733	$395	$14,128

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(2)	Nonaccrual loans are included in loans.
The net interest margin in 2020 was 3.79%, a decrease of nineteen basis points from 2019. The net interest margin for 2019 was 3.98% which was an increase of two basis points from 2018. which increased two basis points from 2018. We continued to experience downward pressures on our net interest margin in 2020 primarily due to (i) the extended period of fluctuating historically low levels of short-term interest rates and (ii) the flat to inverted yield curve currently being experienced in the bond market. We have been able to somewhat mitigate the impact of these lower short-term interest rates and the flat/inverted yield curve by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and reducing the rates paid on interest-bearing liabilities. In March 2020, as the market experienced volatility, we took advantage of that volatility to purchase high quality municipal bonds at favorable tax-equivalent
interest yields. The Federal Reserve increased rates 100 basis points in 2018 but then decreased rates 75 basis points during the third and fourth quarters of 2019 and then an additional 150 basis points in the first quarter of 2020, resulting in a current target rate range of zero to 25 basis points.

The net interest margin, which measures
tax-equivalent
net interest income as a percentage of average earning assets, is illustrated in Table 2 for the years 2018 through 2020.
Table 2 — Average Balances and Average Yields and Rates (in thousands, except percentages):

	2020			2019			2018
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$251,086	$953	0.38%	$84,430	$1,892	2.24%	$90,374	$1,631	1.80%
Taxable investment securities (2)	2,233,634	51,456	2.30	2,090,490	55,670	2.66	1,934,160	50,052	2.59
Tax-exempt investment securities (2)(3)	1,882,711	58,403	3.10	1,192,908	42,664	3.58	1,262,947	47,501	3.76
Loans (3)(4)	5,152,531	264,576	5.13	4,074,667	225,757	5.54	3,828,040	201,498	5.26

Total earning assets	9,519,962	$375,388	3.94%	7,442,495	$325,983	4.38%	7,115,521	$300,682	4.23%
Cash and due from banks	189,849			175,417			176,799
Bank premises and equipment, net	139,880			133,239			129,715
Other assets	92,612			66,003			62,595
Goodwill and other intangible assets, net	318,818			174,138			172,425
Allowance for credit losses	(67,606)			(52,170)			(50,323)

Total assets	$10,193,515			$7,939,122			$7,606,732

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$5,198,554	$13,119	0.25%	$4,208,666	$27,122	0.64%	$4,052,614	$16,945	0.42%
Short-term borrowings	561,505	1,124	0.20	398,142	2,980	0.75	418,977	1,984	0.47

Total interest-bearing liabilities	5,760,059	$14,243	0.25%	4,606,808	$30,102	0.65%	4,471,591	$18,929	0.42%
Noninterest-bearing deposits	2,782,896			2,137,089			2,124,004
Other liabilities	88,550			48,658			30,931

Total liabilities	8,631,505			6,792,555			6,626,526
Shareholders’ equity	1,562,010			1,146,567			980,206

Total liabilities and shareholders’ equity	$10,193,515			$7,939,122			$7,606,732

Net interest income		$361,145			$295,881			$281,753

Rate Analysis:
Interest income/earning assets			3.94%			4.38%			4.23%
Interest expense/earning assets			0.15			0.40			0.27

Net interest margin			3.79%			3.98%			3.96%

(1)	Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest- bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(4)	Nonaccrual loans are included in loans.
Noninterest Income
. Noninterest income for 2020 was $139.94 million, an increase of $31.51 million, or 29.06%, as compared to 2019. Increases in certain categories of noninterest income included (1) real estate mortgage operations income of $25.73 million, (2) gain on sale of available-for-sale
securities of $2.90 million, (3) ATM, interchange and credit card fees of $2.61 million, (4) miscellaneous income of $2.12 million which includes $1.40 million in Main Street Lending Program fees and (5) trust fees of $1.13 million when compared to 2019. The mortgage related income increase was mainly due to a significant increase in the volume of loans originated to $1.21 billion in 2020 up from $551.77 million in 2019 driven by the lower rate environment and a strong housing market in Texas. The increase in ATM, interchange and credit card fees was driven by continued growth in the number of debit cards issued as well as our TB&T acquisition. The increase in trust fees resulted from an increase in assets under management over the prior year. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheets, totaled $7.51 billion at December 31, 2020, as compared to $6.75 billion at December 31, 2019. Offsetting these increases was a decline in service charge revenue in 2020 when compared with 2019 of $1.47 million that was primarily driven by lower overdraft fees in the current year as a result of the effects of the pandemic and related stimulus programs.
Noninterest income for 2019 was $108.43 million, an increase of $6.66 million, or 6.55%, as compared to 2018. Increases in certain categories of noninterest income included (1) real estate mortgage operations income of $2.99 million, (2) ATM, interchange and credit card fees of $1.33 million, (3) interest on loan recoveries of $1.15 million, (4) service charges on deposit accounts of $376 thousand, and (5) trust fees of $220 thousand when compared to 2018. The increase in real estate mortgage fees was a result of an increase in the volume of loans originated and the Company’s decision to move to mandatory delivery from best efforts. The increase in ATM, interchange and credit card fees was primarily due to the continued growth in the number of debit cards issued. Interest on loan recoveries increased as a result of several larger loan recoveries in 2019. The increase in service charges on deposit accounts was primarily due to the continued growth in net new accounts. The increase in trust fees resulted from an increase in assets under management over the prior year; however, this was mostly offset by a decrease in income derived from oil and gas production activity when compared to 2018. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheets, totaled $6.75 billion at December 31, 2019, as compared to $5.60 billion at December 31, 2018. Offsetting these increases was a decrease in net gains on sales of available-for-sale
securities of $621 thousand.
ATM and interchange fees are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. ATM and interchange fees consist of income from debit card usage, point of sale income for debit card transactions and ATM service fees. Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is limited to the sum of 21 cents per transaction plus 5 basis points multiplied by the value of the transaction. Management has estimated the impact of this reduction in ATM and interchange fees to approximate $14.00 million annually
(pre-tax)
once the Federal Reserve rules apply to the Company. Federal Reserve requirements stipulate that these rules would go into effect on July 1st following the year-end
in which a financial institution’s total assets exceeded $10 billion at December 31st. At December 31, 2020, the Company’s total assets exceeded the $10 billion threshold, due primarily to the effect of the Company’s participation in the PPP loan program and growth in deposits from related activities. However, on November 20, 2020, the federal bank regulatory agencies announced an interim final rule that provides temporary relief for certain community banking organizations that have crossed this threshold as of December 31, 2020 if they had less than $10 billion in assets as of December 31, 2019. Under the interim final rule, these banks, which includes us, will generally have until 2022 to either reduce their size, or to prepare for the regulatory and reporting standards under the Dodd-Frank Act. Management will continue to monitor the Company’s balance sheet levels and prepare for the effects of this future loss of debit card income.
Table 3 — Noninterest Income (in thousands):

	2020	Increase (Decrease)	2019	Increase (Decrease)	2018
Trust fees	$29,531	$1,130	$28,401	$220	$28,181
Service charges on deposit accounts	20,572	(1,467)	22,039	376	21,663
ATM, interchange and credit card fees	32,469	2,606	29,863	1,331	28,532
Gain on sale and fees of mortgage loans	43,872	25,728	18,144	2,987	15,157
Net gain on sale of available-for-sale securities	3,633	2,900	733	(621)	1,354
Net gain (loss) on sale of foreclosed assets	159	(115)	274	158	116
Net gain (loss) on sale of assets	112	(207)	319	466	(147)
Interest on loan recoveries	856	(1,236)	2,092	1,154	938
Other:
Wire transfer fees	1,153	141	1,012	110	902
Check printing fees	293	82	211	(5)	216
Safe deposit rental fees	732	197	535	(9)	544
Credit life and debt protection fees	876	(102)	978	237	741
Brokerage commissions	1,310	(271)	1,581	(126)	1,707
Miscellaneous income	4,367	2,121	2,246	386	1,860

Total other	8,731	2,168	6,563	593	5,970

Total Noninterest Income	$139,935	$31,507	$108,428	$6,664	$101,764

Noninterest Expense
. Total noninterest expense for 2020 was $227.94 million, an increase of $31.42 million, or 15.99%, as compared to 2019. Noninterest expense for 2019 amounted to $196.52 million, an increase of $5.84 million, or 3.06%, as compared to 2018. An important measure in determining whether a financial institution effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent
basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for 2020 was 45.49%, as compared to 48.61% for 2019 and 49.72% for 2018. The reduction in the Company’s efficiency ratio during 2020 primarily resulted from the growth in the Company’s balance sheet and interest-earning assets as a result of the Company’s participation in the PPP loan program and the deferral of $3.62 million in noninterest expenses related to PPP loan origination costs during the second quarter of 2020.

Salaries and employee benefits for 2020 totaled $135.12 million, an increase of $22.79 million, or 20.28%, as compared to 2019. The increase was primarily driven by (i) the TB&T acquisition, (ii) annual merit-based pay increases that were effective March 1, 2020, (iii) an increase in our profit sharing and other incentive expenses, and (iv) higher mortgage related commissions. Also, in 2019 the Company incurred $2.67 million in expenses related to the termination of its pension plan when compared to $1.55 million in 2018.
All other categories of noninterest expense for 2020 totaled $92.82 million, an increase of $8.63 million, or 10.25%, as compared to 2019. Included in noninterest expense in 2020 were technology contract termination and conversion related expenses totaling $4.88 million related to the TB&T acquisition. Also included in noninterest expense during 2020 were increases in net occupancy expenses, professional and service fees and ATM, interchange and credit card expenses when compared to 2019 primarily due to the TB&T acquisition.
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

Table 4 — Noninterest Expense (in thousands):

	2020	Increase (Decrease)	2019	Increase (Decrease)	2018
Salaries	$101,360	$17,079	$84,281	$4,807	$79,474
Medical	10,406	1,281	9,125	426	8,699
Profit sharing	10,740	3,079	7,661	612	7,049
Pension	—	(351)	351	529	(178)
401(k) match expense	3,374	615	2,759	171	2,588
Payroll taxes	6,565	890	5,675	306	5,369
Stock option expense	1,377	(112)	1,489	(19)	1,508
Restricted stock expense	1,301	306	995	315	680

Total salaries and employee benefits	135,123	22,787	112,336	7,147	105,189
Cost related to termination of pension plan	—	(2,673)	2,673	1,127	1,546
Net occupancy expense	12,388	1,232	11,156	(17)	11,173
Equipment expense	8,396	(656)	9,052	(1,066)	10,118
FDIC insurance premiums	1,758	667	1,091	(1,242)	2,333
ATM, interchange and credit card expenses	11,235	1,379	9,856	574	9,282
Professional and service fees	9,346	1,493	7,853	(1,041)	8,894
Printing, stationery and supplies	2,163	351	1,812	(185)	1,997
Amortization of intangible assets	1,990	974	1,016	(256)	1,272
Other:
Data processing fees	1,619	69	1,550	88	1,462
Postage	1,446	(101)	1,547	(202)	1,749
Advertising	1,952	(1,655)	3,607	4	3,603
Correspondent bank service charges	908	201	707	(65)	772
Telephone	3,819	141	3,678	116	3,562
Public relations and business development	2,650	(556)	3,206	145	3,061
Directors’ fees	2,363	391	1,972	227	1,745
Audit and accounting fees	2,232	772	1,460	(165)	1,625
Legal fees	1,276	62	1,214	66	1,148
Regulatory exam fees	1,105	(74)	1,179	(96)	1,275
Travel	967	(674)	1,641	176	1,465
Courier expense	855	(3)	858	28	830
Operational and other losses	2,462	583	1,879	(309)	2,188
Other real estate	83	(119)	202	73	129
Software amortization and expense	8,862	1,557	7,305	1,285	6,020
Other miscellaneous expense	12,940	5,269	7,671	(575)	8,246

Total other	45,539	5,863	39,676	796	38,880

Total Noninterest Expense	$227,938	$31,417	$196,521	$5,837	$190,684

Income Taxes
. Income tax expense was $40.33 million for 2020, as compared to $33.22 million for 2019 and $27.54 million for 2018. Our effective tax rates on pretax income were 16.64%, 16.78% and 15.46%, respectively, for the years 2020, 2019 and 2018. The effective tax rates differ from the statutory federal tax rate of 21.0% largely due to tax exempt interest income earned on certain investment securities and loans and the deductibility of dividends paid to our employee stock ownership plan.
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law with sweeping modifications to the Internal Revenue Code. The primary change for the Company was to lower the corporate income tax rate to 21% from 35%. The Company’s deferred tax assets and liabilities were re-measured
based on the income tax rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded related to the re-measurement
of the Company’s deferred tax balance was $7.65 million, a reduction of income tax expense for the year ended December 31, 2017. However, the Company updated its estimate of the impact to our deferred tax balances based on the proposed regulations issued to date and recorded an additional reduction of income tax expense for the year ended December 31, 2018 of $664 thousand. No additional adjustment amounts were recorded for the years ended December 31, 2019 and 2020.

Balance Sheet Review
Loans
. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. As of December 31, 2020, total loans held-for-investment
were $5.17 billion, an increase of $976.06 million, as compared to December 31, 2019. The increase in the Company’s total loans held-for-investment
in 2020 was primarily driven by the TB&T acquisition and the Company’s participation in the PPP loan program. On January 1, 2020, TB&T had $447.70 million in loan balances. During 2020, the Company originated $703.73 million in PPP loans of which $220.34 were forgiven during the year resulting in a balance of $479.43 million at December 31, 2020, which are included in the Company’s commercial loan totals. The average balance of PPP loans was $479.43 million for the year ended December 31, 2020. At December 31, 2020, $11.27 million of deferred loan fees related to PPP loans continues to be amortized over the shorter of the repayment period or the contractual life of 24 months.
As compared to
year-end
2019 balances, total real estate loans increased $495.89 million, total commercial loans increased $456.38 million, agricultural loans decreased $8.78 million and total consumer loans increased $32.57 million. Loans averaged $5.15 billion during 2020, an increase of $1.08 billion over 2019 average balances.
In conjunction with the adoption of ASC 326, the Company expanded its four loan portfolio segments used under the legacy disclosure requirements into the following ten portfolio segments. For modeling purposes, our loan portfolio segments include Commercial and Industrial (“C&I”), Municipal, Agricultural, Construction and Development, Farm,
Non-Owner
Occupied and Owner Occupied Commercial Real Estate (“CRE”), Residential, Consumer Auto and Consumer
Non-Auto.
This additional segmentation allows for a more precise pooling of loans with similar credit risk characteristics and credit monitor procedures for the Company’s calculation of its allowance for credit losses.
Table 5 outlines the composition of the Company’s
held-for-investment
loans. by portfolio segment. at December 31, 2020. For all periods prior to December 31, 2020, management has elected to maintain its previously disclosed loan portfolio segments.
Table 5 — Composition of Loans
Held-For-Investment
(in thousands):

	December 31,
	2020	2019		2018		2017		2016
Commercial:
C&I	$1,131,382	$	N/A	$	N/A	$	N/A	$	N/A
Municipal	181,325		N/A		N/A		N/A		N/A

Total Commercial	1,312,707		856,326		844,953		684,099		674,410
Agricultural	94,864		103,640		96,677		94,543		84,021
Real Estate:
Construction & Development	553,959		N/A		N/A		N/A		N/A
Farm	152,237		N/A		N/A		N/A		N/A
Non-Owner Occupied CRE	617,686		N/A		N/A		N/A		N/A
Owner Occupied CRE	746,974		N/A		N/A		N/A		N/A
Residential	1,248,409		N/A		N/A		N/A		N/A

Total Real Estate	3,319,265		2,823,372		2,639,346		2,302,998		2,189,844
Consumer:
Auto	353,595		N/A		N/A		N/A		N/A
Non-Auto	90,602		N/A		N/A		N/A		N/A

Total Consumer	444,197		411,631		372,660		403,929		409,032

Total	$5,171,033		$4,194,969		$3,953,636		$3,485,569		$3,357,307

Loans held-for-sale, consisting of secondary market mortgage loans, totaled $83.97 million and $28.23 million at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, $4.38 million and $5.15 million are valued at the lower of cost or fair value, and the remaining amount is valued under the fair value option.
The Company has certain lending policies and procedures in place that are designed to maximize loan growth with an acceptable level of risk. Management reviews and approves these policies and procedures on an annual basis and makes changes as appropriate with input from our Board of Directors. Management receives and reviews monthly reports related to loan originations, quality, concentrations, delinquencies, nonperforming and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions, both by type of loan and geographic location.
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
Table 6 — Maturity Distribution and Interest Sensitivity of Loans at December 31, 2020 (in thousands):
The following tables summarize maturity and repricing information for the commercial and agricultural and the real estate-construction and development portion of our loan portfolio as of December 31, 2020:

	One Year or less	After One Year Through Five Years	After Five Years	Total
Commercial and agricultural	$362,416	$803,779	$241,376	$1,407,571
Real estate – construction and development	255,960	91,816	206,183	553,959

Maturities After One Year
Loans with fixed interest rates	$892,141
Loans with floating or adjustable interest rates	451,013

Asset Quality
. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $42.90 million at December 31, 2020, as compared to $25.77 million at December 31, 2019 and $29.63 million at December 31, 2018. As a percent of loans held-for-investment
and foreclosed assets, these assets were 0.83% at December 31, 2020, as compared to 0.61% at December 31, 2019 and 0.75% at December 31, 2018. As a percent of total assets, these assets were 0.39% at December 31, 2020, as compared to 0.31% at December 31, 2019 and 0.38% at December 31, 2018. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at December 31, 2020.
Supplemental Oil and Gas Information.
At December 31, 2020, the Company’s exposure to the oil and gas industry was 2.27% of loans held-for-investment,
excluding PPP loans, or $106.24 million, compared to 2.86% of loans held-for-investment,
or $119.79 million at December 31, 2019. These oil and gas loans consisted (based on collateral supporting the loan) of (i) development and production loans of 11.99%, (ii) oil and gas field servicing loans of 6.62%, (iii) real estate loans of 57.40%, (iv) accounts receivable and inventory of 4.04%, (v) automobile of 12.09% and (vi) other of 7.86%. These loans have warranted additional scrutiny because of fluctuating oil and gas prices and the COVID pandemic. The Company instituted additional monitoring procedures for these loans and has classified and downgraded loans as appropriate. The following oil and gas information is as of and for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Oil and gas related loans, excluding PPP loans	$106,237	$119,789
Oil and gas related loans as a % of total loans held-for-investment, excluding PPP loans	2.27%	2.86%
Classified oil and gas related loans	$13,298	$7,041
Nonaccrual oil and gas related loans	$4,774	$481
Net charge-offs for oil and gas related loans for year then ended	$825	$—
Supplemental COVID Industry Exposure.
In addition, at December 31, 2020, loan balances in the retail/restaurant/hospitality industries totaled $359.33 million or 7.67% of the Company’s total loans held-for-investment,
excluding PPP loans. Classified and nonperforming loans for these industries combined at December 31, 2020, totaled $31.19 million and $5.98 million, respectively. Net charge-offs related to this portfolio totaled $895 thousand for the year ended December 31, 2020. Additional information related to the Company’s retail/restaurant/hospitality industries follows below (in thousands, except percentages):

December 31, 2020
Retail loans	$216,244
Restaurant loans	48,618
Hotel loans	71,716
Other hospitality loans	21,970
Travel loans	780

Total Retail/Restaurant/Hospitality loans, excluding PPP loans	$359,328

Retail/Restaurant/Hospitality loans as a % of total loans held-for-investment, excluding PPP loans	7.67%
Classified Retail/Restaurant/Hospitality loans	$31,192
Nonaccrual Retail/Restaurant/Hospitality loans	5,975
Net Charge-Offs for Retail/Restaurant/Hospitality loans	895

Table 7 — Nonaccrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	At December 31,
	2020	2019	2018	2017	2016
Nonaccrual loans	$42,619	$24,582	$27,534	$17,670	$27,371
Loans still accruing and past due 90 days or more	113	153	1,008	288	284
Troubled debt restructured loans*	24	26	513	627	701

Nonperforming loans	42,756	24,761	29,055	18,585	28,356
Foreclosed assets	142	1,009	577	1,532	644

Total nonperforming assets	$42,898	$25,770	$29,632	$20,117	$29,000

As a % of loans held-for-investment and foreclosed assets	0.83%	0.61%	0.75%	0.58%	0.86%
As a % of total assets	0.39	0.31	0.38	0.28	0.43

*
Troubled debt restructured loans of $7.41 million, $4.79 million, $3.84 million, $4.63 million and $6.86 million, respectively, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in nonaccrual loans as of December 31, 2020, 2019, 2018, 2017 and 2016.

We record interest payments received on nonaccrual loans as reductions of principal. Prior to the loans being placed on nonaccrual, we recognized interest income on these loans as of December 31, 2020 of approximately $255 thousand during the year ended December 31, 2020. If interest on these loans had been recognized on a full accrual basis during the year ended December 31, 2020, such income would have approximated $4.46 million.
Included in our loan portfolio are certain other loans not included in Table 7 that are deemed to be potential problem loans. Potential problem loans are those loans that are currently performing, but for which known information about trends, uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $10.76 million as of December 31, 2020.
See Note 3 to the Consolidated Financial Statements beginning on page
F-19
for more information on these assets.
Allowance for Credit Losses
. The allowance for credit losses is the amount we determine as of a specific date to be appropriate to absorb current expected credit losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see our accounting policies in Note 1 to the Consolidated Financial Statements beginning on page
F-9.
The provision for credit losses was $19.52 million in 2020, as compared to $2.97 million in 2019 and $5.67 million in 2018. The provision for credit losses in 2020 reflects primarily the stress on our loan portfolio from the increase in unemployment and economic effects of the COVID pandemic. As a percent of average loans, net loan charge-offs were 0.06% during 2020, 0.04% during 2019 and 0.07% during 2018. The allowance for credit losses as a percent of loans held-for-investment
was 1.29% as of December 31, 2020, as compared to 1.25% as of December 31, 2019 and 1.30% as of December 31, 2018. The allowance for credit losses as a percent of loans held-for-investment,
excluding PPP loans, was 1.42% as of December 31, 2020, as compared to 1.25% as of December 31, 2019 and 1.30% as of December 31, 2018. Included in Tables 8 and 9 are further analysis of our allowance for credit losses.
Although we believe we use the best information available to make credit loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A downturn in the economy or lower employment could result in increased levels of nonaccrual, past due 90 days or more and still accruing, restructured loans, foreclosed assets, charge-offs, increased provision for credit losses and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review the adequacy of our allowance for credit losses. The banking agencies could require additions to our allowance for credit losses based on their judgment of information available to them at the time of their examinations of our bank subsidiary.

Table 8 — Loan Loss Experience and Allowance for Credit Losses (in thousands, except percentages):

	2020	2019	2018	2017	2016
Balance at January 1,	$52,499	$51,202	$48,156	$45,779	$41,877
Impact of adopting ASC 326	(619)	—	—	—	—
Initial allowance on acquired TB&T PCD loans	1,678	—	—	—	—
Charge-offs:
Commercial:
C&I	2,516	N/A	N/A	N/A	N/A
Municipal	—	N/A	N/A	N/A	N/A

Total Commercial	2,516	1,545	1,418	3,018	6,990
Agricultural	372	319	—	71	219
Real estate:
Construction & Development	—	N/A	N/A	N/A	N/A
Farm	—	N/A	N/A	N/A	N/A
Non-Owner Occupied CRE	563	N/A	N/A	N/A	N/A
Owner Occupied CRE	567	N/A	N/A	N/A	N/A
Residential real estate	373	N/A	N/A	N/A	N/A

Total real estate	1,503	1,335	1,479	1,215	682
Consumer:
Auto	548	N/A	N/A	N/A	N/A
Non-Auto	375	N/A	N/A	N/A	N/A

Total Consumer	923	927	1,550	1,517	1,925
Total charge-offs	5,314	4,126	4,447	5,821	9,816

Recoveries:
Commercial:
C&I	1,315	N/A	N/A	N/A	N/A
Municipal	—	N/A	N/A	N/A	N/A

Total Commercial	1,315	1,364	839	942	952
Agricultural	31	158	15	33	25
Real estate:
Construction & Development	—	N/A	N/A	N/A	N/A
Farm	157	N/A	N/A	N/A	N/A
Non-Owner Occupied CRE	131	N/A	N/A	N/A	N/A
Owner Occupied CRE	17	N/A	N/A	N/A	N/A
Residential real estate	151	N/A	N/A	N/A	N/A

Total Real Estate	456	404	462	192	2,021
Consumer:
Auto	269	N/A	N/A	N/A	N/A
Non-Auto	171	N/A	N/A	N/A	N/A

Total Consumer	440	532	512	501	508
Total recoveries	2,242	2,458	1,828	1,668	3,506

Net charge-offs	3,072	1,668	2,619	4,153	6,310

Provision for credit losses (excluding provision for unfunded commitment)	16,048	2,965	5,665	6,530	10,212

Balance at December 31,	$66,534	$52,499	$51,202	$48,156	$45,779

	2020	2019	2018	2017	2016
Loans, held-for-investment at year-end	$5,171,033	$4,194,969	$3,953,636	$3,485,569	$3,357,307
Average loans	5,152,531	4,074,667	3,828,040	3,435,447	3,333,241
Net charge-offs/average loans	0.06%	0.04%	0.07%	0.12%	0.19%
Allowance for credit losses/year-end loans held-for- investment	1.29%	1.25%	1.30%	1.38%	1.36%
Allowance for credit losses/nonaccrual, past due 90 days still accruing and restructured loans	155.61	212.02	176.22	259.11	161.44
Table 9 — Allocation of Allowance for Credit Losses (in thousands):

	At December 31,
	2020	2019	2018	2017	2016
	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount
Commercial:
C&I	$13,609	$ N/A	$ N/A	$ N/A	$ N/A
Municipal	1,552	N/A	N/A	N/A	N/A

Total Commercial	15,161	12,122	11,948	10,865	11,707
Agricultural	1,255	1,206	1,446	1,305	1,101
Real estate:
Construction & Development	13,512	N/A	N/A	N/A	N/A
Farm	1,876	N/A	N/A	N/A	N/A
Non-Owner Occupied CRE	8,391	N/A	N/A	N/A	N/A
Owner Occupied CRE	12,347	N/A	N/A	N/A	N/A
Residential real estate	12,601	N/A	N/A	N/A	N/A

Total Real Estate	48,727	33,974	32,342	29,896	26,864
Consumer:
Auto	1,020	N/A	N/A	N/A	N/A
Non-Auto	371	N/A	N/A	N/A	N/A

Total Consumer	1,391	5,197	5,466	6,090	6,107

Total	$66,534	$52,499	$51,202	$48,156	$45,779

Percent of Loans in Each Category of Total Loans:

	2020	2019	2018	2017	2016
Commercial:
C&I	21.78%	N/A	N/A	N/A	N/A
Municipal	3.51%	N/A	N/A	N/A	N/A

Total Commercial	25.29%	20.41%	21.37%	19.63%	20.09%
Agricultural	1.83%	2.47%	2.45%	2.71%	2.50%
Real estate:
Construction & Development	10.72%	N/A	N/A	N/A	N/A
Farm	2.94%	N/A	N/A	N/A	N/A
Non-Owner Occupied CRE	10.55%	N/A	N/A	N/A	N/A
Owner Occupied CRE	14.45%	N/A	N/A	N/A	N/A
Residential real estate	25.59%	N/A	N/A	N/A	N/A

Total Real Estate	64.25%	67.31%	66.75%	66.07%	65.23%
Consumer:
Auto	6.89%	N/A	N/A	N/A	N/A
Non-Auto	1.74%	N/A	N/A	N/A	N/A

Total Consumer	8.63%	9.81%	9.43%	11.59%	12.18%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Interest-Bearing Demand Deposits in Banks.
The Company had interest-bearing demand deposits in banks of $517.97 million at December 31, 2020 and $47.92 million at December 31, 2019, respectively. At December 31, 2020, our interest-bearing deposits in banks included $517.57 million maintained at the Federal Reserve Bank of Dallas and $403 thousand on deposit with the Federal Home Loan Bank of Dallas (FHLB). The average balance of interest-bearing deposits in banks was $249.70 million, $80.81 million and $87.03 million in 2020, 2019 and 2018, respectively. The average yield on interest-bearing deposits in banks was 0.38%, 2.22% and 1.79% in 2020, 2019 and 2018, respectively.
Available-for-Sale
Securities
. At December 31, 2020, securities with a fair value of $4.39 billion were classified as securities available-for-sale.
There were no securities classified as
held-to-maturity
at December 31, 2020 and 2019. As compared to December 31, 2019, the available-for-sale
portfolio at December 31, 2020, reflected (1) a decrease of $10.02 million in U.S. Treasury securities; (2) an increase of $1.14 billion in obligations of states and political subdivisions; (3) a decrease of $151 thousand in corporate bonds and other; and (4) a decrease of $148.01 million in mortgage-backed securities. As compared to December 31, 2018, the available-for-sale
portfolio at December 31, 2019, reflected (1) an increase of $57 thousand in U.S. Treasury securities; (2) a decrease of $301 thousand in obligations of U.S. government sponsored enterprises and agencies; (3) an increase of $31.11 million in obligations of states and political subdivisions; (4) a decrease of $90 thousand in corporate bonds and other; and (5) an increase of $223.76 million in mortgage-backed securities.
Securities-available-for-sale
included fair value adjustments of $215.85 million, $84.51 million and $5.21 million at December 31, 2020, 2019 and 2018, respectively. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.
See Table 10 and Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2020 and 2019.

Table 10 — Maturities and Yields of
Available-for-Sale
Held at December 31, 2020 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$98,345	4.71%	$673,036	4.01%	$1,647,476	2.85%	$8,019	2.39%	$2,426,876	3.25%
Corporate bonds and other securities	4,557	1.86	—	—	—	—	—	—	4,557	1.86
Mortgage-backed securities	186,698	2.02	1,514,743	2.27	260,155	1.68	—	—	1,961,596	2.17

Total	$289,600	2.93%	$2,187,779	2.81%	$1,907,631	2.69%	$8,019	2.39%	$4,393,029	2.76%

All yields are computed on a
tax-equivalent
basis assuming a marginal tax rate of 21%. Yields on
available-for-sale
securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.
As of December 31, 2020, the investment portfolio had an overall tax equivalent yield of 2.76%, a weighted average life of 4.66 years and modified duration of 4.14 years compared to December 31, 2019, the investment portfolio had an overall tax equivalent yield of 3.17%, a weighted average life of 4.18 years and modified duration of 3.74 years.
Deposits
. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $8.68 billion as of December 31, 2020, as compared to $6.60 billion as of December 31, 2019 and $6.18 billion as of December 31, 2018. Table 11 provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $100,000 or more:
Table 11 — Composition of Average Deposits and Remaining Maturity of Time Deposits of $100,000 or More (in thousands, except percentages):

	2020		2019		2018
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$2,782,896	—%	$2,137,089	—%	$2,124,005	—%
Interest-bearing deposits
Interest-bearing checking	2,513,627	0.21	2,097,109	0.68	2,025,810	0.53
Savings and money market accounts	2,214,569	0.20	1,679,168	0.54	1,558,889	0.28
Time deposits under $100,000	195,425	0.43	186,709	0.70	204,929	0.25
Time deposits of $100,000 or more	274,933	0.88	245,680	1.04	262,986	0.48

Total interest-bearing deposits	5,198,554	0.25%	4,208,666	0.64%	4,052,614	0.42%

Total average deposits	$7,981,450		$6,345,755		$6,176,619

Total cost of deposits		0.16%		0.42%		0.27%

As of December 31, 2020
Three months or less	$109,096
Over three through six months	54,915
Over six through twelve months	79,159
Over twelve months	43,142

Total time deposits of $100,000 or more	$286,312

Borrowings.
Included in borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $430.09 million, $381.36 million and $468.71 million at December 31, 2020, 2019 and 2018, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowing. The average balances of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $561.51 million, $398.14 million, and $418.98 million in 2020, 2019 and 2018, respectively. The average rates paid on federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were 0.20%, 0.75% and 0.47% for the years ended December 31, 2020, 2019 and 2018, respectively. The weighted average interest rate on federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was 0.08%, 0.48% and 0.78% at December 31, 2020, 2019 and 2018, respectively. The highest amount of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB at any month-end
during 2020, 2019 and 2018 was $925.42 million, $423.67 million and $529.64 million, respectively.
Capital Resources
We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.
Total shareholders’ equity was $1.68 billion, or 15.39% of total assets at December 31, 2020, as compared to $1.23 billion, or 14.85% of total assets at December 31, 2019. Included in shareholders’ equity at December 31, 2020 and 2019 were $170.40 million and $67.51 million, respectively, in unrealized gains on investment securities available-for-sale,
net of related income taxes. During 2020, total shareholders’ equity averaged $1.56 billion, or 15.32% of average assets, as compared to $1.15 billion, or 14.44% of average assets during 2019.
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
As of December 31, 2020 and 2019, we had a total risk-based capital ratio of 22.03% and 21.13%, a Tier 1 capital to risk-weighted assets ratio of 20.79% and 20.06%, a common equity Tier 1 capital to risk-weighted ratio of 20.79% and 20.06% and a Tier 1 leverage ratio of 11.86% and 12.60%, respectively. The regulatory capital ratios as of December 31, 2020 and 2019 were calculated under Basel III rules.
Our subsidiary bank made the election to continue to exclude accumulated other comprehensive income from capital in connection with its March 31, 2015 quarterly financial filing and, in effect, to retain the accumulated other comprehensive income treatment under the prior capital rules.
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

As of December 31, 2020, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 4.75% and 9.51%, respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 3.46% and 5.44% relative to the current financial statement structure over the next twelve months
.
Our model simulation as of December 31, 2020 indicates that our balance sheet is relatively asset/liability neutral. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end
will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.
Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.
Liquidity
Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument, as detailed in Tables 12 and 13. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB, which amounted to $430.09 million at December 31, 2020, and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2021 (see next paragraph).
Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated
banks totaling $130.00 million. At December 31, 2020, there were no amounts drawn on these lines of credit. Our subsidiary bank also has (i) an available line of credit with the FHLB totaling $1.53 billion at December 31, 2020, secured by portions of our loan portfolio and certain investment securities and (ii) access to the Federal Reserve Bank of Dallas lending program. At December 31, 2020, the Company did not have any balances outstanding under this line of credit.
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
Journal
Prime Rate. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing
asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at December 31, 2020. There was no outstanding balance under the line of credit as of December 31, 2020 or 2019.
In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and cash equivalents at the Company, which totaled $136.67 million at December 31, 2020, investment securities which totaled $2.61 million at December 31, 2020 with maturities over 9 to 10 years, available dividends from our subsidiaries which totaled $289.68 million at December 31, 2020, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.
Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs.
Table 12 — Contractual Obligations as of December 31, 2020 (in thousands):

	Payment Due by Period
	Total Amounts	Less than 1 year	More than 1 year but less than 3 years	More than 3 years but less than 5 years	Over 5 years
Deposits with stated maturity dates	$475,425	$391,638	$64,495	$19,267	$25
Operating leases	2,577	1,094	870	535	78
Outsourcing service contracts	15,278	7,469	6,002	1,807	—

Total Contractual Obligations	$493,280	$400,201	$71,367	$21,609	$103

Amounts above for deposits do not include related accrued interest. The above table also does not include balances related to the Company’s interest rate locks commitments (“IRLCs”) and forward mortgage-backed security trades.
Off-Balance
Sheet/Reserve for Unfunded Commitments.
We are a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At December 31, 2020, the Company’s reserve for unfunded commitments totaled $5.49 million which is recorded in other liabilities.
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

Table 13 – Commitments as of December 31, 2020 (in thousands):

	Total Notional Amounts Committed	Less than 1 year	More than 1 year but less than 3 years	More than 3 years but less than 5 years	Over 5 years
Unfunded lines of credit	$871,960	$608,972	$152,592	$20,846	$89,550
Unfunded commitments to extend credit	742,538	426,108	42,010	51,757	222,663
Standby letters of credit	40,050	36,849	3,166	5	30

Total Commercial Commitments	$1,654,548	$1,071,929	$197,768	$72,608	$312,243

We believe we have no other OBS arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements. The above table also does not include balances related to the Company’s IRLCs and forward mortgage-backed security trades.
Parent Company Funding
. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At December 31, 2020, $289.68 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends to us of $87.50 million in 2020 and $84.50 million in 2019.
Dividends
. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 35% to 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 35.88%, 38.31% and 36.84% of net earnings, respectively, in 2020, 2019 and 2018. Given our current capital position, projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.
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
Our consolidated financial statements and the report of our independent registered public accounting firm begin on page
F-1.
Quarterly Results of Operations (in thousands, except per share and common stock data):
The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in the fiscal years of 2020 and 2019. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form
10-K.

	2020
	4 th	3 rd	2 nd	1 st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	$92,457	$91,373	$92,197	$88,100
Interest expense	1,920	2,163	2,962	7,198

Net interest income	90,537	89,210	89,235	80,902
Provision for credit losses	(8,033)	9,000	8,700	9,850

Net interest income after provision for credit losses	98,570	80,210	80,535	71,052
Noninterest income	35,686	38,539	35,407	26,670
Net gain on securities transactions	23	36	1,512	2,062
Noninterest expense	63,705	55,593	53,321	55,318

Earnings before income taxes	70,574	63,192	64,133	44,466
Income tax expense	12,099	10,335	10,663	7,234

Net earnings	$58,475	$52,857	$53,470	$37,232

Per Share Data:
Earnings per share, basic	$0.41	$0.37	$0.38	$0.26
Earnings per share, diluted	0.41	0.37	0.38	0.26
Cash dividends declared	0.13	0.13	0.13	0.12
Book value at period-end	11.80	11.40	11.14	9.03
Common stock sales price:
High	$36.43	$32.80	$33.81	$35.94
Low	27.49	26.71	23.44	20.70
Close	36.17	27.91	28.89	26.84

	2019
	4 th	3 rd	2 nd	1 st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	$82,123	$80,591	$79,576	$76,901
Interest expense	6,801	7,953	7,961	7,387

Net interest income	75,322	72,638	71,615	69,514
Provision for loan losses	950	450	600	965

Net interest income after provision for loan losses	74,372	72,188	71,015	68,549
Noninterest income	27,342	28,617	27,300	24,437
Net gain on securities transactions	5	52	676	—
Noninterest expense	51,938	48,910	48,304	47,367

Earnings before income taxes	49,781	51,947	50,687	45,619
Income tax expense	8,393	8,867	8,594	7,367

Net earnings	$41,388	$43,080	$42,093	$38,252

Per Share Data:
Earnings per share, basic	$0.30	$0.32	$0.31	$0.28
Earnings per share, diluted	0.30	0.32	0.31	0.28
Cash dividends declared	0.12	0.12	0.12	0.11
Book value at period-end	9.03	8.87	8.58	8.16
Common stock sales price:
High	$36.45	$33.97	$31.54	$32.65
Low	32.01	29.50	28.00	27.13
Close	35.10	33.33	30.79	28.89

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule
13a-15(e)
or
15d-15(e)
of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
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
First Financial Bankshares, Inc. and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in
Internal Control – Integrated
Framework
. Based on our assessment we believe that, as of December 31, 2020, the Company’s internal control over financial reporting, as such term is defined in Rule
13a-15(f)
of the Securities Exchange Act of 1934, is effective based on those criteria.
First Financial Bankshares, Inc. and subsidiaries’ independent auditors have issued an audit report, dated February 22, 2021, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of First Financial Bankshares, Inc.
Opinion on Internal Control over Financial Reporting
We have audited First Financial Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, First Financial Bankshares, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and our report dated February 22, 2021 expressed an unqualified opinion thereon.
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
February 22, 2021

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2021 Annual Meeting of Shareholders which will be filed with the SEC not later than 120 days after December 31, 2020.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2021 Annual Meeting of Shareholders which will be filed with the SEC not later than 120 days after December 31, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 related to security ownership of certain beneficial owners and management is hereby incorporated by reference from our proxy statement for our 2021 annual meeting of shareholders. The following chart gives aggregate information under our equity compensation plans as of December 31, 2020. Additional information regarding stock-based compensation plans is presented in Note 18 – Stock Option Plan and Restricted Stock Plan in the notes to consolidated financial statements.

	Number of Shares To be Issued Upon Exercise of Outstanding Awards		Weighted Average Exercise Price of Outstanding Awards		Number of Shares Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Far Left Column)
Equity compensation plans approved by security holders	1,928,945	(1)	$20.85	(2)	4,177,826
Equity compensation plans not approved by security holders	—		—		—

Total	1,928,945		$20.85		4,177,826

(1)	Includes 1,833,057 shares related to the Company’s stock option plan and 95,888 shares related to the Company’s restricted stock plan.
(2)	Excludes outstanding restricted stock which are granted for no consideration.
The remainder of the information required by Item 12 is incorporated by reference from our proxy statement for our 2021 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2021 Annual Meeting of Shareholders which will be filed with the SEC not later than 120 days after December 31, 2020.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2021 Annual Meeting of Shareholders which will be filed with the SEC not later than 120 days after December 31, 2020.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:
These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(3)	Exhibits:
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

2.2
—   Agreement and Plan of Reorganization dated September 19, 2019 by and among First Financial Bankshares, Inc., Brazos Merger Sub, Inc. and TB&T Bancshares, Inc. (schedules have been omitted pursuant to item 601(b)(2) of Regulation S-K) (incorporated by reference from Exhibit 2.1 to Registrant’s Form 8-K filed September 20, 2019).

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

FIRST FINANCIAL BANKSHARES, INC.

Date: February 22, 2021	By:	/s/ F. Scott Dueser
F. SCOTT DUESER
Chairman of the Board, Director, President and
Chief Executive Officer
(Principal Executive Officer)
The undersigned directors and officers of First Financial Bankshares, Inc. hereby constitute and appoint James R. Gordon, with full power to act and with full power of substitution and resubstitution, our true and lawful attorney-in-fact
with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and hereby ratify and confirm all that such attorney-in-fact
or his substitute shall lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ F. Scott Dueser F. Scott Dueser	Chairman of the Board, Director, President, and Chief Executive Officer (Principal Executive Officer)	February 22, 2021

/s/ James R. Gordon James R. Gordon	Executive Vice President and Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2021

/s/ April K. Anthony April K. Anthony	Director	February 22, 2021

/s/ Vianei Lopez Braun Vianei Lopez Braun	Director	February 22, 2021

/s/ Tucker S. Bridwell Tucker S. Bridwell	Director	February 22, 2021

/s/ David L. Copeland David L. Copeland	Director	February 22, 2021

Name	Title	Date

/s/ Michael B. Denny Michael B. Denny	Director	February 22, 2021

/s/ Murray H. Edwards Murray H. Edwards	Director	February 22, 2021

/s/ I. Tim Lancaster I. Tim Lancaster	Director	February 22, 2021

/s/ Kade Matthews Kade Matthews	Director	February 22, 2021

/s/ Robert C. Nickles Robert C. Nickles	Director	February 22, 2021

/s/ Johnny Trotter Johnny Trotter	Director	February 22, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of First Financial Bankshares, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2021 expressed an unqualified opinion thereon.
Adoption of ASU
No. 2016-13
As discussed in Note 1 of the consolidated financial statements, the Company changed its method of accounting for allowance for loan losses. As explained below, auditing the Company’s allowance for loan losses was a critical audit matter.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
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

Allowance for Loan Losses

Description of the Matter
As of December 31, 2020, the Company’s loan portfolio totaled $5.2 billion and the related allowance for loan losses (ALL) was $66.5 million. As noted above and in Note 1, as of January 1, 2020, the Company adopted ASU
2016-13,
Financial Instruments – Credit Losses, which introduces a forward-looking expected loss model (the “Current Expected Credit Losses (CECL)” model) to estimate credit losses over the remaining expected life of the Company’s loan portfolio. As discussed in Notes 1 and 3 of the consolidated financial statements, the ALL is an amount which represents management’s best estimate of expected credit losses over the contractual life of the Company’s loan portfolio as of the balance sheet date. The ALL includes credit loss estimates for loans evaluated using common risk characteristics such as financial asset type, collateral type and industry of the borrower. Historical losses are correlated to economic variables that are determined to be the most relevant indicators of expected losses. Those economic variables are forecasted over the reasonable and supportable forecast period to determine the current expected credit losses. Qualitative adjustments are then made to account for factors that management does not believe are captured in the CECL quantitative models. Management applies judgment in estimating the ALL and, in particular, in identifying and quantifying qualitative adjustments included within the ALL.

Auditing management’s estimate of the allowance for loan losses involved a high degree of subjectivity due to the complexity of the models and the qualitative adjustments included in the estimate. Management’s identification and measurement of the qualitative adjustments is highly judgmental and could have a significant impact on the allowance for loan losses.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s process for establishing the allowance for loan losses, including the models used and the qualitative adjustments made to the ALL. We evaluated the design and tested the operating effectiveness of the controls and governance over the model methodology and qualitative adjustment methodology, including the validation and monitoring procedures performed over the models, the identification and the assessment of the need for qualitative adjustments, the reliability and accuracy of data used to estimate the various components of the qualitative adjustments, and management’s review and approval of the qualitative adjustments.

To test the models, with the support of specialists, we evaluated the model methodology and design, including the Company’s selection of economic variables that were deemed to be the most relevant indicators of expected credit losses, as well as performed procedures over the Company’s correlation of those economic variables to historical losses. On a sample basis, we independently tested and agreed the key inputs used in the models to internal and external sources. Additionally, on a sample basis, we performed an independent recalculation of the models’ output. To test the qualitative adjustments, we evaluated the identification and measurement of the adjustments, including the basis for concluding the adjustments were warranted when considering the model methodology and the historical data used in the adjustments. We tested the completeness and accuracy of data used by the Company to estimate the qualitative adjustments by agreeing underlying data to internal sources and recalculated the analyses used by the Company to measure the adjustments. We also reviewed peer-bank allowance coverage ratios and subsequent event information and considered whether it corroborated or contradicted the Company’s overall estimate of the ALL.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Dallas, Texas
February 22, 2021

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2020 and 2019
(Dollars in thousands, except share and per share amounts)

	2020	2019
ASSETS

CASH AND DUE FROM BANKS	$211,113	$231,534
FEDERAL FUNDS SOLD	—	3,150
INTEREST-BEARING DEMAND DEPOSITS IN BANKS	517,971	47,920

Total cash and cash equivalents	729,084	282,604
SECURITIES AVAILABLE-FOR-SALE, at fair value (amortized cost of these securities was $4,177,179 and $3,327,805 as of December 31, 2020 and 2019, respectively)	4,393,029	3,413,317
LOANS:
Held-for-investment	5,171,033	4,194,969
Less – allowance for loan losses	(66,534)	(52,499)

Net loans held - for - investment	5,104,499	4,142,470
Held-for-sale ($79,585 and $23,076 under fair value option as of December 31, 2020 and 2019 , respectively)	83,969	28,228
BANK PREMISES AND EQUIPMENT, net	142,269	131,022
INTANGIBLE ASSETS , net	318,392	173,667
OTHER ASSETS	133,258	90,919

Total assets	$10,904,500	$8,262,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$2,982,697	$2,065,128
INTEREST-BEARING DEPOSITS	5,693,120	4,538,678

Total deposits	8,675,817	6,603,806
DIVIDENDS PAYABLE	18,484	16,306
BORROWINGS	430,093	381,356
OTHER LIABILITIES	101,916	33,562

Total liabilities	9,226,310	7,035,030

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock—$0.01 par value; authorized 200,000,000 shares; 142,161,834 and 135,891,755 shares issued at December 31, 2020 and 2019, respectively	1,422	1,359
Capital surplus	669,644	450,676
Retained earnings	836,729	707,656
Treasury stock (shares at cost: 938,591 and 927,408 at
December 31, 2020 and 2019, respectively)	(9,126)	(8,222)
Deferred c ompensation	9,126	8,222
Accumulated other comprehensive earnings	170,395	67,506

Total shareholders’ equity	1,678,190	1,227,197

Total liabilities and shareholders’ equity	$10,904,500	$8,262,227

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Earnings
December 31, 2020, 2019 and 2018
(Dollars in thousands, except share and per share amounts)

	2020	2019	2018
INTEREST INCOME:
Interest and fees on loans	$263,320	$224,556	$200,347
Interest on investment securities:
Taxable	51,456	55,670	50,052
Exempt from federal income tax	48,399	37,075	39,661
Interest on federal funds sold and interest-bearing deposits in banks	953	1,891	1,630

Total interest income	364,128	319,192	291,690

INTEREST EXPENSE:
Interest on deposits	13,118	27,122	16,946
Other	1,125	2,980	1,984

Total interest expense	14,243	30,102	18,930

Net interest income	349,885	289,090	272,760
PROVISION FOR CREDIT LOSSES	19,517	2,965	5,665

Net interest income after provisions for credit losses	330,368	286,125	267,095

NONINTEREST INCOME:
Trust fees	29,531	28,401	28,181
Service charges on deposit accounts	20,572	22,039	21,663
ATM, interchange and credit card fees	32,469	29,863	28,532
Gain on sale and fees on mortgage loans	43,872	18,144	15,157
Net gain on sale of available-for-sale securities	3,633	733	1,354
Net gain (loss) on sale of foreclosed assets	159	274	116
Net gain (loss) on sale of assets	112	319	(147)
Interest on loan recoveries	856	2,092	938
Other	8,731	6,563	5,970

Total noninterest income	139,935	108,428	101,764

NONINTEREST EXPENSE:
Salaries and employee benefits	135,123	112,336	105,189
Cost related to termination of pension plan	—	2,673	1,546
Net occupancy expense	12,388	11,156	11,173
Equipment expense	8,396	9,052	10,118
FDIC insurance premiums	1,758	1,091	2,333
ATM, interchange and credit card expenses	11,235	9,856	9,282
Professional and service fees	9,346	7,853	8,894
Printing, stationery and supplies	2,163	1,812	1,997
Operational and other losses	2,462	1,879	2,188
Software amortization and expense	8,862	7,305	6,020
Amortization of intangible assets	1,990	1,016	1,272
Other	34,215	30,492	30,672

Total noninterest expense	227,938	196,521	190,684

EARNINGS BEFORE INCOME TAXES	242,365	198,032	178,175
INCOME TAX EXPENSE	40,331	33,220	27,537

NET EARNINGS	$202,034	$164,812	$150,638

NET EARNINGS PER SHARE, BASIC	$1.42	$1.22	$1.11

NET EARNINGS PER SHARE, DILUTED	$1.42	$1.21	$1.11

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
Years Ended December 31, 2020, 2019 and 2018
(Dollars in thousands)

	2020	2019	2018
NET EARNINGS	$202,034	$164,812	$150,638
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income tax	133,872	80,906	(38,185)
Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(3,633)	(733)	(1,354)
Minimum liability pension adjustment, before income tax	—	1,676	1,970

Total other items of comprehensive earnings (losses)	130,239	81,849	(37,569)
Income tax benefit (expense) related to:
Investment securities	(28,113)	(16,990)	8,019
Reclassification adjustment for realized gains on investment securities included in net earnings	763	154	284
Minimum liability pension adjustment	—	(352)	(414)

Total income tax benefit (expense)	(27,350)	(17,188)	7,889

COMPREHENSIVE EARNINGS	$304,923	$229,473	$120,958

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2020, 2019 and 2018
(Dollars in thousands)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Deferred Compensation	Accumulated Other Total Comprehensive Earnings (Losses)	Shareholders’ Equity
	Shares	Amount			Shares	Amounts
BALANCE, December 31, 2017	66,260,444	$663	$378,062	$517,257	(495,964)	$(7,148)	$7,148	$26,786	$922,768
Net earnings	—	—	—	150,638	—	—	—	—	150,638
Stock option exercises	173,822	2	3,861			—	—	—	3,863
Restricted stock grant, net	29,496	—	1,609		—	—	—	—	1,609
Cash dividends declared, $0.41 per share	—	—	—	(55,499)	—	—	—	—	(55,499)
Stock issued in acquisition of Commercial Bancshares, Inc.	1,289,371	13	58,074	—	—	—	—	—	58,087
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	1,556	1,556
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	(31,235)	(31,235)
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	28,153	(359)	359	—	—
Stock option expense	—	—	1,508	—	—	—	—	—	1,508
Reclassification of certain income tax effects related to the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Acts to retained earnings	—	—	—	(5,759)	—	—	—	5,759	—
Reclassification of unrealized gain in equity securities At December 31, 2017 from accumulated other Comprehensive earnings to retained earnings	—	—	—	21	—	—	—	(21)	—
BALANCE, December 31, 2018	67,753,133	$678	$443,114	$606,658	(467,811)	$(7,507)	$7,507	$2,845	$1,053,295
Net earnings	—	—	—	164,812	—	—	—	—	164,812
Stock option exercises	241,725	2	4,291	—	—	—	—	—	4,293
Restricted stock grant, net	56,687	—	1,782	—	—	—	—	—	1,782
Cash dividends declared, $0.47 per share	—	—	—	(63,135)	—	—	—	—	(63,135)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	1,324	1,324
Change in unrealized gain in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	63,337	63,337
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	4,742	(715)	715	—	—
Stock option expense	—	—	1,489	—	—	—	—	—	1,489
Two-for-one stock split in the form of 100% stock dividend	67,840,210	679	—	(679)	(464,339)	—	—	—	—
BALANCE, December 31, 2019	135,891,755	$1,359	$450,676	$707,656	(927,408)	$(8,222)	$8,222	$67,506	$1,227,197
(continued)
The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2020, 2019 and 2018
(Dollars in thousands)

Cumulative effect of adopting ASC 326 on January 1, 2020, net of related income taxes	—	—	—	(466)	—	—	—	—	(466)
Total shareholders’ equity at beginning of period, as adjusted	135,891,755	1,359	450,676	707,190	(927,408)	(8,222)	8,222	67,506	1,226,731
Stock issued in acquisition of TB&T Bancshares, Inc.	6,275,574	63	220,210	—	—	—	—	—	220,273
Net earnings	—	—	—	202,034	—	—	—	—	202,034
Stock option exercises	295,093	3	4,714	—	—	—	—	—	4,717
Restricted stock grant, net	24,214	—	672	—	—	—	—	—	672
Cash dividends declared, $0.51 per share	—	—	—	(72,495)	—	—	—	—	(72,495)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	102,889	102,889
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(11,183)	(904)	904	—	—
Stock option expense	—	—	1,377	—	—	—	—	—	1,377
Shares repurchased and retired under stock repurchase authorization	(324,802)	(3)	(8,005)	—	—	—	—	—	(8,008)
BALANCE, December 31, 2020	142,161,834	$1,422	$669,644	$836,729	(938,591)	$(9,126)	$9,126	$170,395	$1,678,190
The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2020, 2019 and 2018
(Dollars in thousands)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$202,034	$164,812	$150,638
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,793	11,665	12,549
Provision for credit losses	19,517	2,965	5,665
Securities premium amortization, net	41,959	25,788	27,467
Discount accretion on purchased loans	(3,780)	(1,666)	(2,636)
Gain on sale of assets, net	(4,001)	(1,477)	(1,216)
Deferred federal income tax (expense) benefit	(5,249)	(29)	(250)
Change in loans held-for-sale	(53,494)	(5,830)	(5,791)
Change in other assets	(23,233)	1,851	(1,697)
Change in other liabilities	24,122	4,374	1,621

Total adjustments	8,634	37,641	35,712

Net cash provided by operating activities	210,668	202,453	186,350

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition of TB&T Bancshares, Inc., net	61,028	—	—
Cash received in acquisition of Commercial Bancshares, Inc., net	—	—	18,653
Net decrease in interest-bearing time deposits in banks	—	1,458	—
Activity in available-for-sale securities:
Sales	263,042	67,414	220,259
Maturities	6,075,017	4,460,703	3,439,028
Purchases	(7,117,151)	(4,727,430)	(3,731,821)
Net increase in loans held-for-investment	(529,144)	(243,524)	(202,602)
Purchases of bank premises and equipment	(16,450)	(8,671)	(17,646)
Proceeds from sale of bank premises and equipment and other assets	1,456	2,249	844

Net cash used in investing activities	(1,262,202)	(447,801)	(273,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	679,744	(50,979)	(87,583)
Net increase (decrease) in interest-bearing deposits	843,142	474,396	(36,891)
Net increase (decrease) in borrowings	48,737	(87,350)	137,706
Common stock transactions:
Proceeds from stock option exercises	4,717	4,294	3,864
Dividends paid	(70,318)	(61,056)	(53,861)
Repurchase of stock	(8,008)	—	—

Net cash provided by (used in) financing activities	1,498,014	279,305	(36,765)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	446,480	33,957	(123,700)
CASH AND CASH EQUIVALENTS, beginning of year	282,604	248,647	372,347

CASH AND CASH EQUIVALENTS, end of year	$729,084	$282,604	$248,647

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018
1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Nature of Operations
First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company”, “we” or “us”) is a financial holding company which owns all of the capital stock of one bank with 78 locations located in Texas as of December 31, 2020. The Company’s subsidiary bank is First Financial Bank, N.A. The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which First Financial Bank, N.A., is located. In addition, the Company also owns First Financial Trust & Asset Management Company, N.A., First Financial Insurance Agency, Inc.,

First Technology Services,
Inc. and First Financial Investments, Inc.
Basis of Presentation
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include its allowance for credit losses and its valuation of financial instruments.
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
Stock Repurchase
On March 12, 2020, the Company’s Board of Directors authorized the repurchase of up to 4,000,000 common shares through September 30, 2021. Previously, the Board of Directors had authorized the repurchase of up to 2,000,000 common shares through September 30, 2020. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and its stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through December 31, 2020, 324,802 shares were repurchased and retired (all during the months of March and April of 2020) totaling $8,008,000 under this repurchase plan. Subsequent to December 31, 2020 and through February
22
, 2021, no additional shares were repurchased. For the years ended December 31, 2019 and 2018, no shares were repurchased under this repurchase plan or the prior authorization that expired September 30, 2020.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

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
On January 1, 2020, the Company acquired 100% of the outstanding capital stock of TB&T Bancshares, Inc. through the merger of a wholly-owned subsidiary with and into TB&T Bancshares, Inc. Following such merger, TB&T Bancshares, Inc. and its wholly-owned subsidiary, The Bank & Trust of Bryan/College Station, Texas were merged into the Company and First Financial Bank, N.A., respectively. The results of operations of TB&T Bancshares, Inc. subsequent to the acquisition date, are included in the consolidated earnings of the Company.
See Note 21 for additional information.
Adoption of New Accounting Standards
On January 1, 2020, Accounting Standards Update (“ASU”)
2016-13,
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
, became effective for the Company. Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) replaced the previous “incurred loss” model for measuring credit losses with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity
debt securities. It also applies to OBS credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, ASC 326 made changes to the accounting for available-for-sale
debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale
debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.
On March 27, 2020, the CARES Act was signed by the President of the United States that included an option for entities to delay the implementation of ASC 326 until the earlier of the termination date of the national emergency declaration by the President, or December 31, 2020. Under this option, the Company elected to delay implementation of CECL and calculated and recorded the provision for credit losses through the nine-months ended September 30, 2020 under the incurred loss model. At December 31, 2020, the Company elected to adopt ASC 326, effective as of January 1, 2020, through a transition charge to retained earnings of $589,000 ($466,000 net of applicable income taxes). This transition adjustment was comprised of a decrease of $619,000 in allowance for credit losses and an increase of $1,208,000 in the reserve for unfunded commitments.
With the adoption of ASC 326, we revised certain accounting policies and implemented certain accounting policy elections which are described below. Prior to January 1, 2020, allowance for credit losses were based on the incurred loss methodology in accordance with accounting policies disclosed in Note 1 of the Consolidated Financial Statements included in the Company’s 2019 Form
10-K.
The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost, net investment in leases and OBS credit exposures.
The Company adopted ASC 326 using the prospective transition approach for securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis remains the same before and after the effective date of ASC 326. The effective interest rate on these debt securities was not changed. We did not have any securities for which OTTI had been recognized as of December 31, 2019.
The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC
310-30.
In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. For the periods ended December 31, 2020 and 2019, amounts related to the Company’s PCD and PCI loans were insignificant and disclosures related to these balances have been omitted.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018
Investment Securities
Management classifies debt securities as
held-to-maturity,
available-for-sale,
or trading based on its intent. Securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity
and recorded at amortized cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method. Securities not classified as held-to-maturity
or trading are classified as
available-for-sale
and recorded at fair value, with unrealized holding gains and losses (those for which no allowance for credit losses are recorded) reported as a component of other comprehensive income, net of tax. Management determines the appropriate classification of securities at the time of purchase.
Interest income includes amortization of purchase premiums and discounts over the period to maturity using a level-yield method, except for premiums on callable securities, which are amortized to their earliest call date. Realized gains and losses are recorded on the sale of securities in noninterest income.
The Company has made a policy election to exclude accrued interest from the amortized cost basis of securities and report accrued interest separately in other assets on the consolidated balance sheets. A security is placed on nonaccrual status at the time any principal or interest payments become more than
90 days
delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to securities reversed against interest income for the year ended December 31, 2020.
The Company records its
available-for-sale
securities portfolio at fair value. Fair values of these securities are determined based on methodologies in accordance with current authoritative accounting guidance. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, credit ratings and yield curves. Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security.
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
Allowance for Credit Losses –
Available-for-Sale
Securities
For
available-for-sale
securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, any previously recognized allowances are charged-off
and the security’s amortized cost basis is written down to fair value through income as a provision for credit losses. For available-for-sale
securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.
Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale
securities from the estimate of credit losses. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit losses.
Available-for-sale
securities are
charged-off
against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018
Prior to the adoption of ASC 326, declines in the fair value of securities below their cost that were deemed to be other-than-temporary were reflected in earnings as realized losses. In estimating other-than-temporary impairment losses prior to January 1, 2020, management considered, among other things, the length of time and the extent to which the fair value had been less than cost, the financial condition and near-term prospects of the issuer and the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
Allowance
for Credit Losses – Held-to-Maturity
Securities
The allowance for credit losses on
held-to-maturity
securities is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of held-to-maturity
securities to present management’s best estimate of the net amount expected to be collected.
Held-to-maturity
securities are
charged-off
against the allowance when deemed uncollectible by management. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management measures expected credit losses on held-to-maturity
securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity
securities from the estimate of credit losses.
At December 31, 2020 and 2019, the Company held no securities that were classified as held-to-maturity.
Loans
Held-for-Investment
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, net of the allowance for credit losses. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, fair value hedge accounting adjustments, deferred loan fees and costs. The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and report accrued interest separately from the related loan balance in other assets on the condensed consolidated balance sheets.
Interest on loans is calculated by using the simple interest method on daily balances of the principal amounts outstanding. The Company defers and amortizes net loan origination fees and costs as an adjustment to yield.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, we consider the borrower’s debt service capacity through the analysis of current financial information, if available, and/or current information with regards to our collateral position. Regulatory provisions would typically require the placement of a loan on nonaccrual status if principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or full payment of principal and interest is not expected. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured.
Prior to the adoption of ASC 326 on January 1, 2020, loans were reported as impaired when, based on then current information and events, it was probable we would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment was evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan was impaired, a specific valuation allowance was allocated, if necessary, so that the loan was reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment was expected solely from the collateral. Interest payments on impaired loans were typically applied to principal unless collectibility of the principal amount was reasonably assured, in which case interest was recognized on a cash basis. Impaired loans, or portions thereof, were charged off when deemed uncollectible.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

Further information regarding our accounting policies related to past due loans, nonaccrual loans and troubled-debt restructurings is presented in Note 3.
Acquired Loans
Loans acquired in connection with acquisitions are recorded at their acquisition-date fair value. The allowance for credit losses related to the acquired loan portfolio is not carried over. Acquired loans are classified into two categories based on the credit risk characteristics of the underlying borrowers as either purchased credit deteriorated (“PCD”) loans, or loans with no evidence of credit deterioration
(“non-PCD”).
PCD loans are defined as a loan or pool of loans that have experienced more-than-insignificant credit deterioration since the origination date. The Company uses a combination of individual and pooled review approaches to determine if acquired loans are PCD. At acquisition, the Company considers a number of factors to determine if an acquired loan or pool of loans has experienced more-than-insignificant credit deterioration.
The initial allowance related to PCD loans that share similar risk characteristics is established using a pooled approach. The Company uses either a discounted cash flow or weighted average remaining life method to determine the required level of the allowance. PCD loans that were classified as nonaccrual as of the acquisition date and are collateral dependent are assessed for allowance on an individual basis.
For PCD loans, an initial allowance is established on the acquisition date and combined with the fair value of the loan to arrive at acquisition date amortized cost. Accordingly, no allowance for credit losses is recognized on PCD loans at the acquisition date.
Subsequent to the acquisition date, the initial allowance for credit losses on PCD loans will increase or decrease based on future evaluations, with changes recognized in the provision for credit losses.
Non-PCD
loans are pooled into segments together with originated loans that share similar risk characteristics and have an allowance established on the acquisition date, which is recognized in the current period provision for credit losses.
Determining the fair value of the acquired loans involves estimating the principal and interest payment cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition-date fair value including the remaining life, interest rate profile, market interest rate environment, payment schedules, risk ratings, probability of default and loss given default, and estimated prepayment rates. For PCD loans, the non-credit
discount or premium is allocated to individual loans as determined by the difference between the loan’s unpaid principal balance and amortized cost basis. The non-credit
premium or discount is recognized into interest income on a level yield basis over the remaining expected life of the loan. For non-PCD
loans, the fair value discount or premium is allocated to individual loans and recognized into interest income on a level yield basis over the remaining expected life of the loan.
Prior to January 1, 2020, loans acquired in a business combination that had evidence of credit impairment and for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable were considered PCI. PCI loans were accounted for individually or aggregated into pools of loans based on common risk characteristics such as credit grade, loan type, and date of origination.
Allowance for Credit Losses—Loans
The allowance for credit losses (“allowance” or “ACL”) is a contra-asset valuation account, calculated in accordance with
ASC 326, that is deducted from the amortized cost basis of loans. The ACL represents an amount which, in management’s judgement, is adequate to absorb the lifetime expected credit losses that may be experienced on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The allowance for credit losses is measured and recorded upon the initial recognition of a

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

financial asset. Determination of the adequacy of the allowance is inherently complex and requires the use of significant and highly subjective estimates. Loans are charged-off
against the allowance when deemed uncollectible by management. Expected recoveries do not exceed the aggregate of amounts previously charged-off
and expected to be
charged-off.
Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses.
The Company’s methodology for estimating the allowance includes: (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions throughout a reasonable and supportable period and the Company’s prepayment and curtailment rates; (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large relationships, early delinquencies, and factors related to credit administrations, including, among others, loan-to-value
ratios, borrowers’ risk rating and credit score migrations; and (3) individual allowances on loans where borrowers are experiencing financial difficulty or when the Company determines that the foreclosure is probable.
In calculating the allowance for credit losses, most loans are segmented into pools based upon similar characteristics and risk profiles. Common characteristics and risk profiles include the type/purpose of loan, underlying collateral, geographical similarity and historical/expected credit loss patterns. In developing these loan pools for the purposes of modeling expected credit losses, we also analyzed the degree of correlation in how loans within each portfolio respond when subjected to varying economic conditions and scenarios as well as other portfolio stress factors. For modeling purposes, our loan portfolio segments include C&I, Municipal, Agricultural, Construction and Development, Farm, Non-Owner Occupied and Owner Occupied CRE, Residential, Consumer Auto and Consumer Non-Auto. We periodically reassess each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary. Refer to Note 3 for more details on the Company’s portfolio segments.
The Company applies two methodologies to estimate the allowance on its pooled portfolio segments; discounted cash flows method and weighted average remaining life method. Allowance estimates on the following portfolio segments are calculated using the discounted cash flows method: C&I, Municipal, Construction and Development, Farm, Non-Owner Occupied and Owner Occupied CRE and Residential. Allowance estimates on the following portfolio segments are calculated using the remaining life method: Agriculture, Consumer Auto and Consumer Non-Auto. The models related to these methodologies utilize the Company’s historical default and loss experience adjusted for future economic forecasts. The reasonable and supportable forecast period represents a one-year economic outlook for the applicable economic variables. Following the end of the reasonable and supportable forecast period expected losses revert back to the historical mean over the next two years on a straight-line basis. Economic variables that have the most significant impact on the allowance include; Texas unemployment rate, Texas house price index and Texas retail sales index. Contractual loan level cash flows within the discounted cash flows methodology are adjusted for the Company’s historical prepayment and curtailment rate experience.
In some cases, management may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk rating of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on an ongoing basis.
Management qualitatively adjusts model results for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor
(“Q-Factor”)
adjustments may increase or decrease management’s estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making
Q-Factor
adjustments include, among other things, the impact of (i) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (ii) actual and expected

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

changes in national, regional, and local economic and business conditions and developments that affect the collectability of the loan pools, (iii) changes in the nature, volume and size of a loan or the loan pools and in the terms of the underlying loans, (iv) changes in the experience, ability, and depth of our lending management and staff, (v) changes in volume and severity of past due financial assets, the volume of nonaccrual assets, and the volume and severity of adversely classified or graded assets, (vi) changes in the quality of our credit review function, (vii) changes in the value of the underlying collateral for loans that are non-collateral
dependent, (viii) the existence, growth, and effect of any concentrations of credit and (ix) other factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters or health pandemics.
Management believes it uses relevant information available to make determinations about the allowance and that it has established the existing allowance in accordance with GAAP. However, the determination of the allowance requires significant judgment, and estimates of expected lifetime losses in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize expected losses, future additions to the allowance may be necessary based on changes in the loans comprising the portfolio, changes in the current and forecasted economic conditions, changes to the interest rate environment which may directly impact prepayment and curtailment rate assumptions, and changes in the financial condition of borrowers.
The adoption of the CECL standard did not result in a significant change to any other credit risk management and monitoring processes, including identification of past due or delinquent borrowers, nonaccrual practices, assessment of troubled debt restructurings or charge-off policies.
Allowance for Credit Losses—Off-Balance-Sheet/Reserve for Unfunded Commitments

The allowance for credit losses on
off-balance-sheet
credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. These obligations include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. At December 31, 2020, the Company’s reserve for unfunded commitments totaled $5,486,000.
Other Real Estate
Other real estate owned is foreclosed property held pending disposition and is initially recorded at fair value, less estimated costs to sell. At foreclosure, if the fair value of the real estate, less estimated costs to sell, is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Any subsequent reduction in value is recognized by a charge to income. Operating and holding expenses of such properties, net of related income, and gains and losses on their disposition are included in net gain (loss) on sale of foreclosed assets as incurred.
Bank Premises and Equipment
Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed principally on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the life of the respective lease or the estimated useful lives of the improvements, whichever is shorter
.
Business Combinations, Goodwill and Other Intangible Assets
The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year and totaled $313,481,000 and $171,565,000, at December 31, 2020 and 2019, respectively. There was no impairment recorded for the years ended December 31, 2020, 2019 and 2018.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018
The carrying amount of goodwill arising from acquisitions that qualify as an asset purchase for federal income tax purposes was $16,048,000 and $18,680,000 at December 31, 2020 and 2019, respectively, and is deductible for federal income tax purposes.
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
Accumulated Other Comprehensive Income (Loss)
Unrealized net gains on the Company’s
available-for-sale
securities (after applicable income tax expense) totaling $170,395,000 and $67,506,000 at December 31, 2020 and 2019, respectively, are included in accumulated other comprehensive income. There were no amounts under the minimum pension liability at December 31, 2020 or 2019 (see Note 14).
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
Stock Based Compensation
The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the grant date. The grant date fair value is amortized over the vesting period which generally is six years. The Company also grants restricted stock for a fixed number of shares which generally vests over periods of one to three years. See Note 18 for further information.
Advertising Costs
Advertising costs are expensed as incurred.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

Per Share Data
Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common stock shares outstanding during the period. The Company calculates diluted EPS assuming all outstanding stock options to purchase common shares and unvested restricted stock shares have been exercised and/or vested at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is determined by application of the treasury stock method, whereby the proceeds from the exercised options and unearned compensation for restricted stock are assumed to be used to purchase common shares at the average market price during the respective year. Anti-dilutive shares for the years ended December 31, 2020 were
399,300 and were excluded from the computation of EPS. There were no such anti-dilutive stock options for the years ended December 31, 2019 and 2018. The following table reconciles the computation of basic EPS to diluted EPS:

For the year ended December 31, 2020:	Net Earnings (in thousands)	Weighted Average Shares	Per Share Amount
Net earnings per share, basic	$202,034	142,032,420	$1.42
Effect of stock options and stock grants	—	512,571	—

Net earnings per share, diluted	$202,034	142,544,991	$1.42

For the year ended December 31, 2019:
Net earnings per share, basic	$164,812	135,647,354	$1.22
Effect of stock options and stock grants	—	698,665	(0.01)

Net earnings per share, diluted	$164,812	136,346,019	$1.21

For the year ended December 31, 2018:
Net earnings per share, basic	$150,638	135,218,734	$1.11
Effect of stock options and stock grants	—	747,294	—

Net earnings per share, diluted	$150,638	135,966,028	$1.11

Recently Issued and Effective Authoritative Accounting Guidance

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
ASU
2019-12,
“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.”
ASU
2019-12,
simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intra-period tax aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up
in the tax basis of goodwill. ASU
2019-12
is effective for the Company for annual reporting periods after December 15, 2020, and interim periods within. Adoption of ASU
2019-12
is not expected to have a material impact on the Company’s financial statements and related disclosures.

FIRST FINANCIAL
BANKSHARES
, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

2.
SECURITIES:
Debt securities have been classified in the condensed consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, allowance for credit losses and the fair value of available-for-sale
securities are as follows (dollars in thousands):

	December 31, 2020
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of state and political subdivisions	$2,283,616	$143,339	$(79)	$2,426,876
Residential mortgage-backed securities	1,421,922	50,473	(115)	1,472,280
Commercial mortgage-backed securities	467,243	22,077	(4)	489,316
Corporate bonds and other	4,398	159	—	4,557

Total securities available-for-sale	$4,177,179	$216,048	$(198)	$4,393,029

	December 31, 2019
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasury securities	$9,997	$22	$—	$10,019
Obligations of state and political subdivisions	1,231,619	57,764	(400)	1,288,983
Corporate bonds and other	4,643	65	—	4,708
Residential mortgage-backed securities	1,586,872	23,139	(1,148)	1,608,863
Commercial mortgage-backed securities	494,674	6,356	(286)	500,744

Total securities available-for-sale	$3,327,805	$87,346	$(1,834)	$3,413,317

The Company did not hold any securities classified as
held-to-maturity
for the years ended December 31, 2020 and 2019.
The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at December 31, 2020, were computed by using scheduled amortization of balances and historical prepayment rates.
The amortized cost and estimated fair value of
available-for-sale
securities at December 31, 2020, by contractual and expected maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value
Due within one year	$285,774	$289,600
Due after one year through five years	2,078,388	2,187,779
Due after five years through ten years	1,805,324	1,907,631
Due after ten years	7,693	8,019

Total	$4,177,179	$4,393,029

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018
The following tables disclose, as of December 31, 2020 and 2019, the Company’s investment securities that have been in a continuous unrealized-loss
position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
December 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of state and political subdivisions	$25,214	$79	$—	$—	$25,214	$79
Residential mortgage-backed securities	36,017	96	3,156	19	39,173	115
Commercial mortgage-backed securities	16,218	4	—	—	16,218	4

Total	$77,449	$179	$3,156	$19	$80,605	$198

	Less than 12 Months		12 Months or Longer		Total
December 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of state and political subdivisions	$65,787	$400	$326	$—	$66,113	$400
Residential mortgage-backed securities	100,004	306	103,983	842	203,987	1,148
Commercial mortgage-backed securities	74,560	178	35,178	108	109,738	286

Total	$240,351	$884	$139,487	$950	$379,838	$1,834

The number of investments in an unrealized loss position totaled 24 at December 31, 2020. Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed investment securities at December 31, 2020 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at December 31, 2020. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At December 31, 2020 and 2019, 80.87% and 86.34%, respectively, of our available-for-sale
securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 51.57% and 41.35%, respectively, were guaranteed by the Texas Permanent School Fund.
Securities, carried at approximately $3,005,084,000 and $2,329,784,000 December 31, 2020 and 2019, respectively, were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.
During 2020, 2019 and 2018, sales of investment securities that were classified as available-for-sale
totaled $263,042,000, $67,414,000 and $220,259,000. Gross realized gains from 2020, 2019 and 2018, securities sales were $3,637,000, $752,000 and $1,847,000, respectively. Gross realized losses from 2020, 2019 and 2018 securities sales were $4,000, $19,000 and $493,000, respectively.
The specific identification method was used to determine cost in order to compute the realized gains and losses.
3.
LOANS AND ALLOWANCE FOR CREDIT LOSSES:
In conjunction with the adoption of ASC 326, the Company expanded its four loan portfolios into ten portfolio segments.
For the year ended December 31, 2020, the tables to follow outline the Company’s loan portfolio by the ten portfolio segments where applicable. For all prior periods, management has elected to maintain its previously disclosed loan segments.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

Loans
held-for-investment
by portfolio segment are as follows (dollars in thousands):

	December 31,
	2020	2019
Commercial:
C&I	$1,131,382	$	N/A
Municipal	181,325		N/A

Total Commercial	1,312,707		856,326
Agricultural	94,864		103,640
Real Estate:
Construction & Development	553,959		N/A
Farm	152,237		N/A
Non-Owner Occupied CRE	617,686		N/A
Owner Occupied CRE	746,974		N/A
Residential	1,248,409		N/A

Total Real Estate	3,319,265		2,823,372
Consumer:
Auto	353,595		N/A
Non-Auto	90,602		N/A

Total Consumer	444,197		411,631

Total Loans	5,171,033		4,194,969

Less: Allowance for credit losses	(66,534)		(52,499)

Loans, net	$5,104,499		$4,142,470
Outstanding loan balances at December 31, 2020 and 2019, are net of unearned income, including net deferred loan fees.
Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (“FHLB”) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At December 31, 2020, $3,239,207,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At December 31, 2020, there was no balance outstanding under this line of credit.
The Company completed the implementation of the CECL standard effective January 1, 2020. The new guidance requires additional disclosures and introduces certain changes to definitions previously used under allowance for loan losses guidance. Accordingly, the following sections present separate disclosures compliant with the new and the legacy disclosure requirements.
The Company’s nonaccrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (dollars in thousands):

	December 31,
	2020	2019
Nonaccrual loans	$42,619	$24,582
Loans still accruing and past due 90 days or more	113	153
Troubled debt restructured loans*	24	26

Total	$42,756	$24,761

*	Troubled debt restructured loans of $7,407,000 and $4,791,000, for which interest collection is doubtful, are included in nonaccrual loans as of December 31, 2020 and 2019, respectively.

F-2
0

FIRST FINANCIAL BANKSHARES, INC. AND
SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018
The Company
 had $
42,898,000
and $
25,770,000
in
nonaccrual
,
past due 90 days or more and still accruing, restructured loans and foreclosed assets at December 31, 2020 and 2019, respectively.

Nonaccrual
loans totaled $42,619,000 and $24,582,000 at December 31, 2020 and 2019, respectively, and consisted of the following (in thousands):

	December 31,
	2020	2019
Commercial:
C&I	$5,015	$	N/A
Municipal	—		N/A

Total Commercial	5,015		3,093
Agricultural	1,076		1,376
Real Estate:
Construction & Development	3,838		N/A
Farm	7,299		N/A
Non-Owner Occupied CRE	5,243		N/A
Owner Occupied CRE	10,797		N/A
Residential	8,851		N/A

Total Real Estate	36,028		19,787
Consumer:
Auto	407		N/A
Non-Auto	93		N/A

Total Consumer	500		326

Total	$42,619		$24,582

The Company recognized interest income on
nonaccrual
 loans prior to being recognized as
nonaccrual

of approximately $1,006,000, $750,000 and $948,000 during the years ended De
c
ember 31, 2020, 2019 and 2018, respectively.
No significant additional funds are committed to be advanced in connection with nonaccrual
loans as of December 31, 2020.
Summary information on the allowance for credit losses for the year ended December 31, 2020, in line with the new CECL disclosure requirements, is outlined by portfolio segment in the following tables (in thousands):

December 31, 2020	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance, prior to adoption of ASC 326	$11,010	$1,112	$1,206	$6,045	$663
Impact of adopting ASC 326	(155)	(16)	(8)	(75)	(8)
Initial allowance on acquired TB&T PCD loans	—	—	—	—	727
Provision for loan losses	3,955	456	398	7,542	337
Recoveries	1,315	—	31	—	157
Charge-offs	(2,516)	—	(372)	—	—

Ending balance	$13,609	$1,552	$1,255	$13,512	$1,876

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December
3
1, 2020, 2019 and 2018

December 31, 2020 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non- Auto	Total
Beginning balance, prior to adoption of ASC 326	$7,341	$9,533	$10,392	$3,900	$1,297	$52,499
Impact of adopting ASC 326	(91)	(118)	(129)	(14)	(5)	(619)
Initial allowance on acquired TB&T PCD loans	—	847	104	—	—	1,678
Provision for loan losses	1,573	2,635	2,456	(2,587)	(717)	16,048
Recoveries	131	17	151	269	171	2,242
Charge-offs	(563)	(567)	(373)	(548)	(375)	(5,314)

Ending balance	$8,391	$12,347	$12,601	$1,020	$371	$66,534

Summary information on the allowance for loan losses for the year ended December 31, 2019, in line with the legacy disclosure requirements, is outlined by portfolio segment in the following tables (in thousands):

December 31, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$11,948	$1,446	$32,342	$5,466	$51,202
Provision for loan losses	398	(79)	2,520	126	2,965
Recoveries	1,364	158	404	532	2,458
Charge-offs	(1,588)	(319)	(1,292)	(927)	(4,126)

Ending balance	$12,122	$1,206	$33,974	$5,197	$52,499

Additionally, the Company records a reserve for unfunded commitments in other liabilities which totaled $5,486,000 and $809,000 at December 31, 2020 and 2019, respectively.
The provision for loan losses above of $16,048,000 is combined with the provision for unfunded commitments of $3,469,000 and reported in the aggregate under the provision for credit losses in the statement of earnings for the year ended December 31, 2020.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

The Company’s loans that are individually evaluated for credit losses (both collateral and non-collateral
dependent) and their related allowances as of December 31, 2020, are summarized in the following table by loan segment in accordance with the new CECL disclosure requirements (in thousands):

December 31, 2020	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non- Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$1,544	$3,471	$25,629	$30,644	$799	$4,592	$5,391
Municipal	—	—	9,439	9,439	—	1,435	1,435

Total Commercial	1,544	3,471	35,068	40,083	799	6,027	6,826
Agricultural	470	606	5,572	6,648	96	886	982
Real Estate:
Construction & Development	1,176	2,661	11,368	15,205	35	617	652
Farm	2,614	4,685	3,349	10,648	654	658	1,312
Non-Owner Occupied CRE	4,009	1,234	17,383	22,626	500	1,421	1,921
Owner Occupied CRE	7,279	3,518	51,933	62,730	657	5,172	5,829
Residential	4,347	4,504	28,196	37,047	676	2,431	3,107

Total Real Estate	19,425	16,602	112,229	148,256	2,522	10,299	12,821
Consumer:
Auto	—	407	1,523	1,930	1	5	6
Non-Auto	—	94	440	534	1	1	2

Total Consumer	—	501	1,963	2,464	2	6	8

Total	$21,439	$21,180	$154,832	$197,451	$3,419	$17,218	$20,637

The following table presents the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the unpaid contractual principal balance of the impaired loans at December 31, 2019, in accordance with the legacy disclosure requirements (in thousands):

December 31, 2019	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	12 Month Average Recorded Investment
Commercial	$4,511	$630	$2,463	$3,093	$1,042	$3,488
Agricultural	1,603	658	718	1,376	235	1,644
Real Estate	27,366	7,081	12,706	19,787	1,950	21,726
Consumer	469	—	326	326	1	449

Total	$33,949	$8,369	$16,213	$24,582	$3,228	$27,307

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

The Company’s allowance for loans that are individually evaluated for credit losses and collectively evaluated for credit losses as of December 31, 2020, are summarized in the following table by loan segment in accordance with the new CECL disclosure requirements (in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2020	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$5,391	$1,435	$982	$652	$1,312
Loans collectively evaluated for credit losses	8,218	117	273	12,860	564

Total	$13,609	$1,552	$1,255	$13,512	$1,876

December 31, 2020 (continued)	Non-Owner Occupied C RE	Owner Occupied C R E	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$1,921	$5,829	$3,107	$6	$2	$20,637
Loans collectively evaluated for credit losses	6,470	6,518	9,494	1,014	369	45,897

Total	$8,391	$12,347	$12,601	$1,020	$371	$66,534

The Company’s allowance for loans that are individually evaluated for credit losses and collectively evaluated for credit losses as of December 31, 2019, are summarized in the following table by loan segment in accordance with the legacy disclosure requirements (in thousands).

December 31, 2019	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,042	$235	$1,950	$1	$3,228
Loan collectively evaluated for impairment	11,080	971	32,024	5,196	49,271

Total	$12,122	$1,206	$33,974	$5,197	$52,499

The Company’s recorded investment in loans as of December 31, 2020, related to the balance in the allowance for credit losses on the basis of the Company’s evaluation methodology in accordance with the new CECL disclosure requirements follows below (in thousands).

December 31, 2020	C&I	Municipal	Agriculture	Construction & Development	Farm
Loans individually evaluated for credit losses	$30,644	$9,439	$6,648	$15,205	$10,648
Loans collectively evaluated for credit losses	1,100,738	171,886	88,216	538,754	141,589

Total	$1,131,382	$181,325	$94,864	$553,959	$152,237

December 31, 2020 (continued)	Non - Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$22,626	$62,730	$37,047	$1,930	$534	$197,451
Loans collectively evaluated for credit losses	595,060	684,244	1,211,362	351,665	90,068	4,973,582

Total	$617,686	$746,974	$1,248,409	$353,595	$90,602	$5,171,033

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

The Company’s recorded investment in loans as of December 31, 2019, related to the balance in the allowance for loan losses on the basis of the Company’s legacy impairment methodology follows below (in thousands).

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
The following tables summarize the Company’s internal ratings of its loans held-for-investment,
including the year of origination, by portfolio segments, at December 31, 2020 under the new CECL disclosure requirements (in millions):

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
C&I
Risk rating:
Pass	$874	$101	$70	$28	$10	$16	$—	$1,099
Special mention	9	2	—	1	—	—	—	12
Substandard	12	4	4	—	—	—	—	20
Doubtful	—	—	—	—	—	—	—	—

Total	$895	$107	$74	$29	$10	$16	$—	$1,131

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Municipal
Risk rating:
Pass	$26	$19	$29	$14	$13	$71	$—	$172
Special mention	—	—	—	—	—	—	—	—
Substandard	2	—	—	5	1	1	—	9
Doubtful	—	—	—	—	—	—	—	—

Total	$28	$19	$29	$19	$14	$72	$—	$181

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Agricultural
Risk rating:
Pass	$57	$19	$9	$3	$1	$—	$—	$89
Special mention	—	—	—	—	—	—	—	—
Substandard	6	—	—	—	—	—	—	6
Doubtful	—	—	—	—	—	—	—	—

Total	$63	$19	$9	$3	$1	$—	$—	$95

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Construction & Development
Risk rating:
Pass	$371	$97	$36	$19	$7	$9	$—	$539
Special mention	2	4	—	—	—	—	—	6
Substandard	4	1	—	3	—	1	—	9
Doubtful	—	—	—	—	—	—	—	—

Total	$377	$102	$36	$22	$7	$10	$—	$554

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total

Farm
Risk rating:
Pass	$57	$22	$18	$11	$11	$23	$—	$142
Special mention	—	—	—	—	—	—	—	—
Substandard	7	1	—	1	—	1	—	10
Doubtful	—	—	—	—	—	—	—	—

Total	$64	$23	$18	$12	$11	$24	$—	$152

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$197	$117	$93	$44	$55	$88	$—	$594
Special mention	1	—	1	8	1	—	—	11
Substandard	—	2	—	—	—	11	—	13
Doubtful	—	—	—	—	—	—	—	—

Total	$198	$119	$94	$52	$56	$99	$—	$618

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$176	$132	$105	$75	$65	$132	$—	$685
Special mention	5	5	2	4	1	1	—	18
Substandard	5	4	20	4	1	10	—	44
Doubtful	—	—	—	—	—	—	—	—

Total	$186	$141	$127	$83	$67	$143	$—	$747

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Residential
Risk rating:
Pass	$373	$172	$134	$101	$101	$237	$93	$1,211
Special mention	3	1	1	1	1	3	—	10
Substandard	5	3	3	3	1	10	2	27
Doubtful	—	—	—	—	—	—	—	—

Total	$381	$176	$138	$105	$103	$250	$95	$1,248

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Auto
Risk rating:
Pass	$177	$104	$39	$21	$9	$2	$—	$352
Special mention	—	—	—	—	—	—	—	—
Substandard	1	1	—	—	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—

Total	$178	$105	$39	$21	$9	$2	$—	$354

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Non-Auto
Risk rating:
Pass	$48	$21	$7	$4	$1	$2	$7	$90
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1	—	1
Doubtful	—	—	—	—	—	—	—	—

Total	$48	$21	$7	$4	$1	$3	$7	$91

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Total Loans
Risk rating:
Pass	$2,356	$804	$540	$320	$273	$580	$100	$4,973
Special mention	20	12	4	14	3	4	—	57
Substandard	42	16	27	16	3	35	2	141
Doubtful	—	—	—	—	—	—	—	—

Total	$2,417	$834	$571	$349	$280	$619	$102	$5,171

The following tables summarize the Company’s internal ratings of its loans held-for-investment,
at December 31, 2019 under the legacy disclosure requirements (in million):

December 31, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$825	$21	$10	$—	$856
Agricultural	102	—	2	—	104
Real Estate	2,717	42	64	—	2,823
Consumer	411	—	1	—	412

Total	$4,055	$63	$77	$—	$4,195

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

At December 31, 2020 and 2019, the Company’s past due loans are as follows (in thousands):

December 31, 2020	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,647	$406	$576	$4,629	$1,126,753	$1,131,382	$21
Municipal	—	—	—	—	181,325	181,325	—

Total Commercial	3,647	406	576	4,629	1,308,078	1,312,707	21
Agricultural	193	95	—	288	94,576	94,864	—
Real Estate:
Construction & Development	4,775	44	—	4,819	549,140	553,959	—
Farm	708	—	—	708	151,529	152,237	—
Non-Owner Occupied CRE	613	—	—	613	617,073	617,686	—
Owner Occupied CRE	1,393	322	133	1,848	745,126	746,974	—
Residential	8,072	18	275	8,365	1,240,044	1,248,409	33

Total Real Estate	15,561	384	408	16,353	3,302,912	3,319,265	33
Consumer:
Auto	551	158	75	784	352,811	353,595	59
Non-Auto	214	24	—	238	90,364	90,602	—

Total Consumer	765	182	75	1,022	443,175	444,197	59

Total	$20,166	$1,067	$1,059	$22,292	$5,148,741	$5,171,033	$113

December 31, 2019	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Total 90 Days Past Du e Still Accruing
Commercial	$3,257	$557	$722	$4,536	$851,790	$856,326	$112
Agricultural	183	44	400	627	103,013	103,640	—
Real Estate	12,890	288	195	13,373	2,809,999	2,823,372	—
Consumer	572	151	45	768	410,863	411,631	41

Total	$16,902	$1,040	$1,362	$19,304	$4,175,665	$4,194,969	$153

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

The restructuring of a loan is considered a “troubled debt restructuring” if both the borrower is experiencing financial difficulties and the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses.
The Company’s loans that were modified in the years ended December 31, 2020 and 2019, and considered troubled debt restructurings are as follows (in thousands):

	Year Ended December 31, 2020
		Pre-Modification	Post- Modification
		Recorded	Recorded
	Number	Investment	Investment
Commercial:
C&I	11	$1,151	$1,151
Municipal	—	—	—

Total Commercial	11	1,151	1,151
Agricultural	1	134	134
Real Estate:
Construction & Development	1	81	81
Farm	—	—	—
Non-Owner Occupied CRE	—	—	—
Owner Occupied CRE	3	3,508	3,508
Residential	2	152	152

Total Real Estate	6	3,741	3,741
Consumer:
Auto	—	—	—
Non-Auto	1	14	14

Total Consumer	1	14	14

Total	19	$5,040	$5,040

	Year Ended December 31, 2019
	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	7	$551	$551
Agricultural	11	812	812
Real Estate	7	1,397	1,397
Consumer	—	—	—

Total	25	$2,760	$2,760

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

The balances below provide information as to how the loans were modified as troubled deb
t
 restructured loans during the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31, 2020
	Adjusted		Combined
	Interest	Extended	Rate and
	Rate	Maturity	Maturity
Commercial:
C&I	$—	$918	$233
Municipal	—	—	—

Total Commercial	—	918	233
Agricultural	—	134	—
Real Estate:
Construction & Development	—	—	81
Farm	—	—	—
Non-Owner Occupied CRE	—	—	—
Owner Occupied CRE	—	1,546	1,962
Residential	—	—	152

Total Real Estate	—	1,546	2,195
Consumer:
Auto	—	—	—
Non-Auto	—	14	—

Total Consumer	—	14	—

Total	$—	$2,612	$2,428

	Year Ended December 31, 2019
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$389	$162
Agricultural	—	354	458
Real Estate	—	494	903
Consumer	—	—	—

Total	$—	$1,237	$1,523

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

During the year ended December 31, 2020 no loans were modified as troubled debt restructured loans within the previous 12 months and for which there was a payment default. During the year ended December 31, 2019, certain loans were modified as a troubled debt restructured loans within the previous 12 months and for which there was a payment default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past or more due or results in the foreclosure and repossession of the applicable collateral. The loans with payment default are as follows (in thousands):

	Year Ended December 31, 2019
	Number	Balance
Commercial	—	$—
Agriculture	7	267
Real Estate	—	—
Consumer	—	—

Total	7	$267

December 31, 2020, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.
Beginning in
mid-March
of 2020, the Company began offering deferral modification of principle and/or interest payments, for varying periods but typically no more than 90 days, to selected borrowers on a case-by-case
basis. At December 31, 2020, the Company had approximately 59 loans totaling
 $2,691,000
 in outstanding loans subject to deferral and modification agreements. The CARES Act provided banks an option to elect to not account for certain loan modifications related to COVID as troubled debt restructurings as long as the borrowers were not more than 30 days past due as of December 31, 2019. The above disclosed troubled debt restructurings did not include balances related to COVID modifications.
An analysis of the changes in loans to officers, directors, principal shareholders, or associates of such persons for the year ended December 31, 2020 (determined as of each respective year-end)
follows (in thousands):

	Beginning Balance	Additional Loans	Payments	Ending Balance
Year ended December 31, 2020	$85,364	$107,837	$102,237	$90,964
In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.
4.
LOANS
HELD-FOR-SALE:

Loans held for sale totaled $83,969,000 and $28,228,000 at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, $4,384,000 and $5,152,000, respectively, are valued at the lower of cost or fair value, and the remaining amount are valued under the fair value option. The change to the fair value option for loans held-for-sale
was effective at June 30, 2018 and was done in conjunction with the Company’s move to mandatory delivery in the secondary market and the purchase of forward mortgage-backed securities to manage the changes in fair value (see Note 5 for additional information).
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
Years Ended December 31, 2020, 2019 and 2018

Level 2 in the fair value disclosures (see Note 10). Interest income on mortgage loans held-for-sale
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
5.
DERIVATIVE FINANCIAL INSTRUMENTS
:
The Company enters into IRLCs with customers to originate residential mortgage loans at a specific interest rate that are ultimately sold in the secondary market. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by the Company.
The Company purchases forward mortgage-backed securities contracts to manage the changes in fair value associated with changes in interest rates related to a portion of the IRLCs. These instruments are typically entered into at the time the IRLC is made in the aggregate.
These financial instruments are not designated as hedging instruments for accounting purposes and are used for asset and liability management needs. All derivatives are carried at fair value in either other assets or other liabilities, through earnings in the statement of earnings.
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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions (in thousands):

December 31, 2020:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$202,906	$4,618	$—
Forward mortgage-backed securities trades	198,000	—	1,560

December 31, 2019:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$47,415	$886	$—
Forward mortgage-backed securities trades	78,500	—	152

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

6.
BANK PREMISES AND EQUIPMENT
:
The following is a summary of bank premises and equipment (in thousands):

	Useful Life	December 31,
		2020	2019
Land	–	$34,266	$30,800
Buildings	20 to 40 years	148,630	138,110
Furniture and equipment	3 to 10 years	57,283	60,200
Leasehold improvements	Lesser of lease term or 5 to 15 years	3,016	3,364

		243,195	232,474
Less : accumulated depreciation and amortization		(100,926)	(101,452)

Total Bank Premises and Equipment		$142,269	$131,022

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 amounted to $9,865,000, $9,801,000 and $10,130,000, respectively, and is included in the captions net occupancy expense and equipment expense in the accompanying consolidated statements of earnings.
The Company is lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $2,789,000, $2,831,000 and $2,682,000, for the years ended December 31, 2020, 2019 and 2018, respectivel
y
.
7.
DEPOSITS AND BORROWINGS:
Time deposits of $250,000 or more totaled approximately $153,962,000 and $117,716,000 at December 31, 2020 and 2019, respectively.
At December 31, 2020, the scheduled maturities of time deposits (in thousands) were, as follows:

Year ending December 31,
2021	$391,638
2022	46,762
2023	17,733
2024	9,838
2025	9,429
Thereafter	25

$475,425

Deposits received from related parties at December 31, 2020 and 2019 totaled $98,413,000 and $87,027,000, respectively.
Borrowings at December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31,
	2020	2019
Securities sold under agreements with customers to repurchase.	$412,743	$375,106
Federal funds purchased	17,350	6,250
Advances from Federal Home Loan Bank of Dallas	—	—

Total	$430,093	$381,356

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

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
8.
LINE OF CREDIT:

The Company renewed its loan agreement, effective June 30, 2019, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25,000,000 on a revolving line of credit. Prior to June 30, 2021, interest will be paid quarterly at
The Wall Street Journal
Prime Rate and the line of credit matures June 30, 2021. If a balance exists at June 30, 2021, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at
The Wall Street
Journal
Prime Rate. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing
asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at December 31, 2020. There was no outstanding balance under the line of credit as of December 31, 2020 or 2019.
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
Additionally,
the Company updated its estimate of the impact to our deferred tax balances based on the proposed regulations issued to date and recorded an additional reduction of income tax expense for the year ended December 31, 2018 of $664,000. No additional adjustment amounts were recorded for the years ended December 31, 2020 and 2019.
The Company files a consolidated federal income tax return. Income tax expense is comprised of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current federal income tax	$45,133	$33,099	$28,359
Current state income tax	447	150	92
Deferred federal income tax expense (benefit)	(5,249)	(29)	(250)
Restatement of net deferred tax liability due to change in income tax rate	—	—	(664)

Income tax expense	$40,331	$33,220	$27,537

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

	As a Percent of Pretax Earnings
	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%

Restatement of net deferred tax liability due to change in income tax rate	—	—	(0.4)
Reductions in tax rate resulting from interest income exempt from federal income tax	(4.6)	(4.5)	(5.2)
Effect of state income tax	0.2	0.1	0.1
ESOP tax deduction	(0.1)	(0.1)	(0.1)
Other	0.1	0.3	0.1

Effective income tax rate	16.6%	16.8%	15.5%

The approximate effects of each type of difference that gave rise to the Company’s deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Deferred tax assets:
Tax basis of loans in excess of financial statement basis	$19,193	$12,245
Recognized for financial reporting purposes but not yet for tax purposes: Deferred compensation	2,479	2,254
Write-downs and adjustments to other real estate owned and repossessed assets	—	48
Other deferred tax assets	746	157

Total deferred tax assets	$22,418	$14,704

Deferred tax liabilities:
Financial statement basis of fixed assets in excess of tax basis	$5,712	$4,651
Intangible asset amortization deductible for tax purposes, but not for financial reporting purposes	13,400	11,935
Recognized for financial reporting purposes but not yet for tax purposes:
Accretion on investment securities	698	755
Net unrealized gain on investment securities available-for-sale	45,295	17,945
Other deferred tax liabilities	46	51

Total deferred tax liabilities	$65,151	$35,337

Net deferred tax asset (liability)	$(42,733)	$(20,633)

At December 31, 2020 and 2019, management believes that it is more likely than not that all of the deferred tax assets shown above will be realized and therefore no valuation allowance was recorded.
Current authoritative accounting guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Current authoritative accounting guidance also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company concluded the tax

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

benefits of positions taken and expected to be taken on its tax returns should be recognized in the financial statements under this guidance. The Company files income tax returns in the U.S. federal jurisdiction and state margin tax returns in the state of Texas. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2016 or Texas state tax examinations by tax authorities for years before 2017. As of December 31, 2020 and 2019, the Company believes that there are no uncertain tax positions.
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
The authoritative accounting guidance requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, the authoritative guidance establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follow
s
:

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
Years Ended December 31, 2020, 2019 and 2018

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
There were no transfers between Level 2 and Level 3 during the years ended December 31, 2020, 2019 and 2018.
The following table summarizes the Company’s
available-for-sale
securities, loans
held-for-sale,
and derivatives which are measured at fair value on a recurring basis as of December 31, 2020 and 2019 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of state and political subdivisions	$—	$2,426,876	$—	$2,426,876
Residential mortgage-backed securities	—	1,472,280	—	1,472,280
Commercial mortgage-backed securities	—	489,316	—	489,316
Other securities	4,557	—	—	4,557

Total	$4,557	$4,388,472	$—	$4,393,029

Loans held-for-sale	$—	$79,585	$—	$79,585
IRLCs	$—	$4,618	$—	$4,618
Forward mortgage-backed securities traded	$—	$(1,560)	$—	$(1,560)

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S Treasury securities	$10,019	$—	$—	$10,019
Obligations of state and political subdivisions	—	1,288,983	—	1,288,983
Corporate bonds	—	230	—	230
Residential mortgage-backed securities	—	1,608,863	—	1,608,863
Commercial mortgage-backed securities	—	500,744	—	500,744
Other securities	4,478	—	—	4,478

Total	$14,497	$3,398,820	$—	$3,413,317

Loans held-for-sale	$—	$23,076	$—	$23,076
IRLCs	$—	$886	$—	$886
Forward mortgage-backed securities traded	$—	$(152)	$—	$(152)

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

The following table summarizes the Company’s loans
held-for-sale
at fair value and the net unrealized gains as of the balance sheet dates shown below (in thousands):

	December 31,
	2020	2019
Unpaid principal balance on loans held-for-sale	$76,602	$22,340
Net unrealized gains on loans held-for-sale	2,983	736

Loans held-for-sale at fair value	$79,585	$23,076

The following table summarizes the Company’s gains on sale and fees of mortgage loans for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Years ended December 31,
	2020	2019	2018
Realized gain on sale and fees on mortgage loans*	$39,378	$17,748	$14,595
Change in fair value on loans held-for-sale and IRLCs	5,900	145	919
Change in forward mortgage-backed securities trades	(1,406)	251	(357)

Total gain on sale of mortgage loans	$43,872	$18,144	$15,157

* This includes gain on loans
held-for-sale
carried under the fair value method and lower of cost or market.
No residential

mortgage loans held-for-sale were 90 days or more past due or considered nonaccrual as of December
 31, 2020 or 2019. No significant credit losses were recognized on mortgage loans held-for-sale
for the years ended December 31, 2020, 2019 and 2018.
Certain
non-financial
assets and
non-financial
liabilities measured at fair value on a nonrecurring basis include other real estate owned, goodwill and other intangible assets and other non-financial
long-lived assets.
Non-financial
assets measured at fair value on a nonrecurring basis during the years ended December 31, 2020 and 2019 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured
at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value.
Re-evaluation
of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no other real estate owned properties that were re-measured
subsequent to their initial transfer to other real estate owned during the years ended December 31, 2020 and 2019.
At December 31, 2020 and 2019, other real estate owned totaled $119,000 and $982,000, respectively.
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
Years Ended December 31, 2020, 2019 and 2018

In addition, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates that must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.
Cash and due from banks, federal funds sold, interest-bearing deposits in banks and accrued interest receivable and payable are liquid in nature and considered Levels 1 or 2 of the fair value hierarchy.
Financial instruments with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities and are considered Levels 2 and 3 of the fair value hierarchy. Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the carrying value and are considered Level 1 of the fair value hierarch
y
.
The carrying value and the estimated fair value of the Company’s contractual off-balance-sheet
unfunded lines of credit, loan commitments and letters of credit, which are generally priced at market at the time of funding, are not material.
The estimated fair values and carrying values of all financial instruments under current authoritative guidance at December 31, 2020 and 2019, were as follows (in thousands):

	2020		2019
	Carrying	Estimated	Carrying	Estimated	Fair Value
	Value	Fair Value	Value	Fair Value	Hierarchy
Cash and due from banks	$211,113	$211,113	$231,534	$231,534	Level 1
Federal funds sold	—	—	3,150	3,150	Level 1
Interest-bearing demand deposits in banks	517,971	517,971	47,920	47,920	Level 1
Available-for-sale securities	4,393,029	4,393,029	3,413,317	3,413,317	Levels 1 and 2
Loans held-for-investment, net of allowance for credit losses	5,104,499	5,109,885	4,142,470	4,157,327	Level 3
Loans held-for-sale	83,969	84,233	28,228	28,343	Level 2
Accrued interest receivable	53,433	53,433	36,894	36,894	Level 2
Deposits with stated maturities	475,542	477,218	420,013	421,397	Level 2
Deposits with no stated maturities	8,200,275	8,200,275	6,183,793	6,183,793	Level 1
Borrowings	430,093	430,093	381,356	381,356	Level 2
Accrued interest payable	377	377	628	628	Level 2
IRLCs	4,618	4,618	886	886	Level 2
Forward mortgage-backed securities trades	(1,560)	(1,560)	(152)	(152)	Level 2

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

11.
COMMITMENTS AND CONTINGENCIES:
The Company is engaged in legal actions arising from the normal course of business. In management’s opinion, the Company has adequate legal defenses with respect to these actions, and as of December 31, 2020 the resolution of these matters is not expected to have material adverse effects upon the results of operations or financial condition of the Company.
The Company leases a portion of its bank premises and equipment under operating leases. At December 31, 2020, future minimum lease commitments were: 2021 - $1,049,000, 2022 - $494,000, 2023 - $376,000, 2024 $317,000 and 2025 $218,000 and thereafter - $78,000.
12.
FINANCIAL INSTRUMENTS WITH
OFF-BALANCE-SHEET
RISK:
We are a party to financial instruments with
off-balance-sheet
risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At December 31, 2020, the Company’s reserve for unfunded commitments totaled $5,486,000 which is recorded in other liabilities.
Our exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for unfunded lines of credit, commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. We generally use the same credit policies in making commitments and conditional obligations as we do for on-balance
sheet instruments.

December 31, 2020 (in thousands)
Financial instruments whose contract amounts represent credit risk:
Unfunded lines of credit	$871,960
Unfunded commitments to extend credit	742,538
Standby letters of credit	40,050

Total commercial commitments	$1,654,548

The above table also does not include balances related to the Company’s IRLCs and forward mortgage-backed security trades.
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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

14.
PENSION PLAN:
The Company had a defined benefit pension plan that was frozen effective January 1, 2004, whereby no new participants were added to the Plan and no additional years of service accrued to participants. The pension plan covered substantially all of the Company’s employees at the time. In December 2018 the Company determined it was in the best interest of its shareholders to work toward terminating its pension obligation. The Company annuitized approximately 53% of the pension benefit obligation at that time and recorded a loss on settlement totaling $1,546,000 for the year ended December 31, 2018. In 2019, the Company continued to take steps to completely settle and terminate its remaining pension obligation and recorded loss associated with the final termination of $2,673,000. The loss incurred included unrealized loss previously recorded in other comprehensive income and refunding to remaining participants for funding balance overages offset by a gain on hedging instrument entered into to minimize interest rate movement during the termination period. At December 31, 2019, all balances in the pension plan were zero and the Company’s obligation has been extinguished.

15.
EMPLOYEE BENEFIT PLANS:
The Company also provides a 401(k) plan and profit sharing plan which covers substantially all full-time employees. The 401(k) plan allows employees to contribute a percentage of their base annual salary with a corresponding employer match. The profit sharing plan is a defined contribution plan and includes an employee stock ownership feature (“ESOP”). Employees are fully vested to the extent of their contributions and become fully vested in the Company’s contributions over a six-year
vesting period.
In 2004, after freezing our pension plan, we added a safe harbor match to the 401(k) plan. We match a maximum of 4% on employee deferrals of 5% of their employee compensation. Total expense for this matching in 2020, 2019 and 2018 was $3,374,000, $2,759,000 and $2,588,000, respectively, and is included in salaries and employee benefits in the statements of earnings.
Costs related to the Company’s profit sharing plan totaled approximately $10,740,000, $7,661,000 and $7,049,000 in 2020, 2019 and 2018, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of earnings. As of December 31, 2020 and 2019, the profit sharing plan’s assets included First Financial Bankshares, Inc. common stock valued at approximately $81,605,000 and $83,014,000, respectively.
The Company has a
non-qualified
“excess benefit” plan whereunder executives, whose Company contributions to the profit sharing plan and employer match under the 401(k) feature are curtailed due to Internal Revenue Service limitations, received contributions from the Company equal to the amount under qualified plans as if there had been no Internal Revenue Service limitations. This plan used the same contribution formula and vesting requirements as the 401(k) plan. Th is

"
Make Whole Plan
"
was frozen to new participants and contributions effective December 31, 2018. As of December 31, 2020 and 2019, the Make Whole Plan held 115,614 and 137,861 shares, respectively, in trust for the Company’s executives. The Company made contributions totaling $349,000 during the year ended December 31, 2018. There were no contributions to this plan during the years ended December 31, 20
20
 and 20
19
.

The Company adopted a Supplemental Executive
Retirement
Plan (“SERP”), effective January 1, 2019. The SERP benefits certain key senior executives of the Company who are selected by the Board to participate. The SERP is intended to provide a benefit from the Company upon retirement, death, disability or voluntary or involuntary termination of services (other than “for cause”). Under the SERP, the Company may, but is not required to, make discretionary contributions to the executive’s accounts from time to time. The contributions may be fully vested or subject to vesting conditions imposed by the Board of Directors with respect to the contributions; provided, however, that all unvested amounts credited to an executive’s account will become fully vested upon the executive’s death or disability or upon the occurrence of a change of control (as defined in the SERP). Company contributions to the SERP on behalf of an executive are credited with earnings and losses based on the executive’s investment elections. The investment options under the SERP are currently the same as those offered under the Company’s profit sharing plan, except that Company stock is not an available investment option under the SERP. An executive’s vested account is payable to the participant following hi
s

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018
or her termination in a single lump sum or installments, as elected by the participant. At December 31, 2020, securities available-for-sale
and other assets on the consolidated balance sheet include $522,000 of SERP balances. The Company made
contributions totaling $719,000 and $477,000 to the SERP for the years ended December 31, 2020 and 2019
,

subsequent to the respective year ends, for certain
executive officers. There were no contributions to this plan during the year ended December 31, 2018.
The Company has a directors’ deferred compensation plan whereby the directors may elect to defer up to 100% of their directors’ fees. All deferred compensation is invested in the Company’s common stock held in a rabbi trust wherein the funds are used to purchase Company common shares on the open market. The stock is held in nominee name of the trustee, and the principal and earnings of the trust are held separate and apart from other funds of the Company and are used exclusively for the uses and purposes of the deferred compensation agreement. The accounts of the trust have been consolidated in the financial statements of the Company. As of December 31, 2020 and 2019, the rabbi trust held 938,591 and 927,408 shares, respectively, in trust for the Company’s directors and are reflected as treasury shares on the consolidated financial statements.
The Company has acquired life insurance policies on certain current and former executives and directors of acquired entities. At December 31, 2020 and 2019, other assets on the consolidated balance sheet include $31,584,000 and $15,299,000 and reported cash value income (net of related insurance premium expenses) of $822,000, $359,000 and $396,000 in 2020, 2019 and 2018, respectively.
16.
DIVIDENDS FROM SUBSIDIARIES:
At December 31, 2020, $289,684,000 was available for the declaration of dividends by the Company’s subsidiaries without the prior approval of regulatory agencies.
17.
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
Beginning in January 2015, under the Basel III regulatory capital framework, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increased 0.625% each year thereafter, until it reached 2.50% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.
As of December 31, 2020 and 2019, we had a total risk-based capital ratio of 22.03% and 21.13%, a Tier 1 capital to risk-weighted assets ratio of 20.79% and 20.06%; a common equity Tier 1 capital to risk-weighted assets ratio of 20.79% and 20.06%, and a Tier 1 leverage ratio of 11.86% and 12.60%, respectively. The regulatory capital ratios as of December 31, 2020 and 2019 were calculated under Basel III rules.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

As of December 31, 2020 and 2019, the regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III Fully Phased-In*		Required to be Considered Well- Capitalized
As of December 31, 2020:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,273,749	22.03%	$607,038	10.50%	$578,131	10.00%
First Financial Bank, N.A	$1,123,275	19.47%	$605,830	10.50%	$576,981	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,201,729	20.79%	$491,412	8.50%	$346,879	6.00%
First Financial Bank, N.A	$1,051,255	18.22%	$490,434	8.50%	$461,585	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,201,729	20.79%	$404,692	7.00%	—	N/A
First Financial Bank, N.A	$1,051,255	18.22%	$403,887	7.00%	$375,038	6.50%
Leverage Ratio:
Consolidated	$1,201,729	11.86%	$405,268	4.00%	—	N/A
First Financial Bank, N.A	$1,051,255	10.41%	$404,002	4.00%	$505,002	5.00%

*At	December 31, 2020 the Capital Conservative Buffer Basel III has been fully phased-in.

	Actual		Minimum Capital Required-Basel III Fully Phased-In*		Required to be Considered Well- Capitalized
As of December 31, 2019:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,051,029	21.13%	$522,275	10.50%	$497,405	10.00%
First Financial Bank, N.A	$908,778	18.31%	$521,081	10.50%	$496,268	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$997,721	20.06%	$422,794	8.50%	$298,443	6.00%
First Financial Bank, N.A	$855,470	17.24%	$421,828	8.50%	$397,014	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$997,721	20.06%	$348,184	7.00%	—	N/A
First Financial Bank, N.A	$855,470	17.24%	$347,388	7.00%	$322,574	6.50%
Leverage Ratio:
Consolidated	$997,721	12.60%	$316,850	4.00%	—	N/A
First Financial Bank, N.A	$855,470	10.84%	$315,570	4.00%	$394,463	5.00%
In connection with the adoption of the Basel III regulatory capital framework, our subsidiary bank made the election to continue to exclude accumulated other comprehensive income from available-for-sale
securities (“AOCI”) from capital in connection with its quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.
In connection with the First Financial Trust & Asset Management Company, N.A.’s (the “Trust Company”)
application to obtain our trust charter, the Trust Company is required to maintain tangible net assets of $2,000,000 at all times. As of December 31, 2020, our Trust Company had tangible net assets totaling $33,513,000.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

Our subsidiary bank may be required at times to maintain reserve balances with the Federal Reserve Bank.

At December 31, 2020 there was no
 subsidiary bank’s reserve balance required and at December 31, 2019, the subsidiary bank’s reserve balance required was
$17,274,000.
18.
STOCK OPTION PLAN AND RESTRICTED STOCK PLAN:
The Company has two incentive stock plans previously approved by the Company’s shareholders to provide for the granting of options to employees of the Company at prices not less than market at the date of grant. At December 31, 2020, the Company had reserved
5,378,359
shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years
from date of grant at a rate of
20%
each year cumulatively during the 10-year term of the option. Shares are issued under the stock option plan from available authorized shares. An analysis of stock option activity for the year ended December 31, 2020 is presented in the table and narrative below:

	Shares	Weighted- Average Ex. Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding, beginning of year	2,138,196	$20.12
Granted	11,250	34.55
Exercised	(294,645)	15.96
Cancelled	(21,744)	22.04

Outstanding, end of year	1,833,057	20.85	5.81	$28,098

Exercisable at end of year	892,957	$17.20	4.46	$16,936

The options outstanding at December 31, 2020 had exercise prices ranging between $7.87 and $34.55. Stock options have been adjusted retroactively for the effects of stock dividends and split
s
.
The following table summarizes information concerning outstanding and vested stock options as of December 31, 2020:

Exercise Price	Number Outstanding	Remaining Contracted Life (Years)	Number Vested

$7.87	42,020	0.8	42,020
$15.43	258,507	2.8	258,507
$16.95	477,294	4.8	355,654
$21.18	656,736	6.4	236,776
$29.70	388,050	8.5	—
$34.55	11,250	9.1	—
The fair value of the options granted during 2020 and 2019 were estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 1.83%; expected dividend yield of 1.62%; expected life of 6.64; and expected volatility of 26.69%.
The weighted-average grant-date fair value of options granted during 2020 and 2019 was $7.31, respectively. There were no grants during 2018. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018, was $4,052,000, $5,742,000 and $5,476,000,
respectively. The Company recorded stock option expense totaling $1,377,000, $1,489,000 and $1,508,000 for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020, there was $4,977,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.86 years. The total fair value of shares vested during the years ended December 31, 2020, 2019 and 2018 was $1,293,000, $1,693,000 and $888,000.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

On April 28, 2015, shareholders of the Company approved a restricted stock plan for selected employees, officers, non-employee
directors and consultants. At December 31, 2020, the Company had allocated 633,524 shares of stock for issuance under the plan.
The following table summarized information about vested and unvested restricted stock outstanding at December 31, 2020, 2019 and 2018, respectively.

	For the year ended		For the year ended		For the year ended
	2020		2019		2018
	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value

Balance at beginning of period	105,309	$29.93	97,192	$25.45	94,679	$20.12
Grants	56,480	29.22	67,331	31.80	73,470	26.95
Vesting	(65,662)	29.39	(57,406)	31.49	(65,411)	25.79
Forfeited/expired	(239)	29.70	(1,808)	27.67	(5,546)	22.85

Balance at end of period	95,888	$29.89	105,309	$29.93	97,192	$25.45
The total fair value of restricted stock vested was $1,924,000, $1,597,000 and $1,385,000 for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company recorded restricted stock expense for officers of $1,301,000, $995,000 and $680,000, respectively, for the years ended December 31, 2020, 2019 and 2018. The Company recorded director expense related to these restricted stock grants of $635,000, $620,000 and $560,000 for the years ended December 31, 2020, 2019, and 2018, respectively.
As of December 31, 2020 and 2019, there were $2,157,000 and $2,456,000, respectively, of total unrecognized compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of 1.69 years and 1.67 years, respectively. At December 31, 2020 and 2019, there was $49,000 and $46,000, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting.
19.
CONDENSED FINANCIAL INFORMATION—PARENT COMPANY:
Condensed Balance Sheets-December 31, 2020 and 2019

ASSETS	2020	2019
Cash in subsidiary bank (1)	$67,904	$44,422
Cash in unaffiliated banks (1)	2	2
Interest-bearing deposits in subsidiary bank (1)	68,760	80,652

Total cash and cash equivalents	136,666	125,076
Securities available-for-sale, at fair value	2,610	6,297
Investment in and advances to subsidiaries, at equity (1)	1,558,851	1,111,955
Intangible assets	723	723
Other assets	2,982	2,701

Total assets	$1,701,832	$1,246,752

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

LIABILITIES AND SHAREHOLDERS’ EQUITY

Total liabilities	$23,642	$19,555
Shareholders’ equity:
Common stock	1,422	1,359
Capital surplus	669,644	450,676
Retained earnings	836,729	707,656
Treasury stock	(9,126)	(8,222)
Deferred compensation	9,126	8,222
Accumulated other comprehensive earnings	170,395	67,506

Total shareholders’ equity	1,678,190	1,227,197

Total liabilities and shareholders’ equity	$1,701,832	$1,246,752

(1)	Eliminates in consolidation.
Condensed Statements of Earnings-
For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Income:
Cash dividends from subsidiaries (1)	$87,500	$84,500	$74,100
Excess of earnings over dividends of subsidiaries (1)	122,997	86,956	82,323
Other	8,368	7,937	7,269

Total income	218,865	179,393	163,692

Expenses:
Salaries and employee benefits	13,795	11,963	9,966
Other operating expenses	5,599	4,756	4,781

Total expense	19,394	16,719	14,747

Earnings before income taxes	199,471	162,674	148,945
Income tax benefit	2,563	2,138	1,693

Net earnings	$202,034	$164,812	$150,638

(1)	Eliminates in consolidation.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

Condensed Statements of Cash Flows-
For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Cash flows from operating activities:
Net earnings	$202,034	$164,812	$150,638
Adjustments to reconcile net earnings to net cash provided by operating activities:
Excess of earnings over dividends of subsidiary bank	(122,997)	(86,956)	(82,323)
Depreciation and amortization, net	198	246	331
Gain on sale of assets, net	(38)	—	—
Decrease (increase) in other assets	164	1,508	560
Increase (decrease) in other liabilities	2,083	990	1,932
Other	35	—	(2)

Net cash provided by operating activities	81,479	80,600	71,136

Cash flows from investing activities:
Maturity of available-for-sale securities	3,720	—	2,000
Purchases of bank premises and equipment and software	—	(24)	(346)

Net cash provided by (used in) investing activities	3,720	(24)	1,654

Cash flows from financing activities:
Proceeds of stock issuances	4,717	4,294	3,864
Cash dividends paid	(70,318)	(61,056)	(53,861)
Repurchase of stock	(8,008)	—	—

Net cash used in financing activities	(73,609)	(56,762)	(49,997)

Net increase in cash and cash equivalents	11,590	23,814	22,793
Cash and cash equivalents, beginning of year	125,076	101,262	78,469

Cash and cash equivalents, end of year	$136,666	$125,076	$101,262

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

20.	CASH FLOW INFORMATION:
Supplemental information on cash flows and noncash transactions is as follows (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Supplemental cash flow information:
Interest paid	$14,494	$29,882	$18,709
Federal income taxes paid	44,381	30,726	26,578
Schedule of noncash investing and financing activities:
Assets acquired through foreclosure	164	1,463	126
Investment securities purchased but not settled	14,641	—	—
Restricted stock granted to officers and directors	672	1,782	1,609
Stock issued in acquisition of TB&T Bancshares, Inc.	220,273	—	—
Stock issued in acquisition of Commercial Bancshares, Inc.	—	—	58,087

21.	ACQUISITIONS
Commercial Bancshares, Inc.
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
Years Ended December 31, 2020, 2019 and 2018

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
TB&T Bancshares, Inc.
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
Years Ended December 31, 2020, 2019 and 2018

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