Form 10-Q
period 2021-03-31
FIRST FINANCIAL BANKSHARES INC
filed 2021-05-05
CIK 36029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
(325)
627-7155
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	FFIN	The Nasdaq Global Select Market
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
12b-2
of the Act).    Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 27, 2021
Common Stock, $0.01 par value per share	142,285,611

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The consolidated balance sheets of First Financial Bankshares, Inc. and Subsidiaries (the “Company” or “we”) at March 31, 2021 and 2020 (unaudited) and December 31, 2020, and the consolidated statements of earnings, comprehensive earnings, shareholders’ equity and cash flow for the three-months ended March 31, 2021 and 2020 (unaudited) and notes to consolidated financial statements (unaudited), follow on pages 4 through 45.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,		December 31,
	2021	2020	2020
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$190,350	$191,486	$211,113
INTEREST-BEARING DEMAND DEPOSITS IN BANKS	893,221	76,378	517,971

Total cash and cash equivalents	1,083,571	267,864	729,084
SECURITIES AVAILABLE-FOR-SALE, at fair value (amortized cost of these securities was $4,961,438, $3,950,510 and $4,177,179 as of March 31, 2021 and 2020 and December 31, 2020, respectively)	5,109,631	4,107,069	4,393,029
LOANS:
Held-for-investment	5,322,562	4,639,389	5,171,033
Less - allowance for credit losses	(62,974)	(60,440)	(66,534)

Net loans held-for-investment	5,259,588	4,578,949	5,104,499
Held-for-sale ($61,511, $39,659 and $79,585 at fair value at March 31, 2021 and 2020 and December 31, 2020, respectively)	65,405	42,034	83,969
BANK PREMISES AND EQUIPMENT, net	142,415	139,554	142,269
INTANGIBLE ASSETS, net	317,980	319,234	318,392
OTHER ASSETS	124,297	246,387	133,258

Total assets	$12,102,887	$9,701,091	$10,904,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$3,350,145	$2,288,597	$2,982,697
INTEREST-BEARING DEPOSITS	6,063,302	4,921,869	5,693,120

Total deposits	9,413,447	7,210,466	8,675,817
DIVIDENDS PAYABLE	18,500	17,060	18,484
BORROWINGS	548,604	857,871	430,093
OTHER LIABILITIES	456,908	89,332	101,916

Total liabilities	10,437,459	8,174,729	9,226,310

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock - ($0.01 par value, authorized 200,000,000 shares; 142,285,611, 142,314,930 and 142,161,834 shares issued at March 31, 2021 and 2020 and December 31, 2020, respectively)	1,423	1,423	1,422
Capital surplus	671,849	673,535	669,644
Retained earnings	875,147	727,828	836,729
Treasury stock (shares at cost: 938,004, 928,417 and 938,591 at March 31, 2021 and 2020 and December 31, 2020, respectively)	(9,385)	(8,437)	(9,126)
Deferred compensation	9,385	8,437	9,126
Accumulated other comprehensive earnings, net	117,009	123,576	170,395

Total shareholders’ equity	1,665,428	1,526,362	1,678,190

Total liabilities and shareholders’ equity	$12,102,887	$9,701,091	$10,904,500

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three-Months Ended March 31,
	2021	2020
INTEREST INCOME:
Interest and fees on loans	$66,435	$62,995
Interest on investment securities:
Taxable	10,264	14,655
Exempt from federal income tax	13,749	9,694
Interest on federal funds sold and interest-bearing demand deposits in banks	162	756

Total interest income	90,610	88,100
INTEREST EXPENSE:
Interest on deposits	1,695	6,681
Other	91	517

Total interest expense	1,786	7,198

Net interest income	88,824	80,902
PROVISION FOR CREDIT LOSSES	(1,997)	9,850

Net interest income after provisions for credit losses	90,821	71,052

NONINTEREST INCOME:
Trust fees	8,299	7,437
Service charges on deposit accounts	4,793	5,915
ATM, interchange and credit card fees	8,677	7,400
Gain on sale and fees on mortgage loans	9,894	3,852
Net gain on sale of available-for-sale securities	808	2,062
Net gain on sale of foreclosed assets	55	1
Net gain on sale of assets	145	116
Interest on loan recoveries	382	265
Other	1,821	1,684

Total noninterest income	34,874	28,732

NONINTEREST EXPENSE:
Salaries, commissions and employee benefits	34,931	29,642
Net occupancy expense	3,147	3,027
Equipment expense	2,164	2,075
FDIC insurance premiums	701	45
ATM, interchange and credit card expenses	2,772	2,985
Professional and service fees	2,139	2,594
Printing, stationery and supplies	325	566
Operational and other losses	287	576
Software amortization and expense	2,619	2,024
Amortization of intangible assets	412	509
Other	8,226	11,275

Total noninterest expense	57,723	55,318

EARNINGS BEFORE INCOME TAXES	67,972	44,466
INCOME TAX EXPENSE	11,054	7,234

NET EARNINGS	$56,918	$37,232

NET EARNINGS PER SHARE, BASIC	$0.40	$0.26

NET EARNINGS PER SHARE, DILUTED	$0.40	$0.26

DIVIDENDS PER SHARE	$0.13	$0.12

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)
(Dollars in thousands)

	Three-Months Ended March 31,
	2021	2020
NET EARNINGS	$56,918	$37,232
OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain on investment securities available-for-sale, before income taxes	(66,770)	73,037
Reclassification adjustment for realized gains on investment securities included in net earnings, before income taxes	(808)	(2,062)

Total other items of comprehensive earnings	(67,578)	70,975

Income tax benefit (expense) related to:
Change in unrealized gain on investment securities available-for-sale	14,022	(15,338)
Reclassification adjustment for realized gains on investment securities included in net earnings	170	433

Total income tax benefit (expense)	14,192	(14,905)

COMPREHENSIVE EARNINGS	$3,532	$93,302

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity
Balances at December 31, 2019	135,891,755	$1,359	$450,676	$707,656	(927,408)	$(8,222)	$8,222	$67,506	$1,227,197
Stock issued in acquisition of TB&T Bancshares, Inc. (unaudited)	6,275,574	63	220,210						220,273
Net earnings (unaudited)	—	—	—	37,232	—	—	—	—	37,232
Stock option exercises (unaudited)	144,188	1	2,191	—	—	—	—	—	2,192
Restricted stock grant (unaudited)	3,413	—	118	—	—	—	—	—	118
Cash dividends declared, $0.12 per share (unaudited)	—	—	—	(17,060)	—	—	—	—	(17,060)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	56,070	56,070
Shares purchased (redeemed) in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(1,009)	(215)	215	—	—
Stock option expense (unaudited)	—	—	340	—	—	—	—	—	340

Balances at March 31, 2020 (unaudited)	142,314,930	$1,423	$673,535	$727,828	(928,417)	$(8,437)	$8,437	$123,576	$1,526,362

Balances at December 31, 2020	142,161,834	$1,422	$669,644	$836,729	(938,591)	$(9,126)	$9,126	$170,395	$1,678,190
Net earnings (unaudited)	—	—	—	56,918	—	—	—	—	56,918
Stock option exercises (unaudited)	124,524	1	1,903	—	—	—	—	—	1,904
Restricted stock grant/fortfeiture, net (unaudited)	(747)	—	(17)	—	—	—	—	—	(17)
Cash dividends declared, $0.13 per share (unaudited)	—	—	—	(18,500)	—	—	—	—	(18,500)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(53,386)	(53,386)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	587	(259)	259	—	—
Stock option expense (unaudited)	—	—	319	—	—	—	—	—	319

Balances at March 31, 2021 (unaudited)	142,285,611	$1,423	$671,849	$875,147	(938,004)	$(9,385)	$9,385	$117,009	$1,665,428

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
(Dollars in thousands)

	Three-Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$56,918	$37,232
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,171	3,087
Provision for credit losses	(1,997)	9,850
Securities premium amortization, net	14,105	7,239
Discount accretion on purchased loans	(591)	(354)
Gain on sale of assets, net	(910)	(2,250)
Change in loans held-for-sale	16,365	(13,445)
Change in other assets	8,868	(15,046)
Change in other liabilities	840	4,919

Total adjustments	39,851	(6,000)

Net cash provided by operating activities	96,769	31,232

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition of TB&T Bancshares, Inc.	—	61,028
Activity in available-for-sale securities:
Sales	10,631	95,437
Maturities	7,839,968	1,614,414
Purchases	(8,280,926)	(2,333,332)
Net (increase) decrease in loans held-for-investment	(148,615)	1,366
Purchases of bank premises and equipment	(3,322)	(5,734)
Proceeds from sale of bank premises and equipment and other assets	420	171

Net cash used in investing activities	(581,844)	(566,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	367,448	(14,356)
Net increase in interest-bearing deposits	370,182	72,633
Net increase in borrowings	118,511	476,515
Common stock transactions:
Proceeds from stock option exercises	1,904	2,192
Dividends paid	(18,483)	(16,306)

Net cash provided by financing activities	839,562	520,678

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	354,487	(14,740)
CASH AND CASH EQUIVALENTS, beginning of period	729,084	282,604

CASH AND CASH EQUIVALENTS, end of period	$1,083,571	$267,864

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$1,843	$7,042
Transfer of loans and bank premises to other real estate	255	—
Investment securities purchased but not settled	381,871	33,066
Investment securities sold but not yet settled	—	126,119
Restricted stock grant (forfeiture)	(17)	118
Stock issued in acquisition of TB&T Bancshares, Inc.	—	220,273
See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Summary of Significant Accounting Policies
Nature of Operations
First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company,” “we” or “us”) is a financial holding company which owns all of the capital stock of one bank with 78 locations located in Texas as of March 31, 2021. The Company’s subsidiary bank is First Financial Bank, N.A. The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which First Financial Bank, N.A. is located. In addition, the Company also owns First Financial Trust & Asset Management Company, N.A., First Financial Insurance Agency, Inc., First Technology Services, Inc. and First Financial Investments, Inc.
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
Stock Repurchase
On March 12, 2020, the Company’s Board of Directors authorized the repurchase of up to 4,000,000 common shares through September 30, 2021. Previously, the Board of Directors had authorized the repurchase of up to 2,000,000 common shares through September 30, 2020. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through March 31, 2021, 324,802 shares were repurchased and retired (all during the months of March and April 2020) totaling $8,008,000 under this repurchase plan.

Acquisition
On January 1, 2020, the Company acquired 100% of the outstanding capital stock of TB&T Bancshares, Inc. through the merger of a wholly-owned subsidiary with and into TB&T Bancshares, Inc. Following such merger, TB&T Bancshares, Inc. and its wholly-owned subsidiary, The Bank & Trust of Bryan/College Station, Texas were merged into the Company and First Financial Bank, N.A., respectively. The results of operations of TB&T Bancshares, Inc. subsequent to the acquisition date, are included in the consolidated earnings of the Company. See Note 10 for additional information.
Adoption of New Accounting Standards
On January 1, 2020, ASU
2016-13,
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
, became effective for the Company. Accounting Standards Codification (“ASC” Topic 326 (“ASC 326”) replaced the previous “incurred loss” model for measuring credit losses with an unexpected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity
debt securities. It also applies to
off-balance-sheet
(“OBS”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, ASC 326 made changes to the accounting for available-for-sale
debt securities. One such change is to require credit losses to be presented as an allowance rather than a write-down on available-for-sale
debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States that included an option for entities to delay the implementation of ASC 326 until the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. Under this option, the Company elected to delay its implementation of CECL and calculated and recorded the provision for credit losses through the nine-months ended September 2020 under the incurred loss model. At December 31, 2020, the Company elected to adopt ASC 326, effective as of January 1, 2020, through a transition charge to retained earnings of $589,000 ($466,000 net of applicable income taxes). This transition adjustment was comprised of a decrease of $619,000 in allowance for credit losses and an increase of $1,208,000 in the reserve for unfunded commitments.
With the adoption of ASC 326, we revised certain accounting policies and implemented certain accounting policy elections which are described below. For the 2020 interim reporting periods, the allowance for credit losses were based on the incurred loss methodology in accordance with accounting policies disclosed in Note 1 of the Consolidated Financial Statements included in the Company’s 2019 Form
10-K.
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
In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. For the periods ended March 31, 2021 and 2020, and December 31, 2020, amounts related to the Company’s PCD and PCI loans were insignificant and disclosures related to these balances have been omitted.

Other Recently Issued and Effective Authoritative Accounting Guidance
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
in the tax basis of goodwill. ASU
2019-12
is effective for the Company for annual reporting periods after December 15, 2020, and interim periods within. Adoption of ASU
2019-12
did not have a significant impact on the Company’s financial statements and related disclosures.
ASU
2020-04,
“Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.”
ASU
2020-04
provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU
2020-04
applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU
2020-04
was effective upon issuance and generally can be applied through December 31, 2022. The adoption of ASU
2020-04
did not have a significant impact on our financial statements.
ASU
2021-01,
“Reference Rate Reform (Topic 848): Scope.”
ASU
2021-01
clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU
2021-01
also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU
2021-01
was effective upon issuance and generally can be applied through December 31, 2022. The adoption of ASU
2021-01
did not have a significant impact on our financial statements.
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
The Company has made a policy election to exclude accrued interest from the amortized cost basis of securities and report accrued interest separately in other assets on the consolidated balance sheets. A security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to securities reversed against interest income for the three-months ended March 31, 2021 and 2020.
The Company records its
available-for-sale
securities portfolio at fair value. Fair values of these securities are determined based on methodologies in accordance with current authoritative accounting guidance. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, credit ratings and yield curves. Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the marketplace as a result of the illiquid market specific to the type of security.
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

Prior to the adoption of ASC 326, declines in the fair value of securities below their cost that were deemed to be other-than-temporary were reflected in earnings as realized losses. In estimating other-than-temporary impairment losses prior to the adoption, management considered, among other things, the length of time and the extent to which the fair value had been less than cost, the financial condition and near-term prospects of the issuer and the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
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
At March 31, 2021, 2020 and December 31, 2020, the Company held no securities that were classified as held-to-maturity.
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
Prior to the adoption of ASC 326, loans were reported as impaired when, based on then current information and events, it was probable we would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.

Impairment was evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan was impaired, a specific valuation allowance was allocated, if necessary, so that the loan was reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment was expected solely from the collateral. Interest payments on impaired loans were typically applied to principal unless collectability of the principal amount was reasonably assured, in which case interest was recognized on a cash basis. Impaired loans, or portions thereof, were charged off when deemed uncollectible.
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
Prior to the adoption of ASC 326, loans acquired in a business combination that had evidence of credit impairment and for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable were considered PCI. PCI loans were accounted for individually or aggregated into pools of loans based on common risk characteristics such as credit grade, loan type, and date of origination.

Allowance for Credit Losses - Loans
The allowance for credit losses (“allowance” or “ACL”) is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans. The ACL represents an amount which, in management’s judgement, is adequate to absorb the lifetime expected credit losses that may be experienced on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The allowance for credit losses is measured and recorded upon the initial recognition of a financial asset. Determination of the adequacy of the allowance is inherently complex and requires the use of significant and highly subjective estimates. Loans are charged-off
against the allowance when deemed uncollectible by management. Expected recoveries do not exceed the aggregate of amounts previously charged-off
and expected to be
charged-off.
Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses.
The Company’s methodology for estimating the allowance includes: (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions throughout a reasonable and supportable forecast period, including the Company’s expected prepayment and curtailment rates; (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, large relationships, early delinquencies, and factors related to credit administrations, including, among others, loan-to-value
ratios, borrowers’ risk rating and credit score migrations; and (3) individual allowances on loans where borrowers are experiencing financial difficulty or when the Company determines that the foreclosure is probable.
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
adjustments include, among other things, the impact of (i) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (ii) actual and expected changes in national, regional, and local economic and business conditions and developments that affect the collectability of the loan pools, (iii) changes in the nature, volume and size of a loan or the loan pools and in the terms of the underlying loans, (iv) changes in the experience, ability, and depth of our lending management and staff, (v) changes in volume and severity of past due financial assets, the volume of nonaccrual assets, and the volume and severity of adversely classified or graded assets, (vi) changes in the quality of our credit review function, (vii) changes in the value of the underlying collateral for loans that are non-collateral
dependent, (viii) the existence, growth, and effect of any concentrations of credit and (ix) other factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters or health pandemics.
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
policies.
Allowance for Credit Losses -
Off-Balance-Sheet/Reserve
for Unfunded Commitments
The allowance for credit losses on
off-balance-sheet
credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. These obligations include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. At March 31, 2021, 2020 and December 31, 2020, the Company’s reserve for unfunded commitments totaled $6,918,000, $809,000 and $5,486,000, respectively.

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
Business Combinations, Goodwill and Other Intangible Assets
The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year. There was no impairment recorded for the three-months ended March 31, 2021 or 2020, respectively.
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
Statements of Cash Flows
For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks, including interest-bearing demand deposits in banks with original maturity of 90 days or less, and federal funds sold.
Accumulated Other Comprehensive Earnings (Loss)
Unrealized net gains on the Company’s
available-for-sale
securities (after applicable income taxes) totaling $117,009,000, $123,576,000 and $170,395,000 at March 31, 2021 and 2020, and December 31, 2020, respectively, are included in accumulated other comprehensive earnings.

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
Stock Based Compensation
The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the grant date. The grant date fair value is amortized over the vesting period which generally is six years. The Company also grants restricted stock for a fixed number of shares. The grant date fair value is amortized over the vesting period which generally is one to three years. See Note 8 for further information.
Advertising Costs
Advertising costs are expensed as incurred.
Per Share Data
Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. The Company calculates dilutive EPS assuming all outstanding stock options to purchase common shares and unvested restricted stock shares have been exercised and/or vested at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is reflected by application of the treasury stock method, whereby the proceeds from the exercised options and unearned compensation for both restricted stock and stock options are assumed to be used to purchase common shares at the average market price during the respective period. There were no anti-dilutive shares for the three-months ended March 31, 2021 and 2020. The following table reconciles the computation of basic EPS to diluted EPS:

	Net Earnings (in thousands)	Weighted Average Shares	Per Share Amount
For the three-months ended March 31, 2021:
Net earnings per share, basic	$56,918	142,146,275	$0.40
Effect of stock options and stock grants	—	856,383	—

Net earnings per share, diluted	$56,918	143,002,658	$0.40

	Net Earnings (in thousands)	Weighted Average Shares	Per Share Amount
For the three-months ended March 31, 2020:
Net earnings per share, basic	$37,232	142,118,864	$0.26
Effect of stock options and stock grants	—	616,344	—

Net earnings per share, diluted	$37,232	142,735,208	$0.26

Note 2 - Securities
Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, allowance for credit losses and the fair value of available-for-sale
securities are as follows (in thousands):

	March 31, 2021
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and political subdivisions	$2,418,227	$106,988	$(8,198)	$2,517,017
Residential mortgage-backed securities	2,073,647	43,575	(8,628)	2,108,594
Commercial mortgage-backed securities	431,137	15,916	—	447,053
Corporate bonds and other	38,427	79	(1,539)	36,967

Total securities available-for-sale	$4,961,438	$166,558	$(18,365)	$5,109,631

	March 31, 2020
	Amortized Cost Basis	Gross Unrealized Holding G ains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasury securities	$10,039	$74	$—	$10,113
Obligations of states and political subdivisions	1,731,392	78,996	(2,717)	1,807,671
Residential mortgage-backed securities	1,617,341	62,659	(20)	1,679,980
Commercial mortgage-backed securities	587,114	17,624	(184)	604,554
Corporate bonds and other	4,624	133	(6)	4,751

Total securities available-for-sale	$3,950,510	$159,486	$(2,927)	$4,107,069

	December 31, 2020
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and political subdivisions	$2,283,616	$143,339	$(79)	$2,426,876
Residential mortgage-backed securities	1,421,922	50,473	(115)	1,472,280
Commercial mortgage-backed securities	467,243	22,077	(4)	489,316
Corporate bonds and other	4,398	159	—	4,557

Total securities available-for-sale	$4,177,179	$216,048	$(198)	$4,393,029

The Company did not hold any securities classified as
held-to-maturity
at March 31, 2021, March 31, 2020, or December 31, 2020.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at March 31, 2021 and 2020, and December 31, 2020, were computed by using scheduled amortization of balances and historical prepayment rates.
The amortized cost and estimated fair value of
available-for-sale
securities at March 31, 2021, by contractual and expected maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value
Due within one year	$290,536	$295,145
Due after one year through five years	2,355,100	2,456,956
Due after five years through ten years	2,145,293	2,188,324
Due after ten years	170,509	169,206

Total	$4,961,438	$5,109,631

The following tables disclose the Company’s investment securities that have been in a continuous unrealized-loss
position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
March 31, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$533,213	$8,198	$—	$—	$533,213	$8,198
Residential mortgage-backed securities	589,353	8,618	999	10	590,352	8,628
Commercial mortgage-backed securities	471	—	—	—	471	—
Corporate bonds and other	32,490	1,539	—	—	32,490	1,539

Total	$1,155,527	$18,355	$999	$10	$1,156,526	$18,365

	Less than 12 Months		12 Months or Longer		Total
March 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$168,725	$2,717	$—	$—	$168,725	$2,717
Residential mortgage-backed securities	1	—	8,164	21	8,165	21
Commercial mortgage-backed securities	44,724	173	9,630	10	54,354	183
Corporate bonds and other	220	6	—	—	220	6

Total	$213,670	$2,896	$17,794	$31	$231,464	$2,927

	Less than 12 Months		12 Months or Longer		Total
December 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of state and political subdivisions	$25,214	$79	$—	$—	$25,214	$79
Residential mortgage-backed securities	36,017	96	3,156	19	39,173	115
Commercial mortgage-backed securities	16,218	4	—	—	16,218	4

Total	$77,449	$179	$3,156	$19	$80,605	$198

The number of investments in an unrealized loss position totaled 149 at March 31, 2021. Any unrealized losses in the obligations of state and political subdivisions, residential and commercial mortgage-backed and asset-backed investment securities at March 31, 2021 and 2020, and December 31, 2020, are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at March 31, 2021 and 2020, and December 31, 2020. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At March 31, 2021, 77.27% of our available-for-sale
securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 52.70% are guaranteed by the Texas Permanent School Fund.
At March 31, 2021, $3,103,077,000 of the Company’s securities were pledged as collateral for public or trust fund deposits, repurchase agreements, a borrowing line with the Federal Reserve Bank of Dallas and for other purposes required or permitted by law.
During the three-months ended March 31, 2021 and 2020, sales of investment securities that were classified as available-for-sale
totaled $10,631,000 and $95,437,000, respectively. Gross realized gains from security sales during the first quarter of 2021 and 2020 totaled $808,000 and $2,062,000, respectively. There were no gross realized losses from security sales during the three-month periods ended March 31, 2021 and 2020, respectively.
The specific identification method was used to determine cost in order to compute the realized gains and losses.
Note 3 – Loans
Held-for-Investment
and Allowance for Loan Losses
In conjunction with the adoption of ASC 326, the Company expanded its four loan portfolios into ten portfolio segments.
For the periods ended March 31, 2021 and December 31, 2020, the following tables outline the Company’s loan portfolio by the ten portfolio segments where applicable. For disclosures related to the period ended March 31, 2020, management has elected to maintain its previously disclosed loan segments.

Loans
held-for-investment
by portfolio segment are as follows (in thousands):

	March 31,			December 31,
	2021	2020		2020
Commercial:
C&I	$1,178,126	$	N/A	$1,131,382
Municipal	176,949		N/A	181,325

Total Commercial	1,355,075		869,450	1,312,707
Agricultural	90,366		99,582	94,864
Real Estate:
Construction & Development	587,928		N/A	553,959
Farm	162,046		N/A	152,237
Non-Owner Occupied CRE	650,144		N/A	617,686
Owner Occupied CRE	759,906		N/A	746,974
Residential	1,254,727		N/A	1,248,409

Total Real Estate	3,414,751		3,249,249	3,319,265
Consumer:
Auto	370,027		N/A	353,595
Non-Auto	92,343		N/A	90,602

Total Consumer	462,370		421,108	444,197

Total Loans	5,322,562		4,639,389	5,171,033

Less: Allowance for credit losses	(62,974)		(60,440)	(66,534)

Loans, net	$5,259,588		$4,578,949	$5,104,499

Outstanding loan balances at March 31, 2021 and 2020, and December 31, 2020, are net of unearned income, including net deferred loan fees.
Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (“FHLB”) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At March 31, 2021, $3,252,192,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At March 31, 2021, there was no balance outstanding under this line of credit.
The Company’s nonaccrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	March 31,		December 31,
	2021	2020	2020
Non-accrual loans	$39,333	$39,226	$42,619
Loans still accruing and past due 90 days or more	2	209	113
Troubled debt restructured loans still accruing*	23	26	24

Total	$39,358	$39,461	$42,756

*
Troubled debt restructured loans of $
6,619,000
, $
4,733,000
and $
7,407,000
, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in nonaccrual loans at March 31, 2021 and 2020, and December 31, 2020, respectively.

The Company had $39,658,000, $40,444,000 and $42,898,000 in
non-accrual,
past due 90 days or more and still accruing, restructured loans and foreclosed assets at March 31, 2021 and 2020, and December 31, 2020, respectively.
Non-accrual
loans at March 31, 2021 and 2020, and December 31, 2020, consisted of the following (in thousands):

	March 31,			December 31,
	2021	2020		2020
Commercial:
C&I	$4,709	$	N/A	$5,015
Municipal	—		N/A	—

Total Commercial	4,709		5,620	5,015
Agricultural	1,068		1,128	1,076
Real Estate:
Construction & Development	1,296		N/A	3,838
Farm	6,859		N/A	7,299
Non-Owner Occupied CRE	7,088		N/A	5,243
Owner Occupied CRE	9,557		N/A	10,797
Residential	8,364		N/A	8,851

Total Real Estate	33,164		32,156	36,028
Consumer:
Auto	317		N/A	407
Non-Auto	75		N/A	93

Total Consumer	392		322	500

Total	$39,333		$39,226	$42,619

No
significant additional funds are committed to be advanced in connection with nonaccrual loans as of March 31, 2021.
Summary information on the allowance for credit losses for the three-months ended March 31, 2021 and 2020, are outlined by portfolio segment in the following tables (in thousands):

March 31, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$13,609	$1,552	$1,255	$13,512	$1,876
Provision for loan losses	(1,239)	639	721	(268)	(662)
Recoveries	223	—	9	2	9
Charge-offs	(270)	—	—	—	—

Ending balance	$12,323	$2,191	$1,985	$13,246	$1,223

March 31, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$8,391	$12,347	$12,601	$1,020	$371	$66,534
Provision for loan losses	1,052	(2,467)	(1,384)	141	38	(3,429)
Recoveries	55	6	19	73	47	443
Charge-offs	(6)	(8)	(47)	(166)	(77)	(574)

Ending balance	$9,492	$9,878	$11,189	$1,068	$379	$62,974

March 31, 2020	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$12,122	$1,206	$33,974	$5,197	$52,499
Provision for loan losses	794	949	7,921	186	9,850
Recoveries	149	1	76	92	318
Charge-offs	(1,292)	(2)	(715)	(218)	(2,227)

Ending balance	$11,773	$2,154	$41,256	$5,257	$60,440

Additionally, the Company records a reserve for unfunded commitments in other liabilities which totaled $6,918,000, $809,000 and $5,486,000 at March 31, 2021 and 2020, and December 31, 2020, respectively. The reversal of provision for credit losses of $
1,997,000
reported in the consolidated statement of earnings for the three-months ended March 31, 2021 is the aggregate reversal of provision of loan losses of $
3,429,000
net of the provision for unfunded commitments of $
1,432,000
.
The Company’s loans that are individually evaluated for credit losses (both collateral and non-collateral
dependent) and their related allowances as of March 31, 2021 and December 31, 2020, are summarized in the following table by loan segment (in thousands):

March 31, 2021	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$1,806	$2,903	$14,580	$19,289	$777	$3,104	$3,881
Municipal	—	—	9,777	9,777	—	1,536	1,536

Total Commercial	1,806	2,903	24,357	29,066	777	4,640	5,417
Agricultural	457	612	5,790	6,859	170	1,620	1,790
Real Estate:
Construction & Development	1,124	171	11,202	12,497	12	868	880
Farm	2,241	4,618	3,436	10,295	590	81	671
Non-Owner Occupied CRE	6,045	1,043	32,299	39,387	226	3,109	3,335
Owner Occupied CRE	6,081	3,476	45,893	55,450	599	3,000	3,599
Residential	4,210	4,154	26,331	34,695	577	2,297	2,874

Total Real Estate	19,701	13,462	119,161	152,324	2,004	9,355	11,359
Consumer:
Auto	—	317	1,399	1,716	1	4	5
Non-Auto	—	75	376	451	—	2	2

Total Consumer	—	392	1,775	2,167	1	6	7

Total	$21,964	$17,369	$151,083	$190,416	$2,952	$15,621	$18,573

December 31, 2020	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$1,544	$3,471	$25,629	$30,644	$799	$4,592	$5,391
Municipal	—	—	9,439	9,439	—	1,435	1,435

Total Commercial	1,544	3,471	35,068	40,083	799	6,027	6,826
Agricultural	470	606	5,572	6,648	96	886	982
Real Estate:
Construction & Development	1,176	2,661	11,368	15,205	35	617	652
Farm	2,614	4,685	3,349	10,648	654	658	1,312
Non-Owner Occupied CRE	4,009	1,234	17,383	22,626	500	1,421	1,921
Owner Occupied CRE	7,279	3,518	51,933	62,730	657	5,172	5,829
Residential	4,347	4,504	28,196	37,047	676	2,431	3,107

Total Real Estate	19,425	16,602	112,229	148,256	2,522	10,299	12,821
Consumer:
Auto	—	407	1,523	1,930	1	5	6
Non-Auto	—	94	440	534	1	1	2

Total Consumer	—	501	1,963	2,464	2	6	8

Total	$21,439	$21,180	$154,832	$197,451	$3,419	$17,218	$20,637

The following table presents the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the unpaid contractual principal balance of the impaired loans at March 31, 2020, in accordance with the legacy “incurred loss” methodology disclosure requirements (in thousands):

March 31, 2020	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three-Month Average Recorded Investment
Commercial	$7,300	$992	$4,628	$5,620	$1,271	$6,409
Agricultural	1,340	632	496	1,128	98	1,200
Real Estate	44,208	9,496	22,660	32,156	2,016	36,683
Consumer	436	—	322	322	1	342

Total	$53,284	$11,120	$28,106	$39,226	$3,386	$44,634

The Company’s allowance for loans that are individually evaluated for credit losses and collectively evaluated for credit losses as of March 31, 2021 and December 31, 2020, are summarized in the following table by loan segment (in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$3,881	$1,536	$1,790	$880	$671
Loans collectively evaluated for credit losses	8,442	655	195	12,366	552

Total	$12,323	$2,191	$1,985	$13,246	$1,223

March 31, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$3,335	$3,599	$2,874	$5	$2	$18,573
Loans collectively evaluated for credit losses	6,157	6,279	8,315	1,063	377	44,401

Total	$9,492	$9,878	$11,189	$1,068	$379	$62,974

December 31, 2020	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$5,391	$1,435	$982	$652	$1,312
Loans collectively evaluated for credit losses	8,218	117	273	12,860	564

Total	$13,609	$1,552	$1,255	$13,512	$1,876

December 31, 2020 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$1,921	$5,829	$3,107	$6	$2	$20,637
Loans collectively evaluated for credit losses	6,470	6,518	9,494	1,014	369	45,897

Total	$8,391	$12,347	$12,601	$1,020	$371	$66,534

The Company’s allowance for loans that are individually evaluated for credit losses and collectively evaluated for credit losses as of March 31, 2020, are summarized in the following table by loan segment in accordance with the legacy “incurred loss” methodology disclosure requirements (in thousands):

March 31, 2020	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,271	$98	$2,016	$1	$3,386
Loan collectively evaluated for impairment	10,502	2,056	39,240	5,256	57,054

Total	$11,773	$2,154	$41,256	$5,257	$60,440

The Company’s recorded investment in loans as of March 31, 2021 and December 31, 2020, related to the balance in the allowance for credit losses on the basis of the Company’s adopted ASC 326 evaluation methodology follows below (in thousands):

March 31, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$19,289	$9,777	$6,859	$12,497	$10,295
Loans collectively evaluated for credit losses	1,158,837	167,172	83,507	575,431	151,751

Total	$1,178,126	$176,949	$90,366	$587,928	$162,046

March 31, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$39,387	$55,450	$34,695	$1,716	$451	$190,416
Loans collectively evaluated for credit losses	610,757	704,456	1,220,032	368,311	91,892	5,132,146

Total	$650,144	$759,906	$1,254,727	$370,027	$92,343	$5,322,562

December 31, 2020	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$30,644	$9,439	$6,648	$15,205	$10,648
Loans collectively evaluated for credit losses	1,100,738	171,886	88,216	538,754	141,589

Total	$1,131,382	$181,325	$94,864	$553,959	$152,237

December 31, 2020 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$22,626	$62,730	$37,047	$1,930	$534	$197,451
Loans collectively evaluated for credit losses	595,060	684,244	1,211,362	351,665	90,068	4,973,582

Total	$617,686	$746,974	$1,248,409	$353,595	$90,602	$5,171,033

The Company’s recorded investment in loans as of March 31, 2020, related to the balance in the allowance for loan losses on the basis of the Company’s legacy “incurred loss” impairment methodology follows below (in thousands):

March 31, 2020	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$5,620	$1,128	$32,156	$322	$39,226
Loan collectively evaluated for impairment	863,830	98,454	3,217,093	420,786	4,600,163

Total	$869,450	$99,582	$3,249,249	$421,108	$4,639,389

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
The following summarizes the Company’s internal ratings of its loans held-for-investment,
including the year of origination, by portfolio segments, at March 31, 2021 (in millions):

March 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
C&I
Risk rating:
Pass	$303	$647	$84	$61	$24	$41	$—	$1,160
Special mention	2	3	1	—	1	—	—	7
Substandard	1	6	1	3	1	—	—	12
Doubtful	—	—	—	—	—	—	—	—

Total	$306	$656	$86	$64	$26	$41	$—	$1,179

March 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Municipal
Risk rating:
Pass	$2	$21	$16	$23	$13	$92	$—	$167
Special mention	—	—	—	—	—	—	—	—
Substandard	—	2	—	—	6	2	—	10
Doubtful	—	—	—	—	—	—	—	—

Total	$2	$23	$16	$23	$19	$94	$—	$177

March 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Agricultural
Risk rating:
Pass	$15	$42	$16	$7	$2	$1	$—	$83
Special mention	1	—	—	—	—	—	—	1
Substandard	—	5	—	—	1	—	—	6
Doubtful	—	—	—	—	—	—	—	—

Total	$16	$47	$16	$7	$3	$1	$—	$90

March 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Construction & Development
Risk rating:
Pass	$101	$347	$62	$35	$17	$13	$—	$575
Special mention	—	2	4	—	—	1	—	7
Substandard	1	3	1	—	—	1	—	6
Doubtful	—	—	—	—	—	—	—	—

Total	$102	$352	$67	$35	$17	$15	$—	$588

March 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Farm
Risk rating:
Pass	$20	$54	$21	$17	$10	$30	$—	$152
Special mention	—	—	—	—	—	—	—	—
Substandard	—	7	1	1	—	1	—	10
Doubtful	—	—	—	—	—	—	—	—

Total	$20	$61	$22	$18	$10	$31	$—	$162

March 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$45	$198	$105	$86	$41	$136	$—	$611
Special mention	—	1	13	1	8	4	—	27
Substandard	—	—	2	—	2	8	—	12
Doubtful	—	—	—	—	—	—	—	—

Total	$45	$199	$120	$87	$51	$148	$—	$650

March 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$74	$168	$126	$96	$72	$169	$—	$705
Special mention	—	3	4	—	4	—	—	11
Substandard	1	5	4	18	4	12	—	44
Doubtful	—	—	—	—	—	—	—	—

Total	$75	$176	$134	$114	$80	$181	$—	$760

March 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Residential
Risk rating:
Pass	$109	$346	$157	$119	$93	$302	$94	$1,220
Special mention	—	3	1	1	1	3	—	9
Substandard	1	5	2	4	2	11	1	26
Doubtful	—	—	—	—	—	—	—	—

Total	$110	$354	$160	$124	$96	$316	$95	$1,255

March 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Auto
Risk rating:
Pass	$61	$161	$90	$32	$16	$8	$—	$368
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	1	—	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—

Total	$61	$162	$91	$32	$16	$8	$—	$370

March 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Non-Auto
Risk rating:
Pass	$17	$40	$17	$6	$3	$2	$7	$92
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—

Total	$17	$40	$17	$6	$3	$2	$7	$92

March 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Total Loans
Risk rating:
Pass	$747	$2,024	$694	$482	$291	$794	$101	$5,133
Special mention	3	12	23	2	14	8	—	62
Substandard	4	34	12	26	16	35	1	128
Doubtful	—	—	—	—	—	—	—	—

Total	$754	$2,070	$729	$510	$321	$837	$102	$5,323

The following summarizes the Company’s internal ratings of its loans held-for-investment,
including the year of origination, by portfolio segments, at December 31, 2020 (in millions):

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
C&I
Risk rating:
Pass	$874	$101	$70	$28	$10	$16	$—	$1,099
Special mention	9	2	—	1	—	—	—	12
Substandard	12	4	4	—	—	—	—	20
Doubtful	—	—	—	—	—	—	—	—

Total	$895	$107	$74	$29	$10	$16	$—	$1,131

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Municipal
Risk rating:
Pass	$26	$19	$29	$14	$13	$71	$—	$172
Special mention	—	—	—	—	—	—	—	—
Substandard	2	—	—	5	1	1	—	9
Doubtful	—	—	—	—	—	—	—	—

Total	$28	$19	$29	$19	$14	$72	$—	$181

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Agricultural
Risk rating:
Pass	$57	$19	$9	$3	$1	$—	$—	$89
Special mention	—	—	—	—	—	—	—	—
Substandard	6	—	—	—	—	—	—	6
Doubtful	—	—	—	—	—	—	—	—

Total	$63	$19	$9	$3	$1	$—	$—	$95

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Construction & Development
Risk rating:
Pass	$371	$97	$36	$19	$7	$9	$—	$539
Special mention	2	4	—	—	—	—	—	6
Substandard	4	1	—	3	—	1	—	9
Doubtful	—	—	—	—	—	—	—	—

Total	$377	$102	$36	$22	$7	$10	$—	$554

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Farm
Risk rating:
Pass	$57	$22	$18	$11	$11	$23	$—	$142
Special mention	—	—	—	—	—	—	—	—
Substandard	7	1	—	1	—	1	—	10
Doubtful	—	—	—	—	—	—	—	—

Total	$64	$23	$18	$12	$11	$24	$—	$152

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$197	$117	$93	$44	$55	$88	$—	$594
Special mention	1	—	1	8	1	—	—	11
Substandard	—	2	—	—	—	11	—	13
Doubtful	—	—	—	—	—	—	—	—

Total	$198	$119	$94	$52	$56	$99	$—	$618

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$176	$132	$105	$75	$65	$132	$—	$685
Special mention	5	5	2	4	1	1	—	18
Substandard	5	4	20	4	1	10	—	44
Doubtful	—	—	—	—	—	—	—	—

Total	$186	$141	$127	$83	$67	$143	$—	$747

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Residential
Risk rating:
Pass	$373	$172	$134	$101	$101	$237	$93	$1,211
Special mention	3	1	1	1	1	3	—	10
Substandard	5	3	3	3	1	10	2	27
Doubtful	—	—	—	—	—	—	—	—

Total	$381	$176	$138	$105	$103	$250	$95	$1,248

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Auto
Risk rating:
Pass	$177	$104	$39	$21	$9	$2	$—	$352
Special mention	—	—	—	—	—	—	—	—
Substandard	1	1	—	—	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—

Total	$178	$105	$39	$21	$9	$2	$—	$354

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Non-Auto
Risk rating:
Pass	$48	$21	$7	$4	$1	$2	$7	$90
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1	—	1
Doubtful	—	—	—	—	—	—	—	—

Total	$48	$21	$7	$4	$1	$3	$7	$91

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Total Loans
Risk rating:
Pass	$2,356	$804	$540	$320	$273	$580	$100	$4,973
Special mention	20	12	4	14	3	4	—	57
Substandard	42	16	27	16	3	35	2	141
Doubtful	—	—	—	—	—	—	—	—

Total	$2,418	$832	$571	$350	$279	$619	$102	$5,171

The following tables summarize the Company’s internal ratings of its loans held-for-investment,
at March 31, 2020 (in million):

March 31, 2020	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$832	$25	$12	$—	$869
Agricultural	92	6	2	—	100
Real Estate	3,106	56	87	—	3,249
Consumer	419	—	2	—	421

Total	$4,449	$87	$103	$—	$4,639

The Company’s past due loans are as follows (in thousands):

March 31, 2021	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,469	$283	$303	$4,055	$1,174,071	$1,178,126	$1
Municipal	19	—	—	19	176,930	176,949	—

Total Commercial	3,488	283	303	4,074	1,351,001	1,355,075	1
Agricultural	2,535	—	—	2,535	87,831	90,366	—
Real Estate:
Construction & Development	1,810	41	66	1,917	586,011	587,928	—
Farm	71	—	—	71	161,975	162,046	—
Non-Owner Occupied CRE	695	—	—	695	649,449	650,144	—
Owner Occupied CRE	1,847	—	—	1,847	758,059	759,906	1
Residential	6,920	67	—	6,987	1,247,740	1,254,727	—

Total Real Estate	11,343	108	66	11,517	3,403,234	3,414,751	1
Consumer:
Auto	470	31	10	511	369,516	370,027	—
Non-Auto	129	11	—	140	92,203	92,343	—

Total Consumer	599	42	10	651	461,719	462,370	—

Total	$17,965	$433	$379	$18,777	$5,303,785	$5,322,562	$2

December 31, 2020	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,647	$406	$576	$4,629	$1,126,753	$1,131,382	$21
Municipal	—	—	—	—	181,325	181,325	—

Total Commercial	3,647	406	576	4,629	1,308,078	1,312,707	21
Agricultural	193	95	—	288	94,576	94,864	—
Real Estate:
Construction & Development	4,775	44	—	4,819	549,140	553,959	—
Farm	708	—	—	708	151,529	152,237	—
Non-Owner Occupied CRE	613	—	—	613	617,073	617,686	—
Owner Occupied CRE	1,393	322	133	1,848	745,126	746,974	—
Residential	8,072	18	275	8,365	1,240,044	1,248,409	33

Total Real Estate	15,561	384	408	16,353	3,302,912	3,319,265	33
Consumer:
Auto	551	158	75	784	352,811	353,595	59
Non-Auto	214	24	—	238	90,364	90,602	—

Total Consumer	765	182	75	1,022	443,175	444,197	59

Total	$20,166	$1,067	$1,059	$22,292	$5,148,741	$5,171,033	$113

March 31, 2020	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$4,807	$388	$382	$5,577	$863,873	$869,450	$116
Agricultural	621	—	62	683	98,899	99,582	—
Real Estate	25,788	742	413	26,943	3,222,306	3,249,249	—
Consumer	862	116	102	1,080	420,028	421,108	93

Total	$32,078	$1,246	$959	$34,283	$4,605,106	$4,639,389	$209

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

34

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
The Company’s loans that were modified and considered troubled debt restructurings are as follows (in thousands):

	Three-Months Ended March 31, 2021
		Pre-Modification	Post- Modification
		Recorded	Recorded
	Number	Investment	Investment
Commercial:
C&I	2	$149	$149
Municipal	—	—	—

Total Commercial	2	149	149
Agricultural	—	—	—
Real Estate:
Construction & Development	—	—	—
Farm	—	—	—
Non-Owner Occupied CRE	—	—	—
Owner Occupied CRE	1	500	500
Residential	2	197	197

Total Real Estate	3	697	697
Consumer:
Auto	—	—	—
Non-Auto	—	—	—

Total Consumer	—	—	—

Total	5	$846	$846

	Three-Months Ended March 31, 2020
		Pre-Modification	Post- Modification
		Recorded	Recorded
	Number	Investment	Investment
Commercial	5	$288	$288
Agricultural	1	134	134
Real Estate	—	—	—
Consumer	1	14	14

Total	7	$436	$436

The balances below provide information as to how the loans were modified as troubled debt restructured loans (in thousands):

	Three-Months Ended March 31, 2021
	Adjusted		Combined
	Interest	Extended	Rate and
	Rate	Maturity	Maturity
Commercial:
C&I	$—	$—	$149
Municipal	—	—	—

Total Commercial	—	—	149
Agricultural	—	—	—
Real Estate:
Construction & Development	—	—	—
Farm	—	—	—
Non-Owner Occupied CRE	—	—	—
Owner Occupied CRE	—	—	500
Residential	—	—	197

Total Real Estate	—	—	697
Consumer:
Auto	—	—	—
Non-Auto	—	—	—

Total Consumer	—	—	—

Total	$—	$—	$846

	Three-Months Ended March 31, 2020
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$260	$28
Agricultural	—	134	—
Real Estate	—	—	—
Consumer	—	14	—

Total	$—	$408	$28

During the three-months ended March 31, 2021 and 2020, no loans were modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or more or results in the foreclosure and repossession of the applicable collateral.
As of March 31, 2021, the Company has
no
commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

Note 4 - Loans
Held-for-Sale
Loans
held-for-sale
totaled $65,405,000, $42,034,000 and $83,969,000 at March 31, 2021 and 2020, and December 31, 2020, respectively. At March 31, 2021 and 2020, and December 31, 2020, $3,894,000, $2,375,000 and $4,384,000 are valued at the lower of cost or fair value, and the remaining amounts are valued under the fair value option.
These loans, which are sold on a servicing released basis, are valued using a market approach by utilizing either: (i) the fair value of the securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures (see Note 9). Interest income on mortgage loans held-for-sale
is recognized based on the contractual rates and reflected in interest income on loans in the consolidated statements of earnings. The Company has no continuing ownership in any residential mortgage loans sold.
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
These financial instruments are not designated as hedging instruments for accounting purposes. All derivatives are carried at fair value in either other assets or other liabilities, through earnings in the statement of earnings.
The fair values of IRLCs are based on current secondary market prices for underlying loans and estimated servicing value with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability (pull-through rate) net of estimated costs to originate the loan. The fair value of IRLCs is subject to change primarily due to changes in interest rates and the estimated pull-through rate. These commitments are classified as Level 2 in the fair value disclosures (see Note 9), as the valuations are based on observable market inputs.
Forward mortgage-backed securities contracts are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract and these instruments are therefore classified as Level 2 in the fair value disclosures (see Note 9). The estimated fair values are subject to change primarily due to changes in interest rates. The impact of these forward contracts is included in gain on sale and fees on mortgage loans in the statement of earnings.

The following table provides the outstanding notional balances and fair values of outstanding derivative positions (in thousands):

March 31, 2021:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$180,596	$1,645	$—
Forward mortgage-backed securities trades	317,500	2,806	—

March 31, 2020:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$187,747	$296	$—
Forward mortgage-backed securities trades	198,000	—	3,200

December 31, 2020:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$202,906	$4,618	$—
Forward mortgage-backed securities trades	198,000	—	1,560
Note 6 - Borrowings
Borrowings consisted of the following (dollars in thousands):

	March 31,		December 31,
	2021	2020	2020
Securities sold under agreements with customers to repurchase	$523,254	$410,146	$412,743
Federal funds purchased	25,350	1,725	17,350
Advances from Federal Home Loan Bank of Dallas	—	446,000	—

Total	$548,604	$857,871	$430,093

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
Note 7 – Income Taxes
Income tax expense was $11,054,000 for the first quarter of 2021 as compared to $7,234,000 for the same period in 2020. The Company’s effective tax rates on pretax income were 16.26% and 16.27% for the first quarters of 2021 and 2020, respectively. The effective tax rates differ from the statutory federal tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and excess tax benefits related to our directors’ deferred compensation plan.

Note 8 - Stock Option Plan and Restricted Stock Plan
Stock Option Plans
The Company has two incentive stock plans previously approved by the Company’s shareholders to provide for the granting of options to employees of the Company at prices not less than market value at the date of grant. At March 31, 2021, the Company had reserved 3,559,402 shares of stock for issuance under the plan. The option plan provides that options granted vest and are exercisable after two years from the date of grant and vest at a rate of 20% each year and have a
10-year
term. Shares are issued under the stock option plan from available authorized shares. An analysis of stock option activity for the quarter-ended March 31, 2021 is presented in the table and narrative below:

	Shares	Weighted- Average Ex. Price
Outstanding, December 31, 2020	1,833,057	$20.85
Granted	—	—
Exercised	(124,524)	16.35
Cancelled	(14,100)	24.60

Outstanding, March 31, 2021	1,694,433	21.15

Exercisable, March 31, 2021	764,953	$17.36

The options outstanding at March 31, 2021 had exercise prices ranging between $7.87 and $34.55. Stock options have been adjusted retroactively for the effects of stock dividends and splits.
The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. On January 28, 2020, the Company granted 11,250 incentive stock options with an exercise price of $34.55 per share.
The Company recorded stock option expense totaling $319,000 and $340,000 for the three-month periods ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, there was $3,753,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements related to stock options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.77 years. The total fair value of shares vested during the three-months ended March 31, 2021 and 2020 was $31,000 and $119,000, respectively.
Restricted Stock Plan
On April 28, 2015, shareholders of the Company approved a restricted stock plan for selected employees, officers, non-employee
directors and consultants. At March 31, 2021, the Company had allocated 633,003 shares of stock for issuance under the plan.

The following table summarized information about vested and unvested restricted stock outstanding at March 31, 2021 and 2020, respectively.

	For the three-months ended March 31,
	2021		2020
	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	95,888	$29.89	105,309	$29.93
Grants	—	—	3,413	34.55
Vesting	(993)	34.55	—	—
Forfeited/expired	(479)	34.55	—	—

Balance at end of period	94,416	$29.82	108,722	$30.08

The total fair value of restricted stock vested was $39,000 for the three-months ended March 31, 2021. No restricted stock vested during the three-months ended March 31, 2020.
The Company recorded restricted stock expense for employees of $290,000 and $275,000, respectively, for the three-months ended March 31, 2021 and 2020, respectively. The Company recorded director expense related to these restricted stock grants of $150,000 and $175,000 for the three-months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, and 2020, there were $1,701,000 and $2,118,000, respectively, of total unrecognized compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of 1.44 years and 1.43 years, respectively. At March 31, 2021 and 2020, and December 31, 2020, there was $61,000, $41,000 and $49,000, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting.
On April 28, 2021, the Company approved a new 2021 Omnibus Stock and Incentive Plan and registered and reserved 2,500,000 shares of the Company’s common stock for issuance under this plan. This plan supersedes all prior stock option and restricted stock plans with previously reserved shares cancelled.
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
There were no transfers between Level 2 and Level 3 during the three-months ended March 31, 2021 and 2020, and the year ended December 31, 2020.
The following table summarizes the Company’s
available-for-sale
securities, loans
held-for-sale,
and derivatives which are measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

March 31, 2021

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of states and political subdivisions	$—	$2,517,017	$—	$2,517,017
Corporate bonds	—	32,490	—	32,490
Residential mortgage-backed securities	—	2,108,594	—	2,108,594
Commercial mortgage-backed securities	—	447,053	—	447,053
Other securities	4,477	—	—	4,477

Total	$4,477	$5,105,154	$—	$5,109,631

Loans held-for-sale	$—	$61,511	$—	$61,511

IRLCs	$—	$1,645	$—	$1,645

Forward mortgage-backed securities trades asset	$—	$2,806	$—	$2,806

March 31, 2020

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,113	$—	$—	$10,113
Obligations of states and political subdivisions	—	1,807,671	—	1,807,671
Corporate bonds	—	220	—	220
Residential mortgage-backed securities	—	1,679,980	—	1,679,980
Commercial mortgage-backed securities	—	604,554	—	604,554
Other securities	4,531	—	—	4,531

Total	$14,644	$4,092,425	$—	$4,107,069

Loans held-for-sale	$—	$39,659	$—	$39,659

IRLCs	$—	$296	$—	$296

Forward mortgage-backed securities trades liability	$—	$(3,200)	$—	$(3,200)

December 31, 2020

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of state and political subdivisions	$—	$2,426,876	$—	$2,426,876
Residential mortgage-backed securities	—	1,472,280	—	1,472,280
Commercial mortgage-backed securities	—	489,316	—	489,316
Other securities	4,557	—	—	4,557

Total	$4,557	$4,388,472	$—	$4,393,029

Loans held-for-sale	$—	$79,585	$—	$79,585

IRLCs	$—	$4,618	$—	$4,618

Forward mortgage-backed securities trades liability	$—	$(1,560)	$—	$(1,560)

The following table summarizes the Company’s loans
held-for-sale
at fair value and the net unrealized gains as of the balance sheet dates shown below (in thousands):

	March 31,		December 31,
	2021	2020	2020
Unpaid principal balance on loans held-for-sale	$60,727	$38,563	$76,602
Net unrealized gains on loans held-for-sale	784	1,096	2,983

Loans held-for-sale at fair value	$61,511	$39,659	$79,585

The following table summarizes the Company’s gains on sale and fees of mortgage loans for the three-months ended March 31, 2021 and 2020 (in thousand):

	Three-Months ended March 31,
	2021	2020
Realized gain on sale and fees on mortgage loans*	$10,728	$4,545
Change in fair value on loans held-for-sale and IRLCs	(5,200)	2,355
Change in forward mortgage-backed securities trades	4,366	(3,048)

Total gain on sale of mortgage loans	$9,894	$3,852

*	This includes gains on loans held-for-sale carried under the fair value method and lower of cost or market.
No residential mortgage loans
held-for-sale
were 90 days or more past due or considered impaired as of March 31, 2021 or 2020, or December 31, 2020. No significant credit losses were recognized on residential mortgage loans held-for-sale
for the three-months ended March 31, 2021 and 2020.
Certain
non-financial
assets and
non-financial
liabilities measured at fair value on a nonrecurring basis include other real estate owned, goodwill and other intangible assets and other non-financial
long-lived assets.
Non-financial
assets measured at fair value on a
non-recurring
basis during the three-months ended March 31, 2021 and 2020 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured
at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value.
Re-evaluation
of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no other real estate owned properties that were re-measured
subsequent to their initial transfer to other real estate owned during the three-months ended March 31, 2021 and 2020.
At March 31, 2021 and 2020, and December 31, 2020, other real estate owned totaled $255,000, $982,000 and $119,000, respectively.
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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance were as follows (in thousands).

	March 31,				December 31,
	2021		2020		2020
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated	Fair Value
	Value	Fair Value	Value	Fair Value	Value	Fair Value	Hierarchy
Cash and due from banks	$190,350	$190,350	$191,486	$191,486	$211,113	$211,113	Level 1
Interest-bearing demand deposits in banks	893,221	893,221	76,378	76,378	517,971	517,971	Level 1
Available-for-sale securities	5,109,631	5,109,631	4,107,069	4,107,069	4,393,029	4,393,029	Levels 1 and 2
Loans held-for-investment, net of allowance for credit losses	5,259,588	5,273,235	4,578,949	4,558,577	5,104,499	5,109,885	Level 3
Loans held-for-sale	65,405	65,273	42,034	41,593	83,969	84,233	Level 2
Accrued interest receivable	42,322	42,322	34,329	34,329	53,433	53,433	Level 2
Deposits with stated maturities	483,685	485,193	465,808	467,804	475,542	477,218	Level 2
Deposits with no stated maturities	8,929,762	8,929,762	6,744,658	6,744,658	8,200,275	8,200,275	Level 1
Borrowings	548,604	548,604	857,871	857,871	430,093	430,093	Level 2
Accrued interest payable	320	320	783	783	377	377	Level 2
IRLCs	1,645	1,645	296	296	4,618	4,618	Level 2
Forward mortgage-backed securi-ties trades asset (liability)	2,806	2,806	(3,200)	(3,200)	(1,560)	(1,560)	Level 2

Note 10 – Acquisition
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
At closing, a wholly-owned subsidiary of the Company merged into TB&T Bancshares, Inc. and immediately thereafter TB&T Bancshares, Inc. was merged into the Company and The Bank & Trust of Bryan/College Station, Texas, was merged into First Financial Bank, N.A., a wholly-owned subsidiary of the Company. The primary purpose of the acquisition was to expand the Company’s market share near the Houston market. Factors that contributed to a purchase price resulting in goodwill include its record of earnings, strong management and board of directors, strong local economic environment and opportunity for growth. The results of operations from this acquisition are included in the consolidated earnings of the Company commencing January 1, 2020.
The following table presents the final amounts recorded on the consolidated balance sheet on the acquisition date (dollars in thousands):

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
for the year ended December 31, 2020 and the following:

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

Introduction
As a financial holding company, we generate most of our revenue from interest on loans and investments, trust fees, gain on sale of mortgage loans and service charges. Our primary source of funding for our loans and investments are deposits held by our subsidiary, First Financial Bank, N.A. Our largest expense are salaries and related employee benefits. We measure our performance by calculating our return on average assets, return on average equity, regulatory capital ratios, net interest margin and efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income.
The following discussion and analysis of operations and financial condition should be read in conjunction with the financial statements and accompanying footnotes included in Item 1 of this Form
10-Q
as well as those included in the Company’s 2020 Annual Report on Form
10-K.
Recent Coronavirus Developments
During March 2020, the outbreak of the novel Coronavirus Disease 2019 was recognized as a pandemic by the World Health Organization and a national emergency by the President of the United States. The spread of COVID has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve across the State of Texas. National, state and local governmental responses to the pandemic have included orders to close or limit businesses activity not deemed essential and directing individuals to limit their movements and travel, observe social distancing, and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in decreases in commercial and consumer activity. These responses and restrictions have led to a loss of revenues for certain industries and a sudden increase in unemployment, volatility in oil and gas prices and in business valuations, market downturns and volatility, changes in consumer behaviors, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.
The following is an update on our response through the date of filing:

•
Currently, the Company is assisting borrowers in the second round of the PPP under the December 2020 Bipartisan-Bicameral Omnibus COVID Relief Deal. Through March 31, 2021, we had funded approximately 8,500 PPP loans in total from both the first and second rounds of PPP loans totaling $920.13 million. At March 31, 2021, the Company’s total PPP loans have an outstanding balance of $531.81 million following repayments and forgiveness by the SBA. We did not participate in the PPP Facility program.

•	We are continuing to encourage our employees to take the COVID vaccinations when available and allowing employees and customers to wear a mask on an optional basis based on their preferences.
Recent actions taken by the U.S. government to further mitigate the economic effects of COVID will also have an impact on our financial position and results of operations. These actions are further discussed below.

•
During the first quarter of 2021, President Biden signed a number of executive orders relating to stimulus and relief measures. These orders include, among other things, (i) an extension, through March 31, 2021, of the moratorium on evictions and foreclosures, (ii) an extension, through September 30, 2021, of the deferral of federal student loan payments and interest and (iii) an extension, through June 30, 2021, of certain mortgage forbearance programs and guidelines.

•
On March 11, 2021, the American Rescue Plan Act of 2021 (the “ARP Act”) was enacted, implementing a $1.9 trillion package of stimulus and relief proposals. Among other things, the ARP Act provides (i) additional funding for the PPP program and an expansion of the program for the benefit of certain nonprofits, (ii) funding for the Small Business Administration (“SBA”) to make targeted grants for restaurants and similar establishments, (iii) direct cash payments of up to $1,400 to individuals, subject to income provisions, (iv) an increase in the maximum annual Child Tax Credit, subject to income limitation provisions, (v) $300 a week in expanded unemployment insurance lasting through September 6, 2021 and makes $10,200 in unemployment benefits tax free for households, subject to income limitation provisions, (vi) tax relief making any student loan forgiveness incurred between December 31, 2020, and January 1, 2026 non-taxable
income, and (vii) funding to support state and local governments;
K-12
schools and higher education; the Centers for Disease Control; public transit; rental assistance; child care; and airline industry workers.

•
On March 27, 2021, the
COVID-19
Bankruptcy Relief Extension Act of 2021 was enacted, extending the bankruptcy relief provisions enacted in the CARES Act of 2020 bill until March 27, 2022. These provisions provide financially distressed small businesses and individuals greater access to bankruptcy relief.

•
On March 30, 2021, the PPP Extension Act of 2021 was enacted, extending the Paycheck Protection Program (“PPP”) from its previous expiration date of March 31, 2021 to June 30, 2021. Beginning June 1, 2021, the SBA may only process applications submitted prior to that date, and it may not accept any new loan applications. We are continuing to monitor the potential development of additional legislation and further actions taken by the U.S. government.

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
We deem our most critical accounting policies to be (1) our allowance for credit losses and our provision for credit losses and (2) our valuation of financial instruments. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on our reported results for a given period. A discussion of (1) our allowance for credit losses and our provision for credit losses and (2) our valuation of financial instruments is included in Note 1 to our Consolidated Financial Statements beginning on page 10. Additional detailed information is included in Notes 4 and 5 to our notes to the consolidated financial statements (unaudited) and should be read in conjunction with this analysis.

Stock Repurchase
On March 12, 2020, the Company’s Board of Directors authorized the repurchase of up to 4.00 million common shares through September 30, 2021. Previously, the Board of Directors had authorized the repurchase of up to 2.00 million common shares through September 30, 2020. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases are considered beneficial to the Company and its stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through March 31, 2021, the Company repurchased and retired 324,802 shares (all during the months of March and April of 2020) totaling $8.01 million under this repurchase plan.
Acquisition
On September 19, 2019, we entered into an agreement and plan of reorganization to acquire TB&T Bancshares, Inc. and its wholly-owned bank subsidiary, The Bank & Trust of Bryan/College Station, Texas. On January 1, 2020, the transaction was completed. Pursuant to the agreement, we issued 6.28 million shares of the Company’s common shares in exchange for all of the outstanding shares of TB&T Bancshares, Inc. In addition, in accordance with the plan of reorganization, TB&T Bancshares, Inc. paid a special dividend totaling $1.92 million to its shareholders prior to the closing of this transaction. At the closing, Brazos Merger Sub., Inc., a wholly-owned subsidiary of the Company, merged into TB&T Bancshares Inc., with TB&T Bancshares, Inc. surviving as a wholly-owned subsidiary of the Company. Immediately following such merger, TB&T Bancshares, Inc. was merged into the Company and The Bank & Trust of Bryan/College Station, Texas was merged into First Financial Bank, N.A., a wholly-owned subsidiary of the Company. The total purchase price of $220.27 million exceeded the estimated fair value of the net assets acquired by $141.92 million and the Company recorded such excess as goodwill. The balance sheet and results of operations of TB&T Bancshares, Inc. have been included in the financial statements of the Company effective January 1, 2020. See Note 10 to the consolidated financial statements for additional information and disclosure.
Participation in PPP Loan Program
The Company elected to participate in the first and second rounds of PPP loan program processing a total of 8,546 loans and funded $920.13 million from March 31, 2020 through March 31, 2021. The Company received fees totaling approximately $26.26 million and incurred incremental direct origination costs of $3.62 million related to the first round of PPP loans from March 31, 2020 through December 31, 2020, both of which have been deferred and are being amortized over the shorter of the repayment period or 24 months, the contractual life of these loans. During the first quarter of 2021, the Company recognized $6.25 million in interest income related to PPP loan fees. The remainder of the PPP loan deferred fees totaled approximately $16 million at March 31, 2021, including approximately $11 million for 2021 originations for the second round of PPP loans. These remaining deferred fees related to the second round of PPP loans will be amortized over the shorter of the repayment period or the contractual life of 60 months. Additional information related to the Company’s PPP loan balances are included in the following table (dollars in thousands):

	PPP Loans Originated		PPP Loans Outstanding at March 31, 2021
	Number of Loans	Dollars of Loans	Number of Loans	Dollars of Loans
PPP Round 1	6,530	$703,450	2,759	$315,879
PPP Round 2	2,016	216,683	1,990	215,931

PPP Totals	8,546	$920,133	4,749	$531,810

Implementation of New Accounting Standard for Allowance for Credit Losses
On January 1, 2020, Accounting Standards Update (“ASU”)
2016-13,
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, became effective for the Company. Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) replaced the previous “incurred loss” model for measuring credit losses with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity
debt securities. It also applies to
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
On March 27, 2020, the CARES Act was signed by the President of the United States that included an option for entities to delay the implementation of ASC 326 until the earlier of the termination date of the national emergency declaration by the President, or December 31, 2020. Under this option, the Company elected to delay implementation of CECL and calculated and recorded the provision for credit losses through the nine-months ended September 30, 2020 under the incurred loss model. At December 31, 2020, the Company elected to adopt ASC 326, effective as of January 1, 2020, through a transition charge to retained earnings of $589 thousand ($466 thousand net of applicable income taxes), which was reflected in the consolidated financial statements as of and for the year ended December 31, 2020. This transition adjustment was comprised of a decrease of $619 thousand in allowance for credit losses and an increase of $1.21 million in the reserve for unfunded commitments.
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

Results of Operations
Performance Summary
. Net earnings for the first quarter of 2021 were $56.92 million, up $19.69 million or 52.87%, when compared with earnings of $37.23 million for the first quarter of 2020. Diluted earnings per share was $0.40 for the first quarter of 2021 compared with $0.26 in the same quarter a year ago. The increase in earnings for the first quarter of 2021 over the first quarter of 2020 was primarily attributable to the overall growth in net interest income and noninterest income.
The return on average assets was 2.05% for the first quarter of 2021, as compared to 1.63% for the first quarter of 2020. The return on average equity was 13.83% for the first quarter of 2021 as compared to 10.11% for the first quarter of 2020.
Net Interest Income
. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.
Tax-equivalent
net interest income was $92.37 million for the first quarter of 2021, as compared to $82.74 million for the same period last year. The increase in 2021 compared to 2020 was largely attributable to the increase in interest-earning assets primarily derived from an increase in investment securities held and the impact of the Company’s participation in the PPP loan program (see above). Average earning assets were $10.56 billion for the first quarter of 2021, as compared to $8.50 billion during the first quarter of 2020. The increase of $2.06 billion in average earning assets in 2021 when compared to 2020 was primarily a result of increases of loans of $628.71 million and tax-exempt
securities of $1.02 billion when compared to March 31, 2020 balances. Average interest-bearing liabilities were $6.37 billion for the first quarter of 2021, as compared to $5.36 billion in the same period in 2020. The increase in average interest-bearing liabilities primarily resulted from our customers depositing their PPP loan amounts into our Bank and organic growth. The yield on earning assets decreased 63 basis points while the rate paid on interest-bearing liabilities decreased 43 basis points for the first quarter of 2021 compared to the first quarter of 2020.

Table 1 allocates the change in
tax-equivalent
net interest income between the amount of change attributable to volume and to rate.
Table 1 - Changes in Interest Income and Interest Expense (in thousands):

	Three-Months Ended March 31, 2021 Compared to Three-Months Ended March 31, 2020
	Change Attributable to		Total Change
	Volume	Rate
Short-term investments	$1,401	$(1,994)	$(593)
Taxable investment securities	(77)	(4,314)	(4,391)
Tax-exempt investment securities (1)	8,497	(2,718)	5,779
Loans (1) (2)	8,530	(5,100)	3,430

Interest income	18,351	(14,126)	4,225
Interest-bearing deposits	1,380	(6,364)	(4,984)
Short-term borrowings	(5)	(421)	(426)

Interest expense	1,375	(6,785)	(5,410)

Net interest income	$16,976	$(7,341)	$9,635

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(2)	Non-accrual loans are included in loans.
The net interest margin, on a tax equivalent basis, was 3.55% for the first quarter of 2021, a decrease of 36 basis points from the same period in 2020. We have continued to experience downward pressures on our net interest margin in 2021 and 2020 primarily due to (i) the extended period of fluctuating historically low levels of short-term interest rates and (ii) the flat to inverted yield curve currently being experienced in the bond market. Additionally, the net interest margin was particularly impacted in the first quarter of 2021 as a result of the overall level of excess liquidity, which totaled $1.08 billion at March 31, 2021, pending investment. We have been able to somewhat mitigate the impact of these lower short-term interest rates and the flat/inverted yield curve by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk and reducing the rates paid on our interest-bearing liabilities. In March 2020, as the market experienced volatility, we took advantage of that volatility to purchase high quality municipal bonds at favorable tax-equivalent
interest yields. The Federal Reserve increased rates 100 basis points in 2018 but then decreased rates 75 basis points during the third and fourth quarters of 2019 and then an additional 150 basis points in the first quarter of 2020, resulting in a current target rate range of zero to 25 basis points.

The net interest margin, which measures
tax-equivalent
net interest income as a percentage of average earning assets, is illustrated in Table 2.
Table 2 - Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three-Months Ended March 31,
	2021			2020
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$639,071	$162	0.10%	$223,618	$755	1.36%
Taxable investment securities (2)	2,251,419	10,264	1.82	2,263,329	14,655	2.59
Tax-exempt investment securities (2)(3)	2,368,615	16,979	2.87	1,346,842	11,200	3.33
Loans (3)(4)	5,296,149	66,753	5.11	4,667,436	63,323	5.46

Total earning assets	10,555,254	$94,158	3.62%	8,501,225	$89,933	4.25%
Cash and due from banks	209,438			204,220
Bank premises and equipment, net	141,901			140,295
Other assets	98,301			88,548
Goodwill and other intangible assets, net	318,141			318,445
Allowance for credit losses	(67,231)			(59,076)

Total assets	$11,255,804			$9,193,657

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$5,916,237	$1,696	0.12%	$4,904,087	$6,680	0.55%
Short-term borrowings	456,620	91	0.08	460,605	517	0.45

Total interest-bearing liabilities	6,372,857	$1,787	0.11%	5,364,692	$7,197	0.54%
Noninterest-bearing deposits	3,114,656			2,291,535
Other liabilities	99,581			56,950

Total liabilities	9,587,094			7,713,177
Shareholders’ equity	1,668,710			1,480,480

Total liabilities and shareholders’ equity	$11,255,804			$9,193,657

Net interest income		$92,371			$82,736

Rate Analysis:
Interest income/earning assets			3.62%			4.25%
Interest expense/earning assets			(0.07)			(0.34)

Net interest margin			3.55%			3.91%

(1)	Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(4)	Non-accrual loans are included in loans.
Noninterest Income
. Noninterest income for the first quarter of 2021 was $34.88 million, an increase of $6.14 million, or 21.38%, as compared to the same quarter of 2020. Increases in certain categories of noninterest income included (1) real estate mortgage operations income of $6.04 million, (2) ATM, interchange and credit card fees of $1.28 million and (3) trust fees of $862 thousand when compared to the first quarter of 2020. The mortgage related income increase was mainly due to a significant increase in the volume of loans originated driven by the lower rate environment and a strong housing market in Texas. The increase in ATM, interchange and credit card fees was driven by continued growth in the number of net new accounts and debit cards issued and overall customer utilization. The increase in trust fees resulted from an increase in assets under management over the prior year. The fair value of trust assets managed, which are not reflected in our consolidated balance sheets, totaled $7.54 billion at March 31, 2021, up 22.55% when compared to $6.15 billion at March 31, 2020. Offsetting these increases was a decline in service charge revenue of $1.12 million in the first quarter of 2021 when compared to the first quarter of 2020. The decrease in service charge revenue was primarily driven by lower overdraft fees in the current quarter as a result of the effects of the pandemic and related stimulus programs. Additionally, there was also a decline in net gain on sale of available for sale securities of $1.25 million in the first quarter of 2021 when compared to the first quarter of 2020.

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
. At March 31, 2021, the Company’s total assets exceeded the $10 billion threshold, due primarily to the effect of the Company’s participation in the PPP loan program and growth in deposits from related activities. However, on November 20, 2020, the federal bank regulatory agencies announced an interim final rule that provides temporary relief for certain community banking organizations that have crossed this threshold as of December 31, 2020 if they had less than $10 billion in assets as of December 31, 2019. Under the interim final rule, these banks, which includes us, will generally have until 2022 to either reduce their size, or to prepare for the regulatory and reporting standards under the Dodd-Frank Act. Management will continue to monitor the Company’s balance sheet levels and prepare for the effects of this future loss of debit card income.
Table 3 - Noninterest Income (in thousands):

	Three-Months Ended March 31,
	2021	Increase (Decrease)	2020
Trust fees	$8,299	$862	$7,437
Service charges on deposit accounts	4,793	(1,122)	5,915
ATM, interchange and credit card fees	8,677	1,277	7,400
Gain on sale and fees on mortgage loans	9,894	6,042	3,852
Net gain on sale of available-for-sale securities	808	(1,254)	2,062
Net gain on sale of foreclosed assets	55	54	1
Net gain on sale of assets	145	29	116
Interest on loan recoveries	382	117	265
Other:
Check printing fees	34	(28)	62
Safe deposit rental fees	306	113	193
Credit life fees	215	43	172
Brokerage commissions	345	(40)	385
Wire transfer fees	315	52	263
Miscellaneous income	606	(3)	609

Total other	1,821	137	1,684

Total Noninterest Income	$34,874	$6,142	$28,732

Noninterest Expense
. Total noninterest expense for the first quarter of 2021 was $57.72 million, an increase of $2.41 million, or 4.35%, as compared to the same period of 2020. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent
basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the first quarter of 2021 was 45.36% compared to 49.63% for the same quarter in 2020. The reduction in the Company’s efficiency ratio during the first quarter of 2021 primarily resulted from the growth in the Company’s revenues from higher levels of interest-earning assets while controlling expenses.

Salaries, commissions and employee benefits for the first quarter of 2021 totaled $34.93 million, compared to $29.64 million for the same period in 2020. The increase over the prior year was primarily driven by (i) annual merit-based pay increases that were effective March 1, 2021, (ii) higher mortgage related commission expenses and (iii) increases in incentive compensation and profit sharing expenses. All other categories of noninterest expense for the first quarter of 2021 totaled $22.79 million, down from $25.68 million in the same quarter a year ago. Included in other noninterest expense in the first quarter of 2020 were technology contract termination and conversion related costs totaling $3.81 million related to the TB&T Bancshares, Inc. acquisition.
Table 4 - Noninterest Expense (in thousands):

	Three-Months Ended March 31,
	2021	Increase (Decrease)	2020
Salaries and commissions	$26,094	$3,391	$22,703
Medical	2,840	143	2,697
Profit sharing	2,295	1,323	972
401(k) match expense	963	124	839
Payroll taxes	2,131	316	1,815
Stock option and stock grant expense	608	(8)	616

Total salaries and employee benefits	34,931	5,289	29,642
Net occupancy expense	3,147	120	3,027
Equipment expense	2,164	89	2,075
FDIC assessment fees	701	656	45
ATM, interchange and credit card expense	2,772	(213)	2,985
Professional and service fees	2,139	(455)	2,594
Printing, stationery and supplies	325	(241)	566
Operational and other losses	287	(289)	576
Software amortization and expense	2,619	595	2,024
Amortization of intangible assets	412	(97)	509
Other:
Data processing fees	406	(17)	423
Postage	377	76	301
Advertising	721	401	320
Correspondent bank service charges	230	26	204
Telephone	1,276	313	963
Public relations and business development	667	(208)	875
Directors’ fees	616	(9)	625
Audit and accounting fees	346	(98)	444
Legal fees and other related costs	522	228	294
Regulatory exam fees	337	61	276
Travel	245	(67)	312
Courier expense	206	(10)	216
Other real estate owned	28	(12)	40
Other	2,249	(3,733)	5,982

Total other	8,226	(3,049)	11,275

Total Noninterest Expense	$57,723	$2,405	$55,318

Balance Sheet Review
Loans
. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. As of March 31, 2021, total loans held-for-investment
were $5.32 billion, an increase of $151.53 million, as compared to December 31, 2020. During the first quarter of 2021, $167.54 million of PPP loans originated in 2020 were forgiven and $216.68 million of new PPP loans were originated. Total PPP loans outstanding were $531.81 million at March 31, 2021, which are included in the Company’s commercial loan totals. PPP loan balances accounted for $499.35 million in average balances for the quarter ended March 31, 2021. At March 31, 2021, approximately $16 million of deferred loan fees related to PPP loans, including approximately $11 million for 2021 originations, continues to be amortized over the shorter of the repayment period or the contractual life of 24 to 60 months.
As compared to
year-end
2020 balances, total real estate loans increased $95.49 million, total commercial loans increased $42.37 million, agricultural loans decreased $4.50 million and total consumer loans increased $18.17 million. Loans averaged $5.30 billion for the first quarter of 2021, an increase of $628.71 million from the prior year first quarter average balances.
In conjunction with the adoption of ASC 326, the Company expanded its four loan portfolio segments used under its legacy disclosures into the following ten portfolio segments. For modeling purposes, our loan portfolio segments include C&I, Municipal, Agricultural, Construction and Development, Farm,
Non-Owner
Occupied and Owner Occupied CRE, Residential, Consumer Auto and Consumer
Non-Auto.
This additional segmentation allows for a more precise pooling of loans with similar credit risk characteristics and credit monitor procedures for the Company’s calculation of its allowance for credit losses.
The loans originated as a result of the Company’s participation in the PPP program, discussed in further detail on page 50, are included in the C&I loan portfolio segment as of March 31, 2021 and December 31, 2020.
Table 5 outlines the composition of the Company’s
held-for-investment
loans by portfolio segment. For all periods prior to December 31, 2020, management has elected to maintain its previously disclosed loan portfolio segments.

Table 5 - Composition of Loans (in thousands):

	March 31,			December 31,
	2021	2020		2020
Commercial:
C&I	$1,178,126	$	N/A	$1,131,382
Municipal	176,949		N/A	181,325

Total Commercial	1,355,075		869,450	1,312,707
Agricultural	90,366		99,582	94,864
Real Estate:
Construction & Development	587,928		N/A	553,959
Farm	162,046		N/A	152,237
Non-Owner Occupied CRE	650,144		N/A	617,686
Owner Occupied CRE	759,906		N/A	746,974
Residential	1,254,727		N/A	1,248,409

Total Real Estate	3,414,751		3,249,249	3,319,265
Consumer:
Auto	370,027		N/A	353,595
Non-Auto	92,343		N/A	90,602

Total Consumer	462,370		421,108	444,197

Total	$5,322,562		$4,639,389	$5,171,033

Loans
held-for-sale,
consisting of secondary market mortgage loans, totaled $65.41 million, $42.03 million, and $83.97 million at March 31, 2021 and 2020, and December 31, 2020, respectively. At March 31, 2021 and 2020 and December 31, 2020, $3.89 million, $2.38 million and $4.38 million, respectively, are valued using the lower of cost or fair value, and the remaining amounts are valued under the fair value option.
Asset Quality
. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $39.66 million at March 31, 2021, as compared to $40.44 million at March 31, 2020 and $42.90 million at December 31, 2020. As a percent of loans held-for-investment
and foreclosed assets, these assets were 0.75% at March 31, 2021, as compared to 0.87% at March 31, 2020 and 0.83% at December 31, 2020. As a percent of total assets, these assets were 0.33% at March 31, 2021, as compared to 0.42% at March 31, 2020 and 0.39% at December 31, 2020. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at March 31, 2021.

Supplemental Oil and Gas Information
. As of March 31, 2021, the Company’s exposure to the oil and gas industry totaled 2.20% of total loans held-for-investment,
excluding PPP loans, or $105.26 million, down $976 thousand from December 31, 2020 year-end
levels. These oil and gas loans consisted (based on collateral supporting the loan) of (i) development and production loans of 11.02%, (ii) oil and gas field servicing loans of 5.76%, (iii) real estate loans of 56.71%, (iv) accounts receivable and inventory of 2.47%, (v) automobile of 8.17% and (vi) other of 15.87%. These have warranted additional scrutiny because of fluctuating oil and gas prices and the COVID pandemic. The Company instituted additional monitoring procedures for these loans and has classified and downgraded loans as appropriate. The following oil and gas information is as of and for the quarters ended March 31, 2021 and 2020, and the year ended December 31, 2020 (in thousands, except percentages):

	March 31,		December 31,
	2021	2020	2020
Oil and gas related loans, excluding PPP loans	$105,261	$117,223	$106,237
Oil and gas related loans as a % of total loans held-for-investment, excluding PPP loans	2.20%	2.53%	2.27%
Classified oil and gas related loans	$10,079	$22,032	$13,298
Nonaccrual oil and gas related loans	4,759	3,477	4,774
Net charge-offs for oil and gas related loans for quarter/year then ended	40	606	825
Supplemental
COVID-19
Industry Exposure.
In addition, at March 31, 2021, loan balances in the retail/restaurant/hospitality industries totaled $430.20 million or 8.98% of the Company’s total loans held-for-investment,
excluding PPP loans. These loans comprised $45.21 million of classified loans, including $6.58 million in nonaccrual loans. There were no net charge-offs related to this portfolio for the quarter ended March 31, 2021. Additional information related to the Company’s retail/restaurant/hospitality industries follows below (in thousands, except percentages):

	March 31,		December 31,
	2021	2020	2020
Retail loans	$282,310	$217,380	$216,244
Restaurant loans	51,772	25,570	48,618
Hotel loans	71,435	46,690	71,716
Other hospitality loans	24,014	8,470	21,970
Travel loans	664	937	780

Total Retail/Restaurant/Hospitality loans, excluding PPP loans	$430,195	$299,047	$359,328

Retail/Restaurant/Hospitality loans as a % of total loans held-for-investment, excluding PPP loans	8.98%	6.45%	7.67%
Classified Retail/Restaurant/Hospitality loans	$45,214	$5,680	$31,192
Nonaccrual Retail/Restaurant/Hospitality loans	6,575	867	5,975
Net Charge-Offs for Retail/Restaurant/Hospitality loans quarter/year then ended	—	130	561
Table 6 – Nonaccrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	March 31,		December 31,
	2021	2020	2020
Nonaccrual loans	$39,333	$39,226	$42,619
Loans still accruing and past due 90 days or more	2	209	113
Troubled debt restructured loans*	23	26	24

Nonperforming loans	39,358	39,461	42,756
Foreclosed assets	300	983	142

Total nonperforming assets	$39,658	$40,444	$42,898

As a % of loans held-for-investment and foreclosed assets	0.75%	0.87%	0.83%
As a % of total assets	0.33	0.42	0.39

*
Troubled debt restructured loans of $6.62 million, $7.77 million and $7.41 million, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in nonaccrual loans at March 31, 2021 and 2020, and December 31, 2020, respectively.

We record interest payments received on nonaccrual loans as reductions of principal. Prior to the loans being placed on nonaccrual, we recognized interest income on these loans of approximately $255 thousand for the year ended December 31, 2020. If interest on these loans had been recognized on a full accrual basis during the year ended December 31, 2020, such income would have approximated $4.46 million. Such amounts for the 2021 and 2020 interim periods were not significant.
Allowance for Credit Losses
. The allowance for credit losses is the amount we determine as of a specific date to be appropriate to absorb current expected credit losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see our accounting policies in Note 1 to the consolidated financial statements (unaudited). The provision for credit losses was a reversal of $2.00 million, which was made up of a reversal of provision for loan losses of $3.43 million offset by a $1.43 million provision for unfunded commitments for the first quarter of 2021, as compared to $9.85 million for the first quarter of 2020. The net reversal provision for credit losses in 2021 reflects the continued improvement in the economic outlook for our markets across Texas and overall improvements in asset quality. As a percent of average loans, net loan charge-offs were 0.01% for the first quarter of 2021, as compared to 0.16% for the first quarter of 2020. The allowance for credit losses as a percent of loans held-for-investment
was 1.18% as of March 31, 2021, as compared to 1.30% as of March 31, 2020 and 1.29% as of December 31, 2020. The allowance for credit losses as a percent of loans held-for-investment,
excluding PPP loans, was 1.31% as of March 31, 2021, as compared to 1.30% as of March 31, 2020 and 1.42% as of December 31, 2020.
Table 7 - Loan Loss Experience and Allowance for Credit Losses (in thousands, except percentages):

	Three-Months Ended March 31,
	2021	2020
Allowance for credit losses at period-end	$62,974	$60,440
Loans held-for-investment at period-end	5,322,562	4,639,389
Average loans for period	5,296,149	4,667,436
Net charge-offs/average loans (annualized)	0.01%	0.16%
Allowance for loan losses/period-end loans held-for-investment	1.18%	1.30%
Allowance for loan losses/non-accrual loans, past due 90 days still accruing and restructured loans	160.00%	153.16%
Interest-Bearing Demand Deposits in Banks.
At March 31, 2021, our interest-bearing deposits in banks were $893.22 million compared to $76.38 million at March 31, 2020 and $517.97 million at December 31, 2020, respectively. At March 31, 2021, interest-bearing deposits in banks included $892.82 million maintained at the Federal Reserve Bank of Dallas and $403 thousand on deposit with the FHLB.
Available-for-Sale
Securities
. At March 31, 2021, securities with a fair value of $5.11 billion were classified as securities available-for-sale.
As compared to December 31, 2020, the
available-for-sale
portfolio at March 31, 2021
reflected (i) an increase of $90.14 million in obligations of states and political subdivisions, (ii) an increase of $32.41 million in corporate bonds and other, and (iii) an increase of $594.05 million in mortgage-backed securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.
See Note 2 to the consolidated financial statements (unaudited) for additional disclosures relating to the investment portfolio at March 31, 2021 and 2020, and December 31, 2020.

Table 8 - Maturities and Yields of
Available-for-Sale
Securities Held at March 31, 2021 (in thousands, except percentages):

	Maturing by Contractual Maturity
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$130,649	4.72%	$732,873	3.89%	$1,585,842	2.73%	$67,653	2.24%	$2,517,017	3.25%
Corporate bonds and other securities	4,477	1.42	—	—	32,490	1.65	—	—	36,967	1.62
Mortgage-backed securities	160,019	1.97	1,724,083	2.02	569,992	1.61	101,553	2.07	2,555,647	1.93

Total	$295,145	3.18%	$2,456,956	2.58%	$2,188,324	2.42%	$169,206	2.14%	$5,109,631	2.53%

All yields are computed on a
tax-equivalent
basis assuming a marginal tax rate of 21%. Yields on
available-for-sale
securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.
As of March 31, 2021, the investment portfolio had an overall tax equivalent yield of 2.53%, a weighted average life of 5.13 years and modified duration of 4.55 years.
Deposits
. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $9.41 billion as of March 31, 2021, as compared to $7.21 billion as of March 31, 2020 and $8.68 billion as of December 31, 2020. Table 9 provides a breakdown of average deposits and rates paid for the three-month periods ended March 31, 2021 and 2020, respectively.
Table 9 - Composition of Average Deposits (in thousands, except percentages):

	Three-Months Ended March 31,
	2021		2020
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,114,656	—%	$2,291,535	—%
Interest-bearing deposits:
Interest-bearing checking	2,901,819	0.09	2,446,031	0.53
Savings and money market accounts	2,535,474	0.09	1,983,701	0.47
Time deposits under $250,000	324,758	0.34	341,514	0.87
Time deposits of $250,000 or more	154,186	0.60	132,841	1.33

Total interest-bearing deposits	5,916,237	0.12%	4,904,087	0.55%

Total average deposits	$9,030,893		$7,195,622

Total cost of deposits		0.08%		0.37%

Borrowings.
Included in borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $548.60 million, $857.87 million and $430.09 million at March 31, 2021 and 2020 and December 31, 2020, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowings. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $456.62 million and $460.61 million in the first quarters of 2021 and 2020, respectively. The weighted average interest rates paid on these borrowings were 0.08% and 0.45% for the first quarters of 2021 and 2020, respectively.
Capital Resources
We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.
Total shareholders’ equity was $1.67 billion, or 13.76% of total assets at March 31, 2021, as compared to $1.53 billion, or 15.73% of total assets at March 31, 2020, and $1.68 billion, or 15.39% of total assets at December 31, 2020. Included in shareholders’ equity at March 31, 2021 and 2020 and December 31, 2020 were $117.01 million, $123.58 million and $170.40 million, respectively, in unrealized gains on investment securities available-for-sale,
net of related income taxes. For the first quarter of 2021, total shareholders’ equity averaged $1.67 billion, or 14.83% of average assets, as compared to $1.48 billion, or 16.10% of average assets, during the same period in 2020.
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
As of March 31, 2021 and 2020, and December 31, 2020, we had a total capital to risk-weighted assets ratio of 21.47%, 20.65% and 22.03%, a Tier 1 capital to risk-weighted assets ratio of 20.32%, 19.55% and 20.79%; a common equity Tier 1 to risk-weighted assets ratio of 20.32%, 19.55% and 20.79% and a leverage ratio of 11.55%, 12.49% and 11.86%, respectively. The regulatory capital ratios as of March 31, 2021 and 2020, and December 31, 2020 were calculated under Basel III rules.

The regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III Fully Phased-In*		Required to be Considered Well- Capitalized
As of March 31, 2021:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,312,779	21.47%	$642,092	10.50%	$611,516	10.00%
First Financial Bank, N.A	$1,174,022	19.24%	$640,757	10.50%	$610,245	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,242,887	20.32%	$519,788	8.50%	$366,909	6.00%
First Financial Bank, N.A	$1,104,130	18.09%	$518,708	8.50%	$488,196	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,242,887	20.32%	$428,061	7.00%	—	N/A
First Financial Bank, N.A	$1,104,130	18.09%	$427,172	7.00%	$396,659	6.50%
Leverage Ratio:
Consolidated	$1,242,887	11.55%	$430,308	4.00%	—	N/A
First Financial Bank, N.A	$1,104,130	10.30%	$428,971	4.00%	$536,214	5.00%

*	At March 31, 2021, the capital conservation buffer under Basel III has been fully phased-in.

	Actual		Minimum Capital Required-Basel III Fully Phased-In*		Required to be Considered Well- Capitalized
As of March 31, 2020:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,156,657	20.65%	$588,194	10.50%	$560,185	10.00%
First Financial Bank, N.A	$1,026,860	18.37%	$586,949	10.50%	$558,999	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,095,409	19.55%	$476,157	8.50%	$336,111	6.00%
First Financial Bank, N.A	$965,612	17.27%	$475,149	8.50%	$447,200	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,095,409	19.55%	$392,129	7.00%	—	N/A
First Financial Bank, N.A	$965,612	17.27%	$391,300	7.00%	$363,350	6.50%
Leverage Ratio:
Consolidated	$1,095,409	12.49%	$350,764	4.00%	—	N/A
First Financial Bank, N.A	$965,612	11.05%	$349,495	4.00%	$436,869	5.00%

	Actual		Minimum Capital Required Under Basel III Phase-In		Required to be Considered Well- Capitalized
As of December 31, 2020:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,273,749	22.03%	$607,038	10.50%	$578,131	10.00%
First Financial Bank, N.A	$1,123,275	19.47%	$605,830	10.50%	$576,981	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,201,729	20.79%	$491,412	8.50%	$346,879	6.00%
First Financial Bank, N.A	$1,051,255	18.22%	$490,434	8.50%	$461,585	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,201,729	20.79%	$404,692	7.00%	—	N/A
First Financial Bank, N.A	$1,051,255	18.22%	$403,887	7.00%	$375,038	6.50%
Leverage Ratio:
Consolidated	$1,201,729	11.86%	$405,268	4.00%	—	N/A
First Financial Bank, N.A	$1,051,255	10.41%	$404,002	4.00%	$505,002	5.00%
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
The following analysis depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels for period presented.

	Percentage change in net interest income:
Change in interest rates:	March 31,		December 31,
(in basis points)	2021	2020	2020
+400	17.54%	0.31%	18.18%
+300	13.39%	0.38%	13.99%
+200	9.05%	0.19%	9.51%
+100	4.51%	0.03%	4.75%
-100	(4.72)%	(0.88)%	(3.46)%
-200	(7.21)%	(1.70)%	(5.44)%

The results for the net interest income simulations as of March 31, 2021 and December 31, 2020 resulted in an asset sensitive position. Our model simulation as of March 31, 2020, indicated that our balance sheet is relatively asset sensitive. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end
will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price
in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.
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
Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated
banks totaling $130.00 million. At March 31, 2021, there were no amounts drawn on these lines of credit. Our subsidiary bank also has (i) an available line of credit with the FHLB totaling $1.53 billion at March 31, 2021, secured by portions of our loan portfolio and certain investment securities and (ii) access to the Federal Reserve Bank of Dallas lending program. At March 31, 2021, the Company had no outstanding advances from the FHLB.
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
Prime Rate. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing
asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at March 31, 2021. There was no outstanding balance under the line of credit as of March 31, 2021 and 2020, or December 31, 2020.
In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $121.79 million at March 31, 2021, investment securities which totaled $2.54 million at March 31, 2021 and mature over 9 to 10 years, available dividends from our subsidiaries which totaled $260.95 million at March 31, 2021, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.
Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of March 31, 2021, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. We are monitoring closely the economic impact of the coronavirus on our customers and the communities we serve. Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Off-Balance
Sheet (“OBS”)/Reserve for Unfunded Commitments.
We are a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our consolidated balance sheets. At March 31, 2021, the Company’s reserve for unfunded commitments totaled $6.92 million which is recorded in other liabilities.
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

Table 10 – Commitments as of March 31, 2021 (in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$886,274
Unfunded commitments to extend credit	788,842
Standby letters of credit	41,202

Total commercial commitments	$1,716,318

We believe we have no other OBS arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements. The above table does not include balances related to the Company’s IRLC and forward mortgage-backed security trades.
Parent Company Funding
. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At March 31, 2021, $260.95 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $6.00 million and $2.50 million for the three-month periods ended March 31, 2021 and 2020, respectively.
Dividends
. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 32.50% and 45.82% of net earnings for the first three months of 2021 and 2020, respectively. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Management considers interest rate risk to be a significant market risk for the Company. See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources - Interest Rate Risk” for disclosure regarding this market risk.
Item 4. Controls and Procedures.
As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule
13a-15(e)
or
15d-15(e)
of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.
Subsequent to our evaluation, there were no significant changes in internal controls over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
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
Item 1A. Risk Factors.
There has been no material change in the risk factors previously disclosed under Part I, Item 1A of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not Applicable
Item 3. Defaults Upon Senior Securities.
Not Applicable
Item 4. Mine Safety Disclosures.
Not Applicable
Item 5. Other Information.
Not Applicable

Item 6. Exhibits.

2.1	—	Agreement and Plan of Reorganization, dated October 12, 2017, by and among First Financial Bankshares, Inc., Kingwood Merger Sub, Inc., and Commercial Bancshares, Inc. (schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference from Exhibit 2.1 to Registrant’s Form 8-K filed October 12, 2017).

2.2	—	Agreement and Plan of Reorganization, dated September 19, 2019, by and among First Financial Bankshares, Inc., Brazos Merger Sub, Inc., and TB&T Bancshares, Inc. (schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference from Exhibit 2.1 to Registrant’s Form 8-K filed September 20, 2019).

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q filed July 30, 2019).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed April 3, 2020).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

4.2	—	Description of Registrant’s Securities (incorporated by reference from Exhibit 4.2 of the Registrant’s Form 10-K filed February 22, 2021).

10.1	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010).++

10.2	—	2012 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 1, 2012).++

10.3	—	Loan agreement dated June 30, 2013, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed July 1, 2013).

10.4	—	First Amendment to Loan Agreement, dated June 30, 2015, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 30, 2015).

10.5	—	Second Amendment to Loan Agreement, dated June 30, 2017, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 30, 2017).

10.6	—	Third Amendment to Loan Agreement, dated June 30, 2019, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed July 1, 2019).

10.7	—	2015 Restricted Stock Plan as Amended and Restated April 28, 2020 (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed May 1, 2020).++

10.8	—	Form of Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 30, 2020).++

10.9	—	2021 Omnibus Stock and Incentive Plan as Amended (incorporated by reference from Exhibit 10 of the Registrant’s Form 8-K filed April 28, 2021).++

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.+

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.+

101.INS	—	XBRL Instance Document.- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	—	XBRL Taxonomy Extension Schema Document.*

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.*

*	Filed herewith
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

FIRST FINANCIAL BANKSHARES, INC.

Date: May 5, 2021	By:	/s/ F. Scott Dueser
F. Scott Dueser
Chairman of the Board, President
and Chief Executive Officer

Date: May 5, 2021	By:	/s/ James R. Gordon
James R. Gordon
Executive Vice President and
Chief Financial Officer, Secretary
and Treasurer