Form 10-Q
period 2021-06-30
FIRST FINANCIAL BANKSHARES INC
filed 2021-08-02
CIK 36029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
12b-2
of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 2 , 2021
Common Stock, $0.01 par value per share	142,359,774

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The consolidated balance sheets of First Financial Bankshares, Inc. and Subsidiaries (the “Company” or “we”) at June 30, 2021 and 2020 (unaudited) and December 31, 2020, and the consolidated statements of earnings, comprehensive earnings and shareholders’ equity for the three and six-months
ended June 30, 2021 and 2020 (unaudited), and the consolidated statements of cash flows for the six-months
ended June 30, 2021 and 2020 (unaudited) and notes to consolidated financial statements (unaudited), follow on pages 4 through 47.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,		December 31,
	2021	2020	2020
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$190,061	$188,373	$211,113
INTEREST-BEARING DEMAND DEPOSITS IN BANKS	654,531	196,426	517,971

Total cash and cash equivalents	844,592	384,799	729,084
SECURITIES AVAILABLE-FOR-SALE, at fair value (amortized cost of these securities was $5,405,189, $3,927,254 and $4,177,179 as of June 30, 2021 and 2020 and December 31, 2020, respectively)	5,578,048	4,118,863	4,393,029
LOANS:
Held-for-investment, excluding PPP loans	4,984,210	4,549,950	4,687,370
PPP loans	320,392	703,117	483,663

Total loans held-for-investments	5,304,602	5,253,067	5,171,033
Less—allowance for credit losses	(62,138)	(68,947)	(66,534)

Net loans held-for-investment	5,242,464	5,184,120	5,104,499
Held-for-sale ($56,257, $63,293 and $79,585 at fair value at
June 30, 2021 and 2020 and December 31, 2020, respectively)	61,802	66,370	83,969
BANK PREMISES AND EQUIPMENT, net	147,655	138,933	142,269
INTANGIBLE ASSETS, net	317,568	319,365	318,392
OTHER ASSETS	136,954	127,367	133,258

Total assets	$12,329,083	$10,339,817	$10,904,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$3,427,038	$2,941,679	$2,982,697
INTEREST-BEARING DEPOSITS	6,354,656	5,215,963	5,693,120

Total deposits	9,781,694	8,157,642	8,675,817
DIVIDENDS PAYABLE	21,357	18,462	18,484
BORROWINGS	549,969	449,224	430,093
TRADE DATE PAYABLE	189,838	33,553	14,641
OTHER LIABILITIES	65,856	98,487	87,275

Total liabilities	10,608,714	8,757,368	9,226,310

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock—($0.01 par value, authorized 200,000,000 shares; 142,359,774, 142,035,396 and 142,161,834 shares issued at June 30, 2021 and 2020 and December 31, 2020, respectively)	1,424	1,420	1,422
Capital surplus	672,288	666,963	669,644
Retained earnings	910,171	762,830	836,729
Treasury stock (shares at cost: 938,629, 932,018 and 938,591 at June 30, 2021 and 2020 and December 31, 2020, respectively)	(9,641)	(8,697)	(9,126)
Deferred compensation	9,641	8,697	9,126
Accumulated other comprehensive earnings, net	136,486	151,236	170,395

Total shareholders’ equity	1,720,369	1,582,449	1,678,190

Total liabilities and shareholders’ equity	$12,329,083	$10,339,817	$10,904,500

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS—(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2021	2020	2021	2020
INTEREST INCOME:
Interest and fees on loans	$66,879	$65,932	$133,314	$128,927
Interest on investment securities:
Taxable	11,449	14,029	21,712	28,684
Exempt from federal income tax	14,060	12,149	27,809	21,844
Interest on federal funds sold and interest-bearing demand deposits in banks	214	87	377	842

Total interest income	92,602	92,197	183,212	180,297
INTEREST EXPENSE:
Interest on deposits	1,560	2,550	3,255	9,230
Other	93	412	184	929

Total interest expense	1,653	2,962	3,439	10,159

Net interest income	90,949	89,235	179,773	170,138
PROVISION FOR CREDIT LOSSES	(1,206)	8,700	(3,203)	18,550

Net interest income after provisions for credit losses	92,155	80,535	182,976	151,588

NONINTEREST INCOME:
Trust fees	8,692	6,961	16,991	14,398
Service charges on deposit accounts	4,928	4,318	9,721	10,233
ATM, interchange and credit card fees	9,853	8,049	18,530	15,449
Gain on sale and fees on mortgage loans	8,291	13,676	18,185	17,528
Net gain on sale of available-for-sale securities	5	1,512	813	3,574
Net gain on sale of foreclosed assets	1	52	56	53
Net gain (loss) on sale of assets	74	(24)	219	92
Interest on loan recoveries	704	154	1,086	419
Other	2,125	2,221	3,947	3,905

Total noninterest income	34,673	36,919	69,548	65,651

NONINTEREST EXPENSE:
Salaries, commissions and employee benefits	35,046	30,814	69,977	60,456
Net occupancy expense	3,241	3,101	6,388	6,128
Equipment expense	2,177	2,010	4,341	4,085
FDIC insurance premiums	766	463	1,467	508
ATM, interchange and credit card expenses	3,039	2,610	5,811	5,595
Professional and service fees	2,392	2,497	4,531	5,090
Printing, stationery and supplies	489	533	814	1,099
Operational and other losses	534	728	821	1,304
Software amortization and expense	2,829	2,010	5,448	4,034
Amortization of intangible assets	412	508	824	1,017
Other	8,449	8,047	16,676	19,324

Total noninterest expense	59,374	53,321	117,098	108,640

EARNINGS BEFORE INCOME TAXES	67,454	64,133	135,426	108,599
INCOME TAX EXPENSE	11,075	10,663	22,129	17,898

NET EARNINGS	$56,379	$53,470	$113,297	$90,701

NET EARNINGS PER SHARE, BASIC	$0.40	$0.38	$0.80	$0.64

NET EARNINGS PER SHARE, DILUTED	$0.39	$0.38	$0.79	$0.64

DIVIDENDS PER SHARE	$0.15	$0.13	$0.28	$0.25

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS—(UNAUDITED)
(Dollars in thousands)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2021	2020	2021	2020
NET EARNINGS	$56,379	$53,470	$113,297	$90,701
OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain on investment securities available-for-sale, before income taxes	24,659	36,524	(42,111)	109,561
Reclassification adjustment for realized gains on investment securities included in net earnings, before income taxes	(5)	(1,512)	(813)	(3,574)

Total other items of comprehensive earnings	24,654	35,012	(42,924)	105,987

Income tax benefit (expense) related to:
Change in unrealized gain on investment securities available-for-sale	(5,178)	(7,670)	8,843	(23,008)
Reclassification adjustment for realized gains on investment securities included in net earnings	1	318	172	751

Total income tax benefit (expense)	(5,177)	(7,352)	9,015	(22,257)

COMPREHENSIVE EARNINGS	$75,856	$81,130	$79,388	$174,431

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Deferred Compensation	Accumulated Other Comprehensive Earnings	Total Shareholders’ Equity
	Shares	Amount			Shares	Amounts
Balances at March 31, 2020 (unaudited)	142,314,930	$1,423	$673,535	$727,828	(928,417)	$(8,437)	$8,437	$123,576	$1,526,362
Net earnings (unaudited)	—	—	—	53,470	—	—	—	—	53,470
Stock option exercises (unaudited)	16,532	—	289	—	—	—	—	—	289
Restricted stock grant/fortfeiture, net (unaudited)	28,736	—	795	—	—	—	—	—	795
Cash dividends declared, $0.13 per share (unaudited)	—	—	—	(18,468)	—	—	—	—	(18,468)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	27,660	27,660
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(3,601)	(260)	260	—	—
Stock option expense (unaudited)	—	—	349	—	—	—	—	—	349
Shares repurchased under stock repurchase authorization (unaudited)	(324,802)	(3)	(8,005)	—	—	—	—	—	(8,008)

Balances at June 30, 2020 (unaudited)	142,035,396	$1,420	$666,963	$762,830	(932,018)	$(8,697)	$8,697	$151,236	$1,582,449

Balances at March 31, 2021 (unaudited)	142,285,611	$1,423	$671,849	$875,147	(938,004)	$(9,385)	$9,385	$117,009	$1,665,428
Net earnings (unaudited)	—	—	—	56,379	—	—	—	—	56,379
Stock option exercises (unaudited)	40,847	1	713	—	—	—	—	—	714
Restricted stock grant/fortfeiture, net (unaudited)	33,316	—	(646)	—	—	—	—	—	(646)
Cash dividends declared, $0.15 per share (unaudited)	—	—	—	(21,355)	—	—	—	—	(21,355)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	19,477	19,477
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(625)	(256)	256	—	—
Stock option expense (unaudited)	—	—	372	—	—	—	—	—	372

Balances at June 30, 2021 (unaudited)	142,359,774	$1,424	$672,288	$910,171	(938,629)	$(9,641)	$9,641	$136,486	$1,720,369

(continued)

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained Earnings	Treasury Stock		Deferred Compensation	Accumulated Other Comprehensive Earnings	Total Shareholders’ Equity
	Shares	Amount	Surplus		Shares	Amounts
Balances at December 31, 2019	135,891,755	$1,359	$450,676	$707,656	(927,408)	$(8,222)	$8,222	$67,506	$1,227,197
Stock issued in acquisition of TB&T Bancshares, Inc. (unaudited)	6,275,574	63	220,210						220,273
Net earnings (unaudited)	—	—	—	90,701	—	—	—	—	90,701
Stock option exercises (unaudited)	160,720	1	2,480	—	—	—	—	—	2,481
Restricted stock grant (unaudited) Restricted stock grant/fortfeiture, net (unaudited)	32,149	—	913	—	—	—	—	—	913
Cash dividends declared, $0.25 per share (unaudited)	—	—	—	(35,527)	—	—	—	—	(35,527)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	83,730	83,730
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(4,610)	(475)	475	—	—
Stock option expense (unaudited)	—	—	689	—	—	—	—	—	689
Shares repurchased under stock repurchase authorization (unaudited)	(324,802)	(3)	(8,005)	—	—	—	—	—	(8,008)

Balances at June 30, 2020 (unaudited)	142,035,396	$1,420	$666,963	$762,830	(932,018)	$(8,697)	$8,697	$151,236	$1,582,449

Balances at December 31, 2020	142,161,834	$1,422	$669,644	$836,729	(938,591)	$(9,126)	$9,126	$170,395	$1,678,190
Net earnings (unaudited)	—	—	—	113,297	—	—	—	—	113,297
Stock option exercises (unaudited)	165,371	2	2,616	—	—	—	—	—	2,618
Restricted stock grant/fortfeiture, net (unaudited)	32,569	—	(663)	—	—	—	—	—	(663)
Cash dividends declared, $0.28 per share (unaudited)	—	—	—	(39,855)	—	—	—	—	(39,855)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(33,909)	(33,909)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(38)	(515)	515	—	—
Stock option expense (unaudited)	—	—	691	—	—	—	—	—	691

Balances at June 30, 2021 (unaudited)	142,359,774	$1,424	$672,288	$910,171	(938,629)	$(9,641)	$9,641	$136,486	$1,720,369

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)
(Dollars in thousands)

	Six-Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$113,297	$90,701
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,407	5,935
Provision for credit losses	(3,203)	18,550
Securities premium amortization, net	30,288	17,018
Discount accretion on purchased loans	(1,181)	(1,376)
Gain on sale of assets, net	(1,088)	(3,719)
Deferred federal income tax (expense) benefit	814	(407)
Change in loans held-for-sale	20,899	(36,018)
Change in other assets	(4,125)	(16,452)
Change in other liabilities	(13,792)	38,274

Total adjustments	35,019	21,805

Net cash provided by operating activities	148,316	112,506

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition of TB&T Bancshares, Inc.	—	61,028
Activity in available-for-sale securities:
Sales	10,631	252,958
Maturities	8,037,370	5,654,371
Purchases	(9,130,287)	(6,392,611)
Net increase in loans held-for-investment	(130,765)	(613,201)
Purchases of bank premises and equipment	(11,640)	(7,681)
Proceeds from sale of bank premises and equipment and other assets	494	1,144

Net cash used in investing activities	(1,224,197)	(1,043,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	444,341	638,726
Net increase in interest-bearing deposits	661,536	365,985
Net increase in borrowings	119,876	67,868
Common stock transactions:
Proceeds from stock option exercises	2,618	2,481
Dividends paid	(36,982)	(33,371)
Repurchase of stock	—	(8,008)

Net cash provided by financing activities	1,191,389	1,033,681

NET INCREASE IN CASH AND CASH EQUIVALENTS	115,508	102,195
CASH AND CASH EQUIVALENTS, beginning of period	729,084	282,604

CASH AND CASH EQUIVALENTS, end of period	$844,592	$384,799

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$3,500	$10,246
Federal income taxes paid	19,263	—
Transfer of loans and bank premises to other real estate	283	45
Investment securities purchased but not settled	189,838	33,553
Restricted stock grant (forfeiture)	(663)	913
Stock issued in acquisition of TB&T Bancshares, Inc.	—	220,273
See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Summary of Significant Accounting Policies
Nature of Operations
First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company,” “we” or “us”) is a financial holding company which owns all of the capital stock of one bank with 78 locations located in Texas as of June 30, 2021. The Company’s subsidiary bank is First Financial Bank, N.A. The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which First Financial Bank, N.A. is located. In addition, the Company also owns First Financial Trust & Asset Management Company, N.A., First Financial Insurance Agency, Inc. and First Technology Services, Inc.
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
Stock Repurchase
On March 12, 2020, the Company’s Board of Directors authorized the repurchase of up to 4,000,000 common shares through September 30, 2021. On July 27, 2021, the Company’s Board of Directors renewed the prior authorization and authorized the repurchase of up to 5,000,000 common shares through July 31, 2023. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through June 30, 2021, 324,802 shares were repurchased and retired (all during the months of March and April 2020) totaling $8,008,000 under this repurchase plan.

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
In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. For the periods ended June 30, 2021 and 2020, and December 31, 2020, amounts related to the Company’s PCD and PCI loans were insignificant and disclosures related to these balances have been omitted.

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
ASU
2018-13,
“
Fair Value Measurement (Topic 820). – Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.
”
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
in the tax basis of goodwill. ASU
2019-12
was effective for the Company for annual reporting periods after December 15, 2020, and interim periods within. Adoption of ASU
2019-12
did not have a significant impact on the Company’s financial statements and related disclosures.
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
The Company has made a policy election to exclude accrued interest from the amortized cost basis of securities and report accrued interest separately in other assets on the consolidated balance sheets. A security is placed on non-accrual
status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual
is reversed against interest income. There was no accrued interest related to securities reversed against interest income for the three and six-months
ended June 30, 2021 and 2020.
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
At June 30, 2021, 2020 and December 31, 2020, the Company held no securities that were classified as held-to-maturity.
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
non-accrual
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
non-accrual
status if principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or full payment of principal and interest is not expected. Loans may be placed on non-accrual
status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on non-accrual
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
non-accrual
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
non-accrual
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
The Company’s methodology for estimating the allowance includes: (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions throughout a reasonable and supportable forecast period, including the Company’s expected prepayment and curtailment rates; (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, notable changes in a loan segments economic environment, large relationships, early delinquencies, and factors related to credit administrations, including, among others, loan-to-value
ratios, borrowers’ risk rating and credit score migrations; and (3) individual allowances on loans where borrowers are experiencing financial difficulty or when the Company determines that the foreclosure is probable.
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
The Company applies two methodologies to estimate the allowance on its pooled portfolio segments; discounted cash flows method and weighted average remaining life method. Allowance estimates on the following portfolio segments are calculated using the discounted cash flows method: C&I, Municipal, Construction and Development, Farm,
Non-Owner
Occupied and Owner Occupied CRE and Residential. Allowance estimates on the following portfolio segments are calculated using the remaining life method: Agriculture, Consumer Auto and Consumer
Non-Auto.
The models related to these methodologies utilize the Company’s historical default and loss experience adjusted for future economic forecasts. The reasonable and supportable forecast period represents a one-year
economic outlook for the applicable economic variables. Following the end of the reasonable and supportable forecast period, expected losses revert back to the historical mean over the next two years on a straight-line basis. Economic variables that have the most significant impact on the allowance include; Texas unemployment rate, Texas house price index and Texas retail sales index. Contractual loan level cash flows within the discounted cash flows methodology are adjusted for the Company’s historical prepayment and curtailment rate experience.
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
adjustments include, among other things, the impact of (i) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (ii) actual and expected changes in national, regional, and local economic and business conditions and developments that affect the collectability of the loan pools, (iii) changes in the nature, volume and size of a loan or the loan pools and in the terms of the underlying loans, (iv) changes in the experience, ability, and depth of our lending management and staff, (v) changes in volume and severity of past due financial assets, the volume of non-accrual
assets, and the volume and severity of adversely classified or graded assets, (vi) changes in the quality of our credit review function, (vii) changes in the value of the underlying collateral for loans that are non-collateral
dependent, (viii) the existence, growth, and effect of any concentrations of credit and (ix) other factors such as the regulatory, legal and technological environments, competition, and events such as natural disasters or health pandemics.
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
non-accrual
practices, assessment of troubled debt restructurings or
charge-off
policies.
Allowance for Credit Losses -
Off-Balance-Sheet/Reserve
for Unfunded Commitments
The allowance for credit losses on
off-balance-sheet
credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. These obligations include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. At June 30, 2021, 2020 and December 31, 2020, the Company’s reserve for unfunded commitments totaled $6,751,000, $809,000 and $5,486,000, respectively, which is reported in other liabilities.

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
Business Combinations, Goodwill and Other Intangible Assets
The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year. There was no impairment recorded for the three or six-months
ended June 30, 2021 or 2020, respectively.
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
Accumulated Other Comprehensive Earnings (Loss)
Unrealized net gains on the Company’s
available-for-sale
securities (after applicable income taxes) totaling $136,486,000, $151,236,000 and $170,395,000 at June 30, 2021 and 2020, and December 31, 2020, respectively, are included in accumulated other comprehensive earnings.

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
Stock Based Compensation
The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the grant date. The grant date fair value is amortized over the shorter of the service period or vesting period which generally is six years. The Company also grants restricted stock for a fixed number of shares. The grant date fair value is amortized over the vesting period which generally is one to three years. See Note 8 for further information.
Advertising Costs
Advertising costs are expensed as incurred.
Per Share Data
Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. The Company calculates dilutive EPS assuming all outstanding stock options to purchase common shares and unvested restricted stock shares have been exercised and/or vested at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is reflected by application of the treasury stock method, whereby the proceeds from the exercised options and unearned compensation for both restricted stock and stock options are assumed to be used to purchase common shares at the average market price during the respective period. There were no anti-dilutive shares for the three or six-months
ended June 30, 2021. There were 448,000 and 35,000 anti-dilutive shares for the three and six-months
ended June 30, 2020, respectively. The following table reconciles the computation of basic EPS to diluted EPS:

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended June 30, 2021:
Net earnings per share, basic	$56,379	142,245,555	$0.40
Effect of stock options and stock grants	—	919,056	(0.01)

Net earnings per share, diluted	$56,379	143,164,611	$0.39

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the six-months ended June 30, 2021:
Net earnings per share, basic	$113,297	142,196,190	$0.80
Effect of stock options and stock grants	—	906,418	(0.01)

Net earnings per share, diluted	$113,297	143,102,608	$0.79

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended June 30, 2020:
Net earnings per share, basic	$53,470	141,973,522	$0.38
Effect of stock options and stock grants	—	480,561	—

Net earnings per share, diluted	$53,470	142,454,083	$0.38

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the six-months ended June 30, 2020:
Net earnings per share, basic	$90,701	142,045,779	$0.64
Effect of stock options and stock grants	—	473,529	—

Net earnings per share, diluted	$90,701	142,519,308	$0.64

Note 2 - Securities
Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, allowance for credit losses and the fair value of available-for-sale
securities are as follows (in thousands):

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
Obligations of states and political subdivisions	$2,490,468	$125,612	$(993)	$2,615,087
Residential mortgage-backed securities	2,471,278	38,619	(5,711)	2,504,186
Commercial mortgage-backed securities	405,146	15,822	—	420,968
Corporate bonds and other	38,297	91	(581)	37,807

Total securities available-for-sale	$5,405,189	$180,144	$(7,285)	$5,578,048

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$10,083	$40	$(1)	$10,122
Obligations of states and political subdivisions	1,836,572	113,757	(50)	1,950,279
Residential mortgage-backed securities	1,517,139	54,652	(118)	1,571,673
Commercial mortgage-backed securities	559,062	23,159	(1)	582,220
Corporate bonds and other	4,398	171	—	4,569

Total securities available-for-sale	$3,927,254	$191,779	$(170)	$4,118,863

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
Obligations of states and political subdivisions	$2,283,616	$143,339	$(79)	$2,426,876
Residential mortgage-backed securities	1,421,922	50,473	(115)	1,472,280
Commercial mortgage-backed securities	467,243	22,077	(4)	489,316
Corporate bonds and other	4,398	159	—	4,557

Total securities available-for-sale	$4,177,179	$216,048	$(198)	$4,393,029

The Company did not hold any securities classified as
held-to-maturity
at June 30, 2021, June 30, 2020, or December 31, 2020.
The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at June 30, 2021 and 2020, and December 31, 2020, were computed by using scheduled amortization of balances and historical prepayment rates.
The amortized cost and estimated fair value of
available-for-sale
securities at June 30, 2021, by contractual and expected maturity, are shown below (in thousands):

	Amortized	Estimated
	Cost Basis	Fair Value
Due within one year	$297,211	$301,535
Due after one year through five years	2,493,104	2,586,178
Due after five years through ten years	2,506,074	2,581,554
Due after ten years	108,800	108,781

Total	$5,405,189	$5,578,048

The following tables disclose the Company’s investment securities that have been in a continuous unrealized-loss
position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
June 30, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$170,483	$992	$—	$—	$170,483	$992
Residential mortgage-backed securities	712,100	5,706	2,478	6	714,578	5,712
Commercial mortgage-backed securities	866	—	—	—	866	—
Corporate bonds and other	33,318	581	—	—	33,318	581

Total	$916,767	$7,279	$2,478	$6	$919,245	$7,285

	Less than 12 Months		12 Months or Longer		Total
June 30, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$5,055	$1	$—	$—	$5,055	$1
Obligations of states and political subdivisions	18,249	50	—	—	18,249	50
Residential mortgage-backed securities	12,590	45	6,454	73	19,044	118
Commercial mortgage-backed securities	4,936	1	—	—	4,936	1

Total	$40,830	$97	$6,454	$73	$47,284	$170

	Less than 12 Months		12 Months or Longer		Total
December 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of state and political subdivisions	$25,214	$79	$—	$—	$25,214	$79
Residential mortgage-backed securities	36,017	96	3,156	19	39,173	115
Commercial mortgage-backed securities	16,218	4	—	—	16,218	4

Total	$77,449	$179	$3,156	$19	$80,605	$198

The number of investments in an unrealized loss position totaled 77 at June 30, 2021. Any unrealized losses in the obligations of state and political subdivisions, residential and commercial mortgage-backed and asset-backed investment securities at June 30, 2021 and 2020, and December 31, 2020, are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required on these securities at June 30, 2021 and 2020, and December 31, 2020. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At June 30, 2021, 76.39% of our available-for-sale
securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 53.09% are guaranteed by the Texas Permanent School Fund.
At June 30, 2021, $3,222,472,000 of the Company’s securities were pledged as collateral for public or trust fund deposits, repurchase agreements, a borrowing line with the Federal Reserve Bank of Dallas and for other purposes required or permitted by law.
During the three-months ended June 30, 2021, there were calls of investment securities that were classified as available-for-sale.
During the three-months ended June 30, 2020, sales of investment securities that were classified as available-for-sale
totaled $157,521,000. Gross realized gains from security calls and sales during the second quarters of 2021 and 2020 totaled $5,000 and $1,516,000, respectively. There were no gross realized losses from security calls and sales during the second quarter of 2021. Gross realized losses from security calls and sales during the second quarter of 2020 totaled $4,000.
During the
six-months
ended June 30, 2021 and 2020, sales of investment securities that were classified as available-for-sale
totaled $10,631,000 and $252,958,000, respectively. Gross realized gains from security calls and sales during the six-month
periods ended June 30, 2021 and 2020 totaled $813,000 and $3,578,000, respectively. There were no gross realized losses from security calls and sales during the six-month
period ended June 30, 2021. Gross realized losses from security calls and sales during the six-month
period ended June 30, 2020 totaled $4,000.
The specific identification method was used to determine cost in order to compute the realized gains and losses.
Note 3 – Loans
Held-for-Investment
and Allowance for Loan Losses
In conjunction with the adoption of ASC 326, the Company expanded its four loan portfolios into ten portfolio segments.
For the periods ended June 30, 2021 and December 31, 2020, the following tables outline the Company’s loan portfolio by the ten portfolio segments where applicable. For disclosures related to the period ended June 30, 2020, management has elected to maintain its previously disclosed loan segments.

Loans
held-for-investment
by portfolio segment are as follows (in thousands):

	June 30,			December 31,
	2021	2020		2020
Commercial:
C&I*	$983,103	$	N/A	$1,131,382
Municipal	179,356		N/A	181,325

Total Commercial	1,162,459		1,509,454	1,312,707
Agricultural	95,212		97,448	94,864
Real Estate:
Construction & Development	550,928		N/A	553,959
Farm	185,288		N/A	152,237
Non-Owner Occupied CRE	673,608		N/A	617,686
Owner Occupied CRE	820,055		N/A	746,974
Residential	1,328,474		N/A	1,248,409

Total Real Estate	3,558,353		3,235,208	3,319,265
Consumer:
Auto	383,764		N/A	353,595
Non-Auto	104,814		N/A	90,602

Total Consumer	488,578		410,957	444,197

Total Loans	5,304,602		5,253,067	5,171,033

Less: Allowance for credit losses	(62,138)		(68,947)	(66,534)

Loans, net	$5,242,464		$5,184,120	$5,104,499

*	All disclosures for the C&I loan segment include PPP loan balances, net of deferred loan fees, as disclosed on the face of the balance sheet on page 4.
Outstanding loan balances at June 30, 2021 and 2020, and December 31, 2020, are net of unearned income, including net deferred loan fees.
Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (“FHLB”) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At June 30, 2021, $3,311,924,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At June 30, 2021, there was no balance outstanding under this line of credit.
The Company’s
non-accrual
loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	June 30,		December 31,
	2021	2020	2020
Non-accrual loans	$29,786	$39,320	$42,619
Loans still accruing and past due 90 days or more	—	92	113
Troubled debt restructured loans still accruing*	23	25	24

Total	$29,809	$39,437	$42,756

*
Troubled debt restructured loans of $7,305,000, $7,275,000 and $7,407,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual
loans at June 30, 2021 and 2020, and December 31, 2020, respectively.

The Company had $30,114,000, $39,724,000 and $42,898,000 in
non-accrual,
past due 90 days or more and still accruing, restructured loans and foreclosed assets at June 30, 2021 and 2020, and December 31, 2020, respectively.
Non-accrual
loans at June 30, 2021 and 2020, and December 31, 2020, consisted of the following (in thousands):

	June 30,			December 31,
	2021	2020		2020
Commercial:
C&I	$3,587	$	N/A	$5,015
Municipal	—		N/A	—

Total Commercial	3,587		4,618	5,015
Agricultural	1,055		1,056	1,076
Real Estate:
Construction & Development	1,520		N/A	3,838
Farm	1,791		N/A	7,299
Non-Owner Occupied CRE	6,584		N/A	5,243
Owner Occupied CRE	8,976		N/A	10,797
Residential	5,901		N/A	8,851

Total Real Estate	24,772		33,170	36,028
Consumer:
Auto	329		N/A	407
Non-Auto	43		N/A	93

Total Consumer	372		476	500

Total	$29,786		$39,320	$42,619

No significant additional funds are committed to be advanced in connection with non-accrual
loans as of June 30, 2021.
Summary information on the allowance for credit losses for the three and six-months
ended June 30, 2021 and 2020, are outlined by portfolio segment in the following tables (in thousands):

Three-months ended June 30, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$12,323	$2,191	$1,985	$13,246	$1,223
Provision for loan losses	(2,327)	(1,603)	(667)	2,386	(617)
Recoveries	308	—	15	—	1
Charge-offs	(118)	—	(21)	—	—

Ending balance	$10,186	$588	$1,312	$15,632	$607

Three-months ended June 30, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$9,492	$9,878	$11,189	$1,068	$379	$62,974
Provision for loan losses	901	517	26	257	88	(1,039)
Recoveries	39	4	64	103	61	595
Charge-offs	—	—	(45)	(162)	(46)	(392)

Ending balance	$10,432	$10,399	$11,234	$1,266	$482	$62,138

Six-months ended June 30, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$13,609	$1,552	$1,255	$13,512	$1,876
Provision for loan losses	(3,566)	(964)	54	2,118	(1,279)
Recoveries	531	—	24	2	10
Charge-offs	(388)	—	(21)	—	—

Ending balance	$10,186	$588	$1,312	$15,632	$607

Six-months ended June 30, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non- Auto	Total
Beginning balance	$8,391	$12,347	$12,601	$1,020	$371	$66,534
Provision for loan losses	1,953	(1,950)	(1,358)	398	126	(4,468)
Recoveries	94	10	83	176	108	1,038
Charge-offs	(6)	(8)	(92)	(328)	(123)	(966)

Ending balance	$10,432	$10,399	$11,234	$1,266	$482	$62,138

Three-months ended June 30, 2020	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$11,773	$2,154	$41,256	$5,257	$60,440
Provision for loan losses	6,820	361	1,469	50	8,700
Recoveries	540	29	59	73	701
Charge-offs	(561)	—	(161)	(172)	(894)

Ending balance	$18,572	$2,544	$42,623	$5,208	$68,947

Six-months ended June 30, 2020	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$12,122	$1,206	$33,974	$5,197	$52,499
Provision for loan losses	7,615	1,310	9,390	235	18,550
Recoveries	690	30	135	164	1,019
Charge-offs	(1,855)	(2)	(876)	(388)	(3,121)

Ending balance	$18,572	$2,544	$42,623	$5,208	$68,947

Additionally, the Company records a reserve for unfunded commitments in other liabilities which totaled $6,751,000, $809,000 and $5,486,000 at June 30, 2021 and 2020, and December 31, 2020, respectively. The reversal of provision for credit losses of $1,206,000 reported in the consolidated statement of earnings for the three-months ended June 30, 2021 is the aggregate reversal of provision of loan losses of $1,039,000 and the reversal of provision for unfunded commitments of $167,000. The reversal of provision for credit losses of $3,203,000 reported in the consolidated statement of earnings for the six-months
ended June 30, 2021 is the aggregate reversal of provision of loan losses of $4,468,000 net of the provision for unfunded commitments of $1,265,000.

The Company’s loans that are individually evaluated for credit losses (both collateral and non-collateral
dependent) and their related allowances as of June 30, 2021 and December 31, 2020, are summarized in the following table by loan segment (in thousands):

June 30, 2021	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$1,091	$2,496	$20,838	$24,425	$723	$3,865	$4,588
Municipal	—	—	885	885	—	275	275

Total Commercial	1,091	2,496	21,723	25,310	723	4,140	4,863
Agricultural	328	727	5,195	6,250	171	1,084	1,255
Real Estate:
Construction & Development	1,282	238	9,201	10,721	24	1,075	1,099
Farm	1,697	94	2,745	4,536	—	9	9
Non-Owner Occupied CRE	6,444	140	33,707	40,291	15	4,185	4,200
Owner Occupied CRE	5,605	3,371	42,832	51,808	544	2,600	3,144
Residential	3,762	2,139	28,110	34,011	191	2,418	2,609

Total Real Estate	18,790	5,982	116,595	141,367	774	10,287	11,061
Consumer:
Auto	—	329	1,342	1,671	1	4	5
Non-Auto	—	43	353	396	—	2	2

Total Consumer	—	372	1,695	2,067	1	6	7

Total	$20,209	$9,577	$145,208	$174,994	$1,669	$15,517	$17,186

December 31, 2020	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$1,544	$3,471	$25,629	$30,644	$799	$4,592	$5,391
Municipal	—	—	9,439	9,439	—	1,435	1,435

Total Commercial	1,544	3,471	35,068	40,083	799	6,027	6,826
Agricultural	470	606	5,572	6,648	96	886	982
Real Estate:
Construction & Development	1,176	2,661	11,368	15,205	35	617	652
Farm	2,614	4,685	3,349	10,648	654	658	1,312
Non-Owner Occupied CRE	4,009	1,234	17,383	22,626	500	1,421	1,921
Owner Occupied CRE	7,279	3,518	51,933	62,730	657	5,172	5,829
Residential	4,347	4,504	28,196	37,047	676	2,431	3,107

Total Real Estate	19,425	16,602	112,229	148,256	2,522	10,299	12,821
Consumer:
Auto	—	407	1,523	1,930	1	5	6
Non-Auto	—	94	440	534	1	1	2

Total Consumer	—	501	1,963	2,464	2	6	8

Total	$21,439	$21,180	$154,832	$197,451	$3,419	$17,218	$20,637

The following table presents the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the unpaid contractual principal balance of the impaired loans at June 30, 2020, in accordance with the legacy “incurred loss” methodology disclosure requirements (in thousands):

June 30, 2020	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to- date Average Recorded Investment	Three- Month Average Recorded Investment
Commercial	$6,013	$739	$3,879	$4,618	$1,250	$24,270	$23,572
Agricultural	1,287	529	527	1,056	83	219	179
Real Estate	45,703	20,370	12,800	33,170	1,711	17,586	17,107
Consumer	585	—	476	476	2	606	552

Total	$53,588	$21,638	$17,682	$39,320	$3,046	$42,681	$41,410

The Company’s allowance for loans that are individually evaluated for credit losses and collectively evaluated for credit losses as of June 30, 2021 and December 31, 2020, are summarized in the following table by loan segment (in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

June 30, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$4,588	$275	$1,255	$1,099	$9
Loans collectively evaluated for credit losses	5,598	313	57	14,533	598

Total	$10,186	$588	$1,312	$15,632	$607

June 30, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$4,200	$3,144	$2,609	$5	$2	$17,186
Loans collectively evaluated for credit losses	6,232	7,255	8,625	1,261	480	44,952

Total	$10,432	$10,399	$11,234	$1,266	$482	$62,138

December 31, 2020	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$5,391	$1,435	$982	$652	$1,312
Loans collectively evaluated for credit losses	8,218	117	273	12,860	564

Total	$13,609	$1,552	$1,255	$13,512	$1,876

December 31, 2020 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$1,921	$5,829	$3,107	$6	$2	$20,637
Loans collectively evaluated for credit losses	6,470	6,518	9,494	1,014	369	45,897

Total	$8,391	$12,347	$12,601	$1,020	$371	$66,534

The Company’s allowance for loans that are individually evaluated for credit losses and collectively evaluated for credit losses as of June 30, 2020, are summarized in the following table by loan segment in accordance with the legacy “incurred loss” methodology disclosure requirements (in thousands):

June 30, 2020	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,250	$83	$1,711	$2	$3,046
Loan collectively evaluated for impairment	17,322	2,461	40,912	5,206	65,901

Total	$18,572	$2,544	$42,623	$5,208	$68,947

The Company’s recorded investment in loans as of June 30, 2021 and December 31, 2020, related to the balance in the allowance for credit losses on the basis of the Company’s adopted ASC 326 evaluation methodology follows below (in thousands):

June 30, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$24,425	$885	$6,250	$10,721	$4,536
Loans collectively evaluated for credit losses	958,678	178,471	88,962	540,207	180,752

Total	$983,103	$179,356	$95,212	$550,928	$185,288

June 30, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$40,291	$51,808	$34,011	$1,671	$396	$174,994
Loans collectively evaluated for credit losses	633,317	768,247	1,294,463	382,093	104,418	5,129,608

Total	$673,608	$820,055	$1,328,474	$383,764	$104,814	$5,304,602

December 31, 2020	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$30,644	$9,439	$6,648	$15,205	$10,648
Loans collectively evaluated for credit losses	1,100,738	171,886	88,216	538,754	141,589

Total	$1,131,382	$181,325	$94,864	$553,959	$152,237

December 31, 2020 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$22,626	$62,730	$37,047	$1,930	$534	$197,451
Loans collectively evaluated for credit losses	595,060	684,244	1,211,362	351,665	90,068	4,973,582

Total	$617,686	$746,974	$1,248,409	$353,595	$90,602	$5,171,033

The Company’s recorded investment in loans as of June 30, 2020, related to the balance in the allowance for loan losses on the basis of the Company’s legacy “incurred loss” impairment methodology follows below (in thousands):

June 30, 2020	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$4,618	$1,056	$33,170	$476	$39,320
Loan collectively evaluated for impairment	1,504,836	96,392	3,202,038	410,481	5,213,747

Total	$1,509,454	$97,448	$3,235,208	$410,957	$5,253,067

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
The following summarizes the Company’s internal ratings of its loans held-for-investment,
including the year of origination, by portfolio segments, at June 30, 2021 (in millions):

June 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
C&I
Risk rating:
Pass	$485	$316	$71	$46	$22	$19	$—	$959
Special mention	4	2	1	1	1	—	—	9
Substandard	4	6	2	3	—	—	—	15
Doubtful	—	—	—	—	—	—	—	—

Total	$493	$324	$74	$50	$23	$19	$—	$983

June 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Municipal
Risk rating:
Pass	$23	$23	$8	$22	$18	$84	$—	$178
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1	—	1
Doubtful	—	—	—	—	—	—	—	—

Total	$23	$23	$8	$22	$18	$85	$—	$179

June 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Agricultural
Risk rating:
Pass	$30	$34	$15	$7	$3	$1	$—	$90
Special mention	—	—	—	—	—	—	—	—
Substandard	—	5	—	—	1	—	—	6
Doubtful	—	—	—	—	—	—	—	—

Total	$30	$39	$15	$7	$4	$1	$—	$96

June 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Construction & Development
Risk rating:
Pass	$220	$237	$39	$18	$9	$17	$—	$540
Special mention	1	2	—	—	—	—	—	3
Substandard	2	2	4	—	—	—	—	8
Doubtful	—	—	—	—	—	—	—	—

Total	$223	$241	$43	$18	$9	$17	$—	$551

June 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Farm
Risk rating:
Pass	$59	$53	$17	$12	$9	$31	$—	$181
Special mention	—	—	—	—	—	—	—	—
Substandard	—	2	—	1	—	1	—	4
Doubtful	—	—	—	—	—	—	—	—

Total	$59	$55	$17	$13	$9	$32	$—	$185

June 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$101	$171	$104	$80	$40	$138	$—	$634
Special mention	—	1	13	1	7	3	—	25
Substandard	2	—	3	—	3	7	—	15
Doubtful	—	—	—	—	—	—	—	—

Total	$103	$172	$120	$81	$50	$148	$—	$674

June 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$137	$178	$129	$103	$64	$157	$—	$768
Special mention	1	2	1	1	4	1	—	10
Substandard	8	3	5	14	2	10	—	42
Doubtful	—	—	—	—	—	—	—	—

Total	$146	$183	$135	$118	$70	$168	$—	$820

June 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Residential
Risk rating:
Pass	$266	$316	$145	$105	$84	$282	$96	$1,294
Special mention	—	3	1	1	1	3	—	9
Substandard	2	5	3	2	2	10	1	25
Doubtful	—	—	—	—	—	—	—	—

Total	$268	$324	$149	$108	$87	$295	$97	$1,328

June 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Auto
Risk rating:
Pass	$118	$140	$76	$26	$13	$9	$—	$382
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	1	—	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—

Total	$118	$141	$77	$26	$13	$9	$—	$384

June 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Non-Auto
Risk rating:
Pass	$40	$33	$14	$5	$2	$5	$6	$105
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—

Total	$40	$33	$14	$5	$2	$5	$6	$105

June 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Total Loans
Risk rating:
Pass	$1,479	$1,501	$618	$424	$264	$743	$102	$5,131
Special mention	6	10	16	4	13	7	—	56
Substandard	18	24	18	20	8	29	1	118
Doubtful	—	—	—	—	—	—	—	—

Total	$1,503	$1,535	$652	$448	$285	$779	$103	$5,305

The following summarizes the Company’s internal ratings of its loans held-for-investment,
including the year of origination, by portfolio segments, at December 31, 2020 (in millions):

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
C&I
Risk rating:
Pass	$874	$101	$70	$28	$10	$16	$—	$1,099
Special mention	9	2	—	1	—	—	—	12
Substandard	12	4	4	—	—	—	—	20
Doubtful	—	—	—	—	—	—	—	—

Total	$895	$107	$74	$29	$10	$16	$—	$1,131

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Municipal
Risk rating:
Pass	$26	$19	$29	$14	$13	$71	$—	$172
Special mention	—	—	—	—	—	—	—	—
Substandard	2	—	—	5	1	1	—	9
Doubtful	—	—	—	—	—	—	—	—

Total	$28	$19	$29	$19	$14	$72	$—	$181

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Agricultural
Risk rating:
Pass	$57	$19	$9	$3	$1	$—	$—	$89
Special mention	—	—	—	—	—	—	—	—
Substandard	6	—	—	—	—	—	—	6
Doubtful	—	—	—	—	—	—	—	—

Total	$63	$19	$9	$3	$1	$—	$—	$95

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Construction & Development
Risk rating:
Pass	$371	$97	$36	$19	$7	$9	$—	$539
Special mention	2	4	—	—	—	—	—	6
Substandard	4	1	—	3	—	1	—	9
Doubtful	—	—	—	—	—	—	—	—

Total	$377	$102	$36	$22	$7	$10	$—	$554

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Farm
Risk rating:
Pass	$57	$22	$18	$11	$11	$23	$—	$142
Special mention	—	—	—	—	—	—	—	—
Substandard	7	1	—	1	—	1	—	10
Doubtful	—	—	—	—	—	—	—	—

Total	$64	$23	$18	$12	$11	$24	$—	$152

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$197	$117	$93	$44	$55	$88	$—	$594
Special mention	1	—	1	8	1	—	—	11
Substandard	—	2	—	—	—	11	—	13
Doubtful	—	—	—	—	—	—	—	—

Total	$198	$119	$94	$52	$56	$99	$—	$618

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$176	$132	$105	$75	$65	$132	$—	$685
Special mention	5	5	2	4	1	1	—	18
Substandard	5	4	20	4	1	10	—	44
Doubtful	—	—	—	—	—	—	—	—

Total	$186	$141	$127	$83	$67	$143	$—	$747

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Residential
Risk rating:
Pass	$373	$172	$134	$101	$101	$237	$93	$1,211
Special mention	3	1	1	1	1	3	—	10
Substandard	5	3	3	3	1	10	2	27
Doubtful	—	—	—	—	—	—	—	—

Total	$381	$176	$138	$105	$103	$250	$95	$1,248

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Auto
Risk rating:
Pass	$177	$104	$39	$21	$9	$2	$—	$352
Special mention	—	—	—	—	—	—	—	—
Substandard	1	1	—	—	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—

Total	$178	$105	$39	$21	$9	$2	$—	$354

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Non-Auto
Risk rating:
Pass	$48	$21	$7	$4	$1	$2	$7	$90
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1	—	1
Doubtful	—	—	—	—	—	—	—	—

Total	$48	$21	$7	$4	$1	$3	$7	$91

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Total Loans
Risk rating:
Pass	$2,356	$804	$540	$320	$273	$580	$100	$4,973
Special mention	20	12	4	14	3	4	—	57
Substandard	42	16	27	16	3	35	2	141
Doubtful	—	—	—	—	—	—	—	—

Total	$2,418	$832	$571	$350	$279	$619	$102	$5,171

The following tables summarize the Company’s internal ratings of its loans held-for-investment,
at June 30, 2020 (in millions):

June 30, 2020	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$1,465	$9	$35	$—	$1,509
Agricultural	91	5	2	—	98
Real Estate	3,087	50	98	—	3,235
Consumer	409	—	2	—	411

Total	$5,052	$64	$137	$—	$5,253

The Company’s past due loans are as follows (in thousands):

June 30, 2021	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,432	$707	$230	$4,369	$978,734	$983,103	$—
Municipal	1,656	—	—	1,656	177,700	179,356	—

Total Commercial	5,088	707	230	6,025	1,156,434	1,162,459	—
Agricultural	193	10	35	238	94,974	95,212	—
Real Estate:
Construction & Development	1,973	—	162	2,135	548,793	550,928	—
Farm	1,138	—	—	1,138	184,150	185,288	—
Non-Owner Occupied CRE	896	161	—	1,057	672,551	673,608	—
Owner Occupied CRE	97	821	—	918	819,137	820,055	—
Residential	5,946	373	100	6,419	1,322,055	1,328,474	—

Total Real Estate	10,050	1,355	262	11,667	3,546,686	3,558,353	—
Consumer:
Auto	330	55	25	410	383,354	383,764	—
Non-Auto	44	11	—	55	104,759	104,814	—

Total Consumer	374	66	25	465	488,113	488,578	—

Total	$15,705	$2,138	$552	$18,395	$5,286,207	$5,304,602	$—

December 31, 2020	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,647	$406	$576	$4,629	$1,126,753	$1,131,382	$21
Municipal	—	—	—	—	181,325	181,325	—

Total Commercial	3,647	406	576	4,629	1,308,078	1,312,707	21
Agricultural	193	95	—	288	94,576	94,864	—
Real Estate:
Construction & Development	4,775	44	—	4,819	549,140	553,959	—
Farm	708	—	—	708	151,529	152,237	—
Non-Owner Occupied CRE	613	—	—	613	617,073	617,686	—
Owner Occupied CRE	1,393	322	133	1,848	745,126	746,974	—
Residential	8,072	18	275	8,365	1,240,044	1,248,409	33

Total Real Estate	15,561	384	408	16,353	3,302,912	3,319,265	33
Consumer:
Auto	551	158	75	784	352,811	353,595	59
Non-Auto	214	24	—	238	90,364	90,602	—

Total Consumer	765	182	75	1,022	443,175	444,197	59

Total	$20,166	$1,067	$1,059	$22,292	$5,148,741	$5,171,033	$113

June 30, 2020	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$4,563	$474	$129	$5,166	$1,504,288	$1,509,454	$—
Agricultural	1,080	15	—	1,095	96,353	97,448	—
Real Estate	13,678	110	726	14,514	3,220,694	3,235,208	—
Consumer	410	83	105	598	410,359	410,957	92

Total	$19,731	$682	$960	$21,373	$5,231,694	$5,253,067	$92

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.
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

The Company’s loans that were modified and considered troubled debt restructurings are as follows (in thousands):

	Three-Months Ended June 30, 2021			Six-Months Ended June 30, 2021
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial:
C&I	2	$212	$212	4	$361	$361
Municipal	—	—	—	—	—	—

Total Commercial	2	212	212	4	361	361
Agricultural	1	68	68	1	68	68
Real Estate:
Construction & Development	1	200	200	1	200	200
Farm	—	—	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—	—	—
Owner Occupied CRE	2	548	548	3	1,047	1,047
Residential	1	245	245	3	443	443

Total Real Estate	4	993	993	7	1,690	1,690
Consumer:
Auto	1	31	31	1	31	31
Non-Auto	—	—	—	—	—	—

Total Consumer	1	31	31	1	31	31

Total	8	$1,304	$1,304	13	$2,150	$2,150

	Three-Months Ended June 30, 2020			Six-Months Ended June 30, 2020
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial	4	$196	$196	9	$484	$484
Agricultural	—	—	—	1	134	134
Real Estate	1	123	123	1	123	123
Consumer	—	—	—	1	14	14

Total	5	$319	$319	12	$755	$755

The balances below provide information as to how the loans were modified as troubled debt restructured loans (in thousands):

	Three-Months Ended June 30, 2021			Six-Months Ended June 30, 2021
	Adjusted		Combined	Adjusted		Combined
	Interest	Maturity	Rate and	Interest	Maturity	Rate and
	Rate	Extended	Maturity	Rate	Extended	Maturity
Commercial:
C&I	$—	$212	$—	$—	$212	$149
Municipal	—	—	—	—	—	—

Total Commercial	—	212	—	—	212	149
Agricultural	—	68	—	—	68	—
Real Estate:
Construction & Development	—	200	—	—	200	—
Farm	—	—	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—	—	—
Owner Occupied CRE	—	—	548	—	—	1,047
Residential	—	245	—	—	245	198

Total Real Estate	—	445	548	—	445	1,245
Consumer:
Auto	—	—	31	—	—	31
Non-Auto	—	—	—	—	—	—

Total Consumer	—	—	31	—	—	31

Total	$—	$725	$579	$—	$725	$1,425

	Three-Months Ended June 30, 2020			Six-Months Ended June 30, 2020
	Adjusted		Combined	Adjusted		Combined
	Interest	Maturity	Rate and	Interest	Maturity	Rate and
	Rate	Extended	Maturity	Rate	Extended	Maturity
Commercial	$—	$—	$196	$—	$260	$224
Agricultural	—	—	—	—	134	—
Real Estate	—	—	123	—	—	123
Consumer	—	—	—	—	14	—

Total	$—	$—	$319	$—	$408	$347

During the three and
six-months
ended June 30, 2021 and 2020, no loans were modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or more or results in the foreclosure and repossession of the applicable collateral.
As of June 30, 2021, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

Note 4 - Loans
Held-for-Sale
Loans
held-for-sale
totaled $61,802,000, $66,370,000 and $83,969,000 at June 30, 2021 and 2020, and December 31, 2020, respectively. At June 30, 2021 and 2020, and December 31, 2020, $5,545,000, $3,077,000 and $4,384,000 are valued at the lower of cost or fair value, and the remaining amounts are valued under the fair value option.
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

The following table provides the outstanding notional balances and fair values of outstanding derivative positions (in thousands):

June 30, 2021:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$143,879	$2,670	$—
Forward mortgage-backed securities trades	165,000	—	376

June 30, 2020:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$190,431	$5,037	$—
Forward mortgage-backed securities trades	201,500	—	1,099

December 31, 2020:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$202,906	$4,618	$—
Forward mortgage-backed securities trades	198,000	—	1,560
Note 6 – Borrowings
Borrowings consisted of the following (dollars in thousands):

	June 30,		December 31,
	2021	2020	2020
Securities sold under agreements with customers to repurchase	$531,469	$444,249	$412,743
Federal funds purchased	18,500	4,975	17,350
Advances from Federal Home Loan Bank of Dallas	—	—	—

Total	$549,969	$449,224	$430,093

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
The Company renewed its loan agreement, effective June 30, 2021, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25,000,000 on a revolving line of credit. There was no outstanding balance under the line of credit as of June 30, 2021 and 2020, or December 31, 2020.

Note 7 - Income Taxes
Income tax expense was $11,075,000 for the second quarter of 2021 as compared to $10,663,000 for the same period in 2020. The Company’s effective tax rates on pretax income were 16.42% and 16.63% for the second quarters of 2021 and 2020, respectively. Income tax expense was $22,129,000 for the six months ended June 30, 2021 as compared to 17,898,000 for the same period in 2020. The Company’s effective tax rates on pretax income were 16.34% and 16.48% for the six-months
ended June 30, 2021 and 2020, respectively. The effective tax rates differ from the statutory federal tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and excess tax benefits related to our directors’ deferred compensation plan.
Note 8 - Stock Option Plan and Restricted Stock Plan
Omnibus Stock and Incentive Plan
On April 27, 2021, the Company’s shareholders approved a new 2021 Omnibus Stock and Incentive Plan (“2021 Plan”) and reserved 2,500,000 shares of the Company’s common stock for issuance under this plan. At June 30, 2021, the Company had 2,487,890 shares of stock remaining for issuance under the plan. The 2021 Plan supersedes all prior stock option and restricted stock plans with previously reserved shares cancelled.
Stock Option Plans
Prior to the approval of the 2021 Plan, the 2012 Incentive Stock Option Plan (the “2012 Plan”) provided for the granting of options to employees of the Company at prices not less than market value at the date of grant. On April 27, 2021, the 2012 Plan was superseded by the new 2021 Plan and all previous reserved shares were cancelled and the 2021 Plan reserved 2,500,000 shares for future issuances. The 2012 Plan provided that options granted vest and are exercisable after two years from the date of grant and vest at a rate of 20% each year thereafter and have a
10-year
term. Shares are issued under the 2012 Plan and the 2021 Plan from available authorized shares. An analysis of stock option activity for the six-months
ended June 30, 2021 is presented in the table and narrative below:

	Shares	Weighted- Average Ex. Price
Outstanding, December 31, 2020	1,833,057	$20.85
Granted	—	—
Exercised	(165,371)	15.89
Cancelled	(17,600)	25.61

Outstanding, June 30, 2021	1,650,086	21.29

Exercisable, June 30, 2021	938,436	$19.04

The options outstanding at June 30, 2021 had exercise prices ranging between $7.87 and $34.55. Stock options have been adjusted retroactively for the effects of stock dividends and splits.
The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees.
The Company recorded stock option expense totaling $372,000 and $349,000 for the three-month periods ended June 30, 2021 and 2020, respectively. The Company recorded stock option expense totaling $691,000 and $689,000 for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, there was $3,374,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements related to stock options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.69 years. The total fair value of shares vested during the six-months
ended June 30, 2021 and 2020 was $1,246,000 and $791,000, respectively.
Restricted Stock Plan
On April 28, 2015, shareholders of the Company approved the 2015 Restricted Stock Plan (the “2015 Plan”) for selected employees, officers, non-employee
directors and consultants. On April 27, 2021, the 2015 Plan was superseded by the new 2021 Plan and all previous reserved shares were cancelled.
The following table summarizes information about vested and unvested restricted stock.

	For the six-months ended June 30,
	2021		2020
	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	95,888	$29.89	105,309	$29.93
Grants	12,110	49.58	32,149	28.55
Vesting	(31,081)	28.42	(30,276)	30.27
Forfeited/expired	(1,027)	34.55	(239)	29.70

Balance at end of period	75,890	$33.57	106,943	$29.42

The total fair value of restricted stock vested for the
six-months
ended June 30, 2021 and 2020, was $883,000 and $918,000, respectively.
The Company recorded restricted stock expense for employees of $289,000 and $322,000, respectively, for the three-months ended June 30, 2021 and 2020, respectively. The Company recorded restricted stock expense for employees of $579,000 and $597,000 for the six-month
periods ended June 30, 2021 and 2020, respectively. The Company recorded director expense related to these restricted stock grants of $150,000 and $160,000 for the three-months ended June 30, 2021 and 2020, respectively. The Company recorded director expense related to these restricted stock grants of $300,000 and $335,000 for the six-months
ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, and 2020, there were $1,845,000 and $2,441,000, respectively, of total unrecognized compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of 1.33 years and 1.76 years, respectively. At June 30, 2021 and 2020, and December 31, 2020, there was $59,000, $55,000 and $49,000, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting.

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
There were no transfers between Level 2 and Level 3 during the three and six-months
ended June 30, 2021 and 2020, and the year ended December 31, 2020.
The following table summarizes the Company’s
available-for-sale
securities, loans
held-for-sale,
and derivatives which are measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):
June
 30, 2021

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of states and political subdivisions	$—	$2,615,087	$—	$2,615,087
Corporate bonds	—	33,318	—	33,318
Residential mortgage-backed securities	—	2,504,186	—	2,504,186
Commercial mortgage-backed securities	—	420,968	—	420,968
Other securities	4,489	—	—	4,489

Total	$4,489	$5,573,559	$—	$5,578,048

Loans held-for-sale	$—	$56,257	$—	$56,257

IRLCs	$—	$2,670	$—	$2,670

Forward mortgage-backed securities trades liability	$—	$(376)	$—	$(376)

June
 30, 2020

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,122	$—	$—	$10,122
Obligations of states and political subdivisions	—	1,950,279	—	1,950,279
Residential mortgage-backed securities	—	1,571,673	—	1,571,673
Commercial mortgage-backed securities	—	582,220	—	582,220
Other securities	4,569	—	—	4,569

Total	$14,691	$4,104,172	$—	$4,118,863

Loans held-for-sale	$—	$63,293	$—	$63,293

IRLCs	$—	$5,037	$—	$5,037

Forward mortgage-backed securities trades liability	$—	$(1,099)	$—	$(1,099)

December
 31, 2020

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of state and political subdivisions	$—	$2,426,876	$—	$2,426,876
Residential mortgage-backed securities	—	1,472,280	—	1,472,280
Commercial mortgage-backed securities	—	489,316	—	489,316
Other securities	4,557	—	—	4,557

Total	$4,557	$4,388,472	$—	$4,393,029

Loans held-for-sale	$—	$79,585	$—	$79,585

IRLCs	$—	$4,618	$—	$4,618

Forward mortgage-backed securities trades liability	$—	$(1,560)	$—	$(1,560)

The following table summarizes the Company’s loans
held-for-sale
at fair value and the net unrealized gains as of the balance sheet dates shown below (in thousands):

	June 30,		December 31,
	2021	2020	2020
Unpaid principal balance on loans held-for-sale	$54,542	$60,432	$76,602
Net unrealized gains on loans held-for-sale	1,715	2,861	2,983

Loans held-for-sale at fair value	$56,257	$63,293	$79,585

The following table summarizes the Company’s gains on sale and fees of mortgage loans for the three and six-months ended June 30, 2021 and 2020 (in thousand):

	Three-Months ended June 30,		Six-Months ended June 30,
	2021	2020	2021	2020
Realized gain on sale and fees on mortgage loans*	$9,465	$7,637	$20,195	$10,103
Change in fair value on loans held-for-sale and IRLCs	2,008	3,937	(3,193)	6,292
Change in forward mortgage-backed securities trades	(3,182)	2,102	1,183	(946)

Total gain on sale of mortgage loans	$8,291	$13,676	$18,185	$15,449

*	This includes gains on loans held-for-sale carried under the fair value method and lower of cost or market.
No residential mortgage loans
held-for-sale
were 90 days or more past due or considered impaired as of June 30, 2021 or 2020, or December 31, 2020. No significant credit losses were recognized on residential mortgage loans held-for-sale
for the three or
six-months
ended June 30, 2021 and 2020.

Certain
non-financial
assets and
non-financial
liabilities measured at fair value on a nonrecurring basis include other real estate owned, goodwill and other intangible assets and other non-financial
long-lived assets.
Non-financial
assets measured at fair value on a
non-recurring
basis during the three and
six-months
ended June 30, 2021 and 2020 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured
at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value.
Re-evaluation
of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no other real estate owned properties that were re-measured
subsequent to their initial transfer to other real estate owned during the three and six-months
ended June 30, 2021 and 2020.
At June 30, 2021 and 2020, and December 31, 2020, other real estate owned totaled $283,000, $202,000 and $119,000, respectively.
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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance were as follows (in thousands).

	June 30,				December 31,
	2021		2020		2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$190,061	$190,061	$188,373	$188,373	$211,113	$211,113	Level 1
Interest-bearing demand deposits in banks	654,531	654,531	196,426	196,426	517,971	517,971	Level 1
Available-for-sale securities	5,578,048	5,578,048	4,118,863	4,118,863	4,393,029	4,393,029	Levels 1 and 2
Loans held-for-investment, net of allowance for credit losses	5,242,464	5,273,264	5,184,120	5,174,126	5,104,499	5,109,885	Level 3
Loans held-for-sale	61,802	61,969	66,370	66,630	83,969	84,233	Level 2
Accrued interest receivable	54,128	54,128	45,801	45,801	53,433	53,433	Level 2
Deposits with stated maturities	470,481	471,857	466,122	468,819	475,542	477,218	Level 2
Deposits with no stated maturities	9,311,213	9,311,213	7,691,520	7,691,520	8,200,275	8,200,275	Level 1
Borrowings	549,969	549,969	449,224	449,224	430,093	430,093	Level 2
Accrued interest payable	316	316	541	541	377	377	Level 2
IRLCs	2,670	2,670	5,037	5,037	4,618	4,618	Level 2
Forward mortgage-backed securities trades liability	(376)	(376)	(1,099)	(1,099)	(1,560)	(1,560)	Level 2

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
for the year ended December 31, 2020, under the heading “Risk Factors,” and the following:

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
The following is an update on our response through the date of filing:

•
The Company assisted borrowers in the second round of the Paycheck Protection Program (“PPP”) under the December 2020 Bipartisan-Bicameral Omnibus COVID Relief Deal through the expiration of the program on May 31, 2021. Through June 30, 2021, we had funded approximately 9,700 PPP loans in total from both the first and second rounds of PPP loans totaling $970.87 million. At June 30, 2021, the Company’s total PPP loans had outstanding net balance of $320.39 million following repayments and forgiveness by the SBA. We did not participate in the PPP Facility program.

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
We deem our most critical accounting policies to be (1) our allowance for credit losses and our provision for credit losses and (2) our valuation of financial instruments. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on our reported results for a given period. A discussion of (1) our allowance for credit losses and our provision for credit losses and (2) our valuation of financial instruments is included in Note 1 to our Consolidated Financial Statements beginning on page 11. Additional detailed information is included in Notes 4 and 5 to our notes to the consolidated financial statements (unaudited) and should be read in conjunction with this analysis.
Stock Repurchase
On March 12, 2020, the Company’s Board of Directors authorized the repurchase of up to 4.00 million common shares through September 30, 2021. On July 27, 2021, the Company’s Board of Directors renewed the prior authorization and authorized the repurchase of up to 5.00 million common shares through July 31, 2023. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases are considered beneficial to the Company and its stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through June 30, 2021, the Company repurchased and retired 324.80 thousand shares (all during the months of March and April of 2020) totaling $8.01 million under this repurchase plan.
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
Participation in PPP Loan Program
The Company elected to participate in the first and second rounds of PPP loan program processing a total of 9,709 loans and funded $970.87 million from March 31, 2020 through June 30, 2021. The Company has received fees totaling approximately $40.16 million and incurred incremental direct origination costs of $3.62 million related to its participation in the PPP loan program from March 31, 2020 through June 30, 2021, both of which have been deferred and are being amortized over the shorter of the repayment period or the contractual life of these loans. During the first six months of 2021, the Company recognized $11.49 million in interest income related to PPP loan fees. The remainder of the PPP loan deferred fees totaled approximately $13.72 million at June 30, 2021, including approximately $12.62 million for 2021 originations for the second round of PPP loans. These remaining deferred fees related to the second round of PPP loans will be amortized over the shorter of the repayment period or the contractual life of 60 months. Additional information related to the Company’s PPP loan balances are included in the following table (dollars in thousands):

	PPP Loans Originated		PPP Amounts as of June 30, 2021
	Number of Loans	Amount	Number of Loans	Period- End Amount, Net	Un-amortized Fees	Recognized Fees During the Quarter Ended June 30, 2021	Recognized Fees During the Six-Months Ended June 30, 2021
PPP Round 1	6,530	$703,450	724	$72,595	$1,107	$3,912	$10,166
PPP Round 2	3,179	267,423	2,997	247,797	12,615	1,326	1,326

PPP Total	9,709	$970,873	3,721	$320,392	$13,722	$5,238	$11,492

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

Results of Operations
Performance Summary
. Net earnings for the second quarter of 2021 were $56.38 million, up $2.91 million or 5.44%, when compared with earnings of $53.47 million for the second quarter of 2020. Diluted earnings per share was $0.39 for the second quarter of 2021 compared with $0.38 in the same quarter a year ago. The increase in earnings for the second quarter of 2021 over the second quarter of 2020 was primarily attributable to the negative provision for credit losses.
The return on average assets was 1.89% for the second quarter of 2021, as compared to 2.06% for the second quarter of 2020. The return on average equity was 13.38% for the second quarter of 2021 as compared to 14.00% for the second quarter of 2020.
Net earnings for the
six-month
period ended June 30, 2021 were $113.30 million compared to $90.70 million for the same period in 2020. Diluted earnings per share for the first six months of 2021 were $0.79 compared to $0.64 for the same period in 2020.
The return on average assets was 1.97% for the first six months of 2021 as compared to 1.86% for the same period a year ago. The return on average equity was 13.61% for the first six months of 2021 as compared to 12.09% for the first six months of 2020.
Net Interest Income
. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.
Tax-equivalent
net interest income was $94.58 million for the second quarter of 2021, as compared to $92.14 million for the same period last year. The increase in 2021 compared to 2020 was largely attributable to the increase in interest-earning assets primarily derived from an increase in investment securities held and the impact of the Company’s participation in the PPP loan program (see above). Average earning assets were $11.30 billion for the second quarter of 2021, as compared to $9.80 billion during the second quarter of 2020. The increase of $1.50 billion in average earning assets in 2021 when compared to 2020 was primarily a result of increases of tax-exempt
securities of $661.59 million, interest-bearing deposits in nonaffiliated banks of $444.21 million and taxable securities of $256.85 million when compared to June 30, 2020 balances. Average interest-bearing liabilities were $6.76 billion for the second quarter of 2021, as compared to $6.01 billion in the same period in 2020. The increase in average interest-bearing liabilities primarily resulted from our customers depositing their PPP loan amounts into our Bank and organic growth. The yield on earning assets decreased 48 basis points while the rate paid on interest-bearing liabilities decreased ten basis points for the second quarter of 2021 compared to the second quarter of 2020.
Tax-equivalent
net interest income was $186.95 million for the first six months of 2021 as compared to $174.87 million for the same period last year. The increase in 2021 compared to 2020 was largely attributable to the increase in interest earning assets primarily derived from an increase in investment securities held and the impact of the Company’s participation in the PPP loan program. Average earning assets increased $1.78 billion for the first six months of 2021 over the same period in 2020. Average tax exempt securities increased $841.94 million, interest-bearing deposits in nonaffiliated banks increased $426.95 million and loans increased $382.46 million, respectively, for the first six months of 2021 over the first six months of 2020. Average interest-bearing liabilities increased $877.55 million for the first six months of 2021, as compared to the same period in 2020 primarily resulting from our customers depositing their PPP loan amounts into our Bank and internal organic growth. The yield on earning assets decreased 55 basis points while the rate paid on interest-bearing liabilities decreased 25 basis points for the first six months of 2021 compared to the first six months of 2020.

Table 1 allocates the change in
tax-equivalent
net interest income between the amount of change attributable to volume and to rate.
Table 1 - Changes in Interest Income and Interest Expense (in thousands):

	Three-Months Ended June 30, 2021 Compared to Three-Months Ended June 30, 2020			Six-Months Ended June 30, 2021 Compared to Six-Months Ended June 30, 2020
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate
Short-term investments	$111	$17	$128	$1,225	$(1,690)	$(465)
Taxable investment securities	1,501	(4,082)	(2,581)	1,520	(8,493)	(6,973)
Tax-exempt investment securities (1)	5,414	(2,737)	2,677	13,875	(5,419)	8,456
Loans (1) (2)	1,712	(800)	912	9,997	(5,655)	4,342

Interest income	8,738	(7,602)	1,136	26,617	(21,257)	5,360
Interest-bearing deposits	543	(1,533)	(990)	1,936	(7,912)	(5,976)
Short-term borrowings	(164)	(155)	(319)	(245)	(499)	(744)

Interest expense	379	(1,688)	(1,309)	1,691	(8,411)	(6,720)

Net interest income	$8,359	$(5,914)	$2,445	$24,926	$(12,846)	$12,080

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(2)	Non-accrual loans are included in loans.
The net interest margin, on a tax equivalent basis, was 3.36% for the second quarter of 2021, a decrease of 42 basis points from the same period in 2020. The net interest margin for the first six months of 2021 was 3.45%, a decrease of 39 basis points from the same period in 2020. We have continued to experience downward pressures on our net interest margin in 2021 and 2020 primarily due to (i) the extended period of fluctuating historically low levels of short-term interest rates and (ii) the flat to inverted yield curve currently being experienced in the bond market. Additionally, the net interest margin was particularly impacted in the second quarter of 2021 as a result of the overall level of excess liquidity, which totaled $844.59 million at June 30, 2021, pending investment. We have been able to somewhat mitigate the impact of these lower short-term interest rates and the flat/inverted yield curve by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk and reducing the rates paid on our interest-bearing liabilities. In March 2020, as the market experienced volatility, we took advantage of that volatility to purchase high quality municipal bonds at favorable tax-equivalent
interest yields. The Federal Reserve increased rates 100 basis points in 2018 but then decreased rates 75 basis points during the third and fourth quarters of 2019 and then an additional 150 basis points in the first quarter of 2020, resulting in a current target rate range of zero to 25 basis points.

The net interest margin, which measures
tax-equivalent
net interest income as a percentage of average earning assets, is illustrated in Table 2.
Table 2 - Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three-Months Ended June 30,
	2021			2020
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$799,884	$215	0.11%	$353,468	$87	0.10%
Taxable investment securities (2)	2,656,211	11,449	1.72	2,399,364	14,030	2.34
Tax-exempt investment securities (2)(3)	2,461,924	17,410	2.83	1,800,339	14,733	3.27
Loans (3)(4)	5,383,781	67,161	5.00	5,248,052	66,249	5.08

Total earning assets	11,301,800	$96,235	3.42%	9,801,223	$95,099	3.90%
Cash and due from banks	197,412			181,752
Bank premises and equipment, net	144,671			138,744
Other assets	95,575			87,091
Goodwill and other intangible assets, net	317,721			319,200
Allowance for credit losses	(63,097)			(63,192)

Total assets	$11,994,082			$10,464,818

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$6,229,991	$1,560	0.10%	$5,135,772	$2,550	0.20%
Short-term borrowings	527,669	93	0.07	877,076	412	0.19

Total interest-bearing liabilities	6,757,660	$1,653	0.10%	6,012,848	$2,962	0.20%
Noninterest-bearing deposits	3,439,683			2,830,960
Other liabilities	106,994			84,501

Total liabilities	10,304,337			8,928,309
Shareholders’ equity	1,689,745			1,536,509

Total liabilities and shareholders’ equity	$11,994,082			$10,464,818

Net interest income		$94,582			$92,137

Rate Analysis:
Interest income/earning assets			3.42%			3.90%
Interest expense/earning assets			(0.06)			(0.12)

Net interest margin			3.36%			3.78%

(1)	Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(4)	Non-accrual loans are included in loans.

	Six-Months Ended June 30,
	2021			2020
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$719,922	$377	0.11%	$292,245	$842	0.58%
Taxable investment securities (2)	2,454,933	21,712	1.77	2,331,347	28,685	2.46
Tax-exempt investment securities (2)(3)	2,415,527	34,389	2.85	1,573,591	25,933	3.30
Loans (3)(4)	5,340,207	133,914	5.06	4,957,744	129,572	5.26

Total earning assets	10,930,589	$190,392	3.51%	9,154,927	$185,032	4.06%
Cash and due from banks	203,392			189,285
Bank premises and equipment, net	143,293			139,520
Other assets	96,931			87,818
Goodwill and other intangible assets, net	317,930			318,822
Allowance for credit losses	(65,153)			(61,134)

Total assets	$11,626,982			$9,829,238

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$6,073,981	$3,255	0.11%	$5,019,929	$9,231	0.37%
Short-term borrowings	492,341	184	0.08	668,840	928	0.28

Total interest-bearing liabilities	6,566,322	$3,439	0.11%	5,688,769	$10,159	0.36%
Noninterest-bearing deposits	3,278,067			2,561,248
Other liabilities	103,307			70,726

Total liabilities	9,947,696			8,320,743
Shareholders’ equity	1,679,286			1,508,495

Total liabilities and shareholders’ equity	$11,626,982			$9,829,238

Net interest income		$186,953			$174,873

Rate Analysis:
Interest income/earning assets			3.51%			4.06%
Interest expense/earning assets			(0.06)			(0.22)

Net interest margin			3.45%			3.84%

(1)	Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(4)	Non-accrual loans are included in loans.
Noninterest Income
. Noninterest income for the second quarter of 2021 was $34.67 million, a decrease of $2.25 million, or 6.08%, as compared to the same quarter of 2020. Increases in certain categories of noninterest income included (1) trust fees of $1.73 million and (2) ATM, interchange and credit card fees of $1.80 million when compared to the first quarter of 2020. Mortgage related income decreased by $5.39 million when compared to the second quarter of 2020 due to a decline in the overall pipeline volumes to $139.63 million at June 30, 2021 from $194.09 million at June 30, 2020. The increase in trust fees resulted from an increase in assets under management over the prior year. The fair value of trust assets managed, which are not reflected in our consolidated balance sheets, totaled $8.06 billion at June 30, 2021, up 18.88% when compared to $6.78 billion at June 30, 2020. The increase in ATM, interchange and credit card fees was driven by continued growth in the number of net new accounts and debit cards issued and overall customer utilization.
Noninterest income for the
six-month
period ended June 30, 2021 was $69.55 million, an increase of $3.90 million compared to the same period in 2020. ATM, interchange and credit card fees increased $3.08 million, or 19.94%, to $18.53 million compared with $15.45 million in the same period last year due to continued growth in debit cards. Trust fees increased $2.59 million to $16.99 million for the six-months
ended 2021 compared to the same period of 2020. The fair value of Trust assets managed increased to $8.06 billion at June 30, 2021 when compared with $6.78 billion at June 30, 2020. Offsetting these increases was a decline in gain on the sale of available-for-sale
securities of $2.76 million in the for the first
six-months
of 2021 when compared to the same period of 2020.

ATM and interchange fees are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. ATM and interchange fees consist of income from debit card usage, point of sale income for debit card transactions and ATM service fees.
Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is limited to the sum of 21 cents per transaction plus 5 basis points multiplied by the value of the transaction. Management has estimated the impact of this reduction in ATM and interchange fees to approximate $16.00 million annually
(pre-tax)
once the Federal Reserve rules apply to the Company. Federal Reserve requirements stipulate that these rules would go into effect on July 1 st
following the
year-end
in which a financial institution’s total assets exceeded $10 billion at December 31 st
. At June 30, 2021, the Company’s total assets exceeded the $10 billion threshold, due primarily to the effect of the Company’s participation in the PPP loan program and growth in deposits from related activities. However, on November 20, 2020, the federal bank regulatory agencies announced an interim final rule that provides temporary relief for certain community banking organizations that have crossed this threshold as of December 31, 2020 if they had less than $10 billion in assets as of December 31, 2019. Under the interim final rule, these banks, which includes us, will generally have until 2022 to either reduce their size, or to prepare for the regulatory and reporting standards under the Dodd-Frank Act. Management will continue to monitor the Company’s balance sheet levels and prepare for the effects of this future loss of debit card income.
Table 3 - Noninterest Income (in thousands):

	Three-Months Ended June 30,			Six-Months Ended June 30,
	2021	Increase (Decrease)	2020	2021	Increase (Decrease)	2020
Trust fees	$8,692	$1,731	$6,961	$16,991	$2,593	$14,398
Service charges on deposit accounts	4,928	610	4,318	9,721	(512)	10,233
ATM, interchange and credit card fees	9,853	1,804	8,049	18,530	3,081	15,449
Gain on sale and fees on mortgage loans	8,291	(5,385)	13,676	18,185	657	17,528
Net gain on sale of available-for-sale securities	5	(1,507)	1,512	813	(2,761)	3,574
Net gain on sale of foreclosed assets	1	(51)	52	56	3	53
Net gain on sale of assets	74	98	(24)	219	127	92
Interest on loan recoveries	704	550	154	1,086	667	419
Other:
Check printing fees	33	(27)	60	67	(55)	122
Safe deposit rental fees	192	15	177	498	128	370
Credit life fees	364	(30)	394	579	13	566
Brokerage commissions	357	23	334	702	(17)	719
Wire transfer fees	354	84	270	670	137	533
Miscellaneous income	825	(161)	986	1,431	(164)	1,595

Total other	2,125	(96)	2,221	3,947	42	3,905

Total Noninterest Income	$34,673	$(2,246)	$36,919	$69,548	$3,897	$65,651

Noninterest Expense
. Total noninterest expense for the second quarter of 2021 was $59.37 million, an increase of $6.05 million, or 11.35%, as compared to the same period of 2020. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent
basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the second quarter of 2021 was 45.94% compared to 41.32% for the same quarter in 2020. The decrease in the Company’s efficiency ratio for the second quarter of 2020 primarily resulted from the deferral of $3.62 million in noninterest expenses related to PPP loan origination costs in the second quarter of 2020.

Salaries, commissions and employee benefits for the second quarter of 2021 totaled $35.05 million, compared to $30.81 million for the same period in 2020. The increase over the prior year was primarily driven by (i) annual merit-based pay increases that were effective March 1, 2021, (ii) increases in incentive compensation and profit sharing expenses and (iii) the impact of the deferral of $3.62 million compensation expenses related to PPP loan origination costs in the second quarter of 2020. All other categories of noninterest expense for the second quarter of 2021 totaled $24.33 million, up from $22.51 million in the same quarter a year ago.
Total noninterest expense for the first six months of 2021 was $117.10 million, an increase of $8.46 million when compared to $108.64 million in the same period in 2020. Our efficiency ratio for the first six months of 2021 was 45.65%, compared to 45.17% for the same period in 2020.
Salaries, commissions and employee benefits for the first six months of 2021 totaled $69.98 million, an increase of $9.52 million when compared to the same period in 2020. The increase was primarily driven by (i) annual pay increases that were effective March 1, 2021, (ii) higher mortgage related commission for the first six months of 2021 and (iii) the deferral of $3.62 million PPP origination costs in the first six months of 2020. All other categories of noninterest expense for the first six months of 2021 totaled $47.12 million, a decrease of $1.06 million when compared to the same period of 2020. Included in noninterest expense in the first six months of 2020 were technology contract termination and conversion related costs totaling $4.39 million related to the TB&T acquisition.

Table 4 - Noninterest Expense (in thousands):

	Three-Months Ended June 30,			Six-Months Ended June 30,
	2021	Increase (Decrease)	2020	2021	Increase (Decrease)	2020
Salaries and commissions	$26,878	$3,608	$23,270	$52,972	$6,999	$45,973
Medical	2,755	471	2,284	5,595	614	4,981
Profit sharing	2,110	132	1,978	4,405	1,455	2,950
401(k) match expense	927	30	897	1,890	154	1,736
Payroll taxes	1,713	(1)	1,714	3,844	314	3,530
Stock option and stock grant expense	663	(8)	671	1,271	(15)	1,286

Total salaries and employee benefits	35,046	4,232	30,814	69,977	9,521	60,456
Net occupancy expense	3,241	140	3,101	6,388	260	6,128
Equipment expense	2,177	167	2,010	4,341	256	4,085
FDIC assessment fees	766	303	463	1,467	959	508
ATM, interchange and credit card expense	3,039	429	2,610	5,811	216	5,595
Professional and service fees	2,392	(105)	2,497	4,531	(559)	5,090
Printing, stationery and supplies	489	(44)	533	814	(285)	1,099
Operational and other losses	534	(194)	728	821	(483)	1,304
Software amortization and expense	2,829	819	2,010	5,448	1,414	4,034
Amortization of intangible assets	412	(96)	508	824	(193)	1,017
Other:
Data processing fees	438	(6)	444	844	(23)	867
Postage	289	(95)	384	666	(19)	685
Advertising	605	120	485	1,326	521	805
Correspondent bank service charges	260	33	227	490	59	431
Telephone	822	(91)	913	2,098	222	1,876
Public relations and business development	787	261	526	1,454	53	1,401
Directors’ fees	596	(15)	611	1,212	(24)	1,236
Audit and accounting fees	481	(289)	770	986	(228)	1,214
Legal fees and other related costs	909	505	404	1,431	733	698
Regulatory exam fees	337	60	277	674	121	553
Travel	352	152	200	597	85	512
Courier expense	258	57	201	464	47	417
Other real estate owned	11	(20)	31	39	(32)	71
Other	2,304	(270)	2,574	4,395	(4,163)	8,558

Total other	8,449	402	8,047	16,676	(2,648)	19,324

Total Noninterest Expense	$59,374	$6,053	$53,321	$117,098	$8,458	$108,640

Balance Sheet Review
Loans
. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. As of June 30, 2021, total loans held-for-investment
were $5.30 billion, an increase of $133.57 million, as compared to December 31, 2020. During the second quarter of 2021, $243.28 million of PPP loans originated in 2020 were forgiven and $50.74 million of new PPP loans were originated. Total PPP loans outstanding were $320.39 million at June 30, 2021, which are included in the Company’s commercial loan totals. PPP loan balances accounted for $482.00 million in average balances for the quarter ended June 30, 2021. At June 30, 2021, approximately $13.72 million of deferred loan fees related to PPP loans, including approximately $12.62 million for 2021 originations, continues to be amortized over the shorter of the repayment period or the contractual life of 24 to 60 months.
As compared to
year-end
2020 balances, total real estate loans increased $239.09 million, total commercial loans decreased $150.25 million, agricultural loans increased $348 thousand and total consumer loans increased $44.38 million. Loans averaged $5.38 billion for the second quarter of 2021, an increase of $135.73 million from the prior year second quarter average balances. Loans averaged $5.34 billion for the first six months of 2021, an increase of $382.46 million from the prior year six-month
period average balances.
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
The loans originated as a result of the Company’s participation in the PPP program, discussed in further detail on page 52, are included in the C&I loan portfolio segment as of June 30, 2021 and December 31, 2020.
Table 5 outlines the composition of the Company’s
held-for-investment
loans by portfolio segment. For all periods prior to December 31, 2020, management has elected to maintain its previously disclosed loan portfolio segments.

Table 5 - Composition of Loans (in thousands):

	June 30,			December 31,
	2021	2020		2020
Commercial:
C&I	$983,103	$	N/A	$1,131,382
Municipal	179,356		N/A	181,325

Total Commercial	1,162,459		1,509,454	1,312,707
Agricultural	95,212		97,448	94,864
Real Estate:
Construction & Development	550,928		N/A	553,959
Farm	185,288		N/A	152,237
Non-Owner Occupied CRE	673,608		N/A	617,686
Owner Occupied CRE	820,055		N/A	746,974
Residential	1,328,474		N/A	1,248,409

Total Real Estate	3,558,353		3,235,208	3,319,265
Consumer:
Auto	383,764		N/A	353,595
Non-Auto	104,814		N/A	90,602

Total Consumer	488,578		410,957	444,197

Total	$5,304,602		$5,253,067	$5,171,033

Loans
held-for-sale,
consisting of secondary market mortgage loans, totaled $61.80 million, $66.37 million, and $83.97 million at June 30, 2021 and 2020, and December 31, 2020, respectively. At June 30, 2021 and 2020 and December 31, 2020, $5.55 million, $3.08 million and $4.38 million, respectively, are valued using the lower of cost or fair value, and the remaining amounts are valued under the fair value option.
Asset Quality
. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on non-accrual
status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful.
Non-accrual,
past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $30.11 million at June 30, 2021, as compared to $39.72 million at June 30, 2020 and $42.90 million at December 31, 2020. As a percent of loans held-for-investment
and foreclosed assets, these assets were 0.57% at June 30, 2021, as compared to 0.76% at June 30, 2020 and 0.83% at December 31, 2020. As a percent of total assets, these assets were 0.24% at June 30, 2021, as compared to 0.38% at June 30, 2020 and 0.39% at December 31, 2020. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at June 30, 2021.

Supplemental Oil and Gas Information
. As of June 30, 2021, the Company’s exposure to the oil and gas industry totaled 2.07% of total loans held-for-investment,
excluding PPP loans, or $103.17 million, down $3.07 million from December 31, 2020 year-end
levels. These oil and gas loans consisted (based on collateral supporting the loan) of (i) development and production loans of 12.20%, (ii) oil and gas field servicing loans of 5.77%, (iii) real estate loans of 55.64%, (iv) accounts receivable and inventory of 3.53%, (v) automobile of 7.40% and (vi) other of 15.46%. These have warranted additional scrutiny because of fluctuating oil and gas prices and the COVID pandemic. The Company instituted additional monitoring procedures for these loans and has classified and downgraded loans as appropriate. The following oil and gas information is as of and for the quarters ended June 30, 2021 and 2020, and the year ended December 31, 2020 (in thousands, except percentages):

	June 30,		December 31,
	2021	2020	2020
Oil and gas related loans, excluding PPP loans	$103,166	$128,143	$106,237
Oil and gas related loans as a % of total loans held-for-investment, excluding PPP loans	2.07%	2.82%	2.27%
Classified oil and gas related loans	$13,090	$28,366	$13,298
Non-accrual oil and gas related loans	3,986	3,702	4,774
Net charge-offs for oil and gas related loans for quarter/year then ended	59	195	825
Supplemental
COVID-19
Industry Exposure.
In addition, at June 30, 2021, loan balances in the retail/restaurant/hospitality industries totaled $483.13 million or 9.69% of the Company’s total loans held-for-investment,
excluding PPP loans. These loans comprised $42.64 million of classified loans, including $5.60 million in non-accrual
loans. There were no net charge-offs related to this portfolio for the three or six months ended June 30, 2021. Additional information related to the Company’s retail/restaurant/hospitality industries follows below (in thousands, except percentages):

	June 30,		December 31,
	2021	2020	2020
Retail loans	$326,409	$216,244	$216,244
Restaurant loans	56,997	46,418	48,618
Hotel loans	71,008	51,957	71,716
Other hospitality loans	27,929	23,230	21,970
Travel loans	790	908	780

Total Retail/Restaurant/Hospitality loans, excluding PPP loans	$483,133	$338,757	$359,328

Retail/Restaurant/Hospitality loans as a % of total loans held-for-investment, excluding PPP loans	9.69%	7.45%	7.67%
Classified Retail/Restaurant/Hospitality loans	$42,635	$15,837	$31,192
Non-accrual Retail/Restaurant/Hospitality loans	5,600	5,752	5,975
Net Charge-Offs for Retail/Restaurant/Hospitality loans quarter/year then ended	—	178	561
Table 6 –
Non-accrual,
Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	June 30,		December 31,
	2021	2020	2020
Non-accrual loans	$29,786	$39,320	$42,619
Loans still accruing and past due 90 days or more	—	92	113
Troubled debt restructured loans*	23	25	24

Nonperforming loans	29,809	39,437	42,756
Foreclosed assets	305	287	142

Total nonperforming assets	$30,114	$39,724	$42,898

As a % of loans held-for-investment and foreclosed assets	0.57%	0.76%	0.83%
As a % of total assets	0.24	0.38	0.39

*
Troubled debt restructured loans of $7.31 million, $7.28 million and $7.41 million, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual
loans at June 30, 2021 and 2020, and December 31, 2020, respectively.

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
Allowance for Credit Losses
. The allowance for credit losses is the amount we determine as of a specific date to be appropriate to absorb current expected credit losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see our accounting policies in Note 1 to the consolidated financial statements (unaudited). The provision for credit losses for the second quarter of 2021 was a reversal of $1.21 million, which was made up of a reversal of provision for loan losses of $1.04 million combined with a reversal of $167 thousand of provision for unfunded commitments for the second quarter of 2021, as compared to $8.70 million for the second quarter of 2020. The provision for credit losses for the six months ended June 30, 2021 was a reversal of $3.20 million, which was made up of a reversal of provision for loan losses of $4.47 million offset by a $1.27 million provision for unfunded commitments, as compared to $18.55 million for the same period in 2020. The net reversal of the Company’s provision for credit losses in 2021 reflects the continued improvement in the economic outlook for our markets across Texas and overall improvements in asset quality. As a percent of average loans, net loan recoveries were 0.02% for the second quarter of 2021, as compared to net charge-offs of 0.01% for the second quarter of 2020. The allowance for credit losses as a percent of loans held-for-investment
was 1.17% as of June 30, 2021, as compared to 1.31% as of June 30, 2020 and 1.29% as of December 31, 2020. The allowance for credit losses as a percent of loans held-for-investment,
excluding PPP loans, was 1.25% as of June 30, 2021, as compared to 1.52% as of June 30, 2020 and 1.42% as of December 31, 2020.
Table 7 - Loan Loss Experience and Allowance for Credit Losses (in thousands, except percentages):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2021	2020	2021	2020
Allowance for credit losses at period-end	$62,138	$68,947	$62,138	$68,947
Loans held-for-investment at period-end	5,304,602	5,253,067	5,304,602	5,253,067
Average loans for period	5,383,781	5,248,052	5,340,207	4,957,744
Net charge-offs (recoveries)/average loans (annualized)	(0.02)%	0.01%	0.00%	0.09%
Allowance for loan losses/period-end loans held-for-investment	1.17%	1.31%	1.17%	1.31%
Allowance for loan losses/non-accrual loans, past due 90 days still accruing and restructured loans	208.45%	174.83%	208.45%	174.83%
Interest-Bearing Demand Deposits in Banks.
At June 30, 2021, our interest-bearing deposits in banks were $654.53 million compared to $196.43 million at June 30, 2020 and $517.97 million at December 31, 2020, respectively. At June 30, 2021, interest-bearing deposits in banks included $654.03 million maintained at the Federal Reserve Bank of Dallas and $504 thousand on deposit with the FHLB.

Available-for-Sale
Securities
. At June 30, 2021, securities with a fair value of $5.58 billion were classified as securities available-for-sale.
As compared to December 31, 2020, the
available-for-sale
portfolio at June 30, 2021
reflected (i) an increase of $188.21 million in obligations of states and political subdivisions, (ii) an increase of $33.25 million in corporate bonds and other, and (iii) an increase of $963.56 million in mortgage-backed securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.
See Note 2 to the consolidated financial statements (unaudited) for additional disclosures relating to the investment portfolio at June 30, 2021 and 2020, and December 31, 2020.
Table 8 - Maturities and Yields of
Available-for-Sale
Securities Held at June 30, 2021 (in thousands, except percentages):

	Maturing by Contractual Maturity
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$131,368	4.57%	$716,807	3.90%	$1,711,491	2.69%	$55,421	2.21%	$2,615,087	3.11%
Corporate bonds and other securities	4,489	1.34	—	—	33,318	1.65	—	—	37,807	1.61
Mortgage-backed securities	165,678	1.97	1,869,371	1.82	836,745	1.54	53,360	1.96	2,925,154	1.75

Total	$301,535	3.09%	$2,586,178	2.39%	$2,581,554	2.31%	$108,781	2.09%	$5,578,048	2.39%

All yields are computed on a
tax-equivalent
basis assuming a marginal tax rate of 21%. Yields on
available-for-sale
securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.
As of June 30, 2021, the investment portfolio had an overall tax equivalent yield of 2.39%, a weighted average life of 4.87 years and modified duration of 4.38 years.
Deposits
. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $9.78 billion as of June 30, 2021, as compared to $8.16 billion as of June 30, 2020 and $8.68 billion as of December 31, 2020. Table 9 provides a breakdown of average deposits and rates paid for the three and six-month
periods ended June 30, 2021 and 2020, respectively.

Table 9 - Composition of Average Deposits (in thousands, except percentages):

	Three-Months Ended June 30,
	2021		2020
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,439,683	—%	$2,830,960	—%
Interest-bearing deposits:
Interest-bearing checking	3,045,255	0.08	2,486,194	0.14
Savings and money market accounts	2,705,925	0.08	2,183,507	0.16
Time deposits under $250,000	319,705	0.28	339,369	0.51
Time deposits of $250,000 or more	159,106	0.50	126,702	1.07

Total interest-bearing deposits	6,229,991	0.10%	5,135,772	0.20%

Total average deposits	$9,669,674		$7,966,732

Total cost of deposits		0.06%		0.13%

	Six-Months Ended June 30,
	2021		2020
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,278,067	—%	$2,561,248	—%
Interest-bearing deposits:
Interest-bearing checking	2,973,933	0.08	2,466,112	0.33
Savings and money market accounts	2,621,171	0.09	2,083,604	0.31
Time deposits under $250,000	322,217	0.31	341,172	0.69
Time deposits of $250,000 or more	156,660	0.55	129,041	1.21

Total interest-bearing deposits	6,073,981	0.11%	5,019,929	0.37%

Total average deposits	$9,352,048		$7,581,177

Total cost of deposits		0.07%		0.25%

Borrowings.
Included in borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $549.97 million, $449.22 million and $430.09 million at June 30, 2021 and 2020 and December 31, 2020, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowings. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $527.67 million and $877.08 million in the second quarters of 2021 and 2020, respectively. The weighted average interest rates paid on these borrowings were 0.07% and 0.19% for the second quarters of 2021 and 2020, respectively. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $492.34 million and $668.84 million for the six-months
ended June 30, 2021 and 2020, respectively. The weighted average interest rates paid on these borrowings were 0.08% and 0.28% for the six-month
periods ended June 30, 2021 and 2020, respectively.

Capital Resources
We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.
Total shareholders’ equity was $1.72 billion, or 13.95% of total assets at June 30, 2021, as compared to $1.58 billion, or 15.30% of total assets at June 30, 2020, and $1.68 billion, or 15.39% of total assets at December 31, 2020. Included in shareholders’ equity at June 30, 2021 and 2020 and December 31, 2020 were $136.49 million, $151.24 million and $170.40 million, respectively, in unrealized gains on investment securities available-for-sale,
net of related income taxes. For the second quarter of 2021, total shareholders’ equity averaged $1.69 billion, or 14.09% of average assets, as compared to $1.54 billion, or 14.68% of average assets, during the same period in 2020. For the first six months of 2021, total shareholders’ equity averaged $1.68 billion, or 14.44% of average assets, as compared to $1.51 billion, or 15.35% of average assets, during the same period in 2020.
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
As of June 30, 2021 and 2020, and December 31, 2020, we had a total capital to risk-weighted assets ratio of 21.12%, 22.03% and 22.03%, a Tier 1 capital to risk-weighted assets ratio of 20.04%, 20.78% and 20.79%; a common equity Tier 1 to risk-weighted assets ratio of 20.04%, 20.78% and 20.79% and a leverage ratio of 11.10%, 11.25% and 11.86%, respectively. The regulatory capital ratios as of June 30, 2021 and 2020, and December 31, 2020 were calculated under Basel III rules.

The regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of June 30, 2021:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,347,772	21.12%	$669,931	10.50%	$638,030	10.00%
First Financial Bank, N.A	$1,227,741	19.28%	$668,612	10.50%	$636,773	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,278,883	20.04%	$542,325	8.50%	$382,818	6.00%
First Financial Bank, N.A	$1,158,852	18.20%	$541,257	8.50%	$509,418	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,278,883	20.04%	$446,621	7.00%	—	N/A
First Financial Bank, N.A	$1,158,852	18.20%	$445,741	7.00%	$413,902	6.50%
Leverage Ratio:
Consolidated	$1,278,883	11.10%	$460,851	4.00%	—	N/A
First Financial Bank, N.A	$1,158,852	10.09%	$459,483	4.00%	$574,353	5.00%

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of June 30, 2020:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,191,492	22.03%	$567,829	10.50%	$540,789	10.00%
First Financial Bank, N.A	$1,086,019	20.13%	$566,561	10.50%	$539,582	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,123,866	20.78%	$459,671	8.50%	$324,474	6.00%
First Financial Bank, N.A	$1,018,543	18.88%	$458,645	8.50%	$431,666	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,123,866	20.78%	$378,552	7.00%	—	N/A
First Financial Bank, N.A	$1,018,543	18.88%	$377,708	7.00%	$350,728	6.50%
Leverage Ratio:
Consolidated	$1,123,866	11.25%	$399,750	4.00%	—	N/A
First Financial Bank, N.A	$1,018,543	10.22%	$398,459	4.00%	$498,074	5.00%

	Actual		Minimum Capital Required Basel III		Required to be Considered Well- Capitalized
As of December 31, 2020:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,273,749	22.03%	$607,038	10.50%	$578,131	10.00%
First Financial Bank, N.A	$1,123,275	19.47%	$605,830	10.50%	$576,981	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,201,729	20.79%	$491,412	8.50%	$346,879	6.00%
First Financial Bank, N.A	$1,051,255	18.22%	$490,434	8.50%	$461,585	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,201,729	20.79%	$404,692	7.00%	—	N/A
First Financial Bank, N.A	$1,051,255	18.22%	$403,887	7.00%	$375,038	6.50%
Leverage Ratio:
Consolidated	$1,201,729	11.86%	$405,268	4.00%	—	N/A
First Financial Bank, N.A	$1,051,255	10.41%	$404,002	4.00%	$505,002	5.00%
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

	Percentage change in net interest income:
Change in interest rates:	June 30,		December 31,
(in basis points)	2021	2020	2020
+400	11.19%	16.96%	18.18%
+300	8.94%	13.06%	13.99%
+200	6.41%	8.86%	9.51%
+100	3.57%	4.43%	4.75%
-100	(4.98)%	(3.05)%	(3.46)%
-200	(7.85)%	(5.03)%	(5.44)%

The results for the net interest income simulations as of June 30, 2021, June 30, 2020 and December 31, 2020 resulted in an asset sensitive position. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end
will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price
in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.
Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.
Liquidity
Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB (see below) and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures in June 2023 (see next paragraph).
Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated
banks totaling $130.00 million. At June 30, 2021, there were no amounts drawn on these lines of credit. Our subsidiary bank also has (i) an available line of credit with the FHLB totaling $1.58 billion at June 30, 2021, secured by portions of our loan portfolio and certain investment securities and (ii) access to the Federal Reserve Bank of Dallas lending program. At June 30, 2021, the Company had no outstanding advances from the FHLB.
The Company renewed its loan agreement, effective June 30, 2021, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2023, interest is paid quarterly at
The Wall Street Journal
Prime Rate and the line of credit matures June 30, 2023. If a balance exists at June 30, 2023, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at
The Wall Street Journal
Prime Rate. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing
asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 35% (low) in 2021 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at June 30, 2021. There was no outstanding balance under the line of credit as of June 30, 2021 and 2020, or December 31, 2020.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $105.86 million at June 30, 2021, investment securities which totaled $2.54 million at June 30, 2021 and mature over 9 to 10 years, available dividends from our subsidiaries which totaled $316.05 million at June 30, 2021, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.
Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of June 30, 2021, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. We are monitoring closely the economic impact of the coronavirus on our customers and the communities we serve. Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Off-Balance
Sheet (“OBS”)/Reserve for Unfunded Commitments.
We are a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our consolidated balance sheets. At June 30, 2021, the Company’s reserve for unfunded commitments totaled $6.75 million which is recorded in other liabilities.
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

Table 10 – Commitments as of June 30, 2021 (in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$858,714
Unfunded commitments to extend credit	805,258
Standby letters of credit	39,655

Total commercial commitments	$1,703,627

We believe we have no other OBS arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements. The above table does not include balances related to the Company’s IRLC and forward mortgage-backed security trades.
Parent Company Funding
. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At June 30, 2021, $316.05 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $9.00 million and $5.00 million for the six-month
periods ended June 30, 2021 and 2020, respectively.
Dividends
. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 35.18% and 39.17% of net earnings for the first six months of 2021 and 2020, respectively. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.
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
As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule
13a-15(e)
or
15d-15(e)
of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
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
On July 27, 2021, the Board of Directors (the “Board”) of the Company adopted an amendment to Section 3.02 of the Amended and Restated Bylaws of the Company (the “Amendment”). The Amendment removed the age limitation for election to the Board, which is now included in the Corporate Governance Guidelines of the Company, and requires that persons eligible for election to the Board must be shareholders of the Company who are otherwise qualified and eligible for election under the other provisions of the Corporate Governance Guidelines.

Item 6. Exhibits.

2.1	—	Agreement and Plan of Reorganization, dated October 12, 2017, by and among First Financial Bankshares, Inc., Kingwood Merger Sub, Inc., and Commercial Bancshares, Inc. (schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference from Exhibit 2.1 to Registrant’s Form 8-K filed October 12, 2017).

2.2	—	Agreement and Plan of Reorganization, dated September 19, 2019, by and among First Financial Bankshares, Inc., Brazos Merger Sub, Inc., and TB&T Bancshares, Inc. (schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference from Exhibit 2.1 to Registrant’s Form 8-K filed September 20, 2019).

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q filed July 30, 2019).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed April 3, 2020).

3.3	—	Amendment to the Amended and Restated Bylaws of the Registrant, dated July 27, 2021.*

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

4.2	—	Description of Registrant’s Securities (incorporated by reference from Exhibit 4.2 of the Registrant’s Form 10-K filed February 22, 2021).

10.1	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010).++

10.2	—	2012 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 1, 2012).++

10.3	—	Loan agreement dated June 30, 2013, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed July 1, 2013).

10.4	—	First Amendment to Loan Agreement, dated June 30, 2015, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 30, 2015).

10.5	—	Second Amendment to Loan Agreement, dated June 30, 2017, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 30, 2017).

10.6	—	Third Amendment to Loan Agreement, dated June 30, 2019, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed July 1, 2019).

10.7	—	Fourth Amendment to Loan Agreement, dated June 30, 2021, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrants Form 8-K filed July 7, 2021).

10.8	—	2015 Restricted Stock Plan as Amended and Restated April 28, 2020 (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed May 1, 2020).++

10.9	—	Form of Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 30, 2020).++

10.10	—	2021 Omnibus Stock and Incentive Plan as Amended (incorporated by reference from Exhibit 10 of the Registrant’s Form 8-K filed April 28, 2021).++

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.+

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.+

101.INS	—	XBRL Instance Document.- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	—	XBRL Taxonomy Extension Schema Document.*

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.*

*	Filed herewith
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

FIRST FINANCIAL BANKSHARES, INC.
Date: August 2, 2021	By:	/s/ F. Scott Dueser
F. Scott Dueser
Chairman of the Board, President and Chief Executive Officer

Date: August 2, 2021	By:	/s/ James R. Gordon
James R. Gordon
Executive Vice President and
Chief Financial Officer, Secretary and Treasurer