Form 10-Q
period 2021-09-30
FIRST FINANCIAL BANKSHARES INC
filed 2021-11-02
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 2, 2021
Common Stock, $0.01 par value per share	142,473,153

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. and Subsidiaries (the “Company” or “we”) at September 30, 2021 and 2020 (unaudited) and December 31, 2020, and the consolidated statements of earnings, comprehensive earnings and shareholders’ equity for the three and nine-months ended September 30, 2021 and 2020 (unaudited), and the consolidated statements of cash flows for the nine-months ended September 30, 2021 and 2020 (unaudited) and notes to consolidated financial statements (unaudited), follow on pages 4 through 38.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30,		December 31,
	2021	2020	2020
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$201,901	$175,088	$211,113
INTEREST-BEARING DEMAND DEPOSITS IN BANKS	359,241	58,933	517,971
Total cash and cash equivalents	561,142	234,021	729,084
SECURITIES AVAILABLE-FOR-SALE, at fair value (amortized cost of these securities was $5,981,374, $4,238,624 and $4,177,179 as of September 30, 2021 and 2020 and December 31, 2020, respectively)	6,119,984	4,431,280	4,393,029
LOANS:
Held-for-investment, excluding PPP loans	5,147,160	4,589,948	4,687,370
PPP loans	139,334	703,731	483,663
Total loans held-for-investments	5,286,494	5,293,679	5,171,033
Less—allowance for credit losses	(63,370)	(76,038)	(66,534)
Net loans held-for-investment	5,223,124	5,217,641	5,104,499
Held-for-sale ($46,081, $94,666 and $79,585 at fair value at September 30, 2021 and 2020 and December 31, 2020, respectively)	47,721	101,055	83,969
BANK PREMISES AND EQUIPMENT, net	147,516	141,002	142,269
INTANGIBLE ASSETS, net	317,170	318,875	318,392
OTHER ASSETS	126,601	123,778	133,258
Total assets	$12,543,258	$10,567,652	$10,904,500
LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$3,574,405	$2,950,407	$2,982,697
INTEREST-BEARING DEPOSITS	6,318,712	5,344,481	5,693,120
Total deposits	9,893,117	8,294,888	8,675,817
DIVIDENDS PAYABLE	21,380	18,476	18,484
BORROWINGS	648,679	503,163	430,093
TRADE DATE PAYABLES	174,236	53,730	14,641
OTHER LIABILITIES	72,111	77,894	87,275
Total liabilities	10,809,523	8,948,151	9,226,310
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
COMMON STOCK — ($0.01 par value, authorized 200,000,000 shares; 142,467,687, 142,121,595 and 142,161,834 shares issued at September 30, 2021 and 2020 and December 31, 2020, respectively)	1,425	1,421	1,422
CAPITAL SURPLUS	675,139	668,815	669,644
RETAINED EARNINGS	947,724	797,202	836,729
TREASURY STOCK (shares at cost: 937,803, 934,859 and 938,591 at September 30, 2021 and 2020 and December 31, 2020, respectively)	(9,876)	(8,780)	(9,126)
DEFERRED COMPENSATION	9,876	8,780	9,126
ACCUMULATED OTHER COMPREHENSIVE EARNINGS, net	109,447	152,063	170,395
Total shareholders’ equity	1,733,735	1,619,501	1,678,190
Total liabilities and shareholders’ equity	$12,543,258	$10,567,652	$10,904,500

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS—(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2021	2020	2021	2020
INTEREST INCOME:
Interest and fees on loans	$70,588	$66,372	$203,902	$195,299
Interest on investment securities:
Taxable	12,122	12,063	33,834	40,748
Exempt from federal income tax	14,249	12,877	42,058	34,721
Interest on federal funds sold and interest-bearing demand deposits in banks	239	61	616	903
Total interest income	97,198	91,373	280,410	271,671
INTEREST EXPENSE:
Interest on deposits	1,340	2,063	4,595	11,293
Other	76	100	260	1,030
Total interest expense	1,416	2,163	4,855	12,323
Net interest income	95,782	89,210	275,555	259,348
PROVISION FOR CREDIT LOSSES	—	9,000	(3,203)	27,550
Net interest income after provisions for credit losses	95,782	80,210	278,758	231,798
NONINTEREST INCOME:
Trust fees	9,484	7,461	26,475	21,859
Service charges on deposit accounts	5,673	5,009	15,394	15,242
ATM, interchange and credit card fees	9,793	8,644	28,323	24,093
Gain on sale and fees on mortgage loans	8,788	15,228	26,973	32,756
Net gain on sale of available-for-sale securities	1	36	814	3,610
Net gain on sale of foreclosed assets	27	19	83	72
Net gain (loss) on sale of assets	(6)	(2)	213	90
Interest on loan recoveries	1,746	202	2,832	621
Other	2,220	1,978	6,166	5,883
Total noninterest income	37,726	38,575	107,273	104,226
NONINTEREST EXPENSE:
Salaries, commissions and employee benefits	37,090	33,649	107,067	94,105
Net occupancy expense	3,288	3,193	9,676	9,321
Equipment expense	2,450	2,157	6,791	6,242
FDIC insurance premiums	815	587	2,282	1,095
ATM, interchange and credit card expenses	2,935	2,829	8,746	8,424
Professional and service fees	2,406	2,237	6,936	7,327
Printing, stationery and supplies	432	615	1,246	1,714
Operational and other losses	1,087	621	1,908	1,925
Software amortization and expense	2,855	2,265	8,303	6,299
Amortization of intangible assets	398	490	1,222	1,507
Other	9,183	6,950	25,859	26,274
Total noninterest expense	62,939	55,593	180,036	164,233
EARNINGS BEFORE INCOME TAXES	70,569	63,192	205,995	171,791
INCOME TAX EXPENSE	11,641	10,335	33,770	28,233
NET EARNINGS	$58,928	$52,857	$172,225	$143,558
NET EARNINGS PER SHARE, BASIC	$0.41	$0.37	$1.21	$1.01
NET EARNINGS PER SHARE, DILUTED	$0.41	$0.37	$1.20	$1.01
DIVIDENDS PER SHARE	$0.15	$0.13	$0.43	$0.38

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS—(UNAUDITED)

(Dollars in thousands)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2021	2020	2021	2020
NET EARNINGS	$58,928	$52,857	$172,225	$143,558
OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain on investment securities available-for-sale, before income taxes	(34,224)	1,083	(76,335)	110,644
Reclassification adjustment for realized gains on investment securities included in net earnings, before income taxes	(1)	(36)	(814)	(3,610)
Total other items of comprehensive earnings	(34,225)	1,047	(77,149)	107,034
Income tax benefit (expense) related to:
Change in unrealized gain on investment securities available-for-sale	7,186	(227)	16,029	(23,235)
Reclassification adjustment for realized gains on investment securities included in net earnings	-	7	172	758
Total income tax benefit (expense)	7,186	(220)	16,201	(22,477)
COMPREHENSIVE EARNINGS	$31,889	$53,684	$111,277	$228,115

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock				Treasury Stock			Accumulated Other	Total
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amounts	Deferred Compensation	Comprehensive Earnings	Shareholders’ Equity
Balances at June 30, 2020 (unaudited)	142,035,396	$1,420	$666,963	$762,830	(932,018)	$(8,697)	$8,697	$151,236	$1,582,449
Net earnings (unaudited)	—	—	—	52,857	—	—	—	—	52,857
Stock option exercises (unaudited)	86,199	1	1,508	—	—	—	—	—	1,509
Cash dividends declared, $0.13 per share (unaudited)	—	—	—	(18,485)	—	—	—	—	(18,485)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	827	827
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(2,841)	(83)	83	—	—
Stock option expense (unaudited)	—	—	344	—	—	—	—	—	344
Balances at September 30, 2020 (unaudited)	142,121,595	$1,421	$668,815	$797,202	(934,859)	$(8,780)	$8,780	$152,063	$1,619,501
Balances at June 30, 2021 (unaudited)	142,359,774	$1,424	$672,288	$910,171	(938,629)	$(9,641)	$9,641	$136,486	$1,720,369
Net earnings (unaudited)	—	—	—	58,928	—	—	—	—	58,928
Stock option exercises (unaudited)	107,796	1	2,057	—	—	—	—	—	2,058
Restricted stock grant/fortfeiture, net (unaudited)	117	—	498	—	—	—	—	—	498
Cash dividends declared, $0.15 per share (unaudited)	—	—	—	(21,375)	—	—	—	—	(21,375)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(27,039)	(27,039)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	826	(235)	235	—	—
Stock option expense (unaudited)	—	—	296	—	—	—	—	—	296
Balances at September 30, 2021 (unaudited)	142,467,687	$1,425	$675,139	$947,724	(937,803)	$(9,876)	$9,876	$109,447	$1,733,735

(continued)

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock				Treasury Stock			Accumulated Other	Total
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amounts	Deferred Compensation	Comprehensive Earnings	Shareholders’ Equity
Balances at December 31, 2019	135,891,755	$1,359	$450,676	$707,656	(927,408)	$(8,222)	$8,222	$67,506	$1,227,197
Stock issued in acquisition of TB&T Bancshares, Inc. (unaudited)	6,275,574	63	220,210						220,273
Net earnings (unaudited)	—	—	—	143,558	—	—	—	—	143,558
Stock option exercises (unaudited)	246,919	2	3,988	—	—	—	—	—	3,990
Restricted stock grant (unaudited)	32,149	—	913	—	—	—	—	—	913
Cash dividends declared, $0.38 per share (unaudited)	—	—	—	(54,012)	—	—	—	—	(54,012)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	84,557	84,557
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(7,451)	(558)	558	—	—
Stock option expense (unaudited)	—	—	1,033	—	—	—	—	—	1,033
Shares repurchased under stock repurchase authorization (unaudited)	(324,802)	(3)	(8,005)	—	—	—	—	—	(8,008)
Balances at September 30, 2020 (unaudited)	142,121,595	$1,421	$668,815	$797,202	(934,859)	$(8,780)	$8,780	$152,063	$1,619,501
Balances at December 31, 2020	142,161,834	$1,422	$669,644	$836,729	(938,591)	$(9,126)	$9,126	$170,395	$1,678,190
Net earnings (unaudited)	—	—	—	172,225	—	—	—	—	172,225
Stock option exercises (unaudited)	273,167	3	4,673	—	—	—	—	—	4,676
Restricted stock grant/fortfeiture, net (unaudited)	32,686	—	(165)	—	—	—	—	—	(165)
Cash dividends declared, $0.43 per share (unaudited)	—	—	—	(61,230)	—	—	—	—	(61,230)
Change in unrealized gain in investment securities available- for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(60,948)	(60,948)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	788	(750)	750	—	—
Stock option expense (unaudited)	—	—	987	—	—	—	—	—	987
Balances at September 30, 2021 (unaudited)	142,467,687	$1,425	$675,139	$947,724	(937,803)	$(9,876)	$9,876	$109,447	$1,733,735

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)

(Dollars in thousands)

	Nine-Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$172,225	$143,558
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,746	9,493
Provision for credit losses	(3,203)	27,550
Securities premium amortization, net	48,333	28,586
Discount accretion on purchased loans	(1,771)	(3,209)
Gain on sale of assets, net	(1,110)	(3,882)
Deferred federal income tax benefit	3,017	7,080
Change in loans held-for-sale	34,562	(69,987)
Change in other assets	6,308	(13,064)
Change in other liabilities	(2,237)	8,780
Total adjustments	93,645	(8,653)
Net cash provided by operating activities	265,870	134,905
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition of TB&T Bancshares, Inc.	—	61,028
Activity in available-for-sale securities:
Sales	10,631	263,042
Maturities	8,270,218	5,851,760
Purchases	(9,972,985)	(6,902,770)
Net increase in loans held-for-investment	(110,404)	(653,105)
Purchases of bank premises and equipment	(14,282)	(12,539)
Proceeds from sale of bank premises and equipment and other assets	785	1,192
Net cash used in investing activities	(1,816,037)	(1,391,392)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	591,708	647,454
Net increase in interest-bearing deposits	625,592	494,503
Net increase in borrowings	218,586	121,807
Common stock transactions:
Proceeds from stock option exercises	4,673	3,990
Dividends paid	(58,334)	(51,842)
Repurchase of stock	—	(8,008)
Net cash provided by financing activities	1,382,225	1,207,904
NET DECREASE IN CASH AND CASH EQUIVALENTS	(167,942)	(48,583)
CASH AND CASH EQUIVALENTS, beginning of period	729,084	282,604
CASH AND CASH EQUIVALENTS, end of period	$561,142	$234,021
SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$4,938	$12,466
Federal income taxes paid	31,073	33,534
Transfer of loans to other real estate	296	45
Investment securities purchased but not settled	174,236	53,730
Stock issued in acquisition of TB&T Bancshares, Inc.	—	220,273

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company,” “we” or “us”) is a financial holding company which owns all of the capital stock of one bank with 78 locations located in Texas as of September 30, 2021. The Company’s subsidiary bank is First Financial Bank, N.A. The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which First Financial Bank, N.A. is located. In addition, the Company also owns First Financial Trust & Asset Management Company, N.A., First Financial Insurance Agency, Inc. and First Technology Services, Inc.

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

Stock Repurchase

On March 12, 2020, the Company’s Board of Directors authorized the repurchase of up to 4,000,000 common shares through September 30, 2021. On July 27, 2021, the Company’s Board of Directors renewed the prior authorization and authorized the repurchase of up to 5,000,000 common shares through July 31, 2023. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through September 30, 2021, 324,802 shares were repurchased and retired (all during the months of March and April 2020) totaling $8,008,000 under the prior repurchase plan.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed by the President of the United States that included an option for entities to delay the implementation of ASC 326 until the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. Under this option, the Company elected to delay its implementation of CECL and calculated and recorded the provision for credit losses through the nine-months ended September 30, 2020 under the incurred loss model. At December 31, 2020, the Company elected to adopt ASC 326, effective as of January 1, 2020, through a transition charge to retained earnings of $589,000 ($466,000 net of applicable income taxes). This transition adjustment was comprised of a decrease of $619,000 in allowance for credit losses and an increase of $1,208,000 in the reserve for unfunded commitments.

With the adoption of ASC 326, we revised certain accounting policies and implemented certain accounting policy elections which are described below. For the 2020 interim reporting periods, the allowance for credit losses were based on the incurred loss methodology in accordance with accounting policies disclosed in Note 1 of the Consolidated Financial Statements included in the Company’s 2019 Form10-K.

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

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. For the periods ended September 30, 2021 and 2020, and December 31, 2020, amounts related to the Company’s PCD and PCI loans were insignificant and disclosures related to these balances have been omitted.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of securities and report accrued interest separately in other assets on the consolidated balance sheets. A security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There was no accrued interest related to securities reversed against interest income for the three and nine-months ended September 30, 2021 and 2020.

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

Allowance for Credit Losses –Available-for-Sale Securities

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

At September 30, 2021, 2020 and December 31, 2020, the Company held no securities that were classified as held-to-maturity.

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

Allowance for Credit Losses - Off-Balance-Sheet/Reserve for Unfunded Commitments

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. These obligations include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. At September 30, 2021, 2020 and December 31, 2020, the Company’s reserve for unfunded commitments totaled $6,751,000, $2,309,000 and $5,486,000, respectively, which is reported in other liabilities.

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

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year. There was no impairment recorded for the three or nine-months ended September 30, 2021 or 2020, respectively.

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

Accumulated Other Comprehensive Earnings (Loss)

Unrealized net gains on the Company’s available-for-sale securities (after applicable income taxes) totaling $109,447,000, $152,063,000 and $170,395,000 at September 30, 2021 and 2020, and December 31, 2020, respectively, are included in accumulated other comprehensive earnings, net of applicable income taxes.

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

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the grant date. The grant date fair value is amortized over the shorter of the service period or vesting period which generally is six years. The Company also grants restricted stock and restricted stock units for a fixed number of shares. The grant date fair value is amortized over the service period which generally is one to three years. See Note 8 for further information.

Advertising Costs

Advertising costs are expensed as incurred.

Per Share Data

Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. The Company calculates dilutive EPS assuming all outstanding stock options to purchase common shares and unvested restricted stock shares and units have been exercised and/or vested at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is reflected by application of the treasury stock method, whereby the proceeds from the exercised options and unearned compensation for both restricted stock and stock options are assumed to be used to purchase common shares at the average market price during the respective period. There were 127,000 and 46,000 anti-dilutive shares for the three and nine-months ended September 30, 2021. There were 400,000 and 15,000 anti-dilutive shares for the three and nine-months ended September 30, 2020, respectively. The following table reconciles the computation of basic EPS to diluted EPS:

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended September 30, 2021:
Net earnings per share, basic	$58,928	142,334,449	$0.41
Effect of stock options and stock grants	—	884,471	—
Net earnings per share, diluted	$58,928	143,218,920	$0.41

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the nine-months ended September 30, 2021:
Net earnings per share, basic	$172,225	142,242,783	$1.21
Effect of stock options and stock grants	—	941,009	(0.01)
Net earnings per share, diluted	$172,225	143,183,792	$1.20

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended September 30, 2020:
Net earnings per share, basic	$52,857	141,980,707	$0.37
Effect of stock options and stock grants	—	548,535	—
Net earnings per share, diluted	$52,857	142,529,242	$0.37

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the nine-months ended September 30, 2020:
Net earnings per share, basic	$143,558	142,023,930	$1.01
Effect of stock options and stock grants	—	495,518	—
Net earnings per share, diluted	$143,558	142,519,448	$1.01

Note 2 - Securities

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, allowance for credit losses and the fair value of available-for-sale securities are as follows (in thousands):

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
Obligations of states and political subdivisions	$2,568,224	$103,646	$(6,503)	$2,665,367
Residential mortgage-backed securities	2,999,369	35,950	(7,170)	3,028,149
Commercial mortgage-backed securities	375,614	13,402	—	389,016
Corporate bonds and other	38,167	70	(785)	37,452
Total securities available-for-sale	$5,981,374	$153,068	$(14,458)	$6,119,984

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
Obligations of states and political subdivisions	$2,252,412	$119,952	$(4,875)	$2,367,489
Residential mortgage-backed securities	1,454,422	54,744	(112)	1,509,054
Commercial mortgage-backed securities	527,392	22,776	—	550,168
Corporate bonds and other	4,398	171	—	4,569
Total securities available-for-sale	$4,238,624	$197,643	$(4,987)	$4,431,280

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
Obligations of states and political subdivisions	$2,283,616	$143,339	$(79)	$2,426,876
Residential mortgage-backed securities	1,421,922	50,473	(115)	1,472,280
Commercial mortgage-backed securities	467,243	22,077	(4)	489,316
Corporate bonds and other	4,398	159	—	4,557
Total securities available-for-sale	$4,177,179	$216,048	$(198)	$4,393,029

The Company did not hold any securities classified as held-to-maturity at September 30, 2021, September 30, 2020, or December 31, 2020.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at September 30, 2021 and 2020, and December 31, 2020, were computed by using scheduled amortization of balances and historical prepayment rates.

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2021, by contractual and expected maturity, are shown below (in thousands):

	Amortized	Estimated
	Cost Basis	Fair Value
Due within one year	$473,997	$478,547
Due after one year through five years	2,934,396	3,023,175
Due after five years through ten years	2,485,328	2,531,243
Due after ten years	87,653	87,019
Total	$5,981,374	$6,119,984

The following tables disclose the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
September 30, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$570,916	$6,036	$18,711	$467	$589,627	$6,503
Residential mortgage-backed securities	1,208,129	7,166	2,051	4	1,210,180	7,170
Corporate bonds and other	32,985	785	—	—	32,985	785
Total	$1,812,030	$13,987	$20,762	$471	$1,832,792	$14,458

	Less than 12 Months		12 Months or Longer		Total
September 30, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$395,729	$4,875	$—	$—	$395,729	$4,875
Residential mortgage-backed securities	49,559	76	4,916	36	54,475	112
Total	$445,288	$4,951	$4,916	$36	$450,204	$4,987

	Less than 12 Months		12 Months or Longer		Total
December 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of state and political subdivisions	$25,214	$79	$—	$—	$25,214	$79
Residential mortgage-backed securities	36,017	96	3,156	19	39,173	115
Commercial mortgage-backed securities	16,218	4	—	—	16,218	4
Total	$77,449	$179	$3,156	$19	$80,605	$198

The number of investments in an unrealized loss position totaled 181 at September 30, 2021. Any unrealized losses in the obligations of state and political subdivisions, residential and commercial mortgage-backed and asset-backed investment securities at September 30, 2021 and 2020, and December 31, 2020, are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required on these securities at September 30, 2021 and 2020, and December 31, 2020. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At September 30, 2021, 74.96% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 54.16% are guaranteed by the Texas Permanent School Fund.

At September 30, 2021, $3,262,605,000 of the Company’s securities were pledged as collateral for public or trust fund deposits, repurchase agreements, a borrowing line with the Federal Reserve Bank of Dallas and for other purposes required or permitted by law.

During the three-months ended September 30, 2021, there were no sales of investment securities that were classified as available-for-sale. During the three-months ended September 30, 2020, sales of investment securities that were classified as available-for-sale totaled $10,084,000. Gross realized gains from security calls and sales during the third quarters of 2021 and 2020 totaled $1,000 and $36,000, respectively. There were no gross realized losses from security calls and sales during the third quarter of 2021 or 2020 .

During the nine-months ended September 30, 2021 and 2020, sales of investment securities that were classified as available-for-sale totaled $10,631,000 and $263,042,000, respectively. Gross realized gains from security calls and sales during the nine-months ended September 30, 2021 and 2020 totaled $814,000 and $3,614,000, respectively. There were no gross realized losses from security calls and sales during the nine-months ended September 30, 2021. Gross realized losses from security calls and sales during the nine-months ended September 30, 2020 totaled $4,000.

The specific identification method was used to determine cost in order to compute the realized gains and losses.
Note 3 – Loans Held-for-Investment and Allowance for Loan Losses

In conjunction with the adoption of ASC 326, the Company expanded its four loan portfolios into ten portfolio segments.

For the periods ended September 30, 2021 and December 31, 2020, the following tables outline the Company’s loan portfolio by the ten portfolio segments where applicable. For disclosures related to the period ended September 30, 2020, management has elected to maintain its previously disclosed loan segments.

Loans held-for-investment by portfolio segment are as follows (in thousands):

	September 30,		December 31,
	2021	2020	2020
Commercial:
C&I*	$819,597	$ N/A	$1,131,382
Municipal	165,847	N/A	181,325
Total Commercial	985,444	1,488,345	1,312,707
Agricultural	98,947	93,972	94,864
Real Estate:
Construction & Development	656,530	N/A	553,959
Farm	203,064	N/A	152,237
Non-Owner Occupied CRE	674,958	N/A	617,686
Owner Occupied CRE	824,231	N/A	746,974
Residential	1,328,798	N/A	1,248,409
Total Real Estate	3,687,581	3,287,605	3,319,265
Consumer:
Auto	394,072	N/A	353,595
Non-Auto	120,450	N/A	90,602
Total Consumer	514,522	423,757	444,197
Total Loans	5,286,494	5,293,679	5,171,033
Less: Allowance for credit losses	(63,370)	(76,038)	(66,534)
Loans, net	$5,223,124	$5,217,641	$5,104,499

* All disclosures for the C&I loan segment include PPP loan balances, net of deferred fees, as disclosed on the face of the consolidated balance sheet.

Outstanding loan balances at September 30, 2021 and 2020, and December 31, 2020, are net of unearned income, including net deferred loan fees.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (“FHLB”) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At September 30, 2021, this available line of credit was $1,643,084,000. At September 30, 2021, $3,434,685,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At September 30, 2021, there was no balance outstanding under this line of credit.

The Company’s non-accrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	September 30,		December 31,
	2021	2020	2020
Non-accrual loans	$25,210	$42,673	$42,619
Loans still accruing and past due 90 days or more	23	23	113
Troubled debt restructured loans still accruing*	22	25	24
Total	$25,255	$42,721	$42,756

* Troubled debt restructured loans of $4,732,000, $4,478,000 and $7,407,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at September 30, 2021, 2020 and December 31, 2020, respectively.

The Company had $25,283,000, $43,052,000 and $42,898,000 in non-accrual, past due 90 days or more and still accruing, restructured loans and foreclosed assets at September 30, 2021 and 2020, and December 31, 2020, respectively. Non-accrual loans at September 30, 2021 and 2020, and December 31, 2020, consisted of the following (in thousands):

	September 30,		December 31,
	2021	2020	2020
Commercial:
C&I	$3,430	$ N/A	$5,015
Municipal	—	N/A	—
Total Commercial	3,430	6,915	5,015
Agricultural	949	967	1,076
Real Estate:
Construction & Development	1,455	N/A	3,838
Farm	965	N/A	7,299
Non-OwnerOccupied CRE	2,776	N/A	5,243
Owner Occupied CRE	6,551	N/A	10,797
Residential	8,399	N/A	8,851
Total Real Estate	20,146	34,318	36,028
Consumer:
Auto	589	N/A	407
Non-Auto	96	N/A	93
Total Consumer	685	473	500
Total	$25,210	$42,673	$42,619

No significant additional funds are committed to be advanced in connection with non-accrual loans as of September 30, 2021.

Summary information on the allowance for credit losses for the three and nine-months ended September 30, 2021 and 2020, are outlined by portfolio segment in the following tables (in thousands):

Three-months ended September 30, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$10,186	$588	$1,312	$15,632	$607
Provision for loan losses	(31)	(273)	1,022	1,230	(21)
Recoveries	1,140	—	5	—	—
Charge-offs	(902)	—	(50)	—	—
Ending balance	$10,393	$315	$2,289	$16,862	$586

Three-months ended September 30, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$10,432	$10,399	$11,234	$1,266	$482	$62,138
Provision for loan losses	(344)	(94)	(1,184)	(259)	(46)	—
Recoveries	556	806	7	129	64	2,707
Charge-offs	—	(222)	—	(176)	(125)	(1,475)
Ending balance	$10,644	$10,889	$10,057	$960	$375	$63,370

Nine-months ended September 30, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$13,609	$1,552	$1,255	$13,512	$1,876
Provision for loan losses	(3,597)	(1,237)	1,076	3,348	(1,300)
Recoveries	1,671	—	29	2	10
Charge-offs	(1,290)	—	(71)	—	—
Ending balance	$10,393	$315	$2,289	$16,862	$586

Nine-months ended September 30, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non- Auto	Total
Beginning balance	$8,391	$12,347	$12,601	$1,020	$371	$66,534
Provision for loan losses	1,609	(2,044)	(2,542)	139	80	(4,468)
Recoveries	650	816	90	305	172	3,745
Charge-offs	(6)	(230)	(92)	(504)	(248)	(2,441)
Ending balance	$10,644	$10,889	$10,057	$960	$375	$63,370

Three-months ended September 30, 2020	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$18,572	$2,544	$42,623	$5,208	$68,947
Provision for loan losses	1,955	(214)	4,416	1,343	7,500
Recoveries	200	1	138	105	444
Charge-offs	(536)	—	(52)	(265)	(853)
Ending balance	$20,191	$2,331	$47,125	$6,391	$76,038

Nine-months ended September 30, 2020	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$12,122	$1,206	$33,974	$5,197	$52,499
Provision for loan losses	9,571	1,096	13,806	1,577	26,050
Recoveries	890	31	272	271	1,464
Charge-offs	(2,392)	(2)	(927)	(654)	(3,975)
Ending balance	$20,191	$2,331	$47,125	$6,391	$76,038

Additionally, the Company records a reserve for unfunded commitments in other liabilities which totaled $6,751,000, $2,309,000 and $5,486,000 at September 30, 2021 and 2020, and December 31, 2020, respectively. There was no provision for credit losses for the three-months ended September 30, 2021. The reversal of provision for credit losses of $3,203,000 reported in the consolidated statement of earnings for the nine-months ended September 30, 2021 is the aggregate reversal of provision for loan losses of $4,468,000 net of the provision for unfunded commitments of $1,265,000. The provision for credit losses was $9,000,000 for the three-months ended September 30, 2020 and was the aggregate of $7,500,000 of provision for loan losses and $1,500,000 for the provision for unfunded commitments. The provision for credit losses was $27,550,000 for the nine-months ended September 30, 2020 and was the aggregate of $26,050,000 of provision for loan losses and $1,500,000 for the provision for unfunded commitments.

The Company’s loans that are individually evaluated for credit losses (both collateral and non-collateral dependent) and their related allowances as of September 30, 2021 and December 31, 2020, are summarized in the following tables by loan segment (in thousands):

September 30, 2021	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$1,311	$2,119	$18,713	$22,143	$610	$3,296	$3,906
Municipal	—	—	121	121	—	—	—
Total Commercial	1,311	2,119	18,834	22,264	610	3,296	3,906
Agricultural	328	621	6,944	7,893	184	1,965	2,149
Real Estate:
Construction & Development	1,225	230	4,872	6,327	6	158	164
Farm	878	87	2,140	3,105	—	6	6
Non-Owner Occupied CRE	2,629	147	33,382	36,158	16	3,959	3,975
Owner Occupied CRE	5,886	665	42,781	49,332	99	3,382	3,481
Residential	3,634	4,765	30,090	38,489	641	2,022	2,663
Total Real Estate	14,252	5,894	113,265	133,411	762	9,527	10,289
Consumer:
Auto	—	589	1,181	1,770	2	2	4
Non-Auto	—	96	337	433	—	2	2
Total Consumer	—	685	1,518	2,203	2	4	6
Total	$15,891	$9,319	$140,561	$165,771	$1,558	$14,792	$16,350

December 31, 2020	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$1,544	$3,471	$25,629	$30,644	$799	$4,592	$5,391
Municipal	—	—	9,439	9,439	—	1,435	1,435
Total Commercial	1,544	3,471	35,068	40,083	799	6,027	6,826
Agricultural	470	606	5,572	6,648	96	886	982
Real Estate:
Construction & Development	1,176	2,661	11,368	15,205	35	617	652
Farm	2,614	4,685	3,349	10,648	654	658	1,312
Non-Owner Occupied CRE	4,009	1,234	17,383	22,626	500	1,421	1,921
Owner Occupied CRE	7,279	3,518	51,933	62,730	657	5,172	5,829
Residential	4,347	4,504	28,196	37,047	676	2,431	3,107
Total Real Estate	19,425	16,602	112,229	148,256	2,522	10,299	12,821
Consumer:
Auto	—	407	1,523	1,930	1	5	6
Non-Auto	—	94	440	534	1	1	2
Total Consumer	—	501	1,963	2,464	2	6	8
Total	$21,439	$21,180	$154,832	$197,451	$3,419	$17,218	$20,637

The following table presents the recorded investment with respect to impaired loans, the associated allowance by the applicable portfolio segment and the unpaid contractual principal balance of the impaired loans at September 30, 2020, in accordance with the legacy “incurred loss” methodology disclosure requirements (in thousands):

September 30, 2020	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to- date Average Recorded Investment	Three- Month Average Recorded Investment
Commercial	$8,226	$967	$5,948	$6,915	$1,234	$8,403	$7,293
Agricultural	1,195	378	589	967	100	1,114	1,026
Real Estate	46,973	20,739	13,579	34,318	1,905	37,216	38,128
Consumer	603	6	467	473	2	547	514
Total	$56,997	$22,090	$20,583	$42,673	$3,241	$47,280	$46,961

The Company’s allowance for loans that are individually evaluated for credit losses and collectively evaluated for credit losses as of September 30, 2021 and December 31, 2020, are summarized in the following table by loan segment (in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

September 30, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$3,906	$—	$2,149	$164	$6
Loans collectively evaluated for credit losses	6,487	315	140	16,698	580
Total	$10,393	$315	$2,289	$16,862	$586

September 30, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$3,975	$3,481	$2,663	$4	$2	$16,350
Loans collectively evaluated for credit losses	6,669	7,408	7,394	956	373	47,020
Total	$10,644	$10,889	$10,057	$960	$375	$63,370

December 31, 2020	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$5,391	$1,435	$982	$652	$1,312
Loans collectively evaluated for credit losses	8,218	117	273	12,860	564
Total	$13,609	$1,552	$1,255	$13,512	$1,876

December 31, 2020 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$1,921	$5,829	$3,107	$6	$2	$20,637
Loans collectively evaluated for credit losses	6,470	6,518	9,494	1,014	369	45,897
Total	$8,391	$12,347	$12,601	$1,020	$371	$66,534

The Company’s allowance for loans that are individually evaluated for credit losses and collectively evaluated for credit losses as of September 30, 2020, are summarized in the following table by loan segment in accordance with the legacy “incurred loss” methodology disclosure requirements (in thousands):

September 30, 2020	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,234	$100	$1,905	$2	$3,241
Loan collectively evaluated for impairment	18,957	2,231	45,220	6,389	72,797
Total	$20,191	$2,331	$47,125	$6,391	$76,038

The Company’s recorded investment in loans as of September 30, 2021 and December 31, 2020, related to the balance in the allowance for credit losses on the basis of the Company’s adopted ASC 326 evaluation methodology follows below (in thousands):

September 30, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$22,143	$121	$7,893	$6,327	$3,105
Loans collectively evaluated for credit losses	797,454	165,726	91,054	650,203	199,959
Total	$819,597	$165,847	$98,947	$656,530	$203,064

September 30, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$36,158	$49,332	$38,489	$1,770	$433	$165,771
Loans collectively evaluated for credit losses	638,800	774,899	1,290,309	392,302	120,017	5,120,723
Total	$674,958	$824,231	$1,328,798	$394,072	$120,450	$5,286,494

December 31, 2020	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$30,644	$9,439	$6,648	$15,205	$10,648
Loans collectively evaluated for credit losses	1,100,738	171,886	88,216	538,754	141,589
Total	$1,131,382	$181,325	$94,864	$553,959	$152,237

December 31, 2020 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$22,626	$62,730	$37,047	$1,930	$534	$197,451
Loans collectively evaluated for credit losses	595,060	684,244	1,211,362	351,665	90,068	4,973,582
Total	$617,686	$746,974	$1,248,409	$353,595	$90,602	$5,171,033

The Company’s recorded investment in loans as of September 30, 2020, related to the balance in the allowance for loan losses on the basis of the Company’s legacy “incurred loss” impairment methodology follows below (in thousands):

September 30, 2020	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$6,915	$967	$34,318	$473	$42,673
Loan collectively evaluated for impairment	1,481,430	93,005	3,253,287	423,284	5,251,006
Total	$1,488,345	$93,972	$3,287,605	$423,757	$5,293,679

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
The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at September 30, 2021 (in millions):

September 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$485	$185	$62	$35	$19	$12	$—	$798
Special mention	2	1	1	1	1	—	—	6
Substandard	5	6	2	2	1	—	—	16
Doubtful	—	—	—	—	—	—	—	—
Total	$492	$192	$65	$38	$21	$12	$—	$820

September 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$22	$17	$6	$22	$17	$82	$—	$166
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$22	$17	$6	$22	$17	$82	$—	$166

September 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$51	$19	$11	$6	$3	$1	$—	$91
Special mention	—	1	—	—	—	—	—	1
Substandard	6	1	—	—	—	—	—	7
Doubtful	—	—	—	—	—	—	—	—
Total	$57	$21	$11	$6	$3	$1	$—	$99

September 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$383	$195	$37	$18	$8	$8	$—	$649
Special mention	3	—	—	—	—	—	—	3
Substandard	2	1	1	—	—	—	—	4
Doubtful	—	—	—	—	—	—	—	—
Total	$388	$196	$38	$18	$8	$8	$—	$656

September 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$94	$46	$16	$11	$8	$25	$—	$200
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	—	1	—	1	—	3
Doubtful	—	—	—	—	—	—	—	—
Total	$94	$47	$16	$12	$8	$26	$—	$203

September 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$158	$156	$98	$75	$35	$117	$—	$639
Special mention	—	1	13	—	7	3	—	24
Substandard	1	—	3	1	3	4	—	12
Doubtful	—	—	—	—	—	—	—	—
Total	$159	$157	$114	$76	$45	$124	$—	$675

September 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$193	$166	$125	$99	$59	$133	$—	$775
Special mention	3	0	1	0	1	1	—	6
Substandard	9	3	4	14	3	10	—	43
Doubtful	—	—	—	—	—	—	—	—
Total	$205	$169	$130	$113	$63	$144	$—	$824

September 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$374	$279	$126	$94	$76	$245	$96	$1,290
Special mention	4	4	—	1	1	3	—	13
Substandard	4	3	3	2	2	10	2	26
Doubtful	—	—	—	—	—	—	—	—
Total	$382	$286	$129	$97	$79	$258	$98	$1,329

September 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$174	$121	$64	$21	$9	$3	$—	$392
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	1	—	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—
Total	$174	$122	$65	$21	$9	$3	$—	$394

September 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$65	$27	$11	$4	$2	$5	$6	$120
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$65	$27	$11	$4	$2	$5	$6	$120

September 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$1,999	$1,211	$556	$385	$236	$631	$102	$5,120
Special mention	12	7	15	2	10	7	—	53
Substandard	27	16	14	20	9	25	2	113
Doubtful	—	—	—	—	—	—	—	—
Total	$2,038	$1,234	$585	$407	$255	$663	$104	$5,286

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at December 31, 2020 (in millions):

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$874	$101	$70	$28	$10	$16	$—	$1,099
Special mention	9	2	—	1	—	—	—	12
Substandard	12	4	4	—	—	—	—	20
Doubtful	—	—	—	—	—	—	—	—
Total	$895	$107	$74	$29	$10	$16	$—	$1,131

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$26	$19	$29	$14	$13	$71	$—	$172
Special mention	—	—	—	—	—	—	—	—
Substandard	2	—	—	5	1	1	—	9
Doubtful	—	—	—	—	—	—	—	—
Total	$28	$19	$29	$19	$14	$72	$—	$181

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$57	$19	$9	$3	$1	$—	$—	$89
Special mention	—	—	—	—	—	—	—	—
Substandard	6	—	—	—	—	—	—	6
Doubtful	—	—	—	—	—	—	—	—
Total	$63	$19	$9	$3	$1	$—	$—	$95

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$371	$97	$36	$19	$7	$9	$—	$539
Special mention	2	4	—	—	—	—	—	6
Substandard	4	1	—	3	—	1	—	9
Doubtful	—	—	—	—	—	—	—	—
Total	$377	$102	$36	$22	$7	$10	$—	$554

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$57	$22	$18	$11	$11	$23	$—	$142
Special mention	—	—	—	—	—	—	—	—
Substandard	7	1	—	1	—	1	—	10
Doubtful	—	—	—	—	—	—	—	—
Total	$64	$23	$18	$12	$11	$24	$—	$152

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$197	$117	$93	$44	$55	$88	$—	$594
Special mention	1	—	1	8	1	—	—	11
Substandard	—	2	—	—	—	11	—	13
Doubtful	—	—	—	—	—	—	—	—
Total	$198	$119	$94	$52	$56	$99	$—	$618

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$176	$132	$105	$75	$65	$132	$—	$685
Special mention	5	5	2	4	1	1	—	18
Substandard	5	4	20	4	1	10	—	44
Doubtful	—	—	—	—	—	—	—	—
Total	$186	$141	$127	$83	$67	$143	$—	$747

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$373	$172	$134	$101	$101	$237	$93	$1,211
Special mention	3	1	1	1	1	3	—	10
Substandard	5	3	3	3	1	10	2	27
Doubtful	—	—	—	—	—	—	—	—
Total	$381	$176	$138	$105	$103	$250	$95	$1,248

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$177	$104	$39	$21	$9	$2	$—	$352
Special mention	—	—	—	—	—	—	—	—
Substandard	1	1	—	—	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—
Total	$178	$105	$39	$21	$9	$2	$—	$354

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$48	$21	$7	$4	$1	$2	$7	$90
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$48	$21	$7	$4	$1	$3	$7	$91

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$2,356	$804	$540	$320	$273	$580	$100	$4,973
Special mention	20	12	4	14	3	4	—	57
Substandard	42	16	27	16	3	35	2	141
Doubtful	—	—	—	—	—	—	—	—
Total	$2,418	$832	$571	$350	$279	$619	$102	$5,171

The following tables summarize the Company’s internal ratings of its loans held-for-investment, at September 30, 2020 (in millions):

September 30, 2020	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$1,440	$16	$32	$—	$1,488
Agricultural	87	5	2	—	94
Real Estate	3,143	45	100	—	3,288
Consumer	422	—	2	—	424
Total	$5,092	$66	$136	$—	$5,294

The Company’s past due loans are as follows (in thousands):

September 30, 2021	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$4,136	$516	$666	$5,318	$814,279	$819,597	$23
Municipal	—	—	—	—	165,847	165,847	—
Total Commercial	4,136	516	666	5,318	980,126	985,444	23
Agricultural	115	1,074	100	1,289	97,658	98,947	—
Real Estate:
Construction & Development	4,676	—	114	4,790	651,740	656,530	—
Farm	1,182	13	—	1,195	201,869	203,064	—
Non-OwnerOccupied CRE	800	0	—	800	674,158	674,958	—
Owner Occupied CRE	260	315	1,537	2,112	822,119	824,231	—
Residential	7,807	475	415	8,697	1,320,101	1,328,798	—
Total Real Estate	14,725	803	2,066	17,594	3,669,987	3,687,581	—
Consumer:
Auto	323	43	7	373	393,699	394,072	—
Non-Auto	59	3	—	62	120,388	120,450	—
Total Consumer	382	46	7	435	514,087	514,522	—
Total	$19,358	$2,439	$2,839	$24,636	$5,261,858	$5,286,494	$23

December 31, 2020	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,647	$406	$576	$4,629	$1,126,753	$1,131,382	$21
Municipal	—	—	—	—	181,325	181,325	—
Total Commercial	3,647	406	576	4,629	1,308,078	1,312,707	21
Agricultural	193	95	—	288	94,576	94,864	—
Real Estate:
Construction & Development	4,775	44	—	4,819	549,140	553,959	—
Farm	708	—	—	708	151,529	152,237	—
Non-Owner Occupied CRE	613	—	—	613	617,073	617,686	—
Owner Occupied CRE	1,393	322	133	1,848	745,126	746,974	—
Residential	8,072	18	275	8,365	1,240,044	1,248,409	33
Total Real Estate	15,561	384	408	16,353	3,302,912	3,319,265	33
Consumer:
Auto	551	158	75	784	352,811	353,595	59
Non-Auto	214	24	—	238	90,364	90,602	—
Total Consumer	765	182	75	1,022	443,175	444,197	59
Total	$20,166	$1,067	$1,059	$22,292	$5,148,741	$5,171,033	$113

September 30, 2020	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$5,165	$476	$116	$5,757	$1,482,588	$1,488,345	$—
Agricultural	103	50	6	159	93,813	93,972	—
Real Estate	10,905	—	306	11,211	3,276,394	3,287,605	1
Consumer	541	80	31	652	423,105	423,757	22
Total	$16,714	$606	$459	$17,779	$5,275,900	$5,293,679	$23

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

	Three-Months Ended September 30, 2021			Nine-Months Ended September 30, 2021
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial:
C&I	—	$—	$—	4	$361	$361
Municipal	—	—	—	—	—	—
Total Commercial	—	—	—	4	361	361
Agricultural	—	—	—	1	68	68
Real Estate:
Construction & Development	—	—	—	1	200	200
Farm	—	—	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—	—	—
Owner Occupied CRE	—	—	—	3	1,047	1,047
Residential	2	77	77	5	519	519
Total Real Estate	2	77	77	9	1,766	1,766
Consumer:
Auto	1	19	19	2	51	51
Non-Auto	1	9	9	1	9	9
Total Consumer	2	28	28	3	60	60
Total	4	$105	$105	17	$2,255	$2,255

	Three-Months Ended September 30, 2020			Nine-Months Ended September 30, 2020
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial	2	$667	$667	11	$1,151	$1,151
Agricultural	—	—	—	1	134	134
Real Estate	2	112	112	3	236	236
Consumer	—	—	—	1	14	14
Total	4	$779	$779	16	$1,535	$1,535

The balances below provide information as to how the loans were modified as troubled debt restructured loans (in thousands):

	Three-Months Ended September 30, 2021			Nine-Months Ended September 30, 2021
	Adjusted		Combined	Adjusted		Combined
	Interest	Maturity	Rate and	Interest	Maturity	Rate and
	Rate	Extended	Maturity	Rate	Extended	Maturity
Commercial:
C&I	$—	$—	$—	$—	$212	$149
Municipal	—	—	—	—	—	—
Total Commercial	—	—	—	—	212	149
Agricultural	—	—	—	—	68	—
Real Estate:
Construction & Development	—	—	—	—	200	—
Farm	—	—	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—	—	—
Owner Occupied CRE	—	—	—	—	—	1,047
Residential	—	18	59	—	263	256
Total Real Estate	—	18	59	—	463	1,303
Consumer:
Auto	—	—	19	—	—	51
Non-Auto	—	—	9	—	—	9
Total Consumer	—	—	28	—	—	60
Total	$—	$18	$87	$—	$743	$1,512

	Three-Months Ended September 30, 2020			Nine-Months Ended September 30, 2020
	Adjusted		Combined	Adjusted		Combined
	Interest	Maturity	Rate and	Interest	Maturity	Rate and
	Rate	Extended	Maturity	Rate	Extended	Maturity
Commercial	$—	$658	$9	$—	$918	$233
Agricultural	—	—	—	—	134	—
Real Estate	—	—	112	—	—	236
Consumer	—	—	—	—	14	—
Total	$—	$658	$121	$—	$1,066	$469

During the three and nine-months ended September 30, 2021, one loan was modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. During the three and nine-months ended September 30, 2020, no loans were modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or more or results in the foreclosure and repossession of the applicable collateral.

As of September 30, 2021, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.
Note 4 - Loans Held-for-Sale

Loans held-for-sale totaled $47,721,000, $101,055,000 and $83,969,000 at September 30, 2021 and 2020, and December 31, 2020, respectively. At September 30, 2021 and 2020, and December 31, 2020, $1,640,000, $6,389,000 and $4,384,000 are valued at the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

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

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions (in thousands):

September 30, 2021:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$141,121	$1,701	$—
Forward mortgage-backed securities trades	145,000	828	—

September 30, 2020:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$247,751	$5,967	$—
Forward mortgage-backed securities trades	232,000	—	872

December 31, 2020:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$202,906	$4,618	$—
Forward mortgage-backed securities trades	198,000	—	1,560

Note 6 – Borrowings

Borrowings consisted of the following (dollars in thousands):

	September 30,		December 31,
	2021	2020	2020
Securities sold under agreements with customers to repurchase	$612,239	$468,913	$412,743
Federal funds purchased	36,440	4,250	17,350
Advances from Federal Home Loan Bank of Dallas	—	30,000	—
Total	$648,679	$503,163	$430,093

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

The Company renewed its loan agreement, effective June 30, 2021, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25,000,000 on a revolving line of credit. There was no outstanding balance under the line of credit as of September 30, 2021 and 2020, or December 31, 2020.

Note 7 - Income Taxes

Income tax expense was $11,641,000 for the third quarter of 2021 as compared to $10,335,000 for the same period in 2020. The Company’s effective tax rates on pretax income were 16.50% and 16.35% for the third quarters of 2021 and 2020, respectively. Income tax expense was $33,770,000 for the nine-months ended September 30, 20211 as compared to $28,233,000 for the same period in 2020. The Company’s effective tax rates on pretax income were 16.39% and 16.43% for the nine-months ended September 30, 2021 and 2020, respectively. The effective tax rates differ from the statutory federal tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and excess tax benefits related to our directors’ deferred compensation plan.

Note 8 - Stock Based Compensation

Omnibus Stock and Incentive Plan

On April 27, 2021, the Company’s shareholders approved a new 2021 Omnibus Stock and Incentive Plan (“2021 Plan”) and reserved 2,500,000 shares of the Company’s common stock for issuance under this plan. At September 30, 2021, the Company had 2,207,511 shares of stock remaining for issuance under the plan. The 2021 Plan supersedes all prior stock option and restricted stock plans with shares previously reserved for issuance under such plans cancelled.

The Company grants restricted stock units under compensation arrangements for the benefit of employees, executive officers and directors. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements. The following table summarizes information about the changes in restricted stock units for the nine-months ended September 30, 2021. There was no restricted stock unit activity for the nine-months ended September 30, 2020.

	For the nine-months ended September 30,
	2021
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	—	$—
Grants	22,597	48.91
Vesting	—	—
Forfeited/expired	—	—
Balance at end of period	22,597	$48.91

The Company awards performance-based restricted stock units to executive officers and other officers and employees. Under the terms of the award, the number of units that will vest and convert to shares of common stock will be based on the extent to which the Company achieves specified performance criteria during the fixed three-year performance period. The number of shares issued upon vesting will range from 0% to 200% of the PSUs granted. The PSUs vest at the end of a three-year period based 50% each on average adjusted earnings per share growth and return on average assets as reported, adjusted for unusual gains/losses, merger expenses, and other items as approved by the compensation committee of the Company's board of directors. Performance for each period is measured relative to other publicly traded banks with $10 billion to $50 billion in assets. Compensation expense for the PSUs will be estimated each period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards.

The following table summarizes information about the changes in performance stock units as of and for the nine-months ended September 30, 2021. There was no performance stock unit activity during the nine-months ended September 30, 2020.

	For the nine-months ended September 30,
	2021
	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	—	$—
Grants	22,597	48.91
Vesting	—	—
Forfeited/expired	—	—
Balance at end of period	22,597	$48.91

Restricted Stock Plan

On April 28, 2015, shareholders of the Company approved the 2015 Restricted Stock Plan (the “2015 Plan”) for selected employees, officers, non-employee directors and consultants. On April 27, 2021, the 2015 Plan was superseded by the new 2021 Plan and all shares previously reserved for issuance under the 2015 Plan were cancelled.

The following table summarizes information about vested and unvested restricted stock.

	For the nine-months ended September 30,
	2021		2020
	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	95,888	$29.89	105,309	$29.93
Grants	12,110	49.58	32,149	28.55
Vesting	(31,081)	28.42	(36,880)	30.20
Forfeited/expired	(1,389)	32.76	(239)	29.70
Balance at end of period	75,528	$33.60	100,339	$29.39

The total fair value of restricted stock vested for the nine-months ended September 30, 2021 and 2020, was $883,000 and $1,114,000, respectively.

The Company recorded consolidated restricted stock, restricted stock unit and performance-based restricted stock unit expense for employees of $347,000 and $419,000, respectively, for the three-months ended September 30, 2021 and 2020, respectively. The Company recorded consolidated restricted stock, restricted stock unit and performance-based restricted stock unit expense for employees of $926,000 and $1,016,000 for the nine-months ended September 30, 2021 and 2020, respectively. The Company recorded director expense related to these restricted stock grants of $150,000 for the three-months ended September 30, 2021 and 2020, respectively. The Company recorded director expense related to these restricted stock grants of $450,000 and $485,000 for the nine-months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021 and 2020, there were $3,556,000 and $1,872,000, respectively, of total unrecognized compensation cost related to consolidated unvested restricted stock, restricted stock units and performance-based restricted stock units which is expected to be recognized over a weighted-average period of 1.49 years and 1.51 years, respectively. At September 30, 2021 and 2020, and December 31, 2020, there was $72,000, $64,000 and $49,000, respectively, accrued in other liabilities related to dividends and dividend equivalent units declared to be paid upon vesting.

Stock Option Plans

Prior to the approval of the 2021 Plan, the 2012 Incentive Stock Option Plan (the “2012 Plan”) provided for the granting of options to employees of the Company at prices not less than market value at the date of grant. On April 27, 2021, the 2012 Plan was superseded by the new 2021 Plan and all previous reserved shares were cancelled and the 2021 Plan reserved 2,500,000 shares for future issuances. The 2012 Plan provided that options granted vest and are exercisable after two years from the date of grant and vest at a rate of 20% each year thereafter and have a 10-year term. The most recent grant from the 2021 Plan provided that 20% of the options granted vest and are exercisable after one year from the date of grant and the remaining options vest and are exercisable at a rate of 20% each year thereafter and have a 10-year term. Shares are issued under the 2012 Plan and the 2021 Plan from available authorized shares. An analysis of stock option activity for the nine-months ended September 30, 2021 is presented in the table and narrative below:

	Shares	Weighted- Average Ex. Price
Outstanding, December 31, 2020	1,833,057	$20.85
Granted	212,588	48.91
Exercised	(273,646)	17.12
Cancelled	(27,240)	25.73
Outstanding, September 30, 2021	1,744,759	24.78
Exercisable, September 30, 2021	830,161	$19.04

The options outstanding at September 30, 2021 had exercise prices ranging between $7.87 and $48.91. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees.

The Company recorded stock option expense totaling $296,000 and $344,000 for the three-months ended September 30, 2021 and 2020, respectively. The Company recorded stock option expense totaling $987,000 and $1,033,000 for the nine-months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, there was $4,863,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements related to stock options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.99 years. The total fair value of shares vested during the nine-months ended September 30, 2021 and 2020 was $1,246,000 and $878,000, respectively.

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

There were no transfers between Level 2 and Level 3 during the three and nine-months ended September 30, 2021 and 2020, and the year ended December 31, 2020.

The following table summarizes the Company’s available-for-sale securities, loans held-for-sale, and derivatives which are measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

September 30, 2021

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of states and political subdivisions	$—	$2,665,367	$—	$2,665,367
Corporate bonds	—	32,984	—	32,984
Residential mortgage-backed securities	—	3,028,149	—	3,028,149
Commercial mortgage-backed securities	—	389,016	—	389,016
Other securities	4,468	—	—	4,468
Total	$4,468	$6,115,516	$—	$6,119,984
Loans held-for-sale	$—	$46,081	$—	$46,081
IRLCs	$—	$1,701	$—	$1,701
Forward mortgage-backed securities trades asset	$—	$828	$—	$828

September 30, 2020

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of states and political subdivisions	$—	$2,367,489	$—	$2,367,489
Residential mortgage-backed securities	—	1,509,054	—	1,509,054
Commercial mortgage-backed securities	—	550,168	—	550,168
Other securities	4,569	—	—	4,569
Total	$4,569	$4,426,711	$—	$4,431,280
Loans held-for-sale	$—	$94,666	$—	$94,666
IRLCs	$—	$5,967	$—	$5,967
Forward mortgage-backed securities trades liability	$—	$(872)	$—	$(872)

December 31, 2020

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of state and political subdivisions	$—	$2,426,876	$—	$2,426,876
Residential mortgage-backed securities	—	1,472,280	—	1,472,280
Commercial mortgage-backed securities	—	489,316	—	489,316
Other securities	4,557	—	—	4,557
Total	$4,557	$4,388,472	$—	$4,393,029
Loans held-for-sale	$—	$79,585	$—	$79,585
IRLCs	$—	$4,618	$—	$4,618
Forward mortgage-backed securities trades liability	$—	$(1,560)	$—	$(1,560)

The following table summarizes the Company’s loans held-for-sale at fair value and the net unrealized gains as of the balance sheet dates shown below (in thousands):

	September 30,		December 31,
	2021	2020	2020
Unpaid principal balance on loans held-for-sale	$44,784	$91,091	$76,602
Net unrealized gains on loans held-for-sale	1,297	3,575	2,983
Loans held-for-sale at fair value	$46,081	$94,666	$79,585

The following table summarizes the Company’s gains on sale and fees of mortgage loans for the three and nine-months ended September 30, 2021 and 2020 (in thousand):

	Three-Months ended September 30,		Nine-Months ended September 30,
	2021	2020	2021	2020
Realized gain on sale and fees on mortgage loans*	$9,050	$13,494	$29,245	$25,676
Change in fair value on loans held-for-sale and IRLCs	(1,466)	1,508	(4,659)	7,800
Change in forward mortgage-backed securities trades	1,204	226	2,387	(720)
Total gain on sale of mortgage loans	$8,788	$15,228	$26,973	$32,756

* This includes gains on loans held-for-sale carried under the fair value method and lower of cost or market.

No residential mortgage loans held-for-sale were 90 days or more past due or considered impaired as of September 30, 2021 or 2020, or December 31, 2020. No significant credit losses were recognized on residential mortgage loans held-for-sale for the three and nine-months ended September 30, 2021 and 2020.

Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three and nine-months ended September 30, 2021 and 2020 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no other real estate owned properties that were re-measured subsequent to their initial transfer to other real estate owned during the three and nine-months ended September 30, 2021 and 2020.

At September 30, 2021 and 2020, and December 31, 2020, other real estate owned totaled $28,000, $157,000 and $119,000, respectively.

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

	September 30,				December 31,
	2021		2020		2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$201,901	$201,901	$175,088	$175,088	$211,113	$211,113	Level 1
Interest-bearing demand deposits in banks	359,241	359,241	58,933	58,933	517,971	517,971	Level 1
Available-for-sale securities	6,119,984	6,119,984	4,431,280	4,431,280	4,393,029	4,393,029	Levels 1 and 2
Loans held-for-investment, net of allowance for credit losses	5,223,124	5,236,471	5,217,641	5,212,972	5,104,499	5,109,885	Level 3
Loans held-for-sale	47,721	47,748	101,055	101,480	83,969	84,233	Level 2
Accrued interest receivable	43,516	43,516	39,804	39,804	53,433	53,433	Level 2
Deposits with stated maturities	469,867	470,985	469,978	472,193	475,542	477,218	Level 2
Deposits with no stated maturities	9,423,250	9,423,250	7,824,910	7,824,910	8,200,275	8,200,275	Level 1
Borrowings	648,679	648,679	503,163	503,163	430,093	430,093	Level 2
Accrued interest payable	294	294	485	485	377	377	Level 2
IRLCs	1,701	1,701	5,967	5,967	4,618	4,618	Level 2
Forward mortgage-backed securities trades asset (liability)	828	828	(872)	(872)	(1,560)	(1,560)	Level 2

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
•
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

The following is an update on our response through the date of filing:

•
The Company assisted borrowers in the second round of the Paycheck Protection Program (“PPP”) under the December 2020 Bipartisan-Bicameral Omnibus COVID Relief Deal through the expiration of the program on May 31, 2021. See Participation in the PPP Loan Program in the following section. We did not participate in the PPP Facility program.
•
We are continuing to encourage our employees to take the COVID vaccinations when available and allowing employees and customers to wear a mask on an optional basis based on their preferences.
•
COVID continues to be a source of disruption in the U.S. supply chain impacting the overall economic recovery currently. Continued delays in the supply chain may cause delays in the future economic recovery in the United States.

Recent actions taken by the U.S. government to further mitigate the economic effects of COVID may also have an impact on our financial position and results of operations.

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

Stock Repurchase

On March 12, 2020, the Company’s Board of Directors authorized the repurchase of up to 4.00 million common shares through September 30, 2021. On July 27, 2021, the Company’s Board of Directors renewed the prior authorization and authorized the repurchase of up to 5.00 million common shares through July 31, 2023. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases are considered beneficial to the Company and its stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through September 30, 2021, the Company repurchased and retired 324,802 shares (all during the months of March and April of 2020) totaling $8.01 million under the previous repurchase plan.

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

Participation in PPP Loan Program

The Company elected to participate in the first and second rounds of PPP loan program processing a total of 9,709 loans and funded $970.87 million from March 31, 2020 through September 30, 2021. The Company has received fees totaling approximately $40.16 million and incurred incremental direct origination costs of $3.62 million related to its participation in the PPP loan program from March 31, 2020 through the expiration of the program on May 31, 2021, both of which have been deferred and are being amortized over the shorter of the repayment period or the contractual life of these loans. During the first nine months of 2021, the Company recognized $19.13 million in interest income related to PPP loan fees. The remainder of the PPP loan deferred fees totaled approximately $6.09 million at September 30, 2021, including approximately $6.03 million for 2021 originations for the second round of PPP loans. These remaining deferred fees related to the second round of PPP loans will be amortized over the shorter of the repayment period or the contractual life of 60 months. Additional information related to the Company’s PPP loan balances are included in the following table (dollars in thousands):

	PPP Loans Originated		PPP Amounts as of September 30, 2021
	Number of Loans	Amount	Number of Loans	Period- End Amount, Net	Un-amortized Fees	Recognized Fees During the Quarter Ended September 30, 2021	Recognized Fees During the Nine-Months Ended September 30, 2021
PPP Round 1	6,530	$703,450	51	$4,324	$63	$1,044	$11,210
PPP Round 2	3,179	267,423	1,298	135,010	6,025	6,590	7,916
PPP Total	9,709	$970,873	1,349	$139,334	$6,088	$7,634	$19,126

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

Results of Operations

Performance Summary. Net earnings for the third quarter of 2021 were $58.93 million, up $6.07 million or 11.49%, when compared with earnings of $52.86 million for the third quarter of 2020. Diluted earnings per share was $0.41 for the third quarter of 2021 compared with $0.37 in the same quarter a year ago.

The return on average assets was 1.90% for the third quarter of 2021, as compared to 2.01% for the third quarter of 2020. The return on average equity was 13.43% for the third quarter of 2021 as compared to 13.14% for the third quarter of 2020.

Net earnings for the nine-month period ended September 30, 2021 were $172.23 million compared to $143.56 million for the same period in 2020. Diluted earnings per share for the first nine months of 2021 were $1.20 compared to $1.01 for the same period in 2020.

The return on average assets was 1.94% for the first nine months of 2021 as compared to 1.91% for the same period a year ago. The return on average equity was 13.55% for the first nine months of 2021 as compared to 12.46% for the first nine months of 2020.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $99.45 million for the third quarter of 2021, as compared to $92.38 million for the same period last year. The increase in 2021 compared to 2020 was largely attributable to the increase in interest-earning assets primarily derived from an increase in investment securities held and the impact of the Company’s swift deployment of the PPP loan program which brought new business from other banks. Average earning assets were $11.58 billion for the third quarter of 2021, as compared to $9.80 billion during the third quarter of 2020. The increase of $1.77 billion in average earning assets in 2021 when compared to 2020 was primarily a result of increases of tax-exempt securities of $484.57 million, interest-bearing deposits in nonaffiliated banks of $389.45 million and taxable securities of $893.67 million when compared to September 30, 2020 balances. Average interest-bearing liabilities were $6.95 billion for the third quarter of 2021, as compared to $5.75 billion in the same period in 2020. The increase in average interest-bearing liabilities primarily resulted from our customers depositing their PPP loan amounts into our Bank and organic growth. The yield on earning assets decreased 38 basis points while the rate paid on interest-bearing liabilities decreased seven basis points for the third quarter of 2021 compared to the third quarter of 2020.

Tax-equivalent net interest income was $286.41 million for the first nine months of 2021 as compared to $267.25 million for the same period last year. The increase in 2021 compared to 2020 was largely attributable to the increase in interest earning assets primarily derived from an increase in investment securities held and the impact of the Company’s swift deployment of the PPP loan program which brought new business from other banks. Average earning assets increased $1.77 billion for the first nine months of 2021 over the same period in 2020. Average tax exempt securities increased $722.10 million, interest-bearing deposits in nonaffiliated banks increased $414.23 million and loans increased $255.26 million, respectively, for the first nine months of 2021 over the first nine months of 2020. Average interest-bearing liabilities increased $983.95 million for the first nine months of 2021, as compared to the same period in 2020 primarily resulting from our customers depositing their PPP loan amounts into our Bank and internal organic growth. The yield on earning assets decreased 49 basis points while the rate paid on interest-bearing liabilities decreased 19 basis points for the first nine months of 2021 compared to the first nine months of 2020.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (in thousands):

	Three-Months Ended September 30, 2021 Compared to Three-Months Ended September 30, 2020			Nine-Months Ended September 30, 2021 Compared to Nine-Months Ended September 30, 2020
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Short-term investments	$102	$74	$176	$1,377	$(1,665)	$(288)
Taxable investment securities	4,928	(4,869)	59	6,834	(13,748)	(6,914)
Tax-exemptinvestment securities (1)	3,705	(1,741)	1,964	17,331	(6,911)	10,420
Loans (1) (2)	45	4,081	4,126	9,853	(1,387)	8,466
Interest income	8,780	(2,455)	6,325	35,395	(23,711)	11,684
Interest-bearing deposits	421	(1,145)	(724)	2,349	(9,047)	(6,698)
Short-term borrowings	25	(48)	(23)	(188)	(582)	(770)
Interest expense	446	(1,193)	(747)	2,161	(9,629)	(7,468)
Net interest income	$8,334	$(1,262)	$7,072	$33,234	$(14,082)	$19,152

(1)
Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(2)
Non-accrual loans are included in loans.

The net interest margin, on a tax equivalent basis, was 3.41% for the third quarter of 2021, a decrease of 34 basis points from the same period in 2020. The net interest margin for the first nine months of 2021 was 3.43%, a decrease of 38 basis points from the same period in 2020. We have continued to experience downward pressures on our net interest margin in 2021 and 2020 primarily due to (i) the extended period of fluctuating historically low levels of short-term interest rates and (ii) the flat to inverted yield curve currently being experienced in the bond market. Additionally, the net interest margin was particularly impacted in the third quarter of 2021 as a result of the overall level of excess liquidity, which totaled $561.14 million at September 30, 2021, pending investment. We have been able to somewhat mitigate the impact of these lower short-term interest rates and the flat/inverted yield curve by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk and reducing the rates paid on our interest-bearing liabilities. In March 2020, as the market experienced volatility, we took advantage of that volatility to purchase high quality municipal bonds at favorable tax-equivalent interest yields. The Federal Reserve increased rates 100 basis points in 2018 but then decreased rates 75 basis points during the third and fourth quarters of 2019 and then an additional 150 basis points in the first quarter of 2020, resulting in a current target rate range of zero to 25 basis points.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three-Months Ended September 30,
	2021			2020
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$614,105	$238	0.15%	$225,113	$62	0.11%
Taxable investment securities (2)	3,081,215	12,122	1.57	2,187,547	12,063	2.21
Tax-exempt investment securities (2)(3)	2,542,606	17,701	2.78	2,058,032	15,737	3.06
Loans (3)(4)	5,337,807	70,807	5.26	5,334,174	66,681	4.97
Total earning assets	11,575,733	$100,868	3.46%	9,804,866	$94,543	3.84%
Cash and due from banks	205,929			186,177
Bank premises and equipment, net	147,071			139,758
Other assets	97,827			98,261
Goodwill and other intangible assets, net	317,327			319,059
Allowance for credit losses	(63,055)			(71,881)
Total assets	$12,280,832			$10,476,240
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$6,346,267	$1,340	0.08%	$5,270,600	$2,064	0.16%
Short-term borrowings	599,934	76	0.05	482,555	99	0.08
Total interest-bearing liabilities	6,946,201	$1,416	0.08%	5,753,155	$2,163	0.15%
Noninterest-bearing deposits	3,490,685			3,016,700
Other liabilities	103,446			106,295
Total liabilities	10,540,332			8,876,150
Shareholders’ equity	1,740,500			1,600,090
Total liabilities and shareholders’ equity	$12,280,832			$10,476,240
Net interest income		$99,452			$92,380
Rate Analysis:
Interest income/earning assets			3.46%			3.84%
Interest expense/earning assets			(0.05)			(0.09)
Net interest margin			3.41%			3.75%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(4)
Non-accrual loans are included in loans.

	Nine-Months Ended September 30,
	2021			2020
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$684,263	$615	0.12%	$269,704	$903	0.45%
Taxable investment securities (2)	2,665,988	33,834	1.69	2,283,064	40,748	2.38
Tax-exempt investment securities (2)(3)	2,458,352	52,090	2.83	1,736,250	41,670	3.20
Loans (3)(4)	5,339,398	204,721	5.13	5,084,136	196,255	5.16
Total earning assets	11,148,001	$291,260	3.49%	9,373,154	$279,576	3.98%
Cash and due from banks	204,246			188,241
Bank premises and equipment, net	144,566			139,600
Other assets	97,234			91,324
Goodwill and other intangible assets, net	317,726			318,902
Allowance for credit losses	(64,446)			(64,742)
Total assets	$11,847,327			$10,046,479
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$6,165,740	$4,595	0.10%	$5,104,096	$11,293	0.30%
Short-term borrowings	528,599	260	0.07	606,291	1,030	0.23
Total interest-bearing liabilities	6,694,339	$4,855	0.10%	5,710,387	$12,323	0.29%
Noninterest-bearing deposits	3,349,719			2,714,173
Other liabilities	103,354			82,670
Total liabilities	10,147,412			8,507,230
Shareholders’ equity	1,699,915			1,539,249
Total liabilities and shareholders’ equity	$11,847,327			$10,046,479
Net interest income		$286,405			$267,253
Rate Analysis:
Interest income/earning assets			3.49%			3.98%
Interest expense/earning assets			(0.06)			(0.17)
Net interest margin			3.43%			3.81%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(4)
Non-accrual loans are included in loans.

Noninterest Income. Noninterest income for the third quarter of 2021 was $37.73 million compared to $38.58 million in the same quarter of 2020. Increases in certain categories of noninterest income included (1) trust fees of $2.02 million, (2) service charges on deposits of $664 thousand, (3) ATM, interchange and credit card fees of $1.15 million and (4) interest on loan recoveries of $1.54 million when compared to the third quarter of 2020. Mortgage related income was $8.79 million in the third quarter of 2021 compared to $15.23 million in the third quarter of 2020 due to lower overall origination volumes. The increase in trust fees resulted from an increase in assets under management over the prior year and overall improvement in market prices. The fair value of trust assets managed, which are not reflected in our consolidated balance sheets, totaled $8.08 billion at September 30, 2021, up 16.23% when compared to $6.95 billion at September 30, 2020. The increase in ATM, interchange and credit card fees was driven by continued growth in the number of net new accounts and debit cards issued and overall customer utilization.

Noninterest income for the nine-month period ended September 30, 2021 was $107.27 million, an increase of $3.05 million compared to the same period in 2020. Trust fees increased $4.62 million to $26.48 million for the first nine-months of 2021 compared to the same period of 2020. The fair value of Trust assets managed increased to $8.08 billion at September 30, 2021 when compared with $6.95 billion at September 30, 2020. ATM, interchange and credit card fees increased $4.23 million, or 17.56%, to $28.32 million compared with $24.09 million in the same period last year due to continued growth in debit cards. Interest on loan recoveries increased to $2.83 million for the nine-months ended September 30, 2021 as compared to $621 thousand for the same period of 2020. Mortgage related income was $26.97 million in the first nine months of 2021 compared to $32.76 million in the same period of 2020 due to lower overall origination volumes. Gains on available-for-sale securities were $814 thousand for the first nine months of 2021 compared to $3.61 million for the same period in 2020.

ATM and interchange fees are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. ATM and interchange fees consist of income from debit card usage, point of sale income for debit card transactions and ATM service fees.

Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is limited to the sum of 21 cents per transaction plus 5 basis points multiplied by the value of the transaction. Management has estimated the impact of this reduction in ATM and interchange fees to approximate $16 million annually (pre-tax) once the Federal Reserve rules apply to the Company. Federal Reserve requirements stipulate that these rules would go into effect on July 1st following the year-end in which a financial institution’s total assets exceeded $10 billion at December 31st. At September 30, 2021, the Company’s total assets exceeded the $10 billion threshold, due primarily to the effect of the Company’s participation in the PPP loan program and growth in deposits from related activities. However, on November 20, 2020, the federal bank regulatory agencies announced an interim final rule that provides temporary relief for certain community banking organizations that have crossed this threshold as of December 31, 2020 if they had less than $10 billion in assets as of December 31, 2019. Under the interim final rule, these banks, which includes us, will generally have until 2022 to either reduce their size, or to prepare for the regulatory and reporting standards under the Dodd-Frank Act. Management will continue to monitor the Company’s balance sheet levels and prepare for the effects of this future loss of debit card income.

Table 3 - Noninterest Income (in thousands):

	Three-Months Ended September 30,			Nine-Months Ended September 30,
	2021	Increase (Decrease)	2020	2021	Increase (Decrease)	2020
Trust fees	$9,484	$2,023	$7,461	$26,475	$4,616	$21,859
Service charges on deposit accounts	5,673	664	5,009	15,394	152	15,242
ATM, interchange and credit card fees	9,793	1,149	8,644	28,323	4,230	24,093
Gain on sale and fees on mortgage loans	8,788	(6,440)	15,228	26,973	(5,783)	32,756
Net gain on sale of available-for-sale securities	1	(35)	36	814	(2,796)	3,610
Net gain on sale of foreclosed assets	27	8	19	83	11	72
Net gain on sale of assets	(6)	(4)	(2)	213	123	90
Interest on loan recoveries	1,746	1,544	202	2,832	2,211	621
Other:
Check printing fees	88	33	55	155	(22)	177
Safe deposit rental fees	192	7	185	690	135	555
Credit life fees	256	126	130	835	139	696
Brokerage commissions	337	36	301	1,039	19	1,020
Wire transfer fees	367	61	306	1,037	198	839
Miscellaneous income	980	(21)	1,001	2,410	(186)	2,596
Total other	2,220	242	1,978	6,166	283	5,883
Total Noninterest Income	$37,726	$(849)	$38,575	$107,273	$3,047	$104,226

Noninterest Expense. Total noninterest expense for the third quarter of 2021 was $62.94 million, an increase of $7.35 million, or 13.21%, as compared to the same period of 2020. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the third quarter of 2021 was 45.88 % compared to 42.45% for the same quarter in 2020.

Salaries, commissions and employee benefits for the third quarter of 2021 totaled $37.09 million, compared to $33.65 million for the same period in 2020. The increase over the prior year was primarily driven by (i) annual merit-based pay increases that were effective March 1, 2021 and (ii) increases in incentive compensation and profit sharing expenses in the third quarter of 2021. All other categories of noninterest expense for the third quarter of 2021 totaled $25.85 million, up from $21.94 million in the same quarter a year ago.

Total noninterest expense for the first nine months of 2021 was $180.04 million, an increase of $15.80 million when compared to $164.23 million in the same period in 2020. Our efficiency ratio for the first nine months of 2021 was 45.73%, compared to 44.21% for the same period in 2020.

Salaries, commissions and employee benefits for the first nine months of 2021 totaled $107.07 million, an increase of $12.96 million when compared to the same period in 2020. The increase was primarily driven by (i) annual pay increases that were effective March 1, 2021, (ii) increases in incentive compensation and profit sharing expenses in the first nine months of 2021 and (iii) the deferral of $3.62 million PPP origination costs in the first nine months of 2020. All other categories of noninterest expense for the first nine months of 2021 totaled $72.97 million, an increase of $2.84 million when compared to the same period of 2020. Included in noninterest expense in the first nine months of 2020 were technology contract termination and conversion related costs totaling $4.40 million related to the TB&T acquisition.

Table 4 - Noninterest Expense (in thousands):

	Three-Months Ended September 30,			Nine-Months Ended September 30,
	2021	Increase (Decrease)	2020	2021	Increase (Decrease)	2020
Salaries and commissions	$28,107	$1,637	$26,470	$81,079	$8,636	$72,443
Medical	3,200	739	2,461	8,795	1,353	7,442
Profit sharing	2,630	1,085	1,545	7,035	2,540	4,495
401(k) match expense	881	41	840	2,771	195	2,576
Payroll taxes	1,627	57	1,570	5,471	371	5,100
Stock based compensation	645	(118)	763	1,916	(133)	2,049
Total salaries and employee benefits	37,090	3,441	33,649	107,067	12,962	94,105
Net occupancy expense	3,288	95	3,193	9,676	355	9,321
Equipment expense	2,450	293	2,157	6,791	549	6,242
FDIC assessment fees	815	228	587	2,282	1,187	1,095
ATM, interchange and credit card expense	2,935	106	2,829	8,746	322	8,424
Professional and service fees	2,406	169	2,237	6,936	(391)	7,327
Printing, stationery and supplies	432	(183)	615	1,246	(468)	1,714
Operational and other losses	1,087	466	621	1,908	(17)	1,925
Software amortization and expense	2,855	590	2,265	8,303	2,004	6,299
Amortization of intangible assets	398	(92)	490	1,222	(285)	1,507
Other:
Data processing fees	501	134	367	1,345	111	1,234
Postage	420	43	377	1,086	24	1,062
Advertising	856	608	248	2,182	1,129	1,053
Correspondent bank service charges	267	32	235	757	91	666
Telephone	679	(233)	912	2,777	(11)	2,788
Public relations and business development	890	342	548	2,344	395	1,949
Directors’ fees	588	41	547	1,800	17	1,783
Audit and accounting fees	515	(50)	565	1,501	(278)	1,779
Legal fees and other related costs	438	99	339	1,869	832	1,037
Regulatory exam fees	374	98	276	1,048	219	829
Travel	348	128	220	945	213	732
Courier expense	234	17	217	698	64	634
Other real estate owned	10	(8)	18	49	(40)	89
Other	3,063	982	2,081	7,458	(3,181)	10,639
Total other	9,183	2,233	6,950	25,859	(415)	26,274
Total Noninterest Expense	$62,939	$7,346	$55,593	$180,036	$15,803	$164,233

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. As of September 30, 2021, total loans held-for-investment were $5.29 billion, an increase of $115.46 million, as compared to December 31, 2020. During the third quarter of 2021, $181.06 million of PPP loans originated were forgiven. Total PPP loans outstanding were $139.33 million at September 30, 2021, which are included in the Company’s commercial loan totals. PPP loan balances accounted for $229.81 million in average balances for the quarter ended September 30, 2021. At September 30, 2021, approximately $6.09 million of deferred loan fees related to PPP loans, including approximately $6.03 million for 2021 originations, continues to be amortized over the shorter of the repayment period or the contractual life of 24 to 60 months.

As compared to year-end 2020 balances, total real estate loans increased $368.32 million, total commercial loans decreased $327.26 million, agricultural loans increased $4.08 million and total consumer loans increased $70.33 million. Loans averaged $5.34 billion for the third quarter of 2021, an increase of $3.63 million from the prior year third quarter average balances. Loans averaged $5.34 billion for the first nine months of 2021, an increase of $255.26 million from the prior year nine-month period average balances.

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

The loans originated as a result of the Company’s participation in the PPP program, discussed in further detail on page 41, are included in the C&I loan portfolio segment as of September 30, 2021 and December 31, 2020.

Table 5 outlines the composition of the Company’s held-for-investment loans by portfolio segment. For all periods prior to December 31, 2020, management has elected to maintain its previously disclosed loan portfolio segments.

Table 5 - Composition of Loans (in thousands):

	September 30,		December 31,
	2021	2020	2020
Commercial:
C&I *	$819,597	N/A	$1,131,382
Municipal	165,847	N/A	181,325
Total Commercial	985,444	1,488,345	1,312,707
Agricultural	98,947	93,972	94,864
Real Estate:
Construction & Development	656,530	N/A	553,959
Farm	203,064	N/A	152,237
Non-Owner Occupied CRE	674,958	N/A	617,686
Owner Occupied CRE	824,231	N/A	746,974
Residential	1,328,798	N/A	1,248,409
Total Real Estate	3,687,581	3,287,605	3,319,265
Consumer:
Auto	394,072	N/A	353,595
Non-Auto	120,450	N/A	90,602
Total Consumer	514,522	423,757	444,197
Total	$5,286,494	$5,293,679	$5,171,033

* All disclosures for the C&I loan segment include PPP loan balances, net of deferred fees, as disclosed on the face of the consolidated balance sheet.

Loans held-for-sale, consisting of secondary market mortgage loans, totaled $47.72 million, $101.06 million, and $83.97 million at September 30, 2021 and 2020, and December 31, 2020, respectively. At September 30, 2021 and 2020, and December 31, 2020, $1.64 million, $6.39 million and $4.38 million, respectively, are valued using the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on non-accrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Non-accrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $25.28 million at September 30, 2021, as compared to $43.05 million at September 30, 2020 and $42.90 million at December 31, 2020. As a percent of loans held-for-investment and foreclosed assets, these assets were 0.48% at September 30, 2021, as compared to 0.81% at September 30, 2020 and 0.83% at December 31, 2020. As a percent of total assets, these assets were 0.20% at September 30, 2021, as compared to 0.41% at September 30, 2020 and 0.39% at December 31, 2020. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at September 30, 2021.

Supplemental Oil and Gas Information. As of September 30, 2021, the Company’s exposure to the oil and gas industry totaled 1.87% of total loans held-for-investment, excluding PPP loans, or $96.47 million, down $9.77 million from December 31, 2020 year-end levels. These oil and gas loans consisted (based on collateral supporting the loan) of (i) development and production loans of 13.65%, (ii) oil and gas field servicing loans of 6.24%, (iii) real estate loans of 47.58%, (iv) accounts receivable and inventory of 2.93%, (v) automobile of 6.58% and (vi) other of 23.02%. These have warranted additional scrutiny because of fluctuating oil and gas prices and the COVID pandemic. The Company instituted additional monitoring procedures for these loans and has classified and downgraded loans as appropriate. The following oil and gas information is as of and for the quarters ended September 30, 2021 and 2020, and the year ended December 31, 2020 (in thousands, except percentages):

	September 30,		December 31,
	2021	2020	2020
Oil and gas related loans, excluding PPP loans	$96,469	$118,567	$106,237
Oil and gas related loans as a % of total loans held-for- investment, excluding PPP loans	1.87%	2.58%	2.27%
Classified oil and gas related loans	$10,831	$26,823	$13,298
Non-accrual oil and gas related loans	3,058	6,800	4,774
Net charge-offs (recoveries) on oil and gas related loans for quarter/year then ended	(71)	—	825

Supplemental COVID-19 Industry Exposure. In addition, at September 30, 2021, loan balances in the retail/restaurant/hospitality industries totaled $496.52 million or 9.65% of the Company’s total loans held-for-investment, excluding PPP loans. These loans comprised $34.34 million of classified loans, including $2.00 million in non-accrual loans. There were net recoveries related to this portfolio for the three and nine-months ended September 30, 2021 of $506 thousand. Additional information related to the Company’s retail/restaurant/hospitality industries follows below (in thousands, except percentages):

	September 30,		December 31,
	2021	2020	2020
Retail loans	$348,797	$229,386	$216,244
Restaurant loans	59,031	39,523	48,618
Hotel loans	60,733	63,273	71,716
Other hospitality loans	27,369	26,041	21,970
Travel loans	593	801	780
Total Retail/Restaurant/Hospitality loans, excluding PPP loans	$496,523	$359,024	$359,328
Retail/Restaurant/Hospitality loans as a % of total loans held-for-investment, excluding PPP loans	9.65%	7.82%	7.67%
Classified Retail/Restaurant/Hospitality loans	$34,341	$28,171	$31,192
Non-accrual Retail/Restaurant/Hospitality loans	1,995	5,689	5,975
Net charge-offs (recoveries) on Retail/Restaurant/Hospitality loans quarter/year then ended	(506)	26	895

Table 6 – Non-accrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	September 30,		December 31,
	2021	2020	2020
Non-accrual loans	$25,210	$42,673	$42,619
Loans still accruing and past due 90 days or more	23	23	113
Troubled debt restructured loans*	22	25	24
Nonperforming loans	25,255	42,721	42,756
Foreclosed assets	28	331	142
Total nonperforming assets	$25,283	$43,052	$42,898
As a % of loans held-for-investment and foreclosed assets	0.48%	0.81%	0.83%
As a % of total assets	0.20	0.41	0.39

* Troubled debt restructured loans of $4.73 million, $4.48 million and $7.41 million, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at September 30, 2021 and 2020, and December 31, 2020, respectively.

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

Allowance for Credit Losses. The allowance for credit losses is the amount we determine as of a specific date to be appropriate to absorb current expected credit losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see our accounting policies in Note 1 to the consolidated financial statements (unaudited). There was no provision for credit losses or provision for unfunded commitments for the third quarter of 2021 as compared to $9.00 million for the third quarter of 2020, which was the aggregate of a $7.50 million provision for loan losses and $1.50 million provision for unfunded commitments. The provision for credit losses for the nine-months ended September 30, 2021 was a reversal of $3.20 million, which was made up of a reversal of provision for loan losses of $4.47 million offset by a $1.27 million provision for unfunded commitments, as compared to $27.55 million for the same period in 2020, which was made up of $26.05 million of provision for loan losses and $1.50 million provision for unfunded commitments. The net reversal of the Company’s provision for credit losses year-to-date in 2021 reflects the continued improvement in the economic outlook for our markets across Texas and overall improvements in asset quality offset by loan growth. As a percent of average loans, net loan recoveries were 0.09% for the third quarter of 2021, as compared to net charge-offs of 0.03% for the third quarter of 2020. The allowance for credit losses as a percent of loans held-for-investment was 1.20% as of September 30, 2021, as compared to 1.44% as of September 30, 2020 and 1.29% as of December 31, 2020. The allowance for credit losses as a percent of loans held-for-investment, excluding PPP loans, was 1.23% as of September 30, 2021, as compared to 1.66% as of September 30, 2020 and 1.42% as of December 31, 2020.

Table 7 - Loan Loss Experience and Allowance for Credit Losses (in thousands, except percentages):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2021	2020	2021	2020
Allowance for credit losses at period-end	$63,370	$76,038	$63,370	$76,038
Loans held-for-investment at period-end	5,286,494	5,293,679	5,286,494	5,293,679
Average loans for period	5,337,807	5,334,174	5,339,398	5,084,136
Net charge-offs (recoveries)/average loans (annualized)	(0.09)%	0.03%	(0.03)%	0.07%
Allowance for loan losses/period-end loans held-for-investment	1.20%	1.44%	1.20%	1.44%
Allowance for loan losses/non-accrual loans, past due 90 days still accruing and restructured loans	250.92%	177.99%	250.92%	177.99%

Interest-Bearing Demand Deposits in Banks. At September 30, 2021, our interest-bearing deposits in banks were $359.24 million compared to $58.93 million at September 30, 2020 and $517.97 million at December 31, 2020, respectively. At September 30, 2021, interest-bearing deposits in banks included $356.04 million maintained at the Federal Reserve Bank of Dallas and $3.20 million on deposit with the FHLB.

Available-for-Sale Securities. At September 30, 2021, securities with a fair value of $6.12 billion were classified as securities available-for-sale. As compared to December 31, 2020, the available-for-sale portfolio at September 30, 2021 reflected (i) an increase of $238.49 million in obligations of states and political subdivisions, (ii) an increase of $32.90 million in corporate bonds and other, and (iii) an increase of $1.46 billion in mortgage-backed securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See Note 2 to the consolidated financial statements (unaudited) for additional disclosures relating to the investment portfolio at September 30, 2021 and 2020, and December 31, 2020.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at September 30, 2021 (in thousands, except percentages):

	Maturing by Contractual Maturity
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$196,413	4.20%	$719,539	3.86%	$1,723,726	2.63%	$25,689	3.12%	$2,665,367	3.08%
Corporate bonds and other securities	4,468	1.26	—	—	32,984	1.65	—	—	37,452	1.61
Mortgage-backed securities	277,666	1.80	2,303,636	1.65	774,533	1.54	61,330	1.74	3,417,165	1.64
Total	$478,547	2.78%	$3,023,175	2.18%	$2,531,243	2.28%	$87,019	2.15%	$6,119,984	2.27%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 21%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.

As of September 30, 2021, the investment portfolio had an overall tax equivalent yield of 2.27%, a weighted average life of 4.87 years and modified duration of 4.40 years.

At September 30, 2021, the investment portfolio included $174.25 million of investments which have not yet settled and is reflected as a liability on the consolidated balance sheet.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $9.89 billion as of September 30, 2021, as compared to $8.29 billion as of September 30, 2020 and $8.68 billion as of December 31, 2020. Table 9 provides a breakdown of average deposits and rates paid for the three and nine-month periods ended September 30, 2021 and 2020, respectively.

Table 9 - Composition of Average Deposits (in thousands, except percentages):

	Three-Months Ended September 30,
	2021		2020
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,490,685	—%	$3,016,700	—%
Interest-bearing deposits:
Interest-bearing checking	3,142,769	0.07	2,498,641	0.10
Savings and money market accounts	2,732,149	0.06	2,301,920	0.12
Time deposits under $250,000	317,843	0.26	332,431	0.46
Time deposits of $250,000 or more	153,506	0.43	137,608	1.01
Total interest-bearing deposits	6,346,267	0.08%	5,270,600	0.16%
Total average deposits	$9,836,952		$8,287,300
Total cost of deposits		0.05%		0.10%

	Nine-Months Ended September 30,
	2021		2020
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,349,719	—%	$2,714,173	—%
Interest-bearing deposits:
Interest-bearing checking	3,030,830	0.08	2,477,035	0.26
Savings and money market accounts	2,658,570	0.08	2,156,906	0.24
Time deposits under $250,000	320,743	0.29	338,237	0.61
Time deposits of $250,000 or more	155,597	0.51	131,918	1.14
Total interest-bearing deposits	6,165,740	0.10%	5,104,096	0.30%
Total average deposits	$9,515,459		$7,818,269
Total cost of deposits		0.06%		0.19%

Borrowings. Included in borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $648.68 million, $503.16 million and $430.09 million at September 30, 2021 and 2020 and December 31, 2020, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowings. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $599.93 million and $482.56 million in the third quarters of 2021 and 2020, respectively. The weighted average interest rates paid on these borrowings were 0.05% and 0.08% for the third quarters of 2021 and 2020, respectively. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $528.60 million and $606.29 million for the nine-months ended September 30, 2021 and 2020, respectively. The weighted average interest rates paid on these borrowings were 0.07% and 0.23% for the nine-month periods ended September 30, 2021 and 2020, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $1.73 billion, or 13.82% of total assets at September 30, 2021, as compared to $1.62 billion, or 15.33% of total assets at September 30, 2020, and $1.68 billion, or 15.39% of total assets at December 31, 2020. Included in shareholders’ equity at September 30, 2021 and 2020 and December 31, 2020 were $109.45 million, $152.06 million and $170.40 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. For the third quarter of 2021, total shareholders’ equity averaged $1.74 billion, or 14.17% of average assets, as compared to $1.60 billion, or 15.27% of average assets, during the same period in 2020. For the first nine months of 2021, total shareholders’ equity averaged $1.70 billion, or 14.35% of average assets, as compared to $1.54 billion, or 15.32% of average assets, during the same period in 2020.

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

As of September 30, 2021 and 2020, and December 31, 2020, we had a total capital to risk-weighted assets ratio of 20.76%, 21.82% and 22.03%, a Tier 1 capital to risk-weighted assets ratio of 19.71%, 20.56% and 20.79%; a common equity Tier 1 to risk-weighted assets ratio of 19.71%, 20.56% and 20.79% and a leverage ratio of 11.19%, 11.65% and 11.86%, respectively. The regulatory capital ratios as of September 30, 2021 and 2020, and December 31, 2020 were calculated under Basel III rules.

The regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of September 30, 2021:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,389,929	20.76%	$702,959	10.50%	$669,485	10.00%
First Financial Bank, N.A	$1,246,266	18.65%	$701,572	10.50%	$668,164	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,319,809	19.71%	$569,062	8.50%	$401,691	6.00%
First Financial Bank, N.A	$1,176,146	17.60%	$567,939	8.50%	$534,531	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,319,809	19.71%	$468,639	7.00%	—	N/A
First Financial Bank, N.A	$1,176,146	17.60%	$467,715	7.00%	$434,306	6.50%
Leverage Ratio:
Consolidated	$1,319,809	11.19%	$471,745	4.00%	—	N/A
First Financial Bank, N.A	$1,176,146	10.00%	$470,355	4.00%	$587,944	5.00%

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of September 30, 2020:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,231,395	21.82%	$592,680	10.50%	$564,457	10.00%
First Financial Bank, N.A	$1,102,365	19.57%	$591,382	10.50%	$563,221	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,160,742	20.56%	$479,788	8.50%	$338,674	6.00%
First Financial Bank, N.A	$1,031,864	18.32%	$478,738	8.50%	$450,577	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,160,742	20.56%	$395,120	7.00%	—	N/A
First Financial Bank, N.A	$1,031,864	18.32%	$394,255	7.00%	$366,094	6.50%
Leverage Ratio:
Consolidated	$1,160,742	11.65%	$398,660	4.00%	—	N/A
First Financial Bank, N.A	$1,031,864	10.39%	$397,410	4.00%	$496,763	5.00%

	Actual		Minimum Capital Required Basel III		Required to be Considered Well- Capitalized
As of December 31, 2020:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,273,749	22.03%	$607,038	10.50%	$578,131	10.00%
First Financial Bank, N.A	$1,123,275	19.47%	$605,830	10.50%	$576,981	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,201,729	20.79%	$491,412	8.50%	$346,879	6.00%
First Financial Bank, N.A	$1,051,255	18.22%	$490,434	8.50%	$461,585	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,201,729	20.79%	$404,692	7.00%	—	N/A
First Financial Bank, N.A	$1,051,255	18.22%	$403,887	7.00%	$375,038	6.50%
Leverage Ratio:
Consolidated	$1,201,729	11.86%	$405,268	4.00%	—	N/A
First Financial Bank, N.A	$1,051,255	10.41%	$404,002	4.00%	$505,002	5.00%

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

	Percentage change in net interest income:
Change in interest rates:	September 30,		December 31,
(in basis points)	2021	2020	2020
+400	8.60%	15.02%	18.18%
+300	7.13%	11.54%	13.99%
+200	5.23%	7.81%	9.51%
+100	3.04%	3.93%	4.75%
-100	(5.57)%	(4.23)%	(3.46)%
-200	(8.24)%	(6.21)%	(5.44)%

The results for the net interest income simulations as of September 30, 2021, September 30, 2020 and December 31, 2020 resulted in an asset sensitive position. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and re-pricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB (see below) and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures in June 2023 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At September 30, 2021, there were no amounts drawn on these lines of credit. Our subsidiary bank also has (i) an available line of credit with the FHLB totaling $1.64 billion at September 30, 2021, secured by portions of our loan portfolio and certain investment securities and (ii) access to the Federal Reserve Bank of Dallas lending program. At September 30, 2021, the Company had no outstanding advances from the FHLB.

The Company renewed its loan agreement, effective June 30, 2021, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2023, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2023. If a balance exists at June 30, 2023, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at The Wall Street Journal Prime Rate. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 36% (low) in 2021 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at September 30, 2021. There was no outstanding balance under the line of credit as of September 30, 2021 and 2020, or December 31, 2020.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $129.21 million at September 30, 2021, investment securities which totaled $2.50 million at September 30, 2021 and mature over 8 to 9 years, available dividends from our subsidiaries which totaled $334.51 million at September 30, 2021, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of September 30, 2021, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. We are monitoring closely the economic impact of the coronavirus on our customers and the communities we serve. Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

Off-Balance Sheet (“OBS”)/Reserve for Unfunded Commitments. We are a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our consolidated balance sheets. At September 30, 2021, the Company’s reserve for unfunded commitments totaled $6.75 million which is recorded in other liabilities.

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

Table 10 – Commitments as of September 30, 2021 (in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$961,094
Unfunded commitments to extend credit	818,316
Standby letters of credit	39,080
Total commercial commitments	$1,818,490

We believe we have no other OBS arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements. The above table does not include balances related to the Company’s IRLC and forward mortgage-backed security trades.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At September 30, 2021, $334.51 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $53.50 million and $46.00 million for the nine-months ended September 30, 2021 and 2020, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 35.55% and 37.62% of net earnings for the first nine months of 2021 and 2020, respectively. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

Item 4. Controls and Procedures.

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

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

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q filed July 30, 2019).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed April 3, 2020).

3.3	—	Amendment to the Amended and Restated Bylaws of the Registrant, dated July 27, 2021 (incorporated by reference from Exhibit 3.3 to the Registrant's Form 10-Q filed August 2, 2021).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

4.2	—	Description of Registrant’s Securities (incorporated by reference from Exhibit 4.2 of the Registrant’s Form 10-K filed February 22, 2021).

10.1	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010).++

10.2	—

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

10.8	—	2015 Restricted Stock Plan as Amended and Restated April 28, 2020 (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed May 1, 2020).++

10.9	—	Form of Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 30, 2020).++

10.10	—	2021 Omnibus Stock and Incentive Plan as Amended (incorporated by reference from Exhibit 10 of the Registrant’s Form 8-K filed April 28, 2021).++

10.11	—

First Financial Bankshares, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2022 (incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K filed November 1, 2021.)++

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.+

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.+

101.INS	—	Inline XBRL Instance Document.- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document.*

* Filed herewith

+ Furnished herewith. This Exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

++ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.
Date: November 2, 2021	By:	/s/ F. Scott Dueser
F. Scott Dueser
Chairman of the Board, President and Chief Executive Officer

Date: November 2, 2021	By:	/s/ James R. Gordon
James R. Gordon
Executive Vice President and
Chief Financial Officer, Secretary and Treasurer