Form 10-K
period 2021-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2022-02-22
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-07674

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $6.70 billion.

As of February 22, 2022, there were 142,606,027 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III is incorporated by reference to the proxy statement for our 2022 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021.

FIRST FINANCIAL BANKSHARES, INC.

FORM 10-K

For the Year Ended December 31, 2021

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
•
effect of the coronavirus (“COVID”) on our Company, the communities where we have our branches, the state of Texas and the United States, related to the economy and overall financial stability, including disruptions to supply channels and labor availability;
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
•
political or social unrest and economic instability;
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
•
our ability to attract deposits, maintain and/or increase market share;
•
changes in our liquidity position;
•
changes in the reliability of our vendors, internal control system or information systems;
•
cyber-attacks on our technology information systems, including fraud from our customers and external third-party vendors;

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
•
acts of God or of war or terrorism;
•
the impact of changes to the global climate and its effect on our operations and customers;
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

General

First Financial Bankshares, Inc., a Texas corporation (the “Company”), is a financial holding company registered under the Bank Holding Company Act of 1956, as amended, or BHCA. As such, we are supervised by the Federal Reserve Board, as well as several other bank regulators. We were formed as a bank holding company in 1956 under the original name F & M Operating Company, but our banking operations date back to 1890, when Farmers and Merchants National Bank opened for business in Abilene, Texas. As of December 31, 2021, our wholly-owned subsidiaries, all of which are headquartered in Abilene, Texas, were:

•
First Financial Bank, N.A.;
•
First Technology Services, Inc., a wholly-owned subsidiary of First Financial Bank, N.A.;
•
FB Investment Paris Fund, LLC, a wholly-owned subsidiary of First Financial Bank, N.A.;
•
First Financial Trust & Asset Management Company, N.A.; and
•
First Financial Insurance Agency, Inc.

Through our subsidiaries, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of December 31, 2021, we had 78 financial centers across Texas, with eleven locations in Abilene, three locations in Bryan and Weatherford, two locations in Cleburne, College Station, Conroe, San Angelo, Stephenville, and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Cut and Shoot, Decatur, Eastland, El Campo, Fort Worth, Fulshear, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Kingwood, Magnolia, Mauriceville, Merkel, Midlothian, Mineral Wells, Montgomery, Moran, New Waverly, Newton, Odessa, Orange, Palacios, Port Arthur, Ranger, Rising Star, Roby, Southlake, Spring, Sweetwater, Tomball, Trent, Trophy Club, Vidor, Waxahachie, Willis and Willow Park. Additionally, we operate mortgage loan offices in Austin and Dallas, as well as Trust offices in Abilene, Beaumont, Bryan/College Station, Fort Worth, Houston, Odessa, San Angelo, San Antonio, Stephenville and Sweetwater.

Even though we operate in a growing number of Texas markets, we continue to believe that decisions are best made at the local level. Although we consolidated our bank charters into one charter in 2012, we continue to regionally manage our operations with local advisory boards of directors, local regional presidents and local decision-making processes. We have consolidated substantially all of the backroom operations, such as investment securities, accounting, check processing, credit administration, risk management, treasury management, marketing, call center, technology, training and human resources, which improved our efficiency and freed management of our bank regions to concentrate on serving the banking needs of their local communities.

We have chosen to keep our Company focused on the State of Texas, one of the nation’s largest, fastest-growing and most economically diverse states. With approximately 29.5 million residents as of December 31, 2020, Texas has more people than any other state except California. The population of Texas grew 17.43% from 2010-2020 according to the U.S. Census Bureau. Many of the communities in which we operate are also experiencing positive growth as shown below:

Population Growth 2010-2020 by City and County*

Bridgeport and Wise County	16.1%	Fort Worth and Tarrant County	16.7%
Bryan/College Station and Brazos County	20.0%	Granbury and Hood County	20.4%
Cleburne and Johnson County	19.2%	Stephenville and Erath County	12.3%
Conroe and Montgomery County	36.1%	Weatherford, Willow Park, Aledo and Parker County	26.8%
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

Over the years, we have grown in three ways: by growing organically, by opening new branch locations and by acquiring other banks. Since 1997, we have completed fourteen bank acquisitions and have increased our total assets from $1.57 billion to $13.10 billion as of December 31, 2021. Looking ahead, we intend to continue to grow organically by better serving the needs of our customers and putting them first in all of our decisions. We continually look for better branch locations so we can provide more convenient service to our customers. We are actively pursuing acquisition opportunities by calling on banks that we are interested in possibly acquiring.

When targeting a bank for acquisition, the subject bank generally needs to be well managed and profitable and aligns with our corporate culture. We seek to enter growing communities with good amenities – schools, infrastructure, commerce and lifestyle. We prefer non-metropolitan markets, either around Dallas/Fort Worth, Houston, San Antonio or Austin or along the Interstate 35, 45, 10 and 20 corridors in Texas as well as in East Texas and the Texas Hill Country area. Banks between $500 million and $3.0 billion in asset size fit our “sweet spot” for acquisition, but we would consider banks that are larger or smaller, or that are in other areas of Texas if we believe they would be a cultural and financial fit for our Company.

Information on our financial condition and operating results appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 hereof.

First Financial Bankshares, Inc.

We provide management, technical resources and policy direction to our subsidiaries, which enable them to improve or expand their services while continuing their local activity and identity. Each of our subsidiaries operates under the day-to-day management of its own board of directors and officers. Our bank and subsidiaries have separate boards and regions of the bank are guided by advisory boards of directors who are selected by the Company's board of directors.

In particular, we assist our subsidiaries with, among other things, decisions concerning major capital expenditures, insurance, finance and accounting, planning, employee benefits, including retirement plans and group medical coverage, dividend policies, and appointment of officers and directors, including advisory directors, and their compensation. We also perform, through corporate staff groups or by outsourcing to third parties, oversight of our subsidiaries. We provide advice and specialized services for our bank regions related to lending, investing, purchasing, advertising, public relations, and technology services.

We evaluate various potential financial institution acquisition opportunities and recommend approval to the board for potential locations for new branch offices by the bank. We anticipate that funding for any acquisitions or expansions would be provided from our existing cash balances, available dividends from our subsidiaries, utilization of available lines of credit, issuance of common stock to the acquired company’s shareholders and future debt or equity offerings.

Services Offered by Our Subsidiaries

Our subsidiary bank, First Financial Bank, N.A. is a separate legal entity that operates under the day-to-day management and oversight of its board of directors and officers. Our 12 banking regions, which operate under our subsidiary bank, each have separate regional advisory boards that make recommendations and provide assistance to regional management of the bank regions regarding the operations of their respective region. Each of our bank regions provides general commercial banking services, which include accepting and holding checking, savings and time deposits, making loans, offering automated teller machines (“ATMs”), drive-in and night deposit services, safe deposit facilities, remote deposit capture, internet banking, mobile banking, payroll cards, transmitting funds, and performing other customary commercial banking services. In addition, we provide securities brokerage services through an arrangement with an unrelated third-party in our Abilene and San Angelo regions.

We also provide full-service trust and wealth management activities through our trust company, First Financial Trust & Asset Management Company, N.A. Our trust company has ten locations, which are all located in Texas in Abilene, Beaumont, Bryan/College Station, Fort Worth, Houston, Odessa, San Angelo, San Antonio, Stephenville and Sweetwater. Through our trust company, we offer personal trust services, which include wealth management, the administration of estates, testamentary trusts, revocable and irrevocable trusts and agency accounts. We also administer all types of retirement and employee benefit accounts, which include 401(k) profit sharing plans and IRAs. The Company has been providing trust services since 1927.

Competition

Commercial banking in Texas is highly competitive, and because we hold less than 1% of the state’s deposits, we represent a smaller segment of the market share in Texas. To succeed in this industry, we believe that we must have the capability to compete effectively in the areas of interest rates paid or charged; scope of services offered; prices charged for such services; and personalized customer service delivered at the local level. Our bank regions compete in their respective service areas against highly competitive banks, thrifts, savings and loan associations, small loan companies, credit unions, mortgage companies, insurance companies, Fintech, and brokerage firms, all of which are engaged in providing financial products and services and some of which are larger than us in terms of capital, resources and personnel.

Our business does not depend on any single customer or any few customers, and the loss of any one would not have a materially adverse effect upon our business. Although we have a broad base of customers that are not related to us, our customers also occasionally include our officers and directors, as well as other entities with which we are affiliated. Through our bank regions we may make loans to our officers and directors, and entities with which we are affiliated, in the ordinary course of business. We make these loans on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Loans to our directors, officers and their affiliates are also subject to numerous restrictions under federal banking laws, which we describe in greater detail below, under the heading “Supervision and Regulation – Loans to Directors, Executive Officers and Principal Shareholders.”

Overview of the Impact from the COVID Pandemic

During March 2020, the outbreak of the novel Coronavirus Disease 2019, commonly referred to as COVID, was recognized as a pandemic by the World Health Organization and a national emergency by the President of the United States. The spread of COVID created a global public health crisis resulting in unprecedented uncertainty, volatility, and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve across the State of Texas.

National, state, and local governmental responses to the pandemic have included orders to close or limit businesses activity not deemed essential and directing individuals to limit their movements and travel, observe social distancing, and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, resulted in overall temporary decreases in commercial and consumer activity. These responses and restrictions led to a loss of revenues for certain industries and a sudden increase in unemployment, volatility in oil and gas prices and in business valuations, market downturns and volatility, changes in consumer behaviors, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.

Additionally, the Federal Reserve lowered the federal funds target rate to a range of between zero to 0.25%, which has negatively impacted our net interest income, our primary source of earnings. Recently, the Federal Reserve has indicated their intent to increase the federal funds target rate during 2022.

Our financial position and results of operations are particularly susceptible to the ability of our loan customers to meet loan obligations, the availability of our workforce, the availability of our vendors and the decline in the value of assets held by us. While its effects continue to improve, the COVID pandemic has resulted in temporary disruptions to the labor force due to absences as well as the overall supply chain which may continue to cause our customers (including affected businesses and individuals), vendors and counterparties to be unable to meet existing payment or other obligations to us. See further information related to the risk exposure of our loan portfolio, including industries impacted by COVID and existence of loan deferral programs to assist our borrowers under the sections captioned “Loans” and “Allowance for Credit Losses” included in Note 3 and on pages 43-44.

The U.S. government enacted certain fiscal stimulus measures in several phases to counteract the economic disruption caused by COVID. Many of these measures have expired at this point, although Congress continues to discuss the situation and additional approaches to address the impact of COVID on the overall economy and impact on overall healthcare. We are continuing to monitor the potential development of additional legislation and further actions taken by the U.S. government.

During 2020 and 2021, we funded approximately 9,700 Paycheck Protection Program (“PPP”) loans totaling $970.87 million. At December 31, 2021, the Company’s PPP loans have an outstanding balance remaining of $52.79 million following repayments and forgiveness by the SBA.

Throughout the COVID pandemic during 2020 and 2021, our Company took significant actions to address the impact of COVID on our employees and customers with the stated goal of protecting all parties during the pandemic. We continue to monitor ongoing issues from COVID and adjust our employee protocols as needed to protect the health of our employees and customers as well as addressing the financial needs of our communities.

Notwithstanding the foregoing actions, the COVID outbreak could still, among other things, greatly affect our routine and essential operations due to staff absenteeism, particularly among key personnel, further limit access to or result in further closures of our branch facilities and other physical offices, exacerbate operational, technical, or security-related risks arising from a remote workforce, and result in adverse government or regulatory agency orders. The business and operations of our third-party service providers, many of whom perform critical services for our business, could also be significantly impacted, which in turn could impact us. As a result, we are currently unable to fully assess or predict the extent of the continuous effects of COVID on our operations as the ultimate impact will depend on factors that are currently unknown and/or beyond our control.

Human Capital

We operate as a community bank offering a wide range of commercial banking and related services to consumers, small businesses, corporations, non-profits, governmental entities, and others. A cornerstone of our operating model is based on personal relationships with our customers. Therefore, our model is heavily dependent on our personnel to execute our strategy within each region supported by our line of business and operational areas of the Company. Our executive leadership is critical to the success of our Company as each executive participates in developing our corporate strategy, policy setting, and oversight of each of their respective operating areas. The executive officers have significant banking experience and/or tenure with the Company, including our Chairman, CEO and President who has over forty-five years with the Company. Our regional operating philosophy is heavily dependent on our Regional CEOs/Presidents who drive the daily execution of our strategy, customer service, and local decision-making, across our twelve regions. On average, our fifteen Regional or Divisional CEOs and Presidents have approximately twenty-eight years of banking experience and thirteen years of service with the Company.

On December 31, 2021, the Company employed 1,484 employees, approximately 1,400 full-time and 100 part-time, all located in the State of Texas. Our management believes that our employee relations have been and will continue to be good. None of our employees are represented by collective bargaining agreements.

We seek to attract the best bankers in the markets we serve as well as key managers and associates to serve and build relationships with our customers. On a day-to-day basis, these associates execute on our “Excellence in Customer Service” culture, including our 21 Non-Negotiables of Customer Service, which were developed by management with the assistance of Horst Schulze, the founder of The Ritz Carlton Hotel Company and an independent consultant to the Company for the last three years. Initially, each new associate attends New Employee Orientation to gain an understanding of our culture, including our customer service approach, our organization, and our operating and other policies. From there, associates also receive specific training for their applicable area of service.

We then provide a number of internally developed training programs and encourage associates to attend selected external programs. We require certain areas (lending, trust, risk, operations) to obtain certifications for their current and future roles in the organization (for example, most lenders are required to obtain the Credit Risk Certification from the Risk Management Association). The Company also provides educational assistance for employees to further their professional development. In fact, seven of our current Regional CEO/Presidents started their careers with the Company and progressed to their current levels over time.

We embrace and promote a culture of diversity, equity, and inclusion to attract, recruit, retain, develop, and promote employees who represent the diverse communities we serve. Our employees bring their own unique backgrounds, beliefs, cultures, and experiences to our organization. We celebrate our diverse and inclusive workplace as it brings new ideas, perspectives, and ways to enhance our overall customer and employee experience. Of our Regional and Divisional CEO/Presidents, four are women (three of whom were promoted to these positions during the last two years), and one is Hispanic. Additionally, 1,065, or approximately 72 percent, of our employees are female and 553, or approximately 37 percent, of our employees are minorities, veterans and/or self-identify as disabled.

The Company provides, in addition to competitive salaries, either at the Company’s expense or through employee deductions, benefits to its associates to help protect their health and well-being, including medical, dental, vision, employee assistance, short and long-term disability, life insurance, and paid time off (vacation, holidays and sick time). Additionally, through our 401(k) retirement benefits, and profit-sharing contributions (which also contains an employee stock ownership plan, or ESOP feature), the Company facilitates its associate’s future financial well-being. These benefits when combined with incentive compensation programs, both cash and equity based, serve as rewards for performance but also as retention vehicles for our employee base. The Company has strong relationships with its employee base leading to an average tenure of approximately six years with the Company (including its predecessor banks). During 2021 and 2020, the Company incurred expenses totaling approximately $27.41 million and $27.20 million, respectively, for these benefits.

Understanding and supporting our communities has been a critical part of our Company’s success. Annually, we perform a Company-wide day of service to help improve the communities in which we live and serve. In 2021, this amounted to over approximately 8,200 hours of community service across our footprint.

Overall, the attraction, development and retention of our executives, regional presidents and associates are integral to the performance of our Company, which ultimately drives value to our shareholders in the form of dividends and price appreciation of our common stock. Accordingly, our Board of Directors participates in the oversight of our employment practices and policies, through the Compensation Committee. Our board sets the overall “tone at the top” and holds executive management accountable for embodying, maintaining, and communicating our culture to employees. Currently, our board is comprised of twelve members, including two female with one being Hispanic, and one African-American male.

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

We elected to become a financial holding company in September 2001. As a financial holding company, we have very broad discretion to affiliate with securities firms and insurance companies, provide merchant banking services, and engage in other activities that the Federal Reserve Board has deemed financial in nature. In order to continue as a financial holding company, our subsidiary bank must continue to be well-capitalized, well-managed and provide fair access to financial products and services. Depending on the types of financial activities that we may elect to engage in, under the Gramm-Leach-Bliley Act’s functional regulation principles, we may become subject to supervision by additional government agencies. The election to be treated as a financial holding company increases our ability to offer financial products and services that historically we were either unable to provide or were only able to provide on a limited basis. As a result, we will face increased competition in the markets for any new financial products and services that we may offer. Likewise, an increased amount of consolidation among banks and securities firms or banks and insurance firms could result in a growing number of large financial institutions that could compete aggressively with us.

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
•
FB Investment Paris Fund, LLC (a wholly-owned subsidiary of First Financial Bank, N.A.)

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

Our subsidiary bank must pay deposit insurance assessments (or premiums) to the FDIC under a risk-based assessment system for this federal deposit insurance protection. FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. In addition, the FDIC can impose special assessments to cover shortages in the DIF and has imposed special assessments in the past.

The Dodd-Frank Act required the FDIC to offset the effect of increasing the reserve ratio on insured depository institutions with total consolidated assets of less than $10 billion. In September 2018, the reserve ratio reached 1.36% at which time banks with assets of less than $10 billion were awarded assessment credits for their portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%. When the reserve ratio reached 1.40% in June 2019, the FDIC applied these credits to the September 30, 2019, December 31, 2019, March 31, 2020 and June 30, 2020 assessment invoices. Our subsidiary bank’s assessment credit totaled $1.85 million of which $522 thousand, $525 thousand, $541 thousand and $264 thousand, respectively, were used to fully offset the September 30, 2019, December 31, 2019 and March 31, 2020 assessment invoices while the June 30, 2020 assessment invoice was significantly reduced by the remaining credits. As a result of our subsidiary bank exceeding $10 billion in assets as of December 31, 2020, our subsidiary bank is no longer eligible to utilize future credits, if any, to offset its FDIC assessment.

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

To pay dividends, our subsidiaries must maintain adequate capital above regulatory guidelines. Under federal law, our subsidiary bank cannot pay a dividend if, after paying the dividend, the bank would be “undercapitalized.” Additionally, the maximum payout amount paid by our Company and subsidiary bank is restricted if regulatory capital ratios fall below capital conservation buffers. In addition, if the FDIC believes that a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the FDIC may require, after notice and hearing, that such bank cease and desist from the unsafe practice. The FDIC and the OCC have each indicated paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice.

National banks are required by federal law to obtain the prior approval of the OCC in order to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1) such bank’s net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus, or (3) its regulatory capital ratios fall below capital conservation buffers. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

Our subsidiaries paid aggregate dividends to us of $96.50 million in 2021 and $87.50 million in 2020. Under the dividend restrictions discussed above, as of December 31, 2021, our subsidiaries could have declared in the aggregate additional dividends of $348.57 million from retained net profits, without obtaining regulatory approvals.

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

Capital

We and our bank subsidiary are each required to comply with applicable capital adequacy standards established by the Federal Reserve Board and the OCC, respectively. The current risk-based capital standards applicable to us and our bank subsidiary are based on the December 2010 final capital framework for strengthening international capital standards of the Basel Committee on Banking Supervision (the “Basel III Rules”).

The Basel III Rules established three components of regulatory capital: (1) common equity tier 1 capital (“CET1”), (2) additional tier 1 capital, and (3) total capital. Tier 1 capital is the sum of CET1 and additional tier 1 capital instruments meeting certain revised requirements. Total capital is the sum of tier 1 capital and tier 2 capital elements. Under the Basel III Rules, for most banking organizations, the most common form of additional tier 1 capital is non-cumulative perpetual preferred stock and the most common form of tier 2 capital is subordinated notes and a portion of the allocation for credit losses, in each case, subject to the Basel III Rules’ specific requirements. As of December 31, 2021, we do not have any non-cumulative perpetual preferred stock or subordinated notes. CET1, tier 1 capital, and total capital serve as the numerators for three prescribed regulatory capital ratios. Risk-weighted assets, calculated using the standardized approach in the Basel III Rules for us and our subsidiary bank, provide the denominator for such ratios. There is also a leverage capital ratio that compares tier 1 capital to average total assets.

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

Under the Basel III Rules, the minimum capital ratios effective as of January 1, 2015 are:

•
A minimum CET1 ratio to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" that is composed entirely of CET1 capital (resulting in a minimum ratio of CET1 to risk-weighted assets of 7.0%);
•
A minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5%);

•
A minimum ratio of total capital (Tier 1 capital plus Tier 2 capital ) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (resulting in a minimum total capital ratio of 10.5%); and
•
A minimum leverage ratio of 4.0%, calculated as the ratio of Tire 1 capital to average consolidated assets as reported on consolidated financial statements (known as the "leverage ratio").

An institution that fails to meet the effective minimum ratios after taking into account the capital conservation buffer, as detailed above, will be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive offers if its capital level is below the buffer amount.

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

As of December 31, 2021, we had a total risk-based capital ratio of 20.34%, a tier 1 capital to risk-weighted asset ratio of 19.35%, a CET1 to risk-weighted assets ratio of 19.35% and a leverage ratio of 11.13%. These regulatory capital ratios were calculated under the Basel III Rules.

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

Under current regulations, our subsidiary bank was “well capitalized” as of December 31, 2021.

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

Community Reinvestment Act of 1977

The Community Reinvestment Act of 1977, or CRA, subjects a bank to regulatory assessment to determine if the institution meets the credit needs of its entire community, including low-and moderate-income neighborhoods served by the bank, and to take that determination into account in its evaluation of any application made by such bank for, among other things, approval of the acquisition or establishment of a branch or other depository facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The regulatory authority prepares a written evaluation of an institution’s record of meeting the credit needs of its entire community and assigns a rating. These ratings are “Outstanding,” “Satisfactory,” “Needs Improvement” and “Substantial Noncompliance.” Institutions with ratings lower than “Satisfactory” may be restricted from engaging in the aforementioned activities. We believe our subsidiary bank meets the credit needs of the communities in which it operates. Our subsidiary bank received a “Satisfactory” rating in its most recent assessment of its performance under the CRA by the OCC.

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

Consumer Laws and Regulations

We are also subject to certain federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the following list is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, The Fair and Accurate Credit Transactions Act, The Real Estate Settlement Procedures Act and the Fair Housing Act, among others. These laws and regulations, among other things, prohibit discrimination on the basis of race, gender or other designated characteristics and mandate various disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. These and other laws also limit finance charges or other fees or charges earned in our activities. We must comply with the applicable provisions of these consumer protection laws and regulations.

Consumer Financial Protection Bureau

The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Given the Bank has exceeded $10 billion in assets, the Bank is subject to regulation by the CFPB. The CFPB has authority to prevent unfair, deceptive or abusive acts or practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits the state attorney general to enforce compliance with both the state and federal laws and regulations.

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

Under Section 501 of the Gramm-Leach-Bliley Act, the federal banking agencies have established standards for financial institutions regarding the implementation of safeguards to ensure the security and confidentiality of consumer records and information, protection against any anticipated threats or hazards to the security or integrity of such records and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a consumer. Among other matters, the rules require each bank to implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information.

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

Enforcement Powers of Federal Banking Agencies

The Federal Reserve Board and other federal banking agencies and regulators have broad enforcement powers, including the power to terminate deposit insurance, issue cease-and-desist orders, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Our failure to comply with applicable laws, regulations and other regulatory pronouncements could subject us, as well as our officers and directors, to administrative sanctions and potentially substantial civil penalties.

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
•
requirement that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. On June 29, 2011, the Federal Reserve Board set the interchange rate cap at $0.21 per transaction and 5 basis points multiplied by the value of the transaction. The restrictions on interchange fees apply to banks that, together with their affiliates, have assets of $10 billion or more; however, on November 20, 2020, the federal bank regulatory agencies announced an interim final rule that provides temporary relief for certain community banking organizations that have crossed the threshold as of December 31, 2020 if they had less than $10 billion in assets as of December 31, 2019. Under the interim final rule, these banks will generally have until 2022 to either reduce their size to below $10 billion in assets, or to prepare for the regulatory and reporting standards under the Dodd Frank Act. However, the Company has continued to exceed $10 billion in assets and as such, the restrictions will apply effective July 1, 2022; and
•
restrictions under the Volcker Rule of the Company’s ability to engage in proprietary trading and to invest in, sponsor and engage in certain types of transactions with certain private funds. The Company initially had until July 15, 2015 to fully conform to the Volcker Rules restrictions. In 2018, banks smaller than $10 billion in assets were provided with an exception to the Volcker Rule. However, the Company is now subject to the Volcker Rule now that it has exceeded $10 billion in assets.

Several of the Dodd-Frank Act’s provisions are still subject to the final rulemaking by federal banking agencies, and the implication of the Dodd-Frank Act for the Company’s business will depend to a large extent on how such rules are adopted and implemented. The Company’s management continues to review actively the provisions of the Dodd–Frank Act and assess its probable impact on its business, financial condition, and results of operations.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. You may obtain copies of our filings on the SEC website. Our website is http://www.ffin.com. You may also obtain copies of our annual, quarterly and special reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, free of charge from our website. These documents are posted to our web site after we have filed them with the SEC. Our corporate governance guidelines, including our code of conduct applicable to all our employees, officers and directors, as well as the charters of our audit and nominating committees, are available at www.ffin.com. The foregoing information is also available in print to any shareholder who requests it. Except as explicitly provided, information on any web site is not incorporated into this Form 10-K or our other securities filings and is not a part of them.

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

Risks Related to Our Business

Interest Rate Risk

We are subject to interest rate risk.

Our profitability is dependent to a large extent on our net interest income, which is the difference between interest income we earn as a result of interest paid to us on loans and investments and interest we pay to third parties such as our depositors and those from which we borrow funds. Like most financial institutions, we are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, (iii) the average duration of our securities portfolio, and (iv) the slope of the overall yield curve and its impact on the value of the investment portfolio and reinvestment income. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and investments, our net interest income, and earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and investments fall more quickly than the interest rates paid on deposits and other borrowings.

The Federal Reserve increased rates 200 basis points through mid-2019 and as a response to the ongoing COVID pandemic decreased rates 75 basis points during the third and fourth quarters of 2019 and then an additional 150 basis points in the first quarter of 2020, resulting in a current target rate range of zero to 25 basis points. Today, there is substantial uncertainty regarding future interest rates; however, the Federal Reserve has noted they plan to increase rates during 2022. Increases in interest rates can have negative impacts on our business, including reducing our customers’ desire to borrow money from us or adversely affecting their ability to repay their outstanding loans by increasing their debt obligations through the periodic reset of adjustable interest rate loans. If our borrowers’ ability to pay their loans is impaired by increasing interest payment obligations, our level of non-performing assets would increase, producing an adverse effect on operating results. Asset values, especially commercial real estate as collateral, securities or other fixed rate earning assets, can decline significantly with relatively minor changes in interest rates. Conversely, decreases in interest rates can affect the amount of interest we earn on our loans and investment securities, which could have a material adverse effect on the Company’s financial condition and results of operations. Although we have implemented strategies that we believe reduce the potential effects of adverse changes in interest rates on our results of operations, these strategies may not always be successful. Any of these events could adversely affect our results of operations, financial condition and liquidity.

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

At December 31, 2021, we have 22 loans totaling $100.03 million that have adjustable rates indexed to LIBOR. We continue to work with those customers, the Main Street lending program sponsored by the Federal Reserve and/or the originating bank for loan participations purchased to revise those documents to address the applicable index.

Credit Risk

In our business, we must effectively manage our credit risk.

As a lender, we are exposed to the risk that our borrowers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be inadequately documented or may be insufficient to fully compensate us for the outstanding balance of the loan plus the costs to dispose of the collateral. We may experience significant loan losses, which could have a material adverse effect on our operating results and financial condition. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the diversification by industry of our commercial loan portfolio, the amount of nonperforming loans and related collateral, the volume, growth and composition of our loan portfolio, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers and the evaluation of our loan portfolio through our internal loan review process and other relevant factors.

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

Effective January 1, 2020, the Company implemented the provision of Accounting Standards Update (“ASU”) 2016-13,“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 represents a comprehensive change in estimating the allowance for credit losses from the previous “incurred loss” model of losses inherent in the loan portfolio to a current “expected loss” model, which encompasses losses expected to be incurred over the life of the portfolio.

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

Operational Risk

Our accounting estimates and risk management processes rely on analytical and forecasting models.

The processes we use to estimate our allowance for credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates depends upon the use of analytical and forecasting models, including various inputs and assumptions (collectively, the "models"). In addition, these models are used to calculate fair value of our assets and liabilities when we acquire other financial institutions. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our current expected credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments is inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2021, we had $316.78 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.

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

Hurricanes, extended drought conditions, severe weather and natural disasters could significantly impact the Company's business.

Hurricanes, extended drought conditions, severe weather and natural disasters and other adverse external events could have a significant impact on the Company's ability to conduct business. Such events affect the stability of the Company's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of the collateral securing our loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. The occurrence of any such events in the future could have a material adverse effect on the Company's business, which in turn, could have a material adverse effect on the Company's business, financial condition and result of operations.

We rely heavily on our management team, and the unexpected loss of key management or inability to recruit qualified personnel in the future may adversely impact our operations.

Our success to date has been strongly influenced by our ability to attract and retain senior management experienced in banking in the markets we serve. Our ability to retain executive officers and the current management teams will continue to be important to the successful implementation of our strategies. We do not have employment agreements with these key employees other than executive agreements in the event of a change of control and a confidential information, non-solicitation and non-competition agreements related to our stock options and restricted stock. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. In addition, the scope and content of U.S. banking regulators policies on incentive compensation, could adversely affect our ability to hire, retain and motivate our key employees.

The COVID pandemic continues to adversely impact our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and additional actions taken by governmental authorities in response to the pandemic.

The COVID pandemic is creating extensive disruptions in the global economy and to the lives of individuals throughout the world. Governments, businesses and the public have taken unprecedented actions to contain the spread of COVID and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus and legislation designed to deliver monetary aid and other relief. While the scope, duration and full effects of COVID continue to evolve and are not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, employment and labor markets and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital and self-insurance, as previously described.

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

Furthermore, our customers could incorrectly blame the Company and terminate their accounts with the Company for a cyber-incident which occurred on their own system or to an unrelated third party. In addition, a security breach could also subject us to additional regulatory scrutiny and expose us to civil litigation and possible financial liability.

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

We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted agreements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products or services or strategic focus or for any other reason, could be disruptive to our operations, which could have a material adverse effect on our business and, in turn, our financial condition and results of operations. Security breaches at certain external vendors may expose our Company's or customers' data, which poses operational, compliance and reputation risks.

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

Even when market conditions are generally favorable, our investment performance may be adversely affected by the investment style of our wealth management and investment advisors and the particular investments that they make. To the extent our future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of our wealth management business will likely be reduced and our ability to attract new clients will likely be impaired. As such, fluctuations in the equity and debt markets can have a direct impact upon our net earnings. In addition, as approximately 12% of trust fees comes from management of oil and gas properties, a decline in the prices of oil and gas could lead to a loss of material amounts of our trust income.

Our reputation and business could be damaged by negative publicity.

Reputation risk, or the risk to our earnings and capital by negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to additional liquidity risk as well as adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, perception of our environmental, social and governance practices and disclosures, regulatory compliance, mergers and acquisitions, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry. In addition, adverse publicity or negative information posted on social media, whether or not factually correct, may adversely impact our business prospects or financial results.

External and Market Related Risks

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

The volatility in oil and gas prices results in uncertainty about the Texas economy. While we consider our exposure to credits related to the oil and gas industry to not be significant, at approximately 2.62% net of PPP loans of total loans held-for-investment as of December 31, 2021, should the price of oil and gas decline and/or remain at low prices for an extended period, the general economic conditions in our Texas markets could be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, the Company's trust revenues may be impacted by oil and gas prices which represented approximately 12% and 9% of total trust revenues in 2021 and 2020, respectively.

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

We originate the majority of our secondary market loans by issuing interest rate lock commitments ("IRLCs") to the customer based on prevailing rates in the market. We are exposed to changes in interest rates between the date of the IRLC and the closing of the loans. We hedge the price risk of the IRLCs based on various models and other factors using financial instruments which typically, but not always, correlate to the change in value to offset the risk. These hedges may not be equally correlated or effective and expose the Company to risk and loss of earnings.

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

Our investment portfolio securities include U.S. Treasury securities, obligations of state and political subdivisions, corporate bonds, general obligation or revenue based municipal bonds and mortgage-backed securities guaranteed by government sponsored enterprises such as the Federal National Mortgage Association, the Government National Mortgage Association and the Federal Home Loan Mortgage Corporation or otherwise backed by Federal Housing Administration or Veteran’s Administration guaranteed loans; however, volatility or illiquidity in financial markets may cause investment securities held within our investment portfolio to fall in value or become less liquid. Increases in interest rates may cause a decline in the value of securities held by the Company. Uncertainty surrounding the credit risk associated with mortgage collateral or guarantors may cause material discrepancies in valuation estimates obtained from third parties. Volatile market conditions may reduce valuations due to the perception of heightened credit and liquidity risks in addition to interest rate risk typically associated with these securities. There can be no assurance that declines in market value associated with these disruptions will not result in impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our results of operations, equity and capital ratios.

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

The Federal Reserve Board adopted a final rule that implemented the Basel III Rule changes to the international regulatory capital framework and revised the U.S. risk-based and leverage capital requirements for U.S. banking organizations to strengthen identified areas of weakness in capital rules and to address relevant provisions of the Dodd-Frank Act.

The final rule established a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The final rule increased capital ratios for all banking organizations and introduced a “capital conservation buffer” which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer, it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. The final rule assigned a higher risk weight to loans that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also required unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. We exercised this opt-out right in our March 31, 2015 quarterly financial filing. The final rule also included changes in what constitutes regulatory capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital. The final rule became effective for us on January 1, 2015. As of December 31, 2021, we met all of these new requirements, including the full capital conservation buffer.

Although we currently cannot predict the specific impact and long-term effects that Basel III will have on our Company and the banking industry more generally, the Company may be required to maintain higher regulatory capital levels through the capital conservation buffer which could impact our operations, net income and ability to grow. Furthermore, the Company’s failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us which could restrict our future growth or operations. For example, climate change advocates might not be able to force a regulatory ban on lending to certain industries, but the regulators could increase risk weighting on oil and gas loans.

Legislative and regulatory actions taken now or in the future that impact the financial industry may materially adversely affect us by increasing our costs, adding complexity in doing business, impeding the efficiency of our internal business processes, negatively impacting the recoverability of certain of our recorded assets, requiring us to increase our regulatory capital, limiting our ability to pursue business opportunities, and otherwise resulting in a material adverse impact on our financial condition, results of operation, liquidity, or stock price.

Both the scope of the laws and regulations and the intensity of the supervision to which we are subject may increase in connection with recent legislative and regulatory developments to address perceived unfairness and abuses under current regulations. Regulatory enforcement and fines have also increased across the banking and financial services sector. Compliance with these laws and regulations have resulted in and will continue to result in additional costs, which could be significant, and may have a material and adverse effect on our results of operations. In addition, if we do not appropriately comply with current or future legislation and regulations, especially those that apply to our consumer operations, which has been an area of heightened focus, we may be subject to fines, penalties or judgments, or material regulatory restrictions on our businesses, which could adversely affect operations and, in turn, financial results.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, OCC, the Department of Justice and other federal and state agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

We are subject to the CRA, fair lending, consumer compliance, and other laws and regulations, and our failure to comply with these laws and regulations could lead to material penalties.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose non-discriminatory lending and other requirements on financial institutions. The U.S. Department of Justice and other federal agencies, including the FDIC and CFPB, are responsible for enforcing these laws and regulations. A successful challenge to an institution's performance under the CRA, fair lending and other compliance laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. The costs of defending, and any adverse outcome from, any such challenge could damage our reputation or could have a material adverse effect on our business, financial condition or results of operations. Our Bank received an overall rating of "satisfactory" in its most recently completed CRA examination.

Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorney's fees. Federal bank regulators, state attorney generals and state and local consumer protection agencies may also seek to enforce consumer protection rescission rights and civil money penalties in the jurisdictions in which we operate. Failure to comply with consumer protection requirements may also result in delays or restrictions on mergers and acquisitions and expansionary activities we may wish to pursue.

Failure to comply with the USA PATRIOT ACT, OFAC, the BSA and related FinCEN and FFIEC Guidelines and regulations could result in material implications.

Regulatory authorities routinely examine financial institutions for compliance with the USA PATRIOT ACT, OFAC, the BSA and related FinCEN and FFIEC Guidelines. Certain products we offer may expose us to enhanced risk in the event of noncompliance, including and not limited to providing our treasury management services to certain money transmitter and money services businesses. Failure to maintain and implement adequate programs as required by these obligations to combat terrorist financing, elder abuse, human trafficking, anti-money laundering and other suspicious activity and to fully comply with all of the relevant laws or regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and significant civil money penalties against institutions found to be violating these regulations.

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

Included in the Dodd-Frank Act are, for example, changes related to interchange fees and overdraft services. While the changes for interchange fees that can be charged for electronic debit transactions by payment card issuers. Under the interim final rule issued in November 2020, banks will generally have until 2022 to either reduce their size to under $10 billion in assets or prepare for reduced interchange fees; however, we are above $10 billion in assets and will be subject to the limitation effective July 1, 2022. Per Regulation

E, we are also prohibited from charging customers fees for paying overdrafts on automated teller machine and debit card transactions, unless the consumer opts in. We continue to monitor the impact of new regulations and other developments on our fee income.

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

Our FDIC deposit insurance assessments could increase substantially resulting in higher operating costs.

We have historically paid the lowest premium rate available due to our sound financial position. In 2019 and 2020, we received certain credits that further reduced the FDIC insurance premium expense. Should the number of bank failures increase or the FDIC insurance fund become depleted in others ways, FDIC premiums could increase or additional special assessments could be imposed. In addition, we are no longer eligible to utilize credits to reduce our FDIC insurance premiums as a result of our exceeding $10 billion in assets. These increased premiums would have an adverse effect on our net income and results of operations.

Risks Related to Acquisition Activities

To continue our growth, we are affected by our ability to identify and acquire other financial institutions.

We intend to continue our current growth strategy, including opening new branches and acquiring other banks. The market for acquisitions remains highly competitive, and we may be unable to find satisfactory acquisition candidates in the future that fit our acquisition and growth strategy. To the extent that we are unable to find suitable acquisition candidates, an important component of our growth strategy may be lost. Additionally, our completed acquisitions, or any future acquisitions, may not produce the revenue, earnings or synergies that we anticipated.

We may not be able to complete future acquisitions, may not be successful in realizing the benefits of any acquisitions that are completed, or may choose not to pursue acquisition opportunities we might find beneficial.

A substantial part of our historical growth has been a result of acquisitions of other financial institutions, and we may, from time to time, evaluate and engage in the acquisition of other financial institutions. We must generally satisfy a number of conditions prior to completing any such transaction, including certain bank regulatory approvals. Bank regulators consider a number of factors with regard to all institutions involved in the transaction when determining whether to approve a proposed transaction, including, among others, condition of the Company, its ratings and compliance history, anti-money laundering and BSA compliance history, CRA evaluation results, fair lending history and the effect of the proposed transaction on the financial stability of the institutions involved and the market as a whole.

The process for obtaining required regulatory approvals has become substantially more difficult, time-consuming and unpredictable. We may fail to pursue, evaluate or complete strategic and competitively significant business opportunities as a result of our inability, or our perceived inability, to obtain required regulatory approvals in a timely manner or at all.

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

Our ownership base has shifted over the past several years resulting in institutional investors and indexed funds holding approximately 54% of our shares as compared to shareholders located in our footprint and other retail individual investors. These institutional shareholders could decide to sell their holdings in our common stock and as such could result in lower market prices of our stock.

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

General Risk Factors

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

Our principal office is located in the First Financial Bank Building at 400 Pine Street in downtown Abilene, Texas. We lease two spaces in buildings owned by First Financial Bank, N.A. totaling approximately 10,155 square feet. As of December 31, 2021, our subsidiaries collectively own 73 banking, trust and mortgage facilities, some of which are detached drive-ins, and also lease 14 banking facilities and 15 ATM locations. Our management considers all our existing locations to be well-suited for conducting the business of banking. We are in the process of constructing two new branch locations in our existing markets to replace existing facilities in Huntsville and Bryan, Texas and one new facility in Lumberton, Texas, an expansion market. We believe our existing facilities are adequate to meet our requirements and our subsidiaries’ requirements for the foreseeable future.

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

Market Information

Our common stock, par value $0.01 per share, is traded on the Nasdaq Global Select Market under the trading symbol "FFIN".

Record Holders

As of February 1, 2022, we had 942 registered shareholders of record with our stock transfer agent.

Dividends

See “Item 8—Financial Statements and Supplementary Data—Quarterly Results of Operations” for the frequency and amount of cash dividends paid by us. Also, see “Item 1 – Business – Supervision and Regulation – Payment of Dividends” and “Item 7 – Management’s Discussion and Analysis of the Financial Condition and Results of Operations – Capital and Liquidity – Dividends” for restrictions on our present or future ability to pay dividends, particularly those restrictions arising under federal and state banking laws.

Equity Compensation Plans

See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

PERFORMANCE GRAPH

The following performance graph compares cumulative total shareholder returns for our common stock, the Russell 3000 Index, and the S&P U.S. BMI Banks Index, which is a banking index prepared by S&P Global Market Intelligence and is comprised of all U.S. domiciled banks, for a five-year period (December 31, 2016 to December 31, 2021). The performance graph assumes $100 invested in our common stock at its closing price on December 31, 2016, and in each of the Russell 3000 Index and the SNL Bank Index on the same date. The performance graph also assumes the reinvestment of all dividends. The dates on the performance graph represent the last trading day of each year indicated. The amounts noted on the performance graph have been adjusted to give effect to all stock splits and stock dividends.

First Financial Bankshares, Inc

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
First Financial Bankshares, Inc.	100.00	101.45	131.83	162.78	170.73	242.83
Russell 3000 Index	100.00	121.13	114.78	150.39	181.80	228.45
S&P U.S. BMI Banks Index	100.00	118.21	98.75	135.64	118.33	160.89

Source: S&P Global Market Intelligence

© 2022

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis of the major elements of our consolidated balance sheets as of December 31, 2021 and 2020, and consolidated statements of earnings for the years 2019 through 2021 should be read in conjunction with our consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this Form 10-K.

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

We deem our most critical accounting policies to be (1) our allowance for credit losses and our provision for credit losses and (2) our valuation of financial instruments. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on our reported results for a given period. A discussion of (1) our allowance for credit losses and our provision for credit losses and (2) our valuation of financial instruments is included in Notes 1 and 10, respectively, to our Consolidated Financial Statements.

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

Stock Repurchase

On July 27, 2021, the Company's Board of Directors authorized the repurchase of up to 5,000,000 common shares through July 31, 2023. Previously, the Board of Directors had authorized the repurchase of up to 2,000,000 common shares through September 30, 2020. On March 12, 2020, the Company’s Board of Directors increased the authorization for the repurchase of up to 4,000,000 common shares through September 30, 2021. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases are considered beneficial to the Company and its stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through July 27, 2021, 324,802 shares were repurchased and retired (all during the months of March and April of 2020) totaling $8,008,000 under the prior repurchase plan. Subsequent to July 27, 2021 and through February 22, 2022, no additional shares were repurchased.

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

On March 27, 2020, the CARES Act was signed by the President of the United States that included an option for entities to delay the implementation of ASC 326 until the earlier of the termination date of the national emergency declaration by the President, or December 31, 2020. Under this option, the Company elected to delay implementation of CECL and calculated and recorded the provision for credit losses through the nine-months ended September 30, 2020 under the incurred loss model. At December 31, 2020, the Company elected to adopt ASC 326, effective as of January 1, 2020, through a transition charge to retained earnings of $589 thousand ($466 thousand net of applicable income taxes), which was reflected in the consolidated financial statements as of and for the year-ended December 31, 2020 . This transition adjustment was comprised of a decrease of $619 thousand in allowance for credit losses and an increase of $1.21 million in the reserve for unfunded commitments.

The Company completed its CECL implementation plan by forming a cross-functional working group, under the direction of our Chief Lending Officer along with our Chief Accounting Officer and Chief Financial Officer. The working group also included individuals from various functional areas including credit, risk management, accounting and information technology, among others. The implementation plan included assessment and documentation of processes, internal controls and data sources, model development, documentation and validation, and system configuration, among other things. The Company contracted with a third-party vendor to assist in the implementation of CECL.

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

ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU2020-04 was effective upon issuance and generally can be applied through December 31, 2022. The adoption of ASU 2020-04 did not have a significant impact on our financial statements.

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

Selected Financial Data

The selected financial data presented below as of and for the years ended December 31, 2021, 2020, 2019, 2018, and 2017, have been derived from our audited consolidated financial statements. The data set forth below may not be fully comparable from period to period due to acquisitions in 2020 and 2018 and changes in accounting, including the allowance for credit losses in 2020 (see Notes 1, 3 and 21 to the Notes to Consolidated Financial Statements for further information). The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.

	Year Ended December 31,
	2021	2020	2019	2018	2017
	(dollars in thousands, except per share data)
Summary Income Statement Information:
Interest income	$376,405	$364,128	$319,192	$291,690	$245,975
Interest expense	6,042	14,243	30,102	18,930	9,288
Net interest income	370,363	349,885	289,090	272,760	236,687
Provision for credit losses	(1,139)	19,517	2,965	5,665	6,530
Noninterest income	142,176	139,935	108,428	101,764	91,017
Noninterest expense	241,708	227,938	196,521	190,684	173,986
Earnings before income taxes	271,970	242,365	198,032	178,175	147,188
Income tax expense	44,408	40,331	33,220	27,537	26,817
Net earnings	$227,562	$202,034	$164,812	$150,638	$120,371
Per Share Data:
Earnings per share, basic	$1.60	$1.42	$1.22	$1.11	$0.91
Earnings per share, diluted	1.59	1.42	1.21	1.11	0.91
Cash dividends declared	0.58	0.51	0.47	0.41	0.38
Book value at period-end	12.34	11.80	9.03	7.77	6.97
Earnings performance ratios:
Return on average assets	1.89%	1.98%	2.08%	1.98%	1.72%
Return on average equity	13.31	12.93	14.37	15.37	13.63
Dividend payout ratio	36.30	35.88	38.31	36.84	41.24
Summary Balance Sheet Data (Period-end):
Securities	$6,573,179	$4,393,029	$3,413,317	$3,158,777	$3,087,473
Loans, held-for-investment	5,388,972	5,171,033	4,194,969	3,953,636	3,485,569
Total assets	13,102,461	10,904,500	8,262,227	7,731,854	7,254,715
Deposits	10,566,488	8,675,817	6,603,806	6,180,389	5,962,961
Total liabilities	11,343,237	9,226,310	7,035,030	6,678,559	6,331,947
Total shareholders’ equity	1,759,224	1,678,190	1,227,197	1,053,295	922,768
Asset quality ratios:
Allowance for credit losses/period-end loans held-for-investment	1.18%	1.29%	1.25%	1.30%	1.38%
Nonperforming assets/period-end loans held- for-investment plus foreclosed assets	0.63	0.83	0.61	0.75	0.58
Net charge offs/average loans	0.02	0.06	0.04	0.07	0.12
Capital ratios:
Average shareholders’ equity/average assets	14.20%	15.32%	14.44%	12.89%	12.65%
Leverage ratio (1)	11.13	11.86	12.60	11.85	11.09
Tier 1 risk-based capital (2)	19.35	20.79	20.06	19.47	18.66
Common equity tier 1 capital (3)	19.35	20.79	20.06	19.47	18.66
Total risk-based capital (4)	20.34	22.03	21.13	20.61	19.85

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

Results of Operations

Performance Summary. Net earnings for 2021 were $227.56 million, an increase of $25.53 million, or 12.64%, over net earnings for 2020 of $202.03 million. Net earnings for 2019 were $164.81 million. The increase in net earnings for 2021 over 2020 and 2020 over 2019 was primarily attributable to the overall growth in net interest income from the growth in earning assets, lower funding costs and noninterest income from trust, mortgage and deposit related fees as discussed below. Net earnings in 2021 also include a net reversal of provision for credit losses of $1.14 million compared to a positive provision for credit losses of $19.52 million in 2020 and $2.97 million in 2019. The net reversal of the Company's provision for credit losses in 2021 reflects the continued improvement in the economic outlook for our markets across Texas and overall improvements in asset quality offset by loan growth. The provision for credit losses in 2020 reflected primarily the stress on our loan portfolio from the increase in unemployment and economic effects of the COVID pandemic.

On a diluted net earnings per share basis, net earnings were $1.59 for 2021, as compared to $1.42 for 2020 and $1.21 for 2019. The return on average assets was 1.89% for 2021, as compared to 1.98% for 2020 and 2.08% for 2019. The return on average equity was 13.31% for 2021, as compared to 12.93% for 2020 and to 14.37% for 2019. The return on average tangible equity was 16.35% for 2021, as compared to 16.25% for 2020 and to 16.95% for 2019.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $385.05 million in 2021, as compared to $361.15 million in 2020, and $295.88 million in 2019. Average earning assets were $11.34 billion in 2021, as compared to $9.52 billion in 2020 and $7.44 billion in 2019. The increase in tax-equivalent net interest income in 2021 compared to 2020 was largely attributable to increases in interest earning assets. The increase of $1.82 billion in average earning assets in 2021 when compared to 2020 was primarily a result of increases in taxable securities of $665.29 million and tax-exempt securities of $620.51 million when compared to 2020. The increase in tax-equivalent net interest income in 2020 compared to 2019 was also largely attributable to increases in interest earning assets. The increase of $2.08 billion in average earning assets in 2020 when compared to 2019 was primarily a result of increases in loans of $1.08 billion and tax-exempt securities of $689.80 million when compared to 2019. Average interest-bearing liabilities were $6.78 billion in 2021, as compared to $5.76 billion in 2020 and $4.61 billion in 2019. The yield on earning assets decreased forty-nine basis points in 2021 when compared to 2020 while the rate paid on interest-bearing liabilities decreased sixteen basis points. The yield on earning assets decreased forty-four basis points in 2020 when compared to 2019 while the rate paid on interest-bearing liabilities decreased forty basis points. Additionally, interest income on loans included PPP related loan fees of $23.49 million and $14.96 million for 2021 and 2020, respectively.

The table below allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Changes in Interest Income and Interest Expense (in thousands):

	2021 Compared to 2020			2020 Compared to 2019
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Short-term investments	$1,286	$(1,500)	$(214)	$3,689	$(4,628)	$(939)
Taxable investment securities	15,326	(19,392)	(4,066)	3,812	(8,026)	(4,214)
Tax-exempt investment securities (1)	19,249	(7,399)	11,850	24,671	(8,932)	15,739
Loans (1) (2)	9,696	(1,558)	8,138	59,719	(20,900)	38,819
Interest income	45,557	(29,849)	15,708	91,891	(42,486)	49,405
Interest-bearing deposits	2,589	(10,004)	(7,415)	6,379	(20,382)	(14,003)
Short-term borrowings	(10)	(776)	(786)	1,223	(3,079)	(1,856)
Interest expense	2,579	(10,780)	(8,201)	7,602	(23,461)	(15,859)
Net interest income	$42,978	$(19,069)	$23,909	$84,289	$(19,025)	$65,264

(1)
Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(2)
Nonaccrual loans are included in loans.

The net interest margin for 2021 was 3.40% which was a decrease of thirty-nine basis points from 2020. The net interest margin in 2020 was 3.79%, a decrease of nineteen basis points from 2019. We continued to experience downward pressures on our net interest margin in 2021 primarily due to (i) the extended period of historically low levels of short-term interest rates and (ii) the flat to inverted yield curve being experienced in the bond market. We have been able to somewhat mitigate the impact of these lower short-term interest rates and the flat/inverted yield curve by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and reducing the rates paid on interest-bearing liabilities. In March 2020, as the market experienced volatility, we took advantage of that volatility to purchase high quality municipal bonds at favorable tax-equivalent interest yields. The Federal Reserve decreased rates 75 basis points during the third and fourth quarters of 2019 and then an additional 150 basis points in the first quarter of 2020, resulting in a current target rate range of zero to 25 basis points.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in the table below for the years 2019 through 2021.

Average Balances and Average Yields and Rates (in thousands, except percentages):

	2021			2020			2019
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$592,494	$739	0.12%	$251,086	$953	0.38%	$84,430	$1,892	2.24%
Taxable investment securities (2)	2,898,924	47,390	1.63	2,233,634	51,456	2.30	2,090,490	55,670	2.66
Tax-exempt investment securities (2)(3)	2,503,220	70,253	2.81	1,882,711	58,403	3.10	1,192,908	42,664	3.58
Loans (3)(4)	5,341,332	272,714	5.11	5,152,531	264,576	5.13	4,074,667	225,757	5.54
Total earning assets	11,335,970	$391,096	3.45%	9,519,962	$375,388	3.94%	7,442,495	$325,983	4.38%
Cash and due from banks	209,384			189,849			175,417
Bank premises and equipment, net	145,504			139,880			133,239
Other assets	97,952			92,612			66,003
Goodwill and other intangible assets, net	317,527			318,818			174,138
Allowance for credit losses	(64,082)			(67,606)			(52,170)
Total assets	$12,042,255			$10,193,515			$7,939,122
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$6,224,621	$5,704	0.09%	$5,198,554	$13,119	0.25%	$4,208,666	$27,122	0.64%
Short-term borrowings	556,610	338	0.06	561,505	1,124	0.20	398,142	2,980	0.75
Total interest-bearing liabilities	6,781,231	$6,042	0.09%	5,760,059	$14,243	0.25%	4,606,808	$30,102	0.65%
Noninterest-bearing deposits	3,449,313			2,782,896			2,137,089
Other liabilities	102,279			88,550			48,658
Total liabilities	10,332,823			8,631,505			6,792,555
Shareholders’ equity	1,709,432			1,562,010			1,146,567
Total liabilities and shareholders’ equity	$12,042,255			$10,193,515			$7,939,122
Net interest income		$385,054			$361,145			$295,881
Rate Analysis:
Interest income/earning assets			3.45%			3.94%			4.38%
Interest expense/earning assets			(0.05)			(0.15)			(0.40)
Net interest margin			3.40%			3.79%			3.98%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest- bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(4)
Nonaccrual loans are included in loans.
Noninterest Income. Noninterest income for 2021 was $142.18 million, an increase of $2.24 million, or 1.60%, as compared to 2020. Increases in certain categories of noninterest income included (1) trust fees of $6.61 million, (2) ATM, interchange and credit card fees of $5.81 million, (3) interest on loan recoveries of $3.18 million and (4) service charges on deposit accounts of $584 thousand when compared to 2020. The increase in trust fees resulted from an increase in assets under management over the prior year and an increase in oil and gas production driven by increasing oil and gas prices. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheets, totaled $8.70 billion at December 31, 2021, as compared to $7.51 billion at December 31, 2020. Oil and gas production income increased related trust fees by $1.87 million in 2021 over 2020. The increase in ATM, interchange and credit card fees was driven by the over 16,000 net new accounts opened in 2021, debit cards issued and overall customer utilization. Interest on loan recoveries increased as a result of several larger loan recoveries in 2021. The increase in service charges on deposit accounts was primarily due to the continued growth in net new accounts and growth in treasury management services. Offsetting these increases was a decrease of $10.63 million in mortgage income due to lower overall origination volumes and declining margins on loan sales.

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

Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is limited to the sum of 21 cents per transaction plus 5 basis points multiplied by the value of the transaction. Management has estimated the impact of this reduction in ATM and interchange fees to approximate $16 million annually (pre-tax) once the Federal Reserve rules apply to the Company. Federal Reserve requirements stipulate that these rules would go into effect on July 1st following the year-end in which a financial institution’s total assets exceeded $10 billion at December 31st. This effect was delayed to 2021 by the Federal Reserve in late 2020; however, will become effective for the Company on July 1, 2022.

Noninterest Income (in thousands):

	2021	Increase (Decrease)	2020	Increase (Decrease)	2019
Trust fees	$36,145	$6,614	$29,531	$1,130	$28,401
Service charges on deposit accounts	21,156	584	20,572	(1,467)	22,039
ATM, interchange and credit card fees	38,278	5,809	32,469	2,606	29,863
Gain on sale and fees of mortgage loans	33,245	(10,627)	43,872	25,728	18,144
Net gain on sale of available-for-sale securities	815	(2,818)	3,633	2,900	733
Net gain (loss) on sale of foreclosed assets	190	31	159	(115)	274
Net gain (loss) on sale of assets	210	98	112	(207)	319
Interest on loan recoveries	4,039	3,183	856	(1,236)	2,092
Other:
Wire transfer fees	1,424	271	1,153	141	1,012
Check printing fees	212	(81)	293	82	211
Safe deposit rental fees	867	135	732	197	535
Credit life and debt protection fees	1,093	217	876	(102)	978
Brokerage commissions	1,392	82	1,310	(271)	1,581
Miscellaneous income	3,110	(1,257)	4,367	2,121	2,246
Total other	8,098	(633)	8,731	2,168	6,563
Total Noninterest Income	$142,176	$2,241	$139,935	$31,507	$108,428

Noninterest Expense. Total noninterest expense for 2021 amounted to $241.71 million, an increase of $13.77 million, or 6.04%, as compared to 2020. Total noninterest expense for 2020 was $227.94 million, an increase of $31.42 million, or 15.99%, as compared to 2019. An important measure in determining whether a financial institution effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for 2021 was 45.84%, as compared to 45.49% for 2020 and 48.61% for 2019. The reduction in the Company’s efficiency ratio during 2020 primarily resulted from the growth in the Company’s balance sheet and interest-earning assets as a result of the Company’s participation in the PPP loan program and the deferral of $3.62 million in noninterest expenses related to PPP loan origination costs during the second quarter of 2020.

Salaries and employee benefits for 2021 totaled $142.04 million, an increase of $6.92 million, or 5.12%, as compared to 2020. The increase was primarily driven by annual merit-based pay increases that were effective March 1, 2021 and an increase in medical insurance costs.

All other categories of noninterest expense for 2021 totaled $99.67 million, an increase of $6.85 million, or 7.38%, as compared to 2020. Included in noninterest expense during 2021 was an increase of $1.37 million in FDIC insurance premiums due to FDIC credit applied in 2020 as previously discussed.

Salaries and employee benefits for 2020 totaled $135.12 million, an increase of $22.79 million, or 20.28%, as compared to 2019. The increase was primarily driven by (i) the TB&T acquisition, (ii) annual merit-based pay increases that were effective March 1, 2020, (iii) an increase in our profit sharing and other incentive expenses, and (iv) higher mortgage related commissions.

All other categories of noninterest expense for 2020 totaled $92.82 million, an increase of $8.63 million, or 10.25%, as compared to 2019. Included in noninterest expense in 2020 were technology contract termination and conversion related expenses totaling $4.88 million related to the TB&T acquisition. Also included in noninterest expense during 2020 were increases in net occupancy expenses, professional and service fees and ATM, interchange and credit card expenses when compared to 2019 primarily due to the TB&T acquisition. Also, in 2019 the Company incurred $2.67 million in expenses related to the termination of its pension plan.

Noninterest Expense (in thousands):

	2021	Increase (Decrease)	2020	Increase (Decrease)	2019
Salaries	$107,656	$6,296	$101,360	$17,079	$84,281
Medical	11,043	637	10,406	1,281	9,125
Profit sharing	10,134	(606)	10,740	3,079	7,661
Pension	—	—	—	(351)	351
401(k) match expense	3,590	216	3,374	615	2,759
Payroll taxes	6,974	409	6,565	890	5,675
Stock option expense	1,316	(61)	1,377	(112)	1,489
Restricted stock expense	1,329	28	1,301	306	995
Total salaries and employee benefits	142,042	6,919	135,123	22,787	112,336
Cost related to termination of pension plan	—	—	—	(2,673)	2,673
Net occupancy expense	13,009	621	12,388	1,232	11,156
Equipment expense	9,173	777	8,396	(656)	9,052
FDIC insurance premiums	3,130	1,372	1,758	667	1,091
ATM, interchange and credit card expenses	11,973	738	11,235	1,379	9,856
Professional and service fees	9,334	(12)	9,346	1,493	7,853
Printing, stationery and supplies	1,910	(253)	2,163	351	1,812
Amortization of intangible assets	1,613	(377)	1,990	974	1,016
Other:
Data processing fees	1,782	163	1,619	69	1,550
Postage	1,539	93	1,446	(101)	1,547
Advertising	3,025	1,073	1,952	(1,655)	3,607
Correspondent bank service charges	1,001	93	908	201	707
Telephone	3,627	(192)	3,819	141	3,678
Public relations and business development	3,343	693	2,650	(556)	3,206
Directors’ fees	2,374	11	2,363	391	1,972
Audit and accounting fees	1,759	(473)	2,232	772	1,460
Legal fees and other related costs	2,251	975	1,276	62	1,214
Regulatory exam fees	1,423	318	1,105	(74)	1,179
Travel	1,418	451	967	(674)	1,641
Courier expense	948	93	855	(3)	858
Operational and other losses	3,293	831	2,462	583	1,879
Other real estate	49	(34)	83	(119)	202
Software amortization and expense	11,120	2,258	8,862	1,557	7,305
Other miscellaneous expense	10,572	(2,368)	12,940	5,269	7,671
Total other	49,524	3,985	45,539	5,863	39,676
Total Noninterest Expense	$241,708	$13,770	$227,938	$31,417	$196,521

Income Taxes. Income tax expense was $44.41 million for 2021, as compared to $40.33 million for 2020 and $33.22 million for 2019. Our effective tax rates on pretax income were 16.33%, 16.64% and 16.78%, respectively, for the years 2021, 2020 and 2019. The effective tax rates differ from the statutory federal tax rate of 21.0% largely due to tax exempt interest income earned on certain investment securities and loan.

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas throughout Texas served by our subsidiary bank. As of December 31, 2021, total loans held-for-investment were $5.39 billion, an increase of $217.94 million, as compared to December 31, 2020. During 2021, the Company originated $267.42 million in additional PPP loans and forgave $698.29 million resulting in a balance of $52.79 million at December 31, 2021, which are included in the Company’s commercial loan totals. The average balances of PPP loans were $327.10 million and $479.43 million for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, $1.80 million of deferred loan fees related to PPP loans continues to be amortized over the shorter of the repayment period or the contractual life of 24 to 60 months.

As compared to year-end 2020 balances, total real estate loans increased $427.25 million, total commercial loans decreased $297.73 million, agricultural loans increased $3.23 million and total consumer loans increased $85.19 million. Loans averaged $5.34 billion during 2021, an increase of $188.80 million over 2020 average balances.

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

The table below outlines the composition of the Company’s held-for-investment loans by portfolio segment. For all periods prior to December 31, 2020, management has elected to maintain its previously disclosed loan portfolio segments.

Composition of Loans Held-For-Investment (in thousands):

	December 31,
	2021	2020	2019	2018	2017
Commercial:
C&I	$837,075	$1,131,382	$ N/A	$ N/A	$ N/A
Municipal	177,905	181,325	N/A	N/A	N/A
Total Commercial	1,014,980	1,312,707	856,326	844,953	684,099
Agricultural	98,089	94,864	103,640	96,677	94,543
Real Estate:
Construction & Development	749,793	553,959	N/A	N/A	N/A
Farm	217,220	152,237	N/A	N/A	N/A
Non-Owner Occupied CRE	623,434	617,686	N/A	N/A	N/A
Owner Occupied CRE	821,653	746,974	N/A	N/A	N/A
Residential	1,334,419	1,248,409	N/A	N/A	N/A
Total Real Estate	3,746,519	3,319,265	2,823,372	2,639,346	2,302,998
Consumer:
Auto	405,416	353,595	N/A	N/A	N/A
Non-Auto	123,968	90,602	N/A	N/A	N/A
Total Consumer	529,384	444,197	411,631	372,660	403,929
Total	$5,388,972	$5,171,033	$4,194,969	$3,953,636	$3,485,569

Loans held-for-sale, consisting of secondary market mortgage loans, totaled $37.81 million and $83.97 million at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, $3.69 million and $4.38 million are valued at the lower of cost or fair value, and the remaining amount is valued under the fair value option.

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

Maturity Distribution and Interest Sensitivity of Loans at December 31, 2021 (in thousands):

The following tables summarize maturity information of our loan portfolio as of December 31, 2021. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$344,007	$357,673	$73,401	$9,201	$784,282
PPP	1,970	50,823	—	—	52,793
Municipal	21,611	42,332	78721	35241	177,905
Total Commercial	367,588	450,828	152,122	44,442	1,014,980
Agricultural	76,603	20,313	1,173	—	98,089
Real Estate:
Construction & Development	383,052	141,248	127,030	98,463	749,793
Farm	20,467	29,979	113,095	53,679	217,220
Non-Owner Occupied CRE	18,354	197,726	285,991	121,363	623,434
Owner Occupied CRE	38,106	158,234	413,565	211,748	821,653
Residential	103,472	101,174	628,889	500,884	1,334,419
Total Real Estate	563,451	628,361	1,568,570	986,137	3,746,519
Consumer:
Auto	6,278	390,958	8,180	—	405,416
Non-Auto	24,073	84,732	11,646	3,517	123,968
Total Consumer	30,351	475,690	19,826	3,517	529,384
Total	$1,037,993	$1,575,192	$1,741,691	$1,034,096	$5,388,972
% of Total Loans	19.26%	29.23%	32.32%	19.19%	100.00%

Loans with fixed interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$52,370	$207,547	$5,462	$—	$265,379
PPP	1,970	50,823	—	—	52,793
Municipal	5,868	40,557	65,728	—	112,153
Total Commercial	60,208	298,927	71,190	—	430,325
Agricultural	8,818	11,718	482	—	21,018
Real Estate:
Construction & Development	131,342	80,851	32,080	944	245,217
Farm	5,125	21,537	59,737	2,198	88,597
Non-Owner Occupied CRE	8,676	130,501	57,792	—	196,969
Owner Occupied CRE	18,888	112,828	42,992	729	175,437
Residential	29,432	82,433	415,525	38,018	565,408
Total Real Estate	193,463	428,150	608,126	41,889	1,271,628
Consumer:
Auto	6,278	390,958	8,180	—	405,416
Non-Auto	19,291	81,989	11,214	3,099	115,593
Total Consumer	25,569	472,947	19,394	3,099	521,009
Total	$288,058	$1,211,742	$699,192	$44,988	$2,243,980
% of Total Loans	5.35%	22.49%	12.97%	0.83%	41.64%

Loans with floating interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$291,637	$150,126	$67,939	$9,201	$518,903
PPP	—	—	—	—	—
Municipal	15,743	1,775	12,993	35,241	65,752
Total Commercial	307,380	151,901	80,932	44,442	584,655
Agricultural	67,785	8,595	691	—	77,071
Real Estate:
Construction & Development	251,710	60,397	94,950	97,519	504,576
Farm	15,342	8,442	53,358	51,481	128,623
Non-Owner Occupied CRE	9,678	67,225	228,199	121,363	426,465
Owner Occupied CRE	19,218	45,406	370,573	211,019	646,216
Residential	74,040	18,741	213,364	462,866	769,011
Total Real Estate	369,988	200,211	960,444	944,248	2,474,891
Consumer:
Auto	—	—	—	—	—
Non-Auto	4,782	2,743	432	418	8,375
Total Consumer	4,782	2,743	432	418	8,375
Total	$749,935	$363,450	$1,042,499	$989,108	$3,144,992
% of Total Loans	13.92%	6.74%	19.35%	18.35%	58.36%

Of the $3.14 billion of the floating interest rate loans shown above, loans totaling $1.36 billion mature or reprice over the next twelve months. Of this amount, approximately $340 million will reprice immediately upon changes in the underlying index rate (primarily U.S. prime rate) with the remaining $1.02 billion being subject to floors above the current index.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $34.16 million at December 31, 2021, as compared to $42.90 million at December 31, 2020 and $25.77 million at December 31, 2019. As a percent of loans held-for-investment and foreclosed assets, these assets were 0.63% at December 31, 2021, as compared to 0.83% at December 31, 2020 and 0.61% at December 31, 2019. As a percent of total assets, these assets were 0.26% at December 31, 2021, as compared to 0.39% at December 31, 2020 and 0.31% at December 31, 2019. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at December 31, 2021.

Supplemental Oil and Gas Information. At December 31, 2021, the Company’s exposure to the oil and gas industry was 2.62% of loans held-for-investment, excluding PPP loans, or $140.03 million, compared to 2.27% of loans held-for-investment, or $106.24 million at December 31, 2020. These oil and gas loans consisted (based on collateral supporting the loan) of (i) development and production loans of 11.07%, (ii) oil and gas field servicing loans of 4.21%, (iii) real estate loans of 33.71%, (iv) accounts receivable and inventory of 22.82%, (v) automobile of 24.92% and (vi) other of 3.27%. These loans have warranted additional scrutiny because of fluctuating oil and gas prices and the COVID pandemic. The Company instituted additional monitoring procedures for these loans and has classified and downgraded loans as appropriate. The following oil and gas information is as of and for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Oil and gas related loans, excluding PPP loans	$140,034	$106,237
Oil and gas related loans as a % of total loans held-for- investment, excluding PPP loans	2.62%	2.27%
Classified oil and gas related loans	$11,821	$13,298
Nonaccrual oil and gas related loans	$3,701	$4,774
Net charge-offs for oil and gas related loans for year then ended	$28	$825

Additionally, the Company's trust revenues may be impacted by oil and gas prices which represented approximately 12% and 9% of total trust revenues in 2021 and 2020, respectively.

Supplemental COVID Industry Exposure. In addition, at December 31, 2021, loan balances in the retail/restaurant/hospitality industries totaled $526.09 million or 9.86% of the Company’s total loans held-for-investment, excluding PPP loans. Classified and nonperforming loans for these industries combined at December 31, 2021, totaled $32.75 million and $1.49 million, respectively. Net recoveries related to this portfolio totaled $464 thousand for the year ended December 31, 2021. Additional information related to the Company’s retail/restaurant/hospitality industries follows below (in thousands, except percentages):

	December 31,
	2021	2020
Retail loans	$375,752	$216,244
Restaurant loans	60,894	48,618
Hotel loans	62,404	71,716
Other hospitality loans	26,438	21,970
Travel loans	598	780
Total Retail/Restaurant/Hospitality loans, excluding PPP loans	$526,086	$359,328
Retail/Restaurant/Hospitality loans as a % of total loans held- for-investment, excluding PPP loans	9.86%	7.67%
Classified Retail/Restaurant/Hospitality loans	$32,747	$31,192
Nonaccrual Retail/Restaurant/Hospitality loans	1,487	5,975
Net Charge-Offs (Recoveries) for Retail/Restaurant/Hospitality loans	(464)	895

Nonaccrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	At December 31,
	2021	2020	2019	2018	2017
Nonaccrual loans	$31,652	$42,619	$24,582	$27,534	$17,670
Loans still accruing and past due 90 days or more	8	113	153	1,008	288
Troubled debt restructured loans*	21	24	26	513	627
Nonperforming loans	31,681	42,756	24,761	29,055	18,585
Foreclosed assets	2,477	142	1,009	577	1,532
Total nonperforming assets	$34,158	$42,898	$25,770	$29,632	$20,117
As a % of loans held-for-investment and foreclosed assets	0.63%	0.83%	0.61%	0.75%	0.58%
As a % of total assets	0.26	0.39	0.31	0.38	0.28

* Troubled debt restructured loans of $6.72 million, $7.41 million, $4.79 million, $3.84 million and $4.63 million, respectively, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in nonaccrual loans as of December 31, 2021, 2020, 2019, 2018 and 2017.

We record interest payments received on nonaccrual loans as reductions of principal. Prior to the loans being placed on nonaccrual, we recognized interest income on these loans as of December 31, 2021 of approximately $1.35 million during the year ended December 31, 2021. If interest on these loans had been recognized on a full accrual basis during the year ended December 31, 2021, such income would have approximated $2.61 million.

Included in our loan portfolio are certain other loans not included in the table above that are deemed to be potential problem loans. Potential problem loans are those loans that are currently performing, but for which known information about trends, uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $6.63 million as of December 31, 2021.

See Note 3 to the Consolidated Financial Statements for more information on these assets.

Allowance for Credit Losses. The allowance for credit losses is the amount we determine as of a specific date to be appropriate to absorb current expected credit losses on existing loans. For a discussion of our methodology, see our accounting policies in Note 1 to the Consolidated Financial Statements. The provision for credit losses was a net reversal of $1.14 million in 2021, as compared to a provision of $19.52 million in 2020 and $2.97 million in 2019. The net reversal of the Company's provision for credit losses in 2021 reflects the continued improvement in the economic outlook for our markets across Texas and overall improvements in asset quality offset by loan growth. The provision for credit losses in 2020 reflected primarily the stress on our loan portfolio from the increase in unemployment and economic effects of the COVID pandemic. As a percent of average loans, net loan charge-offs were 0.02% during 2021, 0.06% during 2020 and 0.04% during 2019. The allowance for credit losses as a percent of loans held-for-investment was 1.18% as of December 31, 2021, as compared to 1.29% as of December 31, 2020 and 1.25% as of December 31, 2019. The allowance for credit losses as a percent of loans held-for-investment, excluding PPP loans, was 1.19% as of December 31, 2021, as compared to 1.42% as of December 31, 2020 and 1.25% as of December 31, 2019. Included in the following tables are further analysis of our allowance for credit losses.

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

Loan Loss Experience and Allowance for Credit Losses (in thousands, except percentages):

	2021	2020	2019	2018	2017
Balance at January 1,	$66,534	$52,499	$51,202	$48,156	$45,779
Impact of adopting ASC 326	—	(619)	—	—	—
Initial allowance on acquired TB&T PCD loans	—	1,678	—	—	—
Charge-offs:
Commercial:
C&I	(1,600)	(2,516)	N/A	N/A	N/A
Municipal	—	—	N/A	N/A	N/A
Total Commercial	(1,600)	(2,516)	(1,545)	(1,418)	(3,018)
Agricultural	(2,683)	(372)	(319)	—	(71)
Real estate:
Construction & Development	—	—	N/A	N/A	N/A
Farm	—	—	N/A	N/A	N/A
Non-Owner Occupied CRE	(6)	(563)	N/A	N/A	N/A
Owner Occupied CRE	(231)	(567)	N/A	N/A	N/A
Residential real estate	(93)	(373)	N/A	N/A	N/A
Total real estate	(330)	(1,503)	(1,335)	(1,479)	(1,215)
Consumer:
Auto	(610)	(548)	N/A	N/A	N/A
Non-Auto	(285)	(375)	N/A	N/A	N/A
Total Consumer	(895)	(923)	(927)	(1,550)	(1,517)
Total charge-offs	(5,508)	(5,314)	(4,126)	(4,447)	(5,821)
Recoveries:
Commercial:
C&I	2,150	1,315	N/A	N/A	N/A
Municipal	—	—	N/A	N/A	N/A
Total Commercial	2,150	1,315	1,364	839	942
Agricultural	36	31	158	15	33
Real estate:
Construction & Development	1	—	N/A	N/A	N/A
Farm	110	157	N/A	N/A	N/A
Non-Owner Occupied CRE	702	131	N/A	N/A	N/A
Owner Occupied CRE	821	17	N/A	N/A	N/A
Residential real estate	96	151	N/A	N/A	N/A
Total Real Estate	1,730	456	404	462	192
Consumer:
Auto	401	269	N/A	N/A	N/A
Non-Auto	211	171	N/A	N/A	N/A
Total Consumer	612	440	532	512	501
Total recoveries	4,528	2,242	2,458	1,828	1,668
Net charge-offs	(980)	(3,072)	(1,668)	(2,619)	(4,153)
Provision for credit losses (excluding provision for unfunded commitment)	(2,089)	16,048	2,965	5,665	6,530
Balance at December 31,	$63,465	$66,534	$52,499	$51,202	$48,156

Loans, held-for-investment at year-end	$5,388,972	$5,171,033	$4,194,969	$3,953,636	$3,485,569
Average loans	5,341,332	5,152,531	4,074,667	3,828,040	3,435,447
Net charge-offs/average loans	0.02%	0.06%	0.04%	0.07%	0.12%
Allowance for credit losses/year-end loans held-for-investment	1.18%	1.29%	1.25%	1.30%	1.38%
Allowance for credit losses/nonaccrual, past due 90 days still accruing and restructured loans	200.33	155.61	212.02	176.22	259.11

Allocation of Allowance for Credit Losses (in thousands):

	At December 31,
	2021	2020	2019	2018	2017
	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount
Commercial:
C&I	$12,280	$13,609	$ N/A	$ N/A	$ N/A
Municipal	348	1,552	N/A	N/A	N/A
Total Commercial	12,628	15,161	12,122	11,948	10,865
Agricultural	1,597	1,255	1,206	1,446	1,305
Real estate:
Construction & Development	17,627	13,512	N/A	N/A	N/A
Farm	663	1,876	N/A	N/A	N/A
Non-Owner Occupied CRE	10,722	8,391	N/A	N/A	N/A
Owner Occupied CRE	10,828	12,347	N/A	N/A	N/A
Residential real estate	8,133	12,601	N/A	N/A	N/A
Total Real Estate	47,973	48,727	33,974	32,342	29,896
Consumer:
Auto	896	1,020	N/A	N/A	N/A
Non-Auto	371	371	N/A	N/A	N/A
Total Consumer	1,267	1,391	5,197	5,466	6,090
Total	$63,465	$66,534	$52,499	$51,202	$48,156

Percent of Loans in Each Category of Total Loans:

	2021	2020	2019	2018	2017
Commercial:
C&I	15.53%	21.88%	N/A%	N/A%	N/A%
Municipal	3.30	3.51	N/A	N/A	N/A
Total Commercial	18.83	25.39	20.41	21.37	19.63
Agricultural	1.83	1.83	2.47	2.45	2.71
Real estate:
Construction & Development	13.91	10.71	N/A	N/A	N/A
Farm	4.03	2.94	N/A	N/A	N/A
Non-Owner Occupied CRE	11.57	11.95	N/A	N/A	N/A
Owner Occupied CRE	15.25	14.45	N/A	N/A	N/A
Residential real estate	24.76	24.14	N/A	N/A	N/A
Total Real Estate	69.52	64.19	67.31	66.75	66.07
Consumer:
Auto	7.52	6.84	N/A	N/A	N/A
Non-Auto	2.30	1.75	N/A	N/A	N/A
Total Consumer	9.82	8.59	9.81	9.43	11.59
Total	100.00%	100.00%	100.00%	100.00%	100.00%

Interest-Bearing Demand Deposits in Banks. The Company had interest-bearing demand deposits in banks of $323.54 million at December 31, 2021 and $517.97 million at December 31, 2020, respectively. At December 31, 2021, our interest-bearing deposits in banks included $323.12 million maintained at the Federal Reserve Bank of Dallas and $413 thousand on deposit with the Federal Home Loan Bank of Dallas (FHLB). The average balance of interest-bearing deposits in banks was $590.84 million, $249.70 million and $80.81 million in 2021, 2020 and 2019, respectively. The average yield on interest-bearing deposits in banks was 0.12%, 0.38% and 2.22% in 2021, 2020 and 2019, respectively.

Available-for-Sale Securities. At December 31, 2021, securities with a fair value of $6.57 billion were classified as securities available-for-sale. There were no securities classified as held-to-maturity at December 31, 2021 and 2020. As compared to December 31, 2020, the available-for-sale portfolio at December 31, 2021, reflected (1) an increase of $126.84 million in U.S. Treasury securities; (2) an increase of $326.60 million in obligations of states and political subdivisions; (3) an increase of $63.74 million in corporate bonds and other; and (4) an increase of $1.66 billion in mortgage-backed securities. As compared to December 31, 2019, the available-for-sale portfolio at December 31, 2020, reflected (1) a decrease of $10.02 million in U.S. Treasury securities; (2) an increase of $1.14 billion in obligations of states and political subdivisions; (3) a decrease of $151 thousand in corporate bonds and other securities; and (4) a decrease of $148.01 million in mortgage-backed securities. Securities-available-for-sale included fair value adjustments of $125.67 million, $215.85 million and $84.51 million at December 31, 2021, 2020 and 2019, respectively. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See the below table and Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2021 and 2020.

Maturities and Yields of Available-for-Sale Held at December 31, 2021 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$—	—%	$126,841	1.17%	$—	—%	$—	—%	$126,841	1.17%
Obligations of states and political subdivisions	140,066	4.32	713,240	3.87	1,880,360	2.60	19,805	2.45	2,753,471	3.01
Corporate bonds and other securities	4,431	1.20	21,254	1.51	42,613	1.71	—	—	68,298	1.61
Mortgage-backed securities	119,677	2.42	2,288,673	1.63	908,608	1.62	307,611	2.16	3,624,569	1.70
Total	$264,174	3.41%	$3,150,008	2.12%	$2,831,581	2.27%	$327,416	2.18%	$6,573,179	2.24%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 21%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.

As of December 31, 2021, the investment portfolio had an overall tax equivalent yield of 2.24%, a weighted average life of 5.45 years and modified duration of 4.84 years. At December 31, 2020, the investment portfolio had an overall tax equivalent yield of 2.76%, a weighted average life of 4.66 years and modified duration of 4.14 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $10.57 billion as of December 31, 2021, as compared to $8.68 billion as of December 31, 2020 and $6.60 billion as of December 31, 2019. The table below provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $250,000 or more:

Composition of Average Deposits and Remaining Maturity of Time Deposits of $250,000 or More (in thousands, except percentages):

	2021		2020		2019
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,449,313	—%	$2,782,896	—%	$2,137,089	—%
Interest-bearing deposits
Interest-bearing checking	3,068,952	0.07	2,513,627	0.21	2,097,109	0.68
Savings and money market accounts	2,682,266	0.07	2,214,569	0.20	1,679,168	0.54
Time deposits under $250,000	318,886	0.28	335,740	0.55	313,930	0.74
Time deposits of $250,000 or more	154,517	0.47	134,618	1.04	118,459	1.30
Total interest-bearing deposits	6,224,621	0.09%	5,198,554	0.25%	4,208,666	0.64%
Total average deposits	$9,673,934		$7,981,450		$6,345,755
Total cost of deposits		0.06%		0.16%		0.42%

As of December 31, 2021
Three months or less	$78,564
Over three through six months	24,749
Over six through twelve months	26,629
Over twelve months	21,402
Total time deposits of $250,000 or more	$151,344

The estimated amount of uninsured and uncollateralized deposits including related interest accrued and unpaid is approximately $3.86 billion as of December 31, 2021.

Borrowings. Included in borrowings were federal funds purchased, securities sold under repurchase agreements, advances from the FHLB and other borrowings of $671.15 million, $430.09 million and $381.36 million at December 31, 2021, 2020 and 2019, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowing. The average balances of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $556.61 million, $561.51 million, and $398.14 million in 2021, 2020 and 2019, respectively. The average rates paid on federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were 0.06%, 0.20% and 0.75% for the years ended December 31, 2021, 2020 and 2019, respectively. The weighted average interest rate on federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was 0.06%, 0.08% and 0.48% at December 31, 2021, 2020 and 2019, respectively. The highest amount of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB at any month-end during 2021, 2020 and 2019 was $674.88 million, $925.42 million and $423.67 million, respectively.

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

The following analysis depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels for the periods presented.

	Percentage change in net interest income:
Change in interest rates:	December 31,
(in basis points)	2021	2020
+400	10.56%	18.18%
+300	8.52%	13.99%
+200	6.13%	9.51%
+100	3.42%	4.75%
-100	(5.64)%	(3.46)%
-200	(9.06)%	(5.44)%

The results for the net interest income simulations as of December 31, 2021 and December 31, 2020 resulted in an asset sensitive position. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Capital and Liquidity

Capital. We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $1.76 billion, or 13.43% of total assets at December 31, 2021, as compared to $1.68 billion, or 15.39% of total assets at December 31, 2020. Included in shareholders’ equity at December 31, 2021 and 2020 were $99.25 million and $170.40 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. During 2021, total shareholders’ equity averaged $1.71 billion, or 14.20% of average assets, as compared to $1.56 billion, or 15.32% of average assets during 2020.

Banking regulators measure capital adequacy by means of the risk-based capital ratios and leverage ratio under the Basel III Rules and prompt corrective action regulations. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets.

Beginning in January 2015, under the Basel III Rules, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reached 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including divided payments and stock repurchase, and to pay discretionary bonuses to executive officers.

As of December 31, 2021 and 2020, we had a total risk-based capital ratio of 20.34% and 22.03%, a Tier 1 capital to risk-weighted assets ratio of 19.35% and 20.79%, a common equity Tier 1 capital to risk-weighted ratio of 19.35% and 20.79% and a Tier 1 leverage ratio of 11.13% and 11.86%, respectively. The regulatory capital ratios as of December 31, 2021 and 2020 were calculated under Basel III Rules.

Our subsidiary bank made the election to continue to exclude accumulated other comprehensive income from capital in connection with its March 31, 2015 quarterly financial filing and, in effect, to retain the accumulated other comprehensive income treatment under the prior capital rules.

Liquidity. Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and other borrowings, which amounted to $671.15 million at December 31, 2021, and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2023 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At December 31, 2021, there were no amounts drawn on these lines of credit. Our subsidiary bank also has (i) an available line of credit with the FHLB totaling $2.09 billion at December 31, 2021, secured by portions of our loan portfolio and certain investment securities; and (ii) access to the Federal Reserve Bank of Dallas lending program. At December 31, 2021, the Company did not have any balances outstanding under this line of credit.

The Company renewed its loan agreement, effective June 30, 2021, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. See Note 8 - Line of Credit in the accompanying notes to consolidated financial statements regarding further information on this line of credit.

In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and cash equivalents at the Company, which totaled $152.36 million at December 31, 2021, investment securities which totaled $2.49 million at December 31, 2021 with maturities over 8 to 9 years, available dividends from our subsidiaries which totaled $348.57 million at December 31, 2021, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs.

In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements for the expected timing of such payments as of December 31, 2021. These payments related to time deposits with stated maturity dates (Note 7 - Deposits and Borrowings) and operating leases (Note 11 - Commitments and Contingencies). In addition, we have construction contracts with remaining future minimum contractual obligations of approximately $12.33 million in 2022.

Off-Balance Sheet/Reserve for Unfunded Commitments. We are a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At December 31, 2021, the Company’s reserve for unfunded commitments totaled $6.44 million which is recorded in other liabilities.

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

See further disclosure of the unfunded lines of credit, unfunded commitments to extend credit and standby letters of credit (Note 12 - Financial Instruments with Off-Balance-Sheet Risk). Future notional amounts committed are $1.03 million in less than one year, $208 thousand in more than one year but less than three years and $465 thousand thereafter.

We believe we have no other OBS arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At December 31, 2021, $348.57 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends to us of $96.50 million in 2021 and $87.50 million in 2020.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 35% to 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 36.30%, 35.88% and 38.31% of net earnings, respectively, in 2021, 2020 and 2019. Given our current capital position, projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

Management considers interest rate risk to be a significant market risk for the Company. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk” for disclosure regarding this market risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the report of our independent registered public accounting firm begin on page F-1.

Quarterly Results of Operations (in thousands, except per share and common stock data):

The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in the fiscal years of 2021 and 2020. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	2021
	4th	3rd	2nd	1st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	$95,995	$97,198	$92,602	$90,610
Interest expense	1,187	1,416	1,653	1,786
Net interest income	94,808	95,782	90,949	88,824
Provision for credit losses	2,064	—	(1,206)	(1,997)
Net interest income after provision for credit losses	92,744	95,782	92,155	90,821
Noninterest income	34,902	37,725	34,668	34,066
Net gain on securities transactions	1	1	5	808
Noninterest expense	61,672	62,939	59,374	57,723
Earnings before income taxes	65,975	70,569	67,454	67,972
Income tax expense	10,638	11,641	11,075	11,054
Net earnings	$55,337	$58,928	$56,379	$56,918
Per Share Data:
Earnings per share, basic	$0.39	$0.41	$0.40	$0.40
Earnings per share, diluted	0.39	0.41	0.39	0.40
Cash dividends declared	0.15	0.15	0.15	0.13
Book value at period-end	12.34	12.17	12.08	11.70
Common stock sales price:
High	$55.00	$50.49	$52.49	$51.60
Low	45.75	43.03	45.18	35.17
Close	50.84	45.95	49.13	46.73

	2020
	4th	3rd	2nd	1st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	$92,457	$91,373	$92,197	$88,100
Interest expense	1,920	2,163	2,962	7,198
Net interest income	90,537	89,210	89,235	80,902
Provision for credit losses	(8,033)	9,000	8,700	9,850
Net interest income after provision for credit losses	98,570	80,210	80,535	71,052
Noninterest income	35,686	38,539	35,407	26,670
Net gain on securities transactions	23	36	1,512	2,062
Noninterest expense	63,705	55,593	53,321	55,318
Earnings before income taxes	70,574	63,192	64,133	44,466
Income tax expense	12,099	10,335	10,663	7,234
Net earnings	$58,475	$52,857	$53,470	$37,232
Per Share Data:
Earnings per share, basic	$0.41	$0.37	$0.38	$0.26
Earnings per share, diluted	0.41	0.37	0.38	0.26
Cash dividends declared	0.13	0.13	0.13	0.12
Book value at period-end	11.80	11.40	11.14	9.03
Common stock sales price:
High	$36.43	$32.80	$33.81	$35.94
Low	27.49	26.71	23.44	20.70
Close	36.17	27.91	28.89	26.84

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

First Financial Bankshares, Inc. and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2021, the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, is effective based on those criteria.

Ernst & Young LLP, Dallas, Texas, (U.S. PCAOB Auditor Firm I.D.: 42), the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021. The report, which expresses an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021, is included below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Financial Bankshares, Inc.

Opinion on Internal Control over Financial Reporting

We have audited First Financial Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, First Financial Bankshares, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021 and the related notes and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas

February 22, 2022

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2022 Annual Meeting of Shareholders which will be filed with the SEC not later than 120 days after December 31, 2021.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2022 Annual Meeting of Shareholders which will be filed with the SEC not later than 120 days after December 31, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 related to security ownership of certain beneficial owners and management is hereby incorporated by reference from our proxy statement for our 2021 annual meeting of shareholders. The following chart gives aggregate information under our equity compensation plans as of December 31, 2021. Additional information regarding stock-based compensation plans is presented in Note 18 – Stock Based Compensation in the notes to consolidated financial statements.

	Number of Shares To be Issued Upon Exercise of Outstanding Awards		Weighted Average Exercise Price of Outstanding Awards		Number of Shares Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Far Left Column)
Equity compensation plans approved by security holders	1,784,365	(1)	$25.11	(2)	2,207,511
Equity compensation plans not approved by security holders	—		—		—
Total	1,784,365		$25.11		2,207,511

(1)
Includes 1,669,976 shares related to stock options, 46,598 shares related to non-vested restricted stock, 22,597 share related to restricted stock units and 45,194 shares related to performance stock units (assuming attainment of the maximum payout rate as set forth by the performance criteria).
(2)
Excludes outstanding restricted stock and stock units which are exercised for no consideration.

The remainder of the information required by Item 12 is incorporated by reference from our proxy statement for our 2022 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2022 Annual Meeting of Shareholders which will be filed with the SEC not later than 120 days after December 31, 2021.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2022 Annual Meeting of Shareholders which will be filed with the SEC not later than 120 days after December 31, 2021.

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

10.2	—	2021 Omnibus Stock and Incentive Plan (incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K filed April 28, 2021).++
10.3	—	Loan Agreement, dated June 30, 2013, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed July 1, 2013).

10.4	—

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

5
10.6	—

Third Amendment to Loan Agreement, dated June 30, 2019, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed July 1, 2019).

10.7	—

Fourth Amendment to Loan Agreement dated June 30, 2021, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrants Form 8-K filed July 7, 2021).

10.8	—	2015 Restricted Stock Plan as Amended and Restated April 28, 2020 (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed May 1, 2020).++

10.9	—	Form of Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 30, 2020).++

10.10	—	Supplemental Executive Retirement Plan, as amended and restated, effective January 1, 2022 (incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K filed November 1, 2021).++
21.1	—	Subsidiaries of Registrant.*

23.1	—	Consent of Ernst & Young LLP.*

24.1	—	Power of Attorney (included on signature page of this Form 10-K).*

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.+

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.+

101.INS	—	Inline XBRL Instance Document. – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL Document.*

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	—	The cover page for the Company's Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL and contained in Exhibit 101

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

FIRST FINANCIAL BANKSHARES, INC.

Date: February 22, 2022	By:	/s/ F. Scott Dueser
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

Name	Title	Date
/s/ F. Scott Dueser	Chairman of the Board, Director,	February 22, 2022
F. Scott Dueser	President, and Chief Executive Officer (Principal Executive Officer)

/s/ James R. Gordon	Executive Vice President and Chief	February 22, 2022
James R. Gordon	Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ April K. Anthony	Director	February 22, 2022
April K. Anthony

/s/ Vianei Lopez Braun	Director	February 22, 2022
Vianei Lopez Braun

/s/ Tucker S. Bridwell	Director	February 22, 2022
Tucker S. Bridwell

/s/ David L. Copeland	Director	February 22, 2022
David L. Copeland

/s/ Michael B. Denny	Director	February 22, 2022
Michael B. Denny

/s/ Murray H. Edwards	Director	February 22, 2022
Murray H. Edwards

/s/ Eli Jones, Ph.D.	Director	February 22, 2022
Eli Jones, Ph.D.

/s/ I. Tim Lancaster	Director	February 22, 2022
I. Tim Lancaster

/s/ Kade L. Matthews	Director	February 22, 2022
Kade L. Matthews

/s/ Robert C. Nickles	Director	February 22, 2022
Robert C. Nickles

/s/ Johnny E. Trotter	Director	February 22, 2022
Johnny E. Trotter

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Financial Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2022 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-13

As discussed in Note 1 of the consolidated financial statements, the Company changed its method of accounting for allowance for loan losses in 2020. As explained below, auditing the Company’s allowance for loan losses was a critical audit matter.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

Description of the Matter

As of December 31, 2021, the Company’s loan portfolio totaled $5.4 billion and the related allowance for loan losses (ALL) was $63.5 million. The Company calculates their allowance for loan losses in accordance with ASU 2016-13, Financial Instruments – Credit Losses, utilizing a forward-looking expected loss model (the “Current Expected Credit Losses (CECL)” model) to estimate credit losses over the remaining expected life of the Company’s loan portfolio. As discussed in Notes 1 and 3 of the consolidated financial statements, the ALL is an amount which represents management’s best estimate of expected credit losses over the contractual life of the Company’s loan portfolio as of the balance sheet date. The ALL includes credit loss estimates for loans evaluated using common risk characteristics such as financial asset type, collateral type and industry of the borrower. Historical losses are correlated to economic variables that are determined to be the most relevant indicators of expected losses. Those economic variables are forecasted over the reasonable and supportable forecast period to determine the current expected credit losses. Qualitative adjustments are then made to account for factors that management does not believe are captured in the CECL quantitative models. Management applies judgment in estimating the ALL and, in particular, identifying and quantifying qualitative adjustments included within the ALL.

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

To test the models, with the support of specialists, we evaluated the model methodology and design, as well as performed procedures over the Company’s correlation of the relevant economic variables to historical losses. On a sample basis, we independently tested and agreed the key inputs used in the models to internal and external sources. Additionally, on a sample basis, we performed an independent recalculation of the models’ output. To test the qualitative adjustments, we evaluated the identification and measurement of the adjustments, including the basis for concluding the adjustments were warranted when considering the model methodology and the historical data used in the adjustments. We tested the completeness and accuracy of data used by the Company to estimate the qualitative adjustments by agreeing underlying data to internal sources and recalculated the analyses used by the Company to measure the adjustments. We also reviewed peer-bank allowance coverage ratios and subsequent event information and considered whether it corroborated or contradicted the Company’s overall estimate of the ALL.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Dallas, Texas

February 22, 2022

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2021 and 2020

(Dollars in thousands, except share and per share amounts)

	2021	2020
ASSETS
CASH AND DUE FROM BANKS	$205,053	$211,113
INTEREST-BEARING DEMAND DEPOSITS IN BANKS	323,535	517,971
Total cash and cash equivalents	528,588	729,084
SECURITIES AVAILABLE-FOR-SALE, at fair value (amortized cost of these securities was $6,447,510 and $4,177,179 as of December 31, 2021 and 2020, respectively)	6,573,179	4,393,029
LOANS:
Held-for-investment, excluding PPP Loans	5,336,179	4,687,370
PPP Loans	52,793	483,663
Total loans held-for-investment	5,388,972	5,171,033
Less – allowance for credit losses	(63,465)	(66,534)
Net loans held – for -investment	5,325,507	5,104,499
Held-for-sale ($34,122 and $79,585 at fair value as of December 31, 2021 and 2020, respectively)	37,810	83,969
BANK PREMISES AND EQUIPMENT, net	149,764	142,269
INTANGIBLE ASSETS, net	316,779	318,392
OTHER ASSETS	170,834	133,258
Total assets	$13,102,461	$10,904,500
LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$3,780,230	$2,982,697
INTEREST-BEARING DEPOSITS	6,786,258	5,693,120
Total deposits	10,566,488	8,675,817
DIVIDENDS PAYABLE	21,388	18,484
BORROWINGS	671,152	430,093
TRADE DATE PAYABLES	—	14,641
OTHER LIABILITIES	84,209	87,275
Total liabilities	11,343,237	9,226,310
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
COMMON STOCK—$0.01 par value; authorized 200,000,000 shares; 142,532,116 and 142,161,834 shares issued at December 31, 2021 and 2020, respectively	1,425	1,422
CAPITAL SURPLUS	676,871	669,644
RETAINED EARNINGS	981,675	836,729
TREASURY STOCK (shares at cost: 936,897 and 938,591 at December 31, 2021 and 2020, respectively)	(10,090)	(9,126)
DEFERRED COMPENSATION	10,090	9,126
ACCUMULATED OTHER COMPREHENSIVE EARNINGS, net	99,253	170,395
Total shareholders’ equity	1,759,224	1,678,190
Total liabilities and shareholders’ equity	$13,102,461	$10,904,500

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Earnings

December 31, 2021, 2020 and 2019

(Dollars in thousands, except share and per share amounts)

	2021	2020	2019
INTEREST INCOME:
Interest and fees on loans	$271,638	$263,320	$224,556
Interest on investment securities:
Taxable	47,390	51,456	55,670
Exempt from federal income tax	56,638	48,399	37,075
Interest on federal funds sold and interest-bearing deposits in banks	739	953	1,891
Total interest income	376,405	364,128	319,192
INTEREST EXPENSE:
Interest on deposits	5,705	13,118	27,122
Other	337	1,125	2,980
Total interest expense	6,042	14,243	30,102
Net interest income	370,363	349,885	289,090
PROVISION FOR CREDIT LOSSES	(1,139)	19,517	2,965
Net interest income after provisions for credit losses	371,502	330,368	286,125
NONINTEREST INCOME:
Trust fees	36,145	29,531	28,401
Service charges on deposit accounts	21,156	20,572	22,039
ATM, interchange and credit card fees	38,278	32,469	29,863
Gain on sale and fees on mortgage loans	33,245	43,872	18,144
Net gain on sale of available-for-sale securities	815	3,633	733
Net gain on sale of foreclosed assets	190	159	274
Net gain on sale of assets	210	112	319
Interest on loan recoveries	4,039	856	2,092
Other	8,098	8,731	6,563
Total noninterest income	142,176	139,935	108,428
NONINTEREST EXPENSE:
Salaries and employee benefits	142,042	135,123	112,336
Cost related to termination of pension plan	—	—	2,673
Net occupancy expense	13,009	12,388	11,156
Equipment expense	9,173	8,396	9,052
FDIC insurance premiums	3,130	1,758	1,091
ATM, interchange and credit card expenses	11,973	11,235	9,856
Professional and service fees	9,334	9,346	7,853
Printing, stationery and supplies	1,910	2,163	1,812
Operational and other losses	3,293	2,462	1,879
Software amortization and expense	11,120	8,862	7,305
Amortization of intangible assets	1,613	1,990	1,016
Other	35,111	34,215	30,492
Total noninterest expense	241,708	227,938	196,521
EARNINGS BEFORE INCOME TAXES	271,970	242,365	198,032
INCOME TAX EXPENSE	44,408	40,331	33,220
NET EARNINGS	$227,562	$202,034	$164,812
NET EARNINGS PER SHARE, BASIC	$1.60	$1.42	$1.22
NET EARNINGS PER SHARE, DILUTED	$1.59	$1.42	$1.21
DIVIDENDS PER SHARE	$0.58	$0.51	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings

Years Ended December 31, 2021, 2020 and 2019

(Dollars in thousands)

	2021	2020	2019
NET EARNINGS	$227,562	$202,034	$164,812
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain on investment securities available-for- sale, before income taxes	(89,238)	133,872	80,906
Reclassification adjustment for realized gains on investment securities included in net earnings, before income taxes	(815)	(3,633)	(733)
Minimum liability pension adjustment, before income taxes	—	—	1,676
Total other items of comprehensive earnings (losses)	(90,053)	130,239	81,849
Income tax benefit (expense) related to:
Change in unrealized gain on investment securities available-for-sale	18,740	(28,113)	(16,990)
Reclassification adjustment for realized gains on investment securities included in net earnings	171	763	154
Minimum liability pension adjustment	—	—	(352)
Total income tax benefit (expense)	18,911	(27,350)	(17,188)
COMPREHENSIVE EARNINGS	$118,598	$304,923	$229,473

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2021, 2020 and 2019

(Dollars in thousands)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Total Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings, net	Equity
BALANCE, December 31, 2018	67,753,133	$678	$443,114	$606,658	(467,811)	$(7,507)	$7,507	$2,845	$1,053,295
Net earnings	—	—	—	164,812	—	—	—	—	164,812
Stock option exercises	241,725	2	4,291	—	—	—	—	—	4,293
Restricted stock grant, net	56,687	—	1,782	—	—	—	—	—	1,782
Cash dividends declared, $0.47 per share	—	—	—	(63,135)	—	—	—	—	(63,135)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	1,324	1,324
Change in unrealized gain in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	63,337	63,337
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	4,742	(715)	715	—	—
Stock option expense	—	—	1,489	—	—	—	—	—	1,489
Two-for-one stock split in the form of 100% stock dividend	67,840,210	679	—	(679)	(464,339)	—	—	—	—
BALANCE, December 31, 2019	135,891,755	$1,359	$450,676	$707,656	(927,408)	$(8,222)	$8,222	$67,506	$1,227,197
Cumulative effect of adopting ASC 326 on January 1, 2020, net of related income taxes	—	—	—	(466)	—	—	—	—	(466)
Total shareholders’ equity at beginning of period, as adjusted	135,891,755	1,359	450,676	707,190	(927,408)	(8,222)	8,222	67,506	1,226,731
Stock issued in acquisition of TB&T Bancshares, Inc.	6,275,574	63	220,210	—	—	—	—	—	220,273
Net earnings	—	—	—	202,034	—	—	—	—	202,034
Stock option exercises	295,093	3	4,714	—	—	—	—	—	4,717
Restricted stock grant, net	24,214	—	672	—	—	—	—	—	672
Cash dividends declared, $0.51 per share	—	—	—	(72,495)	—	—	—	—	(72,495)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	102,889	102,889
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(11,183)	(904)	904	—	—
Stock option expense	—	—	1,377	—	—	—	—	—	1,377
Shares repurchased and retired under stock repurchase authorization	(324,802)	(3)	(8,005)	—	—	—	—	—	(8,008)
BALANCE, December 31, 2020	142,161,834	$1,422	$669,644	$836,729	(938,591)	$(9,126)	$9,126	$170,395	$1,678,190
Net earnings	—	—	—	227,562	—	—	—	—	227,562
Stock option exercises	345,829	3	5,902	—	—	—	—	—	5,905
Restricted stock grant, net	24,453	—	9	—	—	—	—	—	9
Cash dividends declared, $0.58 per share	—	—	—	(82,616)	—	—	—	—	(82,616)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	(71,142)	(71,142)
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	1,694	(964)	964	—	—
Stock option expense	—	—	1,316	—	—	—	—	—	1,316
BALANCE, December 31, 2021	142,532,116	$1,425	$676,871	$981,675	(936,897)	$(10,090)	$10,090	$99,253	$1,759,224

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2021, 2020 and 2019

(Dollars in thousands)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$227,562	$202,034	$164,812
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,061	12,793	11,665
Provision for credit losses	(1,139)	19,517	2,965
Securities premium amortization, net	68,308	41,959	25,788
Discount accretion on purchased loans	(2,362)	(3,780)	(1,666)
Gain on sale of assets, net	(1,217)	(4,001)	(1,477)
Deferred federal income tax (expense) benefit	3,531	(5,249)	(29)
Change in loans held-for-sale	44,098	(53,494)	(5,830)
Change in other assets	(11,308)	(23,233)	1,851
Change in other liabilities	12,697	24,122	4,374
Total adjustments	125,669	8,634	37,641
Net cash provided by operating activities	353,231	210,668	202,453
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition of TB&T Bancshares, Inc., net	—	61,028	—
Net decrease in interest-bearing time deposits in banks	—	—	1,458
Activity in available-for-sale securities and other investments:
Sales	10,631	263,042	67,414
Maturities	8,495,614	6,075,017	4,460,703
Purchases	(10,887,727)	(7,117,151)	(4,727,430)
Net increase in loans held-for-investment	(211,786)	(529,144)	(243,524)
Purchases of bank premises and equipment	(19,205)	(16,450)	(8,671)
Proceeds from sale of bank premises and equipment and other assets	823	1,456	2,249
Net cash used in investing activities	(2,611,650)	(1,262,202)	(447,801)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	797,533	679,744	(50,979)
Net increase in interest-bearing deposits	1,093,138	843,142	474,396
Net increase (decrease) in borrowings	241,059	48,737	(87,350)
Common stock transactions:
Proceeds from stock option exercises	5,905	4,717	4,294
Dividends paid	(79,712)	(70,318)	(61,056)
Repurchase of stock	—	(8,008)	—
Net cash provided by financing activities	2,057,923	1,498,014	279,305
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(200,496)	446,480	33,957
CASH AND CASH EQUIVALENTS, beginning of year	729,084	282,604	248,647
CASH AND CASH EQUIVALENTS, end of year	$528,588	$729,084	$282,604

See Note 20 for supplemental information on cash flows and noncash transactions.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company”, “we” or “us”) is a financial holding company which owns all of the capital stock of one bank with 78 locations located in Texas as of December 31, 2021. The Company’s subsidiary bank is First Financial Bank, N.A. The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which First Financial Bank, N.A., is located. In addition, the Company also owns First Financial Trust & Asset Management Company, N.A., First Financial Insurance Agency, Inc., First Technology Services, Inc. and FB Investment Paris Fund, LLC.

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

Stock Repurchase

On July 27, 2021, the Company's Board of Directors authorized the repurchase of up to 5,000,000 common shares through July 31, 2023. Previously, the Board of Directors had authorized the repurchase of up to 2,000,000 common shares through September 30, 2020. On March 12, 2020, the Company’s Board of Directors increased the authorization for the repurchase of up to 4,000,000 common shares through September 30, 2021. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and its stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through July 27, 2021, 324,802 shares were repurchased and retired (all during the months of March and April of 2020) totaling $8,008,000 under the repurchase plan. Subsequent to July 27, 2021 and through February 22, 2022, no additional shares were repurchased.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

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

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. For the periods ended December 31, 2021 and 2020, amounts related to the Company’s PCD and PCI loans were insignificant and disclosures related to these balances have been omitted.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of securities and report accrued interest separately in other assets on the consolidated balance sheets. A security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to securities reversed against interest income for the years ended December 31, 2021 or 2020.

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

Years Ended December 31, 2021, 2020 and 2019

and near-term prospects of the issuer and the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2021 and 2020, no allowance for credit losses - available-for-sale securities was recorded.

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

At December 31, 2021 and 2020, the Company held no securities that were classified as held-to-maturity.

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

Acquired Loans

Loans acquired in connection with acquisitions are recorded at their acquisition-date fair value. The allowance for credit losses related to the acquired loan portfolio is not carried over. Upon the adoption of ASC 326, acquired loans are classified into two categories based on the credit risk characteristics of the underlying borrowers as either purchased credit deteriorated (“PCD”) loans, or loans with no evidence of credit deterioration (“non-PCD”).

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

The initial allowance related to PCD loans that share similar risk characteristics is established using a pooled approach. The Company uses either a discounted cash flow or weighted average remaining life method to determine the required level of the allowance. PCD loans that were classified as nonaccrual as of the acquisition date and are collateral dependent are assessed for allowance on an individual basis. For PCD loans, an initial allowance for credit losses is established on the acquisition date. Subsequent to the acquisition date, the initial allowance for credit losses on PCD loans will increase or decrease based on future evaluations, with changes recognized in the provision for credit losses.

Non-PCD loans are pooled into segments together with originated loans that share similar risk characteristics and have an allowance established on the acquisition date, which is recognized in the current period provision for credit losses as well as a fair value adjustment to the amortized cost of the loan and accreted into income over the life of the loan.

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

Years Ended December 31, 2021, 2020 and 2019

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

Years Ended December 31, 2021, 2020 and 2019

Allowance for Credit Losses—Off-Balance-Sheet/Reserve for Unfunded Commitments

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. These obligations include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. At December 31, 2021 and 2020, the Company’s reserve for unfunded commitments totaled $6,436,000 and $5,486,000, respectively, which is included in other liabilities in the consolidated balance sheet.

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

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year and totaled $313,481,000, at December 31, 2021 and 2020, respectively. There was no impairment recorded for the years ended December 31, 2021, 2020 and 2019.

The carrying amount of goodwill arising from acquisitions that qualify as an asset purchase for federal income tax purposes was $13,640,000 and $16,048,000 at December 31, 2021 and 2020, respectively, and is deductible for federal income tax purposes.

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

Years Ended December 31, 2021, 2020 and 2019

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

Accumulated Other Comprehensive Income (Loss)

Unrealized net gains on the Company’s available-for-sale securities (after applicable income tax expense) totaling $99,253,000 and $170,395,000 at December 31, 2021 and 2020, respectively, are included in accumulated other comprehensive income. There were no amounts under the minimum pension liability at December 31, 2021 or 2020 (see Note 14).

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

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value using the Black-Scholes model of the shares at the grant date. The grant date fair value is amortized over the vesting period which generally is five or six years. The Company also grants restricted stock and/or units for a fixed number of shares which generally vests over periods of one to three years and/or performance metrics over a three-year period relative to a defined group of peers. For stock option grants, the exercise price is established based on the closing trading price of the Company's common stock and for restricted grants, the fair value of the grant is also measured based on the closing trading price. No adjustments have been necessary to properly value the grant based on the terms or other conditions of the grants. See Note 18 for further information.

Advertising Costs

Advertising costs are expensed as incurred.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

Per Share Data

Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common stock shares outstanding during the period. The Company calculates diluted EPS assuming all outstanding stock options to purchase common shares and unvested restricted stock shares have been exercised and/or vested at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is determined by application of the treasury stock method, whereby the proceeds from the exercised options and unearned compensation for restricted stock are assumed to be used to purchase common shares at the average market price during the respective year. Anti-dilutive shares for the years ended December 31, 2020 were 399,300 and were excluded from the computation of EPS. There were no such anti-dilutive stock options for the years ended December 31, 2021 and 2019. The following table reconciles the computation of basic EPS to diluted EPS:

For the year ended December 31, 2021:	Net Earnings (in thousands)	Weighted Average Shares	Per Share Amount
Net earnings per share, basic	$227,562	142,291,939	$1.60
Effect of stock options and stock grants	—	842,281	(0.01)
Net earnings per share, diluted	$227,562	143,134,220	$1.59
For the year ended December 31, 2020:
Net earnings per share, basic	$202,034	142,032,420	$1.42
Effect of stock options and stock grants	—	512,571	—
Net earnings per share, diluted	$202,034	142,544,991	$1.42
For the year ended December 31, 2019:
Net earnings per share, basic	$164,812	135,647,354	$1.22
Effect of stock options and stock grants	—	698,665	(0.01)
Net earnings per share, diluted	$164,812	136,346,019	$1.21

Recently Issued and Effective Authoritative Accounting Guidance

ASU 2017-04,“Intangibles – Goodwill and Other.” ASU 2017-04 amended and simplified current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. ASU 2017-04 became effective for the Company on January 1, 2020 and did not have a significant impact on the Company’s financial statements.

ASU 2018-13,“Fair Value Measurement (Topic 820). – Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modified the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU 2018-13 remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 became effective on January 1, 2020 and did not have a significant impact on the Company’s financial statements.

ASU 2019-12,“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12, simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intra-period tax aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for the Company for annual reporting periods after December 15, 2020, and interim periods within. Adoption of ASU 2019-12 did not have a significant impact on the Company's financial statements and related disclosures.

ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

expedients for and that are retained through the end of the hedging relationship. ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022. The adoption of ASU 2020-04 did not have a significant impact on our financial statements.

ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." ASU 2021-01 clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022. The adoption of 2021-01 did not have a significant impact on our financial statements.

2. SECURITIES:

Debt securities have been classified in the condensed consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, allowance for credit losses and the fair value of available-for-sale securities are as follows (dollars in thousands):

	December 31, 2021
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasury securities	$126,716	$125	$—	$126,841
Obligations of state and political subdivisions	2,638,369	116,319	(1,217)	2,753,471
Residential mortgage-backed securities	3,256,746	23,990	(21,287)	3,259,449
Commercial mortgage-backed securities	356,207	8,914	(1)	365,120
Corporate bonds and other	69,472	32	(1,206)	68,298
Total securities available-for-sale	$6,447,510	$149,380	$(23,711)	$6,573,179

	December 31, 2020
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of state and political subdivisions	$2,283,616	$143,339	$(79)	$2,426,876
Residential mortgage-backed securities	1,421,922	50,473	(115)	1,472,280
Commercial mortgage-backed securities	467,243	22,077	(4)	489,316
Corporate bonds and other	4,398	159	—	4,557
Total securities available-for-sale	$4,177,179	$216,048	$(198)	$4,393,029

The Company did not hold any securities classified as held-to-maturity for the years ended December 31, 2021 and 2020.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at December 31, 2021, were computed by using scheduled amortization of balances and historical prepayment rates.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2021, by contractual maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value
Due within one year	$261,110	$264,173
Due after one year through five years	3,087,180	3,150,010
Due after five years through ten years	2,771,160	2,831,581
Due after ten years	328,060	327,415
Total	$6,447,510	$6,573,179

The following tables disclose, as of December 31, 2021 and 2020, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
December 31, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of state and political subdivisions	$163,698	$1,096	$18,943	$122	$182,641	$1,218
Residential mortgage-backed securities	2,263,010	19,742	54,392	1,544	2,317,402	21,286
Commercial mortgage-backed securities	820	1	—	—	820	1
Corporate bonds and other	47,436	635	16,432	571	63,868	1,206
Total	$2,474,964	$21,474	$89,767	$2,237	$2,564,731	$23,711

	Less than 12 Months		12 Months or Longer		Total
December 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of state and political subdivisions	$25,214	$79	$—	$—	$25,214	$79
Residential mortgage-backed securities	36,017	96	3,156	19	39,173	115
Commercial mortgage-backed securities	16,218	4	—	—	16,218	4
Total	$77,449	$179	$3,156	$19	$80,605	$198

The number of investments in an unrealized loss position totaled 135 at December 31, 2021. Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed investment securities at December 31, 2021 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at December 31, 2021. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At December 31, 2021 and 2020, 72.72% and 80.87%, respectively, of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 53.94% and 51.57%, respectively, were guaranteed by the Texas Permanent School Fund.

Securities, carried at approximately $3,644,626,000 and $3,005,084,000 December 31, 2021 and 2020, respectively, were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During 2021, 2020 and 2019, sales of investment securities that were classified as available-for-sale totaled $10,631,000, $263,042,000 and $67,414,000. Gross realized gains from 2021, 2020 and 2019, securities sales and calls were $815,000, $3,637,000 and $752,000, respectively. There were no gross realized losses from security sales and calls during 2021. Gross realized losses from 2020 and 2019 securities sales and calls were $4,000 and $19,000, respectively. The specific identification method was used to determine cost in order to compute the realized gains and losses.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES:

For the year ended December 31, 2021, the tables to follow outline the Company’s loan portfolio by the ten portfolio segments where applicable.

Loans held-for-investment by portfolio segment are as follows (dollars in thousands):

	December 31,
	2021	2020
Commercial:
C&I *	$837,075	$1,131,382
Municipal	177,905	181,325
Total Commercial	1,014,980	1,312,707
Agricultural	98,089	94,864
Real Estate:
Construction & Development	749,793	553,959
Farm	217,220	152,237
Non-Owner Occupied CRE	623,434	617,686
Owner Occupied CRE	821,653	746,974
Residential	1,334,419	1,248,409
Total Real Estate	3,746,519	3,319,265
Consumer:
Auto	405,416	353,595
Non-Auto	123,968	90,602
Total Consumer	529,384	444,197
Total Loans	5,388,972	5,171,033
Less: Allowance for credit losses	(63,465)	(66,534)
Loans, net	$5,325,507	$5,104,499

* All disclosures for the C&I loan segment include PPP loan balances, net of deferred fees, as disclosed on the face of the consolidated balance sheet.

Outstanding loan balances at December 31, 2021 and 2020, are net of unearned income, including net deferred loan fees.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (“FHLB”) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At December 31, 2021, $3,526,667,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At December 31, 2021, there was no balance outstanding under this line of credit.

The Company’s nonaccrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (dollars in thousands):

	December 31,
	2021	2020
Nonaccrual loans	$31,652	$42,619
Loans still accruing and past due 90 days or more	8	113
Troubled debt restructured loans*	21	24
Total	$31,681	$42,756

* Troubled debt restructured loans of $6,721,000 and $7,407,000, for which interest collection is doubtful, are included in nonaccrual loans as of December 31, 2021 and 2020, respectively.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

The Company had $34,158,000 and $42,898,000 in nonaccrual, past due 90 days or more and still accruing, restructured loans and foreclosed assets at December 31, 2021 and 2020, respectively. Nonaccrual loans totaled $31,652,000 and $42,619,000 at December 31, 2021 and 2020, respectively, and consisted of the following (in thousands):

	December 31,
	2021	2020
Commercial:
C&I	$5,370	$5,015
Municipal	—	—
Total Commercial	5,370	5,015
Agricultural	4,920	1,076
Real Estate:
Construction & Development	708	3,838
Farm	1,173	7,299
Non-Owner Occupied CRE	2,671	5,243
Owner Occupied CRE	7,897	10,797
Residential	8,360	8,851
Total Real Estate	20,809	36,028
Consumer:
Auto	514	407
Non-Auto	39	93
Total Consumer	553	500
Total	$31,652	$42,619

The Company recognized interest income on nonaccrual loans prior to being recognized as nonaccrual of approximately $2,122,000, $1,006,000 and $750,000 during the years ended December 31, 2021, 2020 and 2019, respectively.

No significant additional funds are committed to be advanced in connection with nonaccrual loans as of December 31, 2021.

Summary information on the allowance for credit losses for the year ended December 31, 2021 and 2020, are outlined by portfolio segment in the following tables (in thousands):

December 31, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$13,609	$1,552	$1,255	$13,512	$1,876
Provision for loan losses	(1,879)	(1,204)	2,989	4,114	(1,323)
Recoveries	2,150	—	36	1	110
Charge-offs	(1,600)	—	(2,683)	—	—
Ending balance	$12,280	$348	$1,597	$17,627	$663

December 31, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$8,391	$12,347	$12,601	$1,020	$371	$66,534
Provision for loan losses	1,635	(2,109)	(4,471)	85	74	(2,089)
Recoveries	702	821	96	401	211	4,528
Charge-offs	(6)	(231)	(93)	(610)	(285)	(5,508)
Ending balance	$10,722	$10,828	$8,133	$896	$371	$63,465

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

December 31, 2020	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance, prior to adoption of ASC 326	$11,010	$1,112	$1,206	$6,045	$663
Impact of adopting ASC 326	(155)	(16)	(8)	(75)	(8)
Initial allowance on acquired TB&T PCD loans	—	—	—	—	727
Provision for loan losses	3,955	456	398	7,542	337
Recoveries	1,315	—	31	—	157
Charge-offs	(2,516)	—	(372)	—	—
Ending balance	$13,609	$1,552	$1,255	$13,512	$1,876

December 31, 2020 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance, prior to adoption of ASC 326	$7,341	$9,533	$10,392	$3,900	$1,297	$52,499
Impact of adopting ASC 326	(91)	(118)	(129)	(14)	(5)	(619)
Initial allowance on acquired TB&T PCD loans	—	847	104	—	—	1,678
Provision for loan losses	1,573	2,635	2,456	(2,587)	(717)	16,048
Recoveries	131	17	151	269	171	2,242
Charge-offs	(563)	(567)	(373)	(548)	(375)	(5,314)
Ending balance	$8,391	$12,347	$12,601	$1,020	$371	$66,534

Additionally, the Company records a reserve for unfunded commitments in other liabilities which totaled $6,436,000 and $5,486,000 at December 31, 2021 and 2020, respectively. The $2,089,000 reversal in provision for loan losses in 2021 above is combined with the provision for unfunded commitments of $950,000 and reported in the aggregate under the provision for credit losses in the statement of earnings for the year ended December 31, 2021. The provision for loan losses above of $16,048,000 in 2020 is combined with the provision for unfunded commitments of $3,469,000 and reported in the aggregate under the provision for credit losses in the statement of earnings for the year ended December 31, 2020.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

The Company’s loans that are individually evaluated for credit losses (both collateral and non-collateral dependent) and their related allowances as of December 31, 2021 and December 31, 2020, are summarized in the following table by loan segment (in thousands):

December 31, 2021	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non- Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$749	$4,621	$19,021	$24,391	$2,533	$4,094	$6,627
Municipal	—	—	109	109	—	—	—
Total Commercial	749	4,621	19,130	24,500	2,533	4,094	6,627
Agricultural	3,026	1,894	478	5,398	1,086	359	1,445
Real Estate:
Construction & Development	102	606	4,765	5,473	90	135	225
Farm	997	176	1,969	3,142	—	2	2
Non-Owner Occupied CRE	2,543	128	31,797	34,468	15	4,044	4,059
Owner Occupied CRE	6,548	1,349	40,607	48,504	152	3,329	3,481
Residential	5,990	2,370	29,210	37,570	307	1,719	2,026
Total Real Estate	16,180	4,629	108,348	129,157	564	9,229	9,793
Consumer:
Auto	—	514	1,161	1,675	1	3	4
Non-Auto	—	39	416	455	—	1	1
Total Consumer	—	553	1,577	2,130	1	4	5
Total	$19,955	$11,697	$129,533	$161,185	$4,184	$13,686	$17,870

December 31, 2020	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non- Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$1,544	$3,471	$25,629	$30,644	$799	$4,592	$5,391
Municipal	—	—	9,439	9,439	—	1,435	1,435
Total Commercial	1,544	3,471	35,068	40,083	799	6,027	6,826
Agricultural	470	606	5,572	6,648	96	886	982
Real Estate:
Construction & Development	1,176	2,661	11,368	15,205	35	617	652
Farm	2,614	4,685	3,349	10,648	654	658	1,312
Non-Owner Occupied CRE	4,009	1,234	17,383	22,626	500	1,421	1,921
Owner Occupied CRE	7,279	3,518	51,933	62,730	657	5,172	5,829
Residential	4,347	4,504	28,196	37,047	676	2,431	3,107
Total Real Estate	19,425	16,602	112,229	148,256	2,522	10,299	12,821
Consumer:
Auto	—	407	1,523	1,930	1	5	6
Non-Auto	—	94	440	534	1	1	2
Total Consumer	—	501	1,963	2,464	2	6	8
Total	$21,439	$21,180	$154,832	$197,451	$3,419	$17,218	$20,637

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

The Company’s allowance for loans that are individually evaluated for credit losses and collectively evaluated for credit losses as of December 31, 2021 and December 31, 2020, are summarized in the following table by loan segment (in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$6,627	$—	$1,445	$225	$2
Loans collectively evaluated for credit losses	5,653	348	152	17,402	661
Total	$12,280	$348	$1,597	$17,627	$663

December 31, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$4,059	$3,481	$2,026	$4	$1	$17,870
Loans collectively evaluated for credit losses	6,663	7,347	6,107	892	370	45,595
Total	$10,722	$10,828	$8,133	$896	$371	$63,465

December 31, 2020	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$5,391	$1,435	$982	$652	$1,312
Loans collectively evaluated for credit losses	8,218	117	273	12,860	564
Total	$13,609	$1,552	$1,255	$13,512	$1,876

December 31, 2020 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$1,921	$5,829	$3,107	$6	$2	$20,637
Loans collectively evaluated for credit losses	6,470	6,518	9,494	1,014	369	45,897
Total	$8,391	$12,347	$12,601	$1,020	$371	$66,534

The Company’s recorded investment in loans as of December 31, 2021 and December 31, 2020, related to the balance in the allowance for credit losses follows below (in thousands).

December 31, 2021	C&I	Municipal	Agriculture	Construction & Development	Farm
Loans individually evaluated for credit losses	$24,391	$109	$5,398	$5,473	$3,142
Loans collectively evaluated for credit losses	812,684	177,796	92,691	744,320	214,078
Total	$837,075	$177,905	$98,089	$749,793	$217,220

December 31, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$34,468	$48,504	$37,570	$1,675	$455	$161,185
Loans collectively evaluated for credit losses	588,966	773,149	1,296,849	403,741	123,513	5,227,787
Total	$623,434	$821,653	$1,334,419	$405,416	$123,968	$5,388,972

December 31, 2020	C&I	Municipal	Agriculture	Construction & Development	Farm
Loans individually evaluated for credit losses	$30,644	$9,439	$6,648	$15,205	$10,648
Loans collectively evaluated for credit losses	1,100,738	171,886	88,216	538,754	141,589
Total	$1,131,382	$181,325	$94,864	$553,959	$152,237

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

December 31, 2020 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$22,626	$62,730	$37,047	$1,930	$534	$197,451
Loans collectively evaluated for credit losses	595,060	684,244	1,211,362	351,665	90,068	4,973,582
Total	$617,686	$746,974	$1,248,409	$353,595	$90,602	$5,171,033

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
The following tables summarize the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at December 31, 2021 (in millions):

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
C&I
Risk rating:
Pass	$526	$178	$52	$29	$17	$11	$—	$813
Special mention	4	1	4	—	—	—	—	9
Substandard	7	4	1	3	—	—	—	15
Doubtful	—	—	—	—	—	—	—	—
Total	$537	$183	$57	$32	$17	$11	$—	$837

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Municipal
Risk rating:
Pass	$39	$15	$6	$22	$17	$79	$—	$178
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$39	$15	$6	$22	$17	$79	$—	$178

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Agricultural
Risk rating:
Pass	$69	$8	$6	$6	$3	$1	$—	$93
Special mention	—	—	—	—	—	—	—	—
Substandard	4	1	—	—	—	—	—	5
Doubtful	—	—	—	—	—	—	—	—
Total	$73	$9	$6	$6	$3	$1	$—	$98

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Construction & Development
Risk rating:
Pass	$557	$134	$24	$14	$7	$8	$—	$744
Special mention	2	—	—	—	—	—	—	2
Substandard	2	2	—	—	—	—	—	4
Doubtful	—	—	—	—	—	—	—	—
Total	$561	$136	$24	$14	$7	$8	$—	$750

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Farm
Risk rating:
Pass	$117	$42	$15	$10	$7	$23	$—	$214
Special mention	—	—	—	—	—	—	—	—
Substandard	1	1	—	1	—	—	—	3
Doubtful	—	—	—	—	—	—	—	—
Total	$118	$43	$15	$11	$7	$23	$—	$217

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$214	$128	$77	$56	$31	$84	$—	$590
Special mention	—	1	12	0	7	3	—	23
Substandard	—	1	3	1	3	3	—	11
Doubtful	—	—	—	—	—	—	—	—
Total	$214	$130	$92	$57	$41	$90	$—	$624

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$250	$143	$114	$90	$59	$117	$—	$773
Special mention	2	2	1	—	1	1	—	7
Substandard	8	2	3	13	5	11	—	42
Doubtful	—	—	—	—	—	—	—	—
Total	$260	$147	$118	$103	$65	$129	$—	$822

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Residential
Risk rating:
Pass	$477	$230	$115	$84	$68	$222	$100	$1,296
Special mention	3	4	—	1	1	3	1	13
Substandard	3	3	3	2	2	10	2	25
Doubtful	—	—	—	—	—	—	—	—
Total	$483	$237	$118	$87	$71	$235	$103	$1,334

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Auto
Risk rating:
Pass	$218	$105	$54	$17	$7	$2	$—	$403
Special mention	1	—	—	—	—	—	—	1
Substandard	—	—	1	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$219	$105	$55	$17	$7	$2	$—	$405

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Non-Auto
Risk rating:
Pass	$81	$22	$8	$4	$1	$1	$7	$124
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$81	$22	$8	$4	$1	$1	$7	$124

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amort Cost Basis	Total
Total Loans
Risk rating:
Pass	$2,548	$1,005	$471	$332	$217	$548	$107	$5,228
Special mention	12	8	17	1	9	7	1	55
Substandard	25	14	11	20	10	24	2	106
Doubtful	—	—	—	—	—	—	—	—
Total	$2,585	$1,027	$499	$353	$236	$579	$110	$5,389

The following tables summarize the Company’s internal ratings of its loans held-for-investment, including the year of origination by portfolio segments, at December 31, 2020 (in millions):

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
C&I
Risk rating:
Pass	$874	$101	$70	$28	$10	$16	$—	$1,099
Special mention	9	2	—	1	—	—	—	12
Substandard	12	4	4	—	—	—	—	20
Doubtful	—	—	—	—	—	—	—	—
Total	$895	$107	$74	$29	$10	$16	$—	$1,131

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Municipal
Risk rating:
Pass	$26	$19	$29	$14	$13	$71	$—	$172
Special mention	—	—	—	—	—	—	—	—
Substandard	2	—	—	5	1	1	—	9
Doubtful	—	—	—	—	—	—	—	—
Total	$28	$19	$29	$19	$14	$72	$—	$181

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Agricultural
Risk rating:
Pass	$57	$19	$9	$3	$1	$—	$—	$89
Special mention	—	—	—	—	—	—	—	—
Substandard	6	—	—	—	—	—	—	6
Doubtful	—	—	—	—	—	—	—	—
Total	$63	$19	$9	$3	$1	$—	$—	$95

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Construction & Development
Risk rating:
Pass	$371	$97	$36	$19	$7	$9	$—	$539
Special mention	2	4	—	—	—	—	—	6
Substandard	4	1	—	3	—	1	—	9
Doubtful	—	—	—	—	—	—	—	—
Total	$377	$102	$36	$22	$7	$10	$—	$554

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Farm
Risk rating:
Pass	$57	$22	$18	$11	$11	$23	$—	$142
Special mention	—	—	—	—	—	—	—	—
Substandard	7	1	—	1	—	1	—	10
Doubtful	—	—	—	—	—	—	—	—
Total	$64	$23	$18	$12	$11	$24	$—	$152

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$197	$117	$93	$44	$55	$88	$—	$594
Special mention	1	—	1	8	1	—	—	11
Substandard	—	2	—	—	—	11	—	13
Doubtful	—	—	—	—	—	—	—	—
Total	$198	$119	$94	$52	$56	$99	$—	$618

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$176	$132	$105	$75	$65	$132	$—	$685
Special mention	5	5	2	4	1	1	—	18
Substandard	5	4	20	4	1	10	—	44
Doubtful	—	—	—	—	—	—	—	—
Total	$186	$141	$127	$83	$67	$143	$—	$747

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Residential
Risk rating:
Pass	$373	$172	$134	$101	$101	$237	$93	$1,211
Special mention	3	1	1	1	1	3	—	10
Substandard	5	3	3	3	1	10	2	27
Doubtful	—	—	—	—	—	—	—	—
Total	$381	$176	$138	$105	$103	$250	$95	$1,248

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Auto
Risk rating:
Pass	$177	$104	$39	$21	$9	$2	$—	$352
Special mention	—	—	—	—	—	—	—	—
Substandard	1	1	—	—	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—
Total	$178	$105	$39	$21	$9	$2	$—	$354

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Non-Auto
Risk rating:
Pass	$48	$21	$7	$4	$1	$2	$7	$90
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$48	$21	$7	$4	$1	$3	$7	$91

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

December 31,	2020	2019	2018	2017	2016	Prior	Revolving Loans Amort Cost Basis	Total
Total Loans
Risk rating:
Pass	$2,356	$804	$540	$320	$273	$580	$100	$4,973
Special mention	20	12	4	14	3	4	—	57
Substandard	42	16	27	16	3	35	2	141
Doubtful	—	—	—	—	—	—	—	—
Total	$2,418	$832	$571	$350	$279	$619	$102	$5,171

At December 31, 2021 and 2020, the Company’s past due loans are as follows (in thousands):

December 31, 2021	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,638	$34	$222	$3,894	$833,181	$837,075	$5
Municipal	63	—	—	63	177,842	177,905	—
Total Commercial	3,701	34	222	3,957	1,011,023	1,014,980	5
Agricultural	181	—	—	181	97,908	98,089	—
Real Estate:
Construction & Development	2,953	39	—	2,992	746,801	749,793	—
Farm	600	215	—	815	216,405	217,220	—
Non-Owner Occupied CRE	235	—	—	235	623,199	623,434	—
Owner Occupied CRE	813	—	280	1,093	820,560	821,653	—
Residential	4,984	327	410	5,721	1,328,698	1,334,419	—
Total Real Estate	9,585	581	690	10,856	3,735,663	3,746,519	—
Consumer:
Auto	393	26	—	419	404,997	405,416	—
Non-Auto	145	24	3	172	123,796	123,968	3
Total Consumer	538	50	3	591	528,793	529,384	3
Total	$14,005	$665	$915	$15,585	$5,373,387	$5,388,972	$8

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

December 31, 2020	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,647	$406	$576	$4,629	$1,126,753	$1,131,382	$21
Municipal	—	—	—	—	181,325	181,325	—
Total Commercial	3,647	406	576	4,629	1,308,078	1,312,707	21
Agricultural	193	95	—	288	94,576	94,864	—
Real Estate:
Construction & Development	4,775	44	—	4,819	549,140	553,959	—
Farm	708	—	—	708	151,529	152,237	—
Non-Owner Occupied CRE	613	—	—	613	617,073	617,686	—
Owner Occupied CRE	1,393	322	133	1,848	745,126	746,974	—
Residential	8,072	18	275	8,365	1,240,044	1,248,409	33
Total Real Estate	15,561	384	408	16,353	3,302,912	3,319,265	33
Consumer:
Auto	551	158	75	784	352,811	353,595	59
Non-Auto	214	24	—	238	90,364	90,602	—
Total Consumer	765	182	75	1,022	443,175	444,197	59
Total	$20,166	$1,067	$1,059	$22,292	$5,148,741	$5,171,033	$113

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

The Company’s loans that were modified in the years ended December 31, 2021 and 2020, and considered troubled debt restructurings are as follows (in thousands):

	Year Ended December 31, 2021			Year Ended December 31, 2020
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial:
C&I	4	$361	$361	11	$1,151	$1,151
Municipal	—	—	—	—	—	—
Total Commercial	4	361	361	11	1,151	1,151
Agricultural	4	3,988	3,988	1	134	134
Real Estate:
Construction & Development	1	200	200	1	81	81
Farm	—	—	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—	—	—
Owner Occupied CRE	3	1,047	1,047	3	3,508	3,508
Residential	5	519	519	2	152	152
Total Real Estate	9	1,766	1,766	6	3,741	3,741
Consumer:
Auto	2	51	51	—	—	—
Non-Auto	1	9	9	1	14	14
Total Consumer	3	60	60	1	14	14
Total	20	$6,175	$6,175	19	$5,040	$5,040

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Adjusted		Combined	Adjusted		Combined
	Interest	Extended	Rate and	Interest	Extended	Rate and
	Rate	Maturity	Maturity	Rate	Maturity	Maturity
Commercial:
C&I	$—	$212	$149	$—	$918	$233
Municipal	—	—	—	—	—	—
Total Commercial	—	212	149	—	918	233
Agricultural	—	68	3,920	—	134	—
Real Estate:
Construction & Development	—	200	—	—	—	81
Farm	—	—	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—	—	—
Owner Occupied CRE	—	—	1,047	—	1,546	1,962
Residential	—	262	257	—	—	152
Total Real Estate	—	462	1,304	—	1,546	2,195
Consumer:
Auto	—	—	51	—	—	—
Non-Auto	—	—	9	—	14	—
Total Consumer	—	—	60	—	14	—
Total	$—	$742	$5,433	$—	$2,612	$2,428

During the year ended December 31, 2021, one residential real estate loan totaling $459,000 was modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. During the year ended December 31, 2020, no loans were modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past or more due or results in the foreclosure and repossession of the applicable collateral. As of December 31, 2021, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

An analysis of the changes in loans to officers, directors, principal shareholders, or associates of such persons for the year ended December 31, 2021 (determined as of each respective year-end) follows (in thousands):

	Beginning Balance	Additional Loans	Payments	Ending Balance
Year ended December 31, 2021	$90,964	$220,711	$174,148	$137,527

In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.
4. LOANS HELD-FOR-SALE:

Loans held for sale totaled $37,810,000 and $83,969,000 at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, $3,688,000 and $4,384,000, respectively, are valued at the lower of cost or fair value, and the remaining amount are valued under the fair value option. The change to the fair value option for loans held-for-sale was effective at June 30, 2018 and was done in conjunction with the Company’s move to mandatory delivery in the secondary market and the purchase of forward mortgage-backed securities to manage the changes in fair value (see Note 5 for additional information).

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

Years Ended December 31, 2021, 2020 and 2019

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

5. DERIVATIVE FINANCIAL INSTRUMENTS:

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

These financial instruments are not designated as hedging instruments for accounting purposes. All derivatives are carried at fair value in either other assets or other liabilities, which changes in fair value recorded through earnings in the statement of earnings.

The following table provides the outstanding notional balances and fair values of outstanding derivative positions (in thousands):

December 31, 2021:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$85,973	$1,279	$—
Forward mortgage-backed securities trades	116,000	—	147

December 31, 2020:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$202,906	$4,618	$—
Forward mortgage-backed securities trades	198,000	—	1,560

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

6. BANK PREMISES AND EQUIPMENT:

The following is a summary of bank premises and equipment (in thousands):

	Useful Life	December 31,
		2021	2020
Land	—	$38,380	$34,266
Buildings	20 to 40 years	156,350	148,630
Furniture and equipment	3 to 10 years	60,083	57,283
Leasehold improvements	Lesser of lease term or 5 to 15 years	2,949	3,016
		257,762	243,195
Less: accumulated depreciation and amortization		(107,998)	(100,926)
Total bank premises and equipment		$149,764	$142,269

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 amounted to $10,504,000, $9,865,000 and $9,801,000, respectively, and is included in the captions net occupancy expense and equipment expense in the accompanying consolidated statements of earnings.

The Company is lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $2,622,000, $2,789,000 and $2,831,000, for the years ended December 31, 2021, 2020 and 2019, respectively.

7. DEPOSITS AND BORROWINGS:

Time deposits of $250,000 or more totaled approximately $151,344,000 and $153,962,000 at December 31, 2021 and 2020, respectively.

At December 31, 2021, the scheduled maturities of time deposits (in thousands) were, as follows:

Year ending December 31,
2022	$383,106
2023	45,844
2024	13,224
2025	10,056
2026	9,165
Thereafter	20
$461,415

Deposits received from related parties at December 31, 2021 and 2020 totaled $229,791,000 and $98,413,000, respectively.

Borrowings at December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31,
	2021	2020
Securities sold under agreements with customers to repurchase	$625,499	$412,743
Federal funds purchased	24,600	17,350
Other borrowings	21,053	—
Total	$671,152	$430,093

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

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

8. LINE OF CREDIT:

The Company renewed its loan agreement, effective June 30, 2021, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25,000,000 on a revolving line of credit. Prior to June 30, 2023, interest will be paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2023. If a balance exists at June 30, 2023, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at The Wall Street Journal Prime Rate. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 36% (low) in 2021 and 2020 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at December 31, 2021. There was no outstanding balance under the line of credit as of December 31, 2021 or 2020.

9. INCOME TAXES:

The Company files a consolidated federal income tax return. Income tax expense is comprised of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current federal income tax	$40,527	$45,133	$33,099
Current state income tax	350	447	150
Deferred federal income tax expense (benefit)	3,531	(5,249)	(29)
Income tax expense	$44,408	$40,331	$33,220

Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

	As a Percent of Pretax Earnings
	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
Reductions in tax rate resulting from interest income exempt from federal income tax	(4.7)	(4.6)	(4.5)
Other	0.0	0.2	0.3
Effective income tax rate	16.3%	16.6%	16.8%

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

The approximate effects of each type of difference that gave rise to the Company’s deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Deferred tax assets:
Tax basis of loans in excess of financial statement basis	$15,607	$19,193
Recognized for financial reporting purposes but not yet for tax purposes - deferred compensation	2,933	2,479
Other deferred tax assets	831	746
Total deferred tax assets	$19,371	$22,418
Deferred tax liabilities:
Financial statement basis of fixed assets in excess of tax basis	$6,178	$5,712
Intangible asset amortization deductible for tax purposes, but not for financial reporting purposes	13,594	13,400
Recognized for financial reporting purposes but not yet for tax purposes - accretion on investment securities	499	698
Net unrealized gain on investment securities available-for- sale	26,384	45,295
Other deferred tax liabilities	69	46
Total deferred tax liabilities	$46,724	$65,151
Net deferred tax asset (liability)	$(27,353)	$(42,733)

At December 31, 2021 and 2020, management believes that it is more likely than not that all of the deferred tax assets shown above will be realized and therefore no valuation allowance was recorded.

Low Income Housing Tax Credit Investments - During 2021, the Company began investing in an affordable housing fund that will invest in real estate projects that qualify for the federal low income housing tax credit (“LIHTC”) program designed to promote private development of low income housing. The investments made by the fund will generate a return to the Company primarily through the realization of LIHTCs, and also through federal tax deductions generated from the ongoing operating losses from the investees of the fund. The Company’s investment in the fund will be amortized through income tax expense using the proportional amortization method as related tax credits are utilized by the Company. The initial capital contribution commitment to the fund was for up to $5,500,000, and the initial contribution was $55,000 which is included in other assets at December 31, 2021.

New Market Tax Credits - During 2021, The Company began investing in qualifying Community Development Entities (“CDE”) under the federal New Market Tax Credits (“NMTC”) program. NMTC investments are made through the third-party CDEs which are qualified through the U.S. Department of the Treasury and receive periodic allocation of amounts under the NMTC program. NMTCs are generated from qualified investments by the CDEs utilizing equity investments made by a taxpayer, like the Company. Through these equity investments, the Company will receive the tax benefits from the NMTCs equal to 39% of the qualified investment from the CDE to qualifying eligible projects over a seven year period. The Company’s equity investments in the CDEs is amortized using the effective yield method a related tax credits are allocated to the Company. At December 31, 2021, the consolidated balance sheet of the Company included the $18,000,000 loan to the investee in loans, the $29,000,000 CDE investments in other assets and the $21,053,000 leveraged loan from the investee in other borrowings (see Note 7).

Current authoritative accounting guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Current authoritative accounting guidance also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company concluded the tax benefits of positions taken and expected to be taken on its tax returns should be recognized in the financial statements under this guidance. The Company files income tax returns in the U.S. federal jurisdiction and state margin tax returns in the state of Texas. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2017 or Texas state tax examinations by tax authorities for years before 2018. As of December 31, 2021 and 2020, the Company believes that there are no uncertain tax positions.

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

Years Ended December 31, 2021, 2020 and 2019

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

There were no transfers between Level 2 and Level 3 during the years ended December 31, 2021, 2020 and 2019.

The following table summarizes the Company’s available-for-sale securities, loans held-for-sale, and derivatives which are measured at fair value on a recurring basis as of December 31, 2021 and 2020 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$126,841	$—	$—	$126,841
Obligations of state and political subdivisions	—	2,753,471	—	2,753,471
Corporate bonds	—	63,868	—	63,868
Residential mortgage-backed securities	—	3,259,449	—	3,259,449
Commercial mortgage-backed securities	—	365,120	—	365,120
Other securities	4,430	—	—	4,430
Total	$131,271	$6,441,908	$—	$6,573,179
Loans held-for-sale	$—	$34,122	$—	$34,122
IRLCs	$—	$1,279	$—	$1,279
Forward mortgage-backed securities traded	$—	$(147)	$—	$(147)

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of state and political subdivisions	$—	$2,426,876	$—	$2,426,876
Residential mortgage-backed securities	—	1,472,280	—	1,472,280
Commercial mortgage-backed securities	—	489,316	—	489,316
Other securities	4,557	—	—	4,557
Total	$4,557	$4,388,472	$—	$4,393,029
Loans held-for-sale	$—	$79,585	$—	$79,585
IRLCs	$—	$4,618	$—	$4,618
Forward mortgage-backed securities traded	$—	$(1,560)	$—	$(1,560)

The following table summarizes the Company’s loans held-for-sale at fair value and the net unrealized gains as of the balance sheet dates shown below (in thousands):

	December 31,
	2021	2020
Unpaid principal balance on loans held-for-sale	$33,200	$76,602
Net unrealized gains on loans held-for-sale	922	2,983
Loans held-for-sale at fair value	$34,122	$79,585

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

The following table summarizes the Company’s gains on sale and fees of mortgage loans for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Years ended December 31,
	2021	2020	2019
Realized gain on sale and fees on mortgage loans*	$37,091	$39,378	$17,748
Change in fair value on loans held-for-sale and IRLCs	(5,259)	5,900	145
Change in forward mortgage-backed securities trades	1,413	(1,406)	251
Total gain on sale of mortgage loans	$33,245	$43,872	$18,144

* This includes gain on loans held-for-sale carried under the fair value method and lower of cost or market.

No residential mortgage loans held-for-sale were 90 days or more past due or considered nonaccrual as of December 31, 2021 or 2020. No significant credit losses were recognized on mortgage loans held-for-sale for the years ended December 31, 2021, 2020 and 2019.

Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a nonrecurring basis during the years ended December 31, 2021 and 2020 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no other real estate owned properties that were re-measured subsequent to their initial transfer to other real estate owned during the years ended December 31, 2021 and 2020.

At December 31, 2021, the Company had no other real estate owned. At December 31, 2020, other real estate owned totaled $119,000.

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

Years Ended December 31, 2021, 2020 and 2019

The carrying value and the estimated fair value of the Company’s contractual off-balance-sheet unfunded lines of credit, loan commitments and letters of credit, which are generally priced at market at the time of funding, are not material.

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at December 31, 2021 and 2020, were as follows (in thousands):

	2021		2020
	Carrying	Estimated	Carrying	Estimated	Fair Value
	Value	Fair Value	Value	Fair Value	Hierarchy
Cash and due from banks	$205,053	$205,053	$211,113	$211,113	Level 1
Interest-bearing demand deposits in banks	323,535	323,535	517,971	517,971	Level 1
Available-for-sale securities	6,573,179	6,573,179	4,393,029	4,393,029	Levels 1 and 2
Loans held-for-investment, net of allowance for credit losses	5,325,507	5,335,791	5,104,499	5,109,885	Level 3
Loans held-for-sale	37,810	37,844	83,969	84,233	Level 2
Accrued interest receivable	57,169	57,169	53,433	53,433	Level 2
Deposits with stated maturities	461,415	462,312	475,542	477,218	Level 2
Deposits with no stated maturities	10,105,073	10,105,073	8,200,275	8,200,275	Level 1
Borrowings	671,152	671,152	430,093	430,093	Level 2
Accrued interest payable	221	221	377	377	Level 2
IRLCs	1,279	1,279	4,618	4,618	Level 2
Forward mortgage-backed securities trades	(147)	(147)	(1,560)	(1,560)	Level 2

11. COMMITMENTS AND CONTINGENCIES:

The Company is engaged in legal actions arising from the normal course of business. In management’s opinion, the Company has adequate legal defenses with respect to these actions, and as of December 31, 2021 the resolution of these matters is not expected to have material adverse effects upon the results of operations or financial condition of the Company.

The Company leases a portion of its bank premises and equipment under operating leases. At December 31, 2021, future minimum lease commitments were: 2022 - $1,084,000, 2023 - $433,000, 2024 - $343,000, 2025 $226,000 and 2026 $29,000 and thereafter - $7,000.

12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At December 31, 2021, the Company’s reserve for unfunded commitments totaled $6,436,000 which is recorded in other liabilities.

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

December 31, 2021 (in thousands)
Financial instruments whose contract amounts represent credit risk:
Unfunded lines of credit	$904,953
Unfunded commitments to extend credit	760,506
Standby letters of credit	37,548
Total commitments	$1,703,007

The above table also does not include balances related to the Company’s IRLCs and forward mortgage-backed security trades.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

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

15. EMPLOYEE BENEFIT PLANS:

The Company also provides a 401(k) plan and profit sharing plan, a qualified defined contribution plan, which covers substantially all full-time employees. The 401(k) feature allows employees to contribute a percentage of their base annual salary with a corresponding employer match. The profit sharing feature includes an employee stock ownership feature (“ESOP”). Employees are fully vested to the extent of their contributions and become fully vested in the Company’s profit sharing contributions over a six-year vesting period.

In 2004, after freezing our pension plan, we added a safe harbor match to the 401(k) plan. We match a maximum of 4% on employee deferrals of 5% of their employee compensation. Total expense for this matching in 2021, 2020 and 2019 was $3,590,000, $3,374,000 and $2,759,000, respectively, and is included in salaries and employee benefits in the statements of earnings.

Costs related to the Company’s profit sharing plan totaled approximately $10,134,000, $10,740,000 and $7,661,000 in 2021, 2020 and 2019, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of earnings. As of December 31, 2021 and 2020, the profit sharing plan’s ESOP assets included First Financial Bankshares, Inc. common stock of 2,183,760 and 2,255,827 shares valued at approximately $111,022,000 and $81,593,000, respectively.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

The Company has a non-qualified “excess benefit” plan where executives, whose Company contributions to the profit sharing plan and employer match under the 401(k) feature are curtailed due to Internal Revenue Service limitations, received contributions from the Company equal to the amount under qualified plans as if there had been no Internal Revenue Service limitations. This plan used the same contribution formula and vesting requirements as the 401(k) and profit sharing plan. This "Make Whole Plan" was frozen to new participants and contributions effective December 31, 2018. As of December 31, 2021 and 2020, the Make Whole Plan held 116,085 and 115,614 shares, respectively, in trust for the Company’s executives. There were no contributions to this plan during the years ended December 31, 2021, 2020 and 2019.

The Company adopted a Supplemental Executive Retirement Plan (“SERP”), effective January 1, 2019 and amended effective January 1, 2022. The SERP benefits certain key senior executives of the Company who are selected by the Board to participate. The SERP is intended to provide a benefit from the Company upon retirement, death, disability or voluntary or involuntary termination of services (other than “for cause”). Under the SERP, the Company may, but is not required to, make discretionary contributions to the executive’s accounts from time to time. The contributions may be fully vested or subject to vesting conditions imposed by the Board of Directors with respect to the contributions; provided, however, that all unvested amounts credited to an executive’s account will become fully vested upon the executive’s death or disability or upon the occurrence of a change of control (as defined in the SERP). Company contributions to the SERP on behalf of an executive are credited with earnings and losses based on the executive’s investment elections. The investment options under the SERP are currently the same as those offered under the Company’s profit sharing plan, except that Company stock is not an available investment option under the SERP. An executive’s vested account is payable to the participant following his or her termination in a single lump sum or installments, as elected by the participant. The SERP as amended now allows selected participants to defer base and incentive compensation as well as the receipt of shares from vested restricted and performance stock units into the plan. At December 31, 2021 and 2020, other assets on the consolidated balance sheet include $1,211,000 and $522,000 of SERP balances, respectively. The Company made contributions totaling $1,163,000, $719,000 and $477,000 to the SERP for the years ended December 31, 2021, 2020 and 2019, subsequent to the respective year ends, for certain executive officers.

The Company has a directors’ deferred compensation plan whereby the directors may elect to defer up to 100% of their directors’ fees. All deferred compensation is invested in the Company’s common stock held in a rabbi trust wherein the funds are used to purchase Company common shares on the open market. The stock is held in nominee name of the trustee, and the principal and earnings of the trust are held separate and apart from other funds of the Company and are used exclusively for the uses and purposes of the deferred compensation agreement. The accounts of the trust have been consolidated in the financial statements of the Company. As of December 31, 2021 and 2020, the rabbi trust held 936,897 and 938,591 shares, respectively, in trust for the Company’s directors and are reflected as treasury shares on the consolidated financial statements.

The Company has acquired life insurance policies on certain current and former executives and directors of acquired entities. At December 31, 2021 and 2020, other assets on the consolidated balance sheet include $32,404,000 and $31,584,000 and reported cash value income (net of related insurance premium expenses) of $814,000, $822,000 and $359,000 in 2021, 2020 and 2019, respectively.

16. DIVIDENDS FROM SUBSIDIARIES:

At December 31, 2021, $348,574,000 was available for the declaration of dividends by the Company’s subsidiaries without the prior approval of regulatory agencies.

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

Years Ended December 31, 2021, 2020 and 2019

Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.

As of December 31, 2021 and 2020, we had a total risk-based capital ratio of 20.34% and 22.03%, a Tier 1 capital to risk-weighted assets ratio of 19.35% and 20.79%; a common equity Tier 1 capital to risk-weighted assets ratio of 19.35% and 20.79%, and a Tier 1 leverage ratio of 11.13% and 11.86%, respectively. The regulatory capital ratios as of December 31, 2021 and 2020 were calculated under Basel III rules.

As of December 31, 2021 and 2020, the regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III Fully Phased-In*		Required to be Considered Well- Capitalized
As of December 31, 2021:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,425,907	20.34%	$736,003	10.50%	$700,955	10.00%
First Financial Bank, N.A	$1,258,965	17.99%	$734,604	10.50%	$699,623	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,356,006	19.35%	$595,812	8.50%	$420,573	6.00%
First Financial Bank, N.A	$1,189,064	17.00%	$594,679	8.50%	$559,698	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,356,006	19.35%	$490,669	7.00%	—	N/A
First Financial Bank, N.A	$1,189,064	17.00%	$489,736	7.00%	$454,755	6.50%
Leverage Ratio:
Consolidated	$1,356,006	11.13%	$487,459	4.00%	—	N/A
First Financial Bank, N.A	$1,189,064	9.79%	$485,926	4.00%	$607,407	5.00%

*At December 31, 2021 the Capital Conservative Buffer Basel III has been fully phased-in.

	Actual		Minimum Capital Required-Basel III Fully Phased-In*		Required to be Considered Well- Capitalized
As of December 31, 2020:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,273,749	22.03%	$607,038	10.50%	$578,131	10.00%
First Financial Bank, N.A	$1,123,275	19.47%	$605,830	10.50%	$576,981	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,201,729	20.79%	$491,412	8.50%	$346,879	6.00%
First Financial Bank, N.A	$1,051,255	18.22%	$490,434	8.50%	$461,585	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,201,729	20.79%	$404,692	7.00%	—	N/A
First Financial Bank, N.A	$1,051,255	18.22%	$403,887	7.00%	$375,038	6.50%
Leverage Ratio:
Consolidated	$1,201,729	11.86%	$405,268	4.00%	—	N/A
First Financial Bank, N.A	$1,051,255	10.41%	$404,002	4.00%	$505,002	5.00%

In connection with the adoption of the Basel III regulatory capital framework, our subsidiary bank made the election to continue to exclude accumulated other comprehensive income from available-for-sale securities (“AOCI”) from capital in connection with its quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

In connection with the First Financial Trust & Asset Management Company, N.A.’s (the “Trust Company”) application to obtain our trust charter, the Trust Company is required to maintain tangible net assets of $2,000,000 at all times. As of December 31, 2021, our Trust Company had tangible net assets totaling $38,820,000.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

Our subsidiary bank may be required at times to maintain reserve balances with the Federal Reserve Bank. At December 31, 2021 and 2020, there was no subsidiary bank’s reserve balance required, respectively.

18. STOCK BASED COMPENSATION:

Omnibus Stock and Incentive Plan

On April 27, 2021, the Company's shareholders approved the 2021 Omnibus Stock and Incentive Plan ("2021 Plan") and reserved 2,500,000 shares of the Company's common stock for issuance under this plan. At December 31, 2021, the Company had 2,207,511 shares of stock available for issuance under the 2021 Plan. The 2021 Plan supersedes all prior stock option and restricted stock plans with shares previously reserved for issuance under such plans cancelled.

Under the 2021 Plan, the Company grants restricted stock units under compensation agreements for the benefit of employees, executive officers and directors. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements. The following table summarizes information about the changes in restricted stock units for the year ended December 31, 2021. There was no restricted stock unit activity for the years ended December 31, 2020 and 2019, respectively

.

	For the year ended
	December 31, 2021
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	—	$—
Grants	22,597	48.91
Vesting	—	—
Forfeited/expired	—	—
Balance at end of period	22,597	$48.91

Also under the 2021 Plan, the Company awards performance-based restricted stock units ("PSUs") to executive officers and other officers and employees. Under the terms of the award, the number of units that will vest and convert to shares of common stock will be based on the extent to which the Company achieves specific performance criteria during the fixed three-year performance period. The number of shares issued upon vesting will range from 0% to 200% of the PSUs granted. The PSUs vest at the end of a three-year period based 50% on each average adjusted earnings per share growth and return on average assets as reported, adjusted for unusual gains/losses, merger expenses, and other items as approved by the compensation committee of the Company's board of directors. Performance for each period is measured relative to other U.S. publicly traded banks with $10 billion to $50 billion in assets. Compensation expense for the PSUs will be estimated each period based on the fair value of the stock at the grant date and the probable outcome of the performance condition, adjusted for passage of time within the vesting period of the awards.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

The following table summarizes information about the changes in PSUs as of and for the year-ended December 31, 2021. There was no PSU activity during the years ended December 31, 2020 and 2019, respectively.

	For the year ended
	December 31, 2021
	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	—	$—
Grants	22,597	48.91
Vesting	—	—
Forfeited/expired	—	—
Balance at end of period	22,597	$48.91

Restricted Stock Plan

On April 28, 2015, shareholders of the Company approved the 2015 Restricted Stock Plan (the "2015 Plan") for selected employees, officers, non-employee directors and consultants. On April 27, 2021, the 2015 Plan was superseded by the new 2021 Plan and all shares previously reserved for issuance under the 2015 Plan were cancelled.

The following table summarizes information about vested and unvested restricted stock.

	For the year ended		For the year ended		For the year ended
	December 31, 2021		December 31, 2020		December 31, 2019
	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	95,888	$29.89	105,309	$29.93	97,192	$25.45
Grants	12,110	49.58	56,480	29.22	67,331	31.80
Vesting	(60,011)	29.25	(65,662)	29.39	(57,406)	31.49
Forfeited/expired	(1,389)	32.76	(239)	29.70	(1,808)	27.67
Balance at end of period	46,598	$35.75	95,888	$29.89	105,309	$29.93

The total fair value of restricted stock vested was $2,947,000, $1,924,000 and $1,597,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company recorded consolidated restricted stock, restricted stock unit and performance-based restricted stock unit expense for employees of $1,329,000, $1,301,000 and $995,000, respectively, for the years ended December 31, 2021, 2020 and 2019. The Company recorded director expense related to these restricted stock grants of $600,000, $635,000 and $620,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

As of December 31, 2021 and 2020, there were $3,004,000 and $2,157,000, respectively, of total unrecognized compensation cost related to consolidated unvested restricted stock, restricted stock units and performance-based restricted stock units which is expected to be recognized over a weighted-average period of 1.42 years and 1.69 years, respectively. At December 31, 2021 and 2020, there was $52,000 and $49,000, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

Stock Option Plan

Prior to approval of the 2021 Plan, the 2012 Incentive Stock Option Plan (the "2012 Plan") provided for the granting of options to employees of the Company at prices not less than market value at the date of the grant. The 2012 Plan provided that options granted vest and are exercisable after two years from the date of grant and vest at a rate of 20% each year thereafter and have a 10-year term. The most recent grant from the 2021 Plan provided that 20% of the options granted vest and are exercisable after one year from the date of grant and the remaining options vest and are exercisable at a rate of 20% each year thereafter and have a 10-year term. Shares are issued under the 2012 Plan and the 2021 Plan from available authorized shares. An analysis of stock option activity for the year ended December 31, 2021 is presented in the table and narrative below:

	Shares	Weighted- Average Ex. Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding, beginning of year	1,833,057	$20.85
Granted	212,588	48.91
Exercised	(345,829)	17.11
Cancelled	(29,840)	25.73
Outstanding, end of year	1,669,976	25.11	5.69	$42,971
Exercisable at end of year	877,458	$18.91	4.20	$28,016

The options outstanding at December 31, 2021 had exercise prices ranging between $15.43 and $48.91. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The following table summarizes information concerning outstanding and vested stock options as of December 31, 2021:

Exercise Price	Number Outstanding	Remaining Contracted Life (Years)	Number Vested
$15.43	166,337	1.8	166,337
$16.95	362,915	3.8	362,915
$21.18	564,036	5.4	289,396
$29.70	352,850	7.5	58,810
$34.55	11,250	8.1	—
$48.91	212,588	9.6	—

The fair value of the options granted during 2021 were estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 0.76%; expected dividend yield of 1.23%; expected life of 6.42 years; and expected volatility of 30.11%. The fair value of the options granted during 2020 and 2019 were estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 1.83%; expected dividend yield of 1.62%; expected life of 6.64 years; and expected volatility of 26.69%.

The weighted-average grant-date fair value of options granted during 2021 was $12.99. The weighted-average grant-date fair value of options granted during 2020 and 2019 was $7.31, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019, was $9,486,000, $4,052,000 and $5,742,000, respectively. The Company recorded stock option expense totaling $1,316,000, $1,377,000 and $1,489,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, there was $4,456,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.90 years. The total fair value of shares vested during the years ended December 31, 2021, 2020 and 2019 was $1,648,000, $1,293,000 and $1,693,000.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

19. CONDENSED FINANCIAL INFORMATION—PARENT COMPANY:

Condensed Balance Sheets-December 31, 2021 and 2020

ASSETS	2021	2020
Cash in subsidiary bank (1)	$83,547	$67,904
Cash in unaffiliated banks (1)	2	2
Interest-bearing deposits in subsidiary bank (1)	68,814	68,760
Total cash and cash equivalents	152,363	136,666
Securities available-for-sale, at fair value	2,489	2,610
Investment in and advances to subsidiaries, at equity (1)	1,629,387	1,558,851
Intangible assets	723	723
Other assets	3,610	2,982
Total assets	$1,788,572	$1,701,832
LIABILITIES AND SHAREHOLDERS’ EQUITY
Total liabilities	$29,348	$23,642
Shareholders’ equity:
Common stock	1,425	1,422
Capital surplus	676,871	669,644
Retained earnings	981,675	836,729
Treasury stock	(10,090)	(9,126)
Deferred compensation	10,090	9,126
Accumulated other comprehensive earnings	99,253	170,395
Total shareholders’ equity	1,759,224	1,678,190
Total liabilities and shareholders’ equity	$1,788,572	$1,701,832

(1)
Eliminates in consolidation.

Condensed Statements of Earnings-

For the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Income:
Cash dividends from subsidiaries (1)	$96,500	$87,500	$84,500
Excess of earnings over dividends of subsidiaries (1)	140,441	122,997	86,956
Other	279	8,368	7,937
Total income	237,220	218,865	179,393
Expenses:
Salaries and employee benefits	7,374	13,795	11,963
Other operating expenses	5,262	5,599	4,756
Total expense	12,636	19,394	16,719
Earnings before income taxes	224,584	199,471	162,674
Income tax benefit	2,978	2,563	2,138
Net earnings	$227,562	$202,034	$164,812

(1)
Eliminates in consolidation.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

Condensed Statements of Cash Flows-

For the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Cash flows from operating activities:
Net earnings	$227,562	$202,034	$164,812
Adjustments to reconcile net earnings to net cash provided by operating activities:
Excess of earnings over dividends of subsidiaries	(140,441)	(122,997)	(86,956)
Depreciation and amortization, net	189	198	246
Gain on sale of assets, net	—	(38)	—
Decrease (increase) in other assets	(693)	164	1,508
Increase (decrease) in other liabilities	2,997	2,083	990
Other	(4)	35	—
Net cash provided by operating activities	89,610	81,479	80,600
Cash flows from investing activities:
Maturity of available-for-sale securities	—	3,720	—
Purchases of bank premises and equipment and software	(106)	—	(24)
Net cash provided by (used in) investing activities	(106)	3,720	(24)
Cash flows from financing activities:
Proceeds from stock option exercises	5,905	4,717	4,294
Cash dividends paid	(79,712)	(70,318)	(61,056)
Repurchase of stock	—	(8,008)	—
Net cash used in financing activities	(73,807)	(73,609)	(56,762)
Net increase in cash and cash equivalents	15,697	11,590	23,814
Cash and cash equivalents, beginning of year	136,666	125,076	101,262
Cash and cash equivalents, end of year	$152,363	$136,666	$125,076

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

20. CASH FLOW INFORMATION:

Supplemental information on cash flows and noncash transactions is as follows (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Supplemental cash flow information:
Interest paid	$6,198	$14,494	$29,882
Federal income taxes paid	39,528	44,381	30,726
Schedule of noncash investing and financing activities:
Assets acquired through foreclosure	2,711	164	1,463
Investment securities purchased but not settled	—	14,641	—
Restricted stock granted to officers and directors	1,316	672	1,782
Stock issued in acquisition of TB&T Bancshares, Inc.	—	220,273	—

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

21. ACQUISITIONS

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