Form 10-Q
period 2022-03-31
FIRST FINANCIAL BANKSHARES INC
filed 2022-05-06
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 6, 2022
Common Stock, $0.01 par value per share	142,719,164

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. and Subsidiaries (the “Company” or “we”) at March 31, 2022 and 2021 (unaudited) and December 31, 2021, and the consolidated statements of earnings, comprehensive earnings and shareholders’ equity for the three-months ended March 31, 2022 and 2021 (unaudited), and the consolidated statements of cash flows for the three-months ended March 31, 2022 and 2021 (unaudited) and notes to consolidated financial statements (unaudited), follow on pages 4 through 38.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,		December 31,
	2022	2021	2021
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$203,187	$190,350	$205,053
INTEREST-BEARING DEMAND DEPOSITS IN BANKS	394,566	893,221	323,535
Total cash and cash equivalents	597,753	1,083,571	528,588
SECURITIES AVAILABLE-FOR-SALE, at fair value (amortized cost of these securities was $6,767,967, $4,961,438 and $6,447,510 as of March 31, 2022 and 2021 and December 31, 2021, respectively)	6,502,495	5,109,631	6,573,179
LOANS:
Held-for-investment, excluding PPP loans	5,550,430	4,790,752	5,336,179
PPP loans	15,739	531,810	52,793
Total loans held-for-investment	5,566,169	5,322,562	5,388,972
Less—allowance for credit losses	(66,913)	(62,974)	(63,465)
Net loans held-for-investment	5,499,256	5,259,588	5,325,507
Held-for-sale ($22,382, $61,511 and $34,122 at fair value at March 31, 2022 and 2021 and December 31, 2021, respectively)	27,670	65,405	37,810
BANK PREMISES AND EQUIPMENT, net	150,168	142,415	149,764
INTANGIBLE ASSETS, net	316,459	317,980	316,779
OTHER ASSETS	220,399	124,297	170,834
Total assets	$13,314,200	$12,102,887	$13,102,461
LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$3,978,724	$3,350,145	$3,780,230
INTEREST-BEARING DEPOSITS	7,021,101	6,063,302	6,786,258
Total deposits	10,999,825	9,413,447	10,566,488
DIVIDENDS PAYABLE	21,411	18,500	21,388
BORROWINGS	758,595	548,604	671,152
TRADE DATE PAYABLE	—	381,871	—
OTHER LIABILITIES	45,620	75,037	84,209
Total liabilities	11,825,451	10,437,459	11,343,237
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
COMMON STOCK — ($0.01 par value, authorized 200,000,000 shares; 142,704,495, 142,285,611 and 142,532,116 shares issued at March 31, 2022 and 2021 and December 31, 2021, respectively)	1,427	1,423	1,425
CAPITAL SURPLUS	680,665	671,849	676,871
RETAINED EARNINGS	1,016,239	875,147	981,675
TREASURY STOCK (shares at cost: 936,847, 938,004 and 936,897 at March 31, 2022 and 2021 and December 31, 2021, respectively)	(10,404)	(9,385)	(10,090)
DEFERRED COMPENSATION	10,404	9,385	10,090
ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS), net	(209,582)	117,009	99,253
Total shareholders’ equity	1,488,749	1,665,428	1,759,224
Total liabilities and shareholders’ equity	$13,314,200	$12,102,887	$13,102,461

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS—(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three-Months Ended March 31,
	2022	2021
INTEREST INCOME:
Interest and fees on loans	$64,499	$66,435
Interest on investment securities:
Taxable	17,823	10,264
Exempt from federal income tax	14,593	13,749
Interest on federal funds sold and interest-bearing demand deposits in banks	94	162
Total interest income	97,009	90,610
INTEREST EXPENSE:
Interest on deposits	1,370	1,695
Other	200	91
Total interest expense	1,570	1,786
Net interest income	95,439	88,824
PROVISION FOR CREDIT LOSSES	4,782	(1,997)
Net interest income after provision for credit losses	90,657	90,821
NONINTEREST INCOME:
Trust fees	9,817	8,299
Service charges on deposit accounts	5,706	4,793
ATM, interchange and credit card fees	9,528	8,677
Gain on sale and fees on mortgage loans	6,333	9,894
Net gain on available-for-sale securities	31	808
Net gain on sale of foreclosed assets	1,084	55
Net gain (loss) on sale of assets	(10)	145
Interest on loan recoveries	283	382
Other	2,109	1,821
Total noninterest income	34,881	34,874
NONINTEREST EXPENSE:
Salaries, commissions and employee benefits	34,138	34,931
Net occupancy expense	3,225	3,147
Equipment expense	2,257	2,164
FDIC insurance premiums	869	701
ATM, interchange and credit card expenses	2,968	2,772
Professional and service fees	2,225	2,139
Printing, stationery and supplies	540	325
Operational and other losses	596	287
Software amortization and expense	2,457	2,619
Amortization of intangible assets	320	412
Other	9,630	8,226
Total noninterest expense	59,225	57,723
EARNINGS BEFORE INCOME TAXES	66,313	67,972
INCOME TAX EXPENSE	10,341	11,054
NET EARNINGS	$55,972	$56,918
NET EARNINGS PER SHARE, BASIC	$0.39	$0.40
NET EARNINGS PER SHARE, DILUTED	$0.39	$0.40
DIVIDENDS PER SHARE	$0.15	$0.13

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) —(UNAUDITED)

(Dollars in thousands)

	Three-Months Ended March 31,
	2022	2021
NET EARNINGS	$55,972	$56,918
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	(390,899)	(66,770)
Reclassification adjustment for realized gains (loss) on investment securities included in net earnings, before income taxes	(31)	(808)
Total other items of comprehensive earnings (loss)	(390,930)	(67,578)
Income tax benefit (expense) related to:
Change in unrealized gain (loss) on investment securities available-for-sale	82,088	14,022
Reclassification adjustment for realized gains (loss) on investment securities included in net earnings	7	170
Total income tax benefit (expense)	82,095	14,192
COMPREHENSIVE EARNINGS (LOSS)	$(252,863)	$3,532

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock				Treasury Stock			Accumulated Other	Total
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amounts	Deferred Compensation	Comprehensive Earnings (Loss)	Shareholders’ Equity
Balances at December 31, 2020	142,161,834	$1,422	$669,644	$836,729	(938,591)	$(9,126)	$9,126	$170,395	$1,678,190
Net earnings (unaudited)	—	—	—	56,918	—	—	—	—	56,918
Stock option exercises (unaudited)	124,524	1	1,903	—	—	—	—	—	1,904
Restricted stock grant/forfeiture, net (unaudited)	(747)	—	(17)	—	—	—	—	—	(17)
Cash dividends declared, $0.13 per share (unaudited)	—	—	—	(18,500)	—	—	—	—	(18,500)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(53,386)	(53,386)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	587	(259)	259	—	—
Stock option expense (unaudited)	—	—	319	—	—	—	—	—	319
Balances at March 31, 2021 (unaudited)	142,285,611	$1,423	$671,849	$875,147	(938,004)	$(9,385)	$9,385	$117,009	$1,665,428
Balances at December 31, 2021	142,532,116	$1,425	$676,871	$981,675	(936,897)	$(10,090)	$10,090	$99,253	$1,759,224
Net earnings (unaudited)	—	—	—	55,972	—	—	—	—	55,972
Stock option exercises (unaudited)	172,751	2	2,919	—	—	—	—	—	2,921
Restricted stock grant/forfeiture, net (unaudited)	(372)	—	559	—	—	—	—	—	559
Cash dividends declared, $0.15 per share (unaudited)	—	—	—	(21,408)	—	—	—	—	(21,408)
Change in unrealized gain (loss) in investment securities available- for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(308,835)	(308,835)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	50	(314)	314	—	—
Stock option expense (unaudited)	—	—	316	—	—	—	—	—	316
Balances at March 31, 2022 (unaudited)	142,704,495	$1,427	$680,665	$1,016,239	(936,847)	$(10,404)	$10,404	$(209,582)	$1,488,749

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)

(Dollars in thousands)

	Three-Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$55,972	$56,918
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,231	3,171
Provision for credit losses	4,782	(1,997)
Securities premium amortization, net	19,836	14,105
Discount accretion on purchased loans	(373)	(591)
Gain on sale of assets, net	(1,074)	(910)
Change in loans held-for-sale	9,367	16,365
Change in other assets	9,434	8,868
Change in other liabilities	(14,490)	840
Total adjustments	30,713	39,851
Net cash provided by operating activities	86,685	96,769
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	—	10,631
Maturities	211,266	7,839,968
Purchases	(551,559)	(8,280,926)
Net increase in loans held-for-investment	(176,350)	(148,615)
Purchases of bank premises and equipment	(3,193)	(3,322)
Proceeds from sale of bank premises and equipment and other assets	—	420
Net cash used in investing activities	(519,836)	(581,844)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	198,494	367,448
Net increase in interest-bearing deposits	234,843	370,182
Net increase in borrowings	87,443	118,511
Common stock transactions:
Proceeds from stock option exercises	2,921	1,904
Dividends paid	(21,385)	(18,483)
Net cash provided by financing activities	502,316	839,562
NET INCREASE IN CASH AND CASH EQUIVALENTS	69,165	354,487
CASH AND CASH EQUIVALENTS, beginning of period	528,588	729,084
CASH AND CASH EQUIVALENTS, end of period	$597,753	$1,083,571
SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$1,523	$1,843
Transfer of loans to other real estate	—	255
Investment securities purchased but not settled	—	381,871
Restricted stock grant (forfeiture)	559	(17)

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company,” “we” or “us”) is a financial holding company which owns all of the capital stock of one bank with 78 locations located in Texas as of March 31, 2022. The Company’s subsidiary bank is First Financial Bank, N.A. The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which First Financial Bank, N.A. is located. In addition, the Company also owns First Financial Trust & Asset Management Company, N.A., First Financial Insurance Agency, Inc., First Technology Services, Inc. and FB Investment Paris Fund, LLC.

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

Stock Repurchase

On July 27, 2021, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 common shares through July 31, 2023. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades, or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Subsequent to July 27, 2021 and through the date of this report, no shares were repurchased under the plan.

Other Recently Issued and Effective Authoritative Accounting Guidance

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

ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in ASC Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 will also require that an entity disclose current-period gross charge-offs by year of origination for financial receivables and net investment leases within the scope of ASC Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 will become effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, though early adoption is permitted. The adoption of ASU 2022-02 is not expected to have a significant impact on our financial statements.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of securities and report accrued interest separately in other assets on the consolidated balance sheets. A security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to securities reversed against interest income for the three-months ended March 31, 2022 and 2021.

The Company records its available-for-sale securities portfolio at fair value. Fair values of these securities are determined based on methodologies in accordance with current authoritative accounting guidance. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, credit ratings and yield curves. Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the marketplace as a result of the illiquid market, specific to the type of security.

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

At March 31, 2022, and 2021 and December 31, 2021, no allowance for credit losses - available-for-sale securities was recorded.

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

At March 31, 2022, and 2021 and December 31, 2021, the Company held no securities that were classified as held-to-maturity.

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

The initial allowance related to PCD loans that share similar risk characteristics is established using a pooled approach. The Company uses either a discounted cash flow or weighted average remaining life method to determine the required level of the allowance. PCD loans that were classified as nonaccrual as of the acquisition date and are collateral dependent are assessed for allowance on an individual basis. For PCD loans, an initial allowance is established on the acquisition date. Subsequent to the acquisition date, the initial allowance for credit losses on PCD loans will increase or decrease based on future evaluations, with changes recognized in the provision for credit losses.

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

The Company applies two methodologies to estimate the allowance on its pooled portfolio segments; discounted cash flows method and weighted average remaining life method. Allowance estimates on the following portfolio segments are calculated using the discounted cash flows method: C&I, Municipal, Construction and Development, Farm, Non-Owner Occupied and Owner Occupied CRE, and Residential. Allowance estimates on the following portfolio segments are calculated using the remaining life method: Agriculture, Consumer Auto and Consumer Non-Auto. The models related to these methodologies utilize the Company’s historical default and loss experience adjusted for future economic forecasts. The reasonable and supportable forecast period represents a one-year economic outlook for the applicable economic variables. Following the end of the reasonable and supportable forecast period, expected losses revert back to the historical mean over the next two years on a straight-line basis. Economic variables that have the most significant impact on the allowance include; Texas unemployment rate, Texas house price index and Texas retail sales index. Contractual loan level cash flows within the discounted cash flows methodology are adjusted for the Company’s historical prepayment and curtailment rate experience.

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

Allowance for Credit Losses - Off-Balance-Sheet/Reserve for Unfunded Commitments

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. These obligations include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. At March 31, 2022, and 2021 and December 31, 2021, the Company’s reserve for unfunded commitments totaled $7,471,000, $6,918,000 and $6,436,000, respectively, which is included in other liabilities in the consolidated balance sheet.

Other Real Estate

Other real estate owned is foreclosed property held pending disposition and is initially recorded at fair value, less estimated costs to sell. At foreclosure, if the fair value of the real estate, less estimated costs to sell, is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Any subsequent reduction in value is recognized by a charge to income. Operating and holding expenses of such properties, net of related income, and gains/losses on their disposition are included in net gain (loss) on sale of foreclosed assets as incurred.

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

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year. There was no impairment recorded for the three-months ended March 31, 2022 or 2021, respectively.

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

Accumulated Other Comprehensive Earnings (Loss)

Unrealized net gains or losses on the Company’s available-for-sale securities (after applicable income tax expense) totaling $209,582,000 of losses at March 31, 2022 and $117,009,000 and $99,253,000 of gains at March 31, 2021 and December 31, 2021, respectively, are included in accumulated other comprehensive earnings (loss) as a separate component of shareholders' equity.

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

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value using the Black-Scholes model of the shares at the grant date. The grant date fair value is amortized over the vesting period which generally is five or six years. The Company also grants restricted stock and/or units for a fixed number of shares which generally vests over periods of one to three years and/or performance metrics over a three-year period related to a defined group of peers. For stock option grants, the exercise price is established based on the closing trading price. No adjustments have been necessary to properly value the grant based on the terms or other conditions of the grants. See Note 8 for further information.

Advertising Costs

Advertising costs are expensed as incurred.

Per Share Data

Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. The Company calculates dilutive EPS assuming all outstanding stock options to purchase common shares and unvested restricted stock shares and units have been exercised and/or vested at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is reflected by application of the treasury stock method, whereby the proceeds from the exercised options and unearned compensation for both restricted stock and stock options are assumed to be used to purchase common shares at the average market price during the respective period. There were 212,000 anti-dilutive shares for the three-months ended March 31, 2022 that were excluded from the computation of EPS. There were no anti-dilutive shares for the three-months ended March 31, 2021. The following table reconciles the computation of basic EPS to diluted EPS:

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended March 31, 2022:
Net earnings per share, basic	$55,972	142,558,743	$0.39
Effect of stock options and stock grants	—	743,320	—
Net earnings per share, diluted	$55,972	143,302,063	$0.39

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended March 31, 2021:
Net earnings per share, basic	$56,918	142,146,275	$0.40
Effect of stock options and stock grants	—	856,383	—
Net earnings per share, diluted	$56,918	143,002,658	$0.40

Note 2 - Securities

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, allowance for credit losses and the fair value of available-for-sale securities are as follows (dollars in thousands):

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$311,860	$—	$(10,516)	$301,344
Obligations of states and political subdivisions	2,590,308	26,628	(87,455)	2,529,481
Residential mortgage-backed securities	3,450,006	2,139	(186,954)	3,265,191
Commercial mortgage-backed securities	341,506	924	(4,752)	337,678
Corporate bonds and other	74,287	—	(5,486)	68,801
Total securities available-for-sale	$6,767,967	$29,691	$(295,163)	$6,502,495

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
Obligations of states and political subdivisions	$2,418,227	$106,988	$(8,198)	$2,517,017
Residential mortgage-backed securities	2,073,647	43,575	(8,628)	2,108,594
Commercial mortgage-backed securities	431,137	15,916	—	447,053
Corporate bonds and other	38,427	79	(1,539)	36,967
Total securities available-for-sale	$4,961,438	$166,558	$(18,365)	$5,109,631

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$126,716	$125	$—	$126,841
Obligations of states and political subdivisions	2,638,369	116,319	(1,217)	2,753,471
Residential mortgage-backed securities	3,256,746	23,990	(21,287)	3,259,449
Commercial mortgage-backed securities	356,207	8,914	(1)	365,120
Corporate bonds and other	69,472	32	(1,206)	68,298
Total securities available-for-sale	$6,447,510	$149,380	$(23,711)	$6,573,179

The Company did not hold any securities classified as held-to-maturity at March 31, 2022, March 31, 2021, or December 31, 2021.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at March 31, 2022 and 2021, and December 31, 2021, were computed by using scheduled amortization of balances and historical prepayment rates.

The amortized cost and estimated fair value of available-for-sale securities at March 31, 2022, by contractual and expected maturity, are shown below (in thousands):

	Amortized	Estimated
	Cost Basis	Fair Value
Due within one year	$285,925	$287,450
Due after one year through five years	2,975,374	2,896,943
Due after five years through ten years	2,966,491	2,814,749
Due after ten years	540,177	503,353
Total	$6,767,967	$6,502,495

The following tables disclose as of March 31, 2022, and 2021 and December 31, 2021, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
March 31, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$301,344	$10,516	$—	$—	$301,344	$10,516
Obligations of states and political subdivisions	1,518,732	85,015	25,679	2,440	1,544,411	87,455
Residential mortgage-backed securities	2,725,934	163,034	303,344	23,920	3,029,278	186,954
Commercial mortgage-backed securities	202,719	4,752	—	—	202,719	4,752
Corporate bonds and other	40,701	2,431	28,100	3,055	68,801	5,486
Total	$4,789,430	$265,748	$357,123	$29,415	$5,146,553	$295,163

	Less than 12 Months		12 Months or Longer		Total
March 31, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$533,213	$8,198	$—	$—	$533,213	$8,198
Residential mortgage-backed securities	589,353	8,618	999	10	590,352	8,628
Commercial mortgage-backed securities	471	—	—	—	471	—
Corporate bonds and other	32,490	1,539	—	—	32,490	1,539
Total	$1,155,527	$18,355	$999	$10	$1,156,526	$18,365

	Less than 12 Months		12 Months or Longer		Total
December 31, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$163,698	$1,096	$18,943	$122	$182,641	$1,218
Residential mortgage-backed securities	2,263,010	19,742	54,392	1,544	2,317,402	21,286
Commercial mortgage-backed securities	820	1	—	—	820	1
Corporate bonds and other	47,436	635	16,432	571	63,868	1,206
Total	$2,474,964	$21,474	$89,767	$2,237	$2,564,731	$23,711

The number of investments in an unrealized loss position totaled 651 at March 31, 2022. We believe any unrealized losses in the U.S. treasury securities, obligations of state and political subdivisions, residential and commercial mortgage-backed and asset-backed investment securities, and corporate bonds and other at March 31, 2022 and 2021, and December 31, 2021, are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required on these securities at March 31, 2022 and 2021, and December 31, 2021. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At March 31, 2022, 72.34% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 54.51% are guaranteed by the Texas Permanent School Fund.

At March 31, 2022, $3,896,810,000 of the Company’s securities were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During the three-months ended March 31, 2022, there were no sales of investment securities that were classified as available-for-sale. During the three-months ended March 31, 2021, proceeds from sales of investment securities that were classified as available-for-sale totaled $10,631,000. Gross realized security gains from calls and sales during the three-months ended March 31, 2022 and 2021, totaled $33,000 and $808,000, respectively. Gross realized security losses from calls and sales during the three-months ended March 31, 2022 totaled $2,000 with no gross realized security losses from calls and sales during the three-months ended March 31, 2021.

The specific identification method was used to determine cost in order to compute the realized gains and losses.

Note 3 – Loans Held-for-Investment and Allowance for Credit Losses

For the periods ended March 31, 2022, March 31, 2021 and December 31, 2021, the following tables outline the Company’s loan portfolio by the ten portfolio segments where applicable.

Loans held-for-investment by portfolio segment are as follows (dollars in thousands):

	March 31,		December 31,
	2022	2021	2021
Commercial:
C&I*	$838,049	$1,178,126	$837,075
Municipal	191,799	176,949	177,905
Total Commercial	1,029,848	1,355,075	1,014,980
Agricultural	82,883	90,366	98,089
Real Estate:
Construction & Development	806,211	587,928	749,793
Farm	225,942	162,046	217,220
Non-Owner Occupied CRE	636,160	650,144	623,434
Owner Occupied CRE	881,181	759,906	821,653
Residential	1,352,162	1,254,727	1,334,419
Total Real Estate	3,901,656	3,414,751	3,746,519
Consumer:
Auto	419,818	370,027	405,416
Non-Auto	131,964	92,343	123,968
Total Consumer	551,782	462,370	529,384
Total Loans	5,566,169	5,322,562	5,388,972
Less: Allowance for credit losses	(66,913)	(62,974)	(63,465)
Loans, net	$5,499,256	$5,259,588	$5,325,507

* All disclosures for the C&I loan segment include PPP loan balances, net of deferred fees and costs, as disclosed on the face of the consolidated balance sheet.

Outstanding loan balances at March 31, 2022 and 2021, and December 31, 2021, are net of unearned income, including net deferred loan fees.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (“FHLB”) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At March 31, 2022, this available line of credit was $2,063,253,000. At March 31, 2022, $3,560,756,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At March 31, 2022, there was no balance outstanding under this line of credit.

The Company’s nonaccrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (dollars in thousands):

	March 31,		December 31,
	2022	2021	2021
Nonaccrual loans	$28,723	$39,333	$31,652
Loans still accruing and past due 90 days or more	11	2	8
Troubled debt restructured loans still accruing*	20	23	21
Total	$28,754	$39,358	$31,681

* Troubled debt restructured loans of $6,135,000, $6,619,000 and $6,721,000, for which interest collection is doubtful are included in nonaccrual loans as of March 31, 2022, and 2021 and December 31, 2021, respectively.

The Company had $28,754,000, $39,658,000 and $34,158,000 in nonaccrual, past due 90 days or more and still accruing, restructured loans, and foreclosed assets at March 31, 2022 and 2021, and December 31, 2021, respectively. Nonaccrual loans at March 31, 2022 and 2021, and December 31, 2021, consisted of the following (dollars in thousands):

	March 31,		December 31,
	2022	2021	2021
Commercial:
C&I	$4,711	$4,709	$5,370
Municipal	—	—	—
Total Commercial	4,711	4,709	5,370
Agricultural	4,338	1,068	4,920
Real Estate:
Construction & Development	594	1,296	708
Farm	1,209	6,859	1,173
Non-Owner Occupied CRE	2,574	7,088	2,671
Owner Occupied CRE	7,288	9,557	7,897
Residential	7,567	8,364	8,360
Total Real Estate	19,232	33,164	20,809
Consumer:
Auto	402	317	514
Non-Auto	40	75	39
Total Consumer	442	392	553
Total	$28,723	$39,333	$31,652

No significant additional funds are committed to be advanced in connection with nonaccrual loans as of March 31, 2022.

Summary information on the allowance for credit losses for the three-months ended March 31, 2022 and 2021, are outlined by portfolio segment in the following tables (dollars in thousands):

Three-months ended March 31, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$12,280	$348	$1,597	$17,627	$663
Provision for loan losses	3,455	1,070	289	360	210
Recoveries	156	—	25	—	—
Charge-offs	(154)	—	—	(100)	—
Ending balance	$15,737	$1,418	$1,911	$17,887	$873

Three-months ended March 31, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$10,722	$10,828	$8,133	$896	$371	$63,465
Provision for loan losses	(2,278)	789	(163)	(20)	35	3,747
Recoveries	55	7	5	66	46	360
Charge-offs	—	(88)	(146)	(73)	(98)	(659)
Ending balance	$8,499	$11,536	$7,829	$869	$354	$66,913

Three-months ended March 31, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$13,609	$1,552	$1,255	$13,512	$1,876
Provision for loan losses	(1,239)	639	721	(268)	(662)
Recoveries	223	—	9	2	9
Charge-offs	(270)	—	—	—	—
Ending balance	$12,323	$2,191	$1,985	$13,246	$1,223

Three-months ended March 31, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non- Auto	Total
Beginning balance	$8,391	$12,347	$12,601	$1,020	$371	$66,534
Provision for loan losses	1,052	(2,467)	(1,384)	141	38	(3,429)
Recoveries	55	6	19	73	47	443
Charge-offs	(6)	(8)	(47)	(166)	(77)	(574)
Ending balance	$9,492	$9,878	$11,189	$1,068	$379	$62,974

Additionally, the Company records a reserve for unfunded commitments in other liabilities which totaled $7,471,000, $6,918,000 and $6,436,000 at March 31, 2022 and 2021, and December 31, 2021, respectively. The provision for loan losses of $3,747,000 for the three-months ended March 31, 2022 above is combined with the provision for unfunded commitments of $1,035,000 and reported in the aggregate of $4,782,000 under the provision for credit losses in the consolidated statement of earnings for the three-months ended March 31, 2022. The $3,429,000 reversal of the provision for loan losses for the three-months ended March 31, 2021 above is combined with the provision for unfunded commitments of $1,432,000 and reported in the aggregate of a reversal of $1,997,000 under the provision for credit losses for the three-months ended March 31, 2021.

The Company’s loans that are individually evaluated for credit losses (both collateral and non-collateral dependent) and their related allowances as of March 31, 2022, and 2021 and December 31, 2021, are summarized in the following tables by loan segment (dollars in thousands):

March 31, 2022	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$95	$4,616	$20,620	$25,331	$2,525	$5,268	$7,793
Municipal	—	—	96	96	—	—	—
Total Commercial	95	4,616	20,716	25,427	2,525	5,268	7,793
Agricultural	2,349	1,989	411	4,749	946	276	1,222
Real Estate:
Construction & Development	—	594	9,632	10,226	44	1,446	1,490
Farm	1,209	—	1,214	2,423	—	—	—
Non-Owner Occupied CRE	2,463	111	32,705	35,279	10	3,006	3,016
Owner Occupied CRE	6,187	1,101	29,608	36,896	96	3,149	3,245
Residential	4,954	2,613	27,709	35,276	306	1,668	1,974
Total Real Estate	14,813	4,419	100,868	120,100	456	9,269	9,725
Consumer:
Auto	—	402	1,092	1,494	1	2	3
Non-Auto	—	40	350	390	—	1	1
Total Consumer	—	442	1,442	1,884	1	3	4
Total	$17,257	$11,466	$123,437	$152,160	$3,928	$14,816	$18,744

March 31, 2021	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$1,806	$2,903	$14,580	$19,289	$777	$3,104	$3,881
Municipal	—	—	9,777	9,777	—	1,536	1,536
Total Commercial	1,806	2,903	24,357	29,066	777	4,640	5,417
Agricultural	457	612	5,790	6,859	170	1,620	1,790
Real Estate:
Construction & Development	1,124	171	11,202	12,497	12	868	880
Farm	2,241	4,618	3,436	10,295	590	81	671
Non-Owner Occupied CRE	6,045	1,043	32,299	39,387	226	3,109	3,335
Owner Occupied CRE	6,081	3,476	45,893	55,450	599	3,000	3,599
Residential	4,210	4,154	26,331	34,695	577	2,297	2,874
Total Real Estate	19,701	13,462	119,161	152,324	2,004	9,355	11,359
Consumer:
Auto	—	317	1,399	1,716	1	4	5
Non-Auto	—	75	376	451	—	2	2
Total Consumer	—	392	1,775	2,167	1	6	7
Total	$21,964	$17,369	$151,083	$190,416	$2,952	$15,621	$18,573

December 31, 2021	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$749	$4,621	$19,021	$24,391	$2,533	$4,094	$6,627
Municipal	—	—	109	109	—	—	—
Total Commercial	749	4,621	19,130	24,500	2,533	4,094	6,627
Agricultural	3,026	1,894	478	5,398	1,086	359	1,445
Real Estate:
Construction & Development	102	606	4,765	5,473	90	135	225
Farm	997	176	1,969	3,142	—	2	2
Non-Owner Occupied CRE	2,543	128	31,797	34,468	15	4,044	4,059
Owner Occupied CRE	6,548	1,349	40,607	48,504	152	3,329	3,481
Residential	5,990	2,370	29,210	37,570	307	1,719	2,026
Total Real Estate	16,180	4,629	108,348	129,157	564	9,229	9,793
Consumer:
Auto	—	514	1,161	1,675	1	3	4
Non-Auto	—	39	416	455	—	1	1
Total Consumer	—	553	1,577	2,130	1	4	5
Total	$19,955	$11,697	$129,533	$161,185	$4,184	$13,686	$17,870

The Company’s allowance for loans that are individually evaluated for credit losses and collectively evaluated for credit losses as of March 31, 2022, and 2021 and December 31, 2021, are summarized in the following table by loan segment (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$7,793	$—	$1,222	$1,490	$—
Loans collectively evaluated for credit losses	7,944	1,418	689	16,397	873
Total	$15,737	$1,418	$1,911	$17,887	$873

March 31, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$3,016	$3,245	$1,974	$3	$1	$18,744
Loans collectively evaluated for credit losses	5,483	8,291	5,855	866	353	48,169
Total	$8,499	$11,536	$7,829	$869	$354	$66,913

March 31, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$3,881	$1,536	$1,790	$880	$671
Loans collectively evaluated for credit losses	8,442	655	195	12,366	552
Total	$12,323	$2,191	$1,985	$13,246	$1,223

March 31, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$3,335	$3,599	$2,874	$5	$2	$18,573
Loans collectively evaluated for credit losses	6,157	6,279	8,315	1,063	377	44,401
Total	$9,492	$9,878	$11,189	$1,068	$379	$62,974

December 31, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$6,627	$—	$1,445	$225	$2
Loans collectively evaluated for credit losses	5,653	348	152	17,402	661
Total	$12,280	$348	$1,597	$17,627	$663

December 31, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$4,059	$3,481	$2,026	$4	$1	$17,870
Loans collectively evaluated for credit losses	6,663	7,347	6,107	892	370	45,595
Total	$10,722	$10,828	$8,133	$896	$371	$63,465

The Company’s recorded investment in loans as of March 31, 2022, and 2021 and December 31, 2021, related to the balance in the allowance for credit losses follows below (dollars in thousands):

March 31, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$25,331	$96	$4,749	$10,226	$2,423
Loans collectively evaluated for credit losses	812,718	191,703	78,134	795,985	223,519
Total	$838,049	$191,799	$82,883	$806,211	$225,942

March 31, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$35,279	$36,896	$35,276	$1,494	$390	$152,160
Loans collectively evaluated for credit losses	600,881	844,285	1,316,886	418,324	131,574	5,414,009
Total	$636,160	$881,181	$1,352,162	$419,818	$131,964	$5,566,169

March 31, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$19,289	$9,777	$6,859	$12,497	$10,295
Loans collectively evaluated for credit losses	1,158,837	167,172	83,507	575,431	151,751
Total	$1,178,126	$176,949	$90,366	$587,928	$162,046

March 31, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$39,387	$55,450	$34,695	$1,716	$451	$190,416
Loans collectively evaluated for credit losses	610,757	704,456	1,220,032	368,311	91,892	5,132,146
Total	$650,144	$759,906	$1,254,727	$370,027	$92,343	$5,322,562

December 31, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$24,391	$109	$5,398	$5,473	$3,142
Loans collectively evaluated for credit losses	812,684	177,796	92,691	744,320	214,078
Total	$837,075	$177,905	$98,089	$749,793	$217,220

December 31, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$34,468	$48,504	$37,570	$1,675	$455	$161,185
Loans collectively evaluated for credit losses	588,966	773,149	1,296,849	403,741	123,513	5,227,787
Total	$623,434	$821,653	$1,334,419	$405,416	$123,968	$5,388,972

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
The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at March 31, 2022 (dollars in millions):

March 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$163	$438	$121	$42	$24	$26	$—	$814
Special mention	—	4	—	3	—	—	—	7
Substandard	3	7	3	2	2	—	—	17
Doubtful	—	—	—	—	—	—	—	—
Total	$166	$449	$124	$47	$26	$26	$—	$838

March 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$25	$33	$15	$5	$21	$93	$—	$192
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$25	$33	$15	$5	$21	$93	$—	$192

March 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$20	$47	$6	$4	$1	$1	$—	$79
Special mention	—	—	—	—	—	—	—	—
Substandard	—	4	—	—	—	—	—	4
Doubtful	—	—	—	—	—	—	—	—
Total	$20	$51	$6	$4	$1	$1	$—	$83

March 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$118	$524	$106	$21	$13	$13	$—	$795
Special mention	—	2	—	—	—	—	—	2
Substandard	1	6	1	1	—	—	—	9
Doubtful	—	—	—	—	—	—	—	—
Total	$119	$532	$107	$22	$13	$13	$—	$806

March 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$25	$110	$39	$13	$8	$28	$—	$223
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1	—	1	1	—	3
Doubtful	—	—	—	—	—	—	—	—
Total	$25	$110	$40	$13	$9	$29	$—	$226

March 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$52	$211	$123	$62	$52	$101	$—	$601
Special mention	—	—	1	11	1	8	—	21
Substandard	—	—	5	3	1	5	—	14
Doubtful	—	—		—	—	—	—	—
Total	$52	$211	$129	$76	$54	$114	$—	$636

March 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$100	$258	$136	$97	$88	$166	$—	$845
Special mention	—	1	2	1	—	1	—	5
Substandard	2	4	2	3	9	11	—	31
Doubtful	—	—	—	—	—	—	—	—
Total	$102	$263	$140	$101	$97	$178	$—	$881

March 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$107	$441	$208	$106	$78	$266	$109	$1,315
Special mention	—	3	4	—	1	4	1	13
Substandard	1	4	3	2	2	11	1	24
Doubtful	—	—	—	—	—	—	—	—
Total	$108	$448	$215	$108	$81	$281	$111	$1,352

March 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$68	$197	$89	$44	$14	$6	$—	$418
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1	1	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—
Total	$68	$197	$90	$45	$14	$6	$—	$420

March 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$26	$68	$19	$6	$3	$2	$7	$131
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$26	$69	$19	$6	$3	$2	$7	$132

March 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$704	$2,327	$862	$400	$302	$702	$116	$5,413
Special mention	—	10	7	15	2	13	1	48
Substandard	7	26	16	12	15	28	1	105
Doubtful	—	—	—	—	—	—	—	—
Total	$711	$2,363	$885	$427	$319	$743	$118	$5,566

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at March 31, 2021 (dollars in millions):

March 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$303	$647	$84	$61	$24	$41	$—	$1,160
Special mention	2	3	1	—	1	—	—	7
Substandard	1	6	1	3	1	—	—	12
Doubtful	—	—	—	—	—	—	—	—
Total	$306	$656	$86	$64	$26	$41	$—	$1,179

March 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$2	$21	$16	$23	$13	$92	$—	$167
Special mention	—	—	—	—	—	—	—	—
Substandard	—	2	—	—	6	2	—	10
Doubtful	—	—	—	—	—	—	—	—
Total	$2	$23	$16	$23	$19	$94	$—	$177

March 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$15	$42	$16	$7	$2	$1	$—	$83
Special mention	1	—	—	—	—	—	—	1
Substandard	—	5	—	—	1	—	—	6
Doubtful	—	—	—	—	—	—	—	—
Total	$16	$47	$16	$7	$3	$1	$—	$90

March 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$101	$347	$62	$35	$17	$13	$—	$575
Special mention	—	2	4	—	—	1	—	7
Substandard	1	3	1	—	—	1	—	6
Doubtful	—	—	—	—	—	—	—	—
Total	$102	$352	$67	$35	$17	$15	$—	$588

March 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$20	$54	$21	$17	$10	$30	$—	$152
Special mention	—	—	—	—	—	—	—	—
Substandard	—	7	1	1	—	1	—	10
Doubtful	—	—	—	—	—	—	—	—
Total	$20	$61	$22	$18	$10	$31	$—	$162

March 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$45	$198	$105	$86	$41	$136	$—	$611
Special mention	—	1	13	1	8	4	—	27
Substandard	—	—	2	—	2	8	—	12
Doubtful	—	—	—	—	—	—	—	—
Total	$45	$199	$120	$87	$51	$148	$—	$650

March 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$74	$168	$126	$96	$72	$169	$—	$705
Special mention	—	3	4	—	4	—	—	11
Substandard	1	5	4	18	4	12	—	44
Doubtful	—	—	—	—	—	—	—	—
Total	$75	$176	$134	$114	$80	$181	$—	$760

March 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$109	$346	$157	$119	$93	$302	$94	$1,220
Special mention	—	3	1	1	1	3	—	9
Substandard	1	5	2	4	2	11	1	26
Doubtful	—	—	—	—	—	—	—	—
Total	$110	$354	$160	$124	$96	$316	$95	$1,255

March 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$61	$161	$90	$32	$16	$8	$—	$368
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	1	—	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—
Total	$61	$162	$91	$32	$16	$8	$—	$370

March 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$17	$40	$17	$6	$3	$2	$7	$92
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$17	$40	$17	$6	$3	$2	$7	$92

March 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$747	$2,024	$694	$482	$291	$794	$101	$5,133
Special mention	3	12	23	2	14	8	—	62
Substandard	4	34	12	26	16	35	1	128
Doubtful	—	—	—	—	—	—	—	—
Total	$754	$2,070	$729	$510	$321	$837	$102	$5,323

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at December 31, 2021 (dollars in millions):

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$526	$178	$52	$29	$17	$11	$—	$813
Special mention	4	1	4	—	—	—	—	9
Substandard	7	4	1	3	—	—	—	15
Doubtful	—	—	—	—	—	—	—	—
Total	$537	$183	$57	$32	$17	$11	$—	$837

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$39	$15	$6	$22	$17	$79	$—	$178
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$39	$15	$6	$22	$17	$79	$—	$178

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$69	$8	$6	$6	$3	$1	$—	$93
Special mention	—	—	—	—	—	—	—	—
Substandard	4	1	—	—	—	—	—	5
Doubtful	—	—	—	—	—	—	—	—
Total	$73	$9	$6	$6	$3	$1	$—	$98

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$557	$134	$24	$14	$7	$8	$—	$744
Special mention	2	—	—	—	—	—	—	2
Substandard	2	2	—	—	—	—	—	4
Doubtful	—	—	—	—	—	—	—	—
Total	$561	$136	$24	$14	$7	$8	$—	$750

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$117	$42	$15	$10	$7	$23	$—	$214
Special mention	—	—	—	—	—	—	—	—
Substandard	1	1	—	1	—	—	—	3
Doubtful	—	—	—	—	—	—	—	—
Total	$118	$43	$15	$11	$7	$23	$—	$217

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$214	$128	$77	$56	$31	$84	$—	$590
Special mention	—	1	12	—	7	3	—	23
Substandard	—	1	3	1	3	3	—	11
Doubtful	—	—	—	—	—	—	—	—
Total	$214	$130	$92	$57	$41	$90	$—	$624

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$250	$143	$114	$90	$59	$117	$—	$773
Special mention	2	2	1	—	1	1	—	7
Substandard	8	2	3	13	5	11	—	42
Doubtful	—	—	—	—	—	—	—	—
Total	$260	$147	$118	$103	$65	$129	$—	$822

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$477	$230	$115	$84	$68	$222	$100	$1,296
Special mention	3	4	—	1	1	3	1	13
Substandard	3	3	3	2	2	10	2	25
Doubtful	—	—	—	—	—	—	—	—
Total	$483	$237	$118	$87	$71	$235	$103	$1,334

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$218	$105	$54	$17	$7	$2	$—	$403
Special mention	1	—	—	—	—	—	—	1
Substandard	—	—	1	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$219	$105	$55	$17	$7	$2	$—	$405

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$81	$22	$8	$4	$1	$1	$7	$124
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$81	$22	$8	$4	$1	$1	$7	$124

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$2,548	$1,005	$471	$332	$217	$548	$107	$5,228
Special mention	12	8	17	1	9	7	1	55
Substandard	25	14	11	20	10	24	2	106
Doubtful	—	—	—	—	—	—	—	—
Total	$2,585	$1,027	$499	$353	$236	$579	$110	$5,389

At March 31, 2022, and 2021 and December 31, 2021, the Company’s past due loans are as follows (dollars in thousands):

March 31, 2022	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$8,971	$36	$1,658	$10,665	$827,384	$838,049	$—
Municipal	153	—	—	153	191,646	191,799	—
Total Commercial	9,124	36	1,658	10,818	1,019,030	1,029,848	—
Agricultural	4,846	—	—	4,846	78,037	82,883	—
Real Estate:
Construction & Development	3,562	—	37	3,599	802,612	806,211	—
Farm	7	—	445	452	225,490	225,942	—
Non-Owner Occupied CRE	5,066	108	—	5,174	630,986	636,160	—
Owner Occupied CRE	2,789	1,028	525	4,342	876,839	881,181	—
Residential	6,757	224	250	7,231	1,344,931	1,352,162	—
Total Real Estate	18,181	1,360	1,257	20,798	3,880,858	3,901,656	—
Consumer:
Auto	302	49	20	371	419,447	419,818	8
Non-Auto	125	—	3	128	131,836	131,964	3
Total Consumer	427	49	23	499	551,283	551,782	11
Total	$32,578	$1,445	$2,938	$36,961	$5,529,208	$5,566,169	$11

March 31, 2021	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,469	$283	$303	$4,055	$1,174,071	$1,178,126	$1
Municipal	19	—	—	19	176,930	176,949	—
Total Commercial	3,488	283	303	4,074	1,351,001	1,355,075	1
Agricultural	2,535	—	—	2,535	87,831	90,366	—
Real Estate:
Construction & Development	1,810	41	66	1,917	586,011	587,928	—
Farm	71	—	—	71	161,975	162,046	—
Non-Owner Occupied CRE	695	—	—	695	649,449	650,144	—
Owner Occupied CRE	1,847	—	—	1,847	758,059	759,906	1
Residential	6,920	67	—	6,987	1,247,740	1,254,727	—
Total Real Estate	11,343	108	66	11,517	3,403,234	3,414,751	1
Consumer:
Auto	470	31	10	511	369,516	370,027	—
Non-Auto	129	11	—	140	92,203	92,343	—
Total Consumer	599	42	10	651	461,719	462,370	—
Total	$17,965	$433	$379	$18,777	$5,303,785	$5,322,562	$2

December 31, 2021	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,638	$34	$222	$3,894	$833,181	$837,075	$5
Municipal	63	—	—	63	177,842	177,905	—
Total Commercial	3,701	34	222	3,957	1,011,023	1,014,980	5
Agricultural	181	—	—	181	97,908	98,089	—
Real Estate:
Construction & Development	2,953	39	—	2,992	746,801	749,793	—
Farm	600	215	—	815	216,405	217,220	—
Non-Owner Occupied CRE	235	—	—	235	623,199	623,434	—
Owner Occupied CRE	813	—	280	1,093	820,560	821,653	—
Residential	4,984	327	410	5,721	1,328,698	1,334,419	—
Total Real Estate	9,585	581	690	10,856	3,735,663	3,746,519	—
Consumer:
Auto	393	26	—	419	404,997	405,416	—
Non-Auto	145	24	3	172	123,796	123,968	3
Total Consumer	538	50	3	591	528,793	529,384	3
Total	$14,005	$665	$915	$15,585	$5,373,387	$5,388,972	$8

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

There were no loans that were modified and considered troubled debt restructurings for the three-months ended March 31, 2022. The Company’s loans that were modified and considered troubled debt restructurings for the three-months ended March 31, 2021 are as follows (dollars in thousands):

	Three-Months Ended March 31, 2021
		Pre- Modification	Post- Modification
		Recorded	Recorded
	Number	Investment	Investment
Commercial:
C&I	2	$149	$149
Municipal	—	—	—
Total Commercial	2	149	149
Agricultural	—	—	—
Real Estate:
Construction & Development	—	—	—
Farm	—	—	—
Non-Owner Occupied CRE	—	—	—
Owner Occupied CRE	1	500	500
Residential	2	197	197
Total Real Estate	3	697	697
Consumer:
Auto	—	—	—
Non-Auto	—	—	—
Total Consumer	—	—	—
Total	5	$846	$846

The balances below provide information as to how the loans were modified as troubled debt restructured loans for the three-months ended March 31, 2021 (in thousands):

	Three-Months Ended March 31, 2021
	Adjusted		Combined
	Interest	Maturity	Rate and
	Rate	Extended	Maturity
Commercial:
C&I	$—	$—	$149
Municipal	—	—	—
Total Commercial	—	—	149
Agricultural	—	—	—
Real Estate:
Construction & Development	—	—	—
Farm	—	—	—
Non-Owner Occupied CRE	—	—	—
Owner Occupied CRE	—	—	500
Residential	—	—	197
Total Real Estate	—	—	697
Consumer:
Auto	—	—	—
Non-Auto	—	—	—
Total Consumer	—	—	—
Total	$—	$—	$846

During the three-months ended March 31, 2022 and March 31, 2021, no loans were modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default, respectively. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or more or results in the foreclosure and repossession of the applicable collateral.

As of March 31, 2022, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

Note 4 - Loans Held-for-Sale

Loans held-for-sale totaled $27,670,000, $65,405,000 and $37,810,000 at March 31, 2022 and 2021, and December 31, 2021, respectively. At March 31, 2022 and 2021, and December 31, 2021, $5,288,000, $3,894,000 and $3,688,000, respectively, are valued at the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

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

These financial instruments are not designated as hedging instruments for accounting purposes. All derivatives are carried at fair value in either other assets or other liabilities and are reflected in the gain on sale and fees on mortgage loans in the consolidated statement of earnings.

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions (dollars in thousands):

March 31, 2022:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$106,806	$276	$—
Forward mortgage-backed securities trades	115,000	2,103	—

March 31, 2021:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$180,596	$1,645	$—
Forward mortgage-backed securities trades	317,500	2,806	—

December 31, 2021:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$85,973	$1,279	$—
Forward mortgage-backed securities trades	116,000	—	147

Note 6 – Borrowings

Borrowings consisted of the following (dollars in thousands):

	March 31,		December 31,
	2022	2021	2021
Securities sold under agreements with customers to repurchase	$716,717	$523,254	$625,499
Federal funds purchased	20,825	25,350	24,600
Other borrowings	21,053	—	21,053
Total	$758,595	$548,604	$671,152

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

The Company renewed its loan agreement, effective June 30, 2021, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25,000,000 on a revolving line of credit. There was no outstanding balance under the line of credit as of March 31, 2022 and 2021, or December 31, 2021.

During 2021, the Company began investing in qualifying Community Development Entities ("CDE") under the federal New Market Tax Credits ("NMTC") program. See Note 7 for further discussion of our activity and related balances on the consolidated balance sheets, including the $21,053,000 in other borrowings shown above.

Note 7 - Income Taxes

Income tax expense was $10,341,000 for the first quarter of 2022 as compared to $11,054,000 for the same period in 2021. The Company’s effective tax rates on pretax income were 15.59% and 16.26% for the first quarters of 2022 and 2021, respectively. The effective tax rates differ from the statutory federal tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and excess tax benefits related to our directors’ deferred compensation plan, equity awards and NMTC benefits.

Low Income Housing Tax Credit Investments - During 2021, the Company began investing in an affordable housing fund that will invest in real estate projects that qualify for the federal low income housing tax credit ("LIHTC") program designed to promote private development of low income housing. The investments made by the fund will generate a return to the Company primarily through the realization of LIHTCs, and also through federal tax deductions generated from the ongoing operating losses from the investees of the fund. The Company's investment in the fund will be amortized through income tax expense using the proportional amortization method as related tax credits are utilized by the Company. The initial capital contribution commitment to the fund was for up to $5,500,000 and the initial contribution was $55,000 which is included in other assets at March 31, 2022 and December 31, 2021. There were no balances related to this investment on the consolidated balance sheet as of March 31, 2021.

New Market Tax Credit Investments - During 2021, the Company began investing in qualifying CDEs under the federal NMTC program. NMTC investments are made through the third-party CDEs which are qualified through the U.S. Department of Treasury and receive periodic allocation of amounts under the NMTC program. NMTCs are generated from qualified investments by the CDEs utilizing equity investments made by a taxpayer, like the Company. Through these equity investments, the Company will receive the tax benefits from the NMTCs equal to 39% of the qualified investment from the CDE yield method and related tax credits are allocated to the Company. At March 31, 2022 and December 31, 2021, the consolidated balance sheet of the Company included a $18,000,000 loan to the investee in loans, the $29,000,000 CDE investments in other assets and the $21,053,000 leveraged loan from the investee in other borrowings (see Note 6). There were no balances related to this investment on the consolidated balance sheet as of March 31, 2021.

Note 8 - Stock Based Compensation

On April 27, 2021, the Company’s shareholders approved the 2021 Omnibus Stock and Incentive Plan (“2021 Plan”) and reserved 2,500,000 shares of the Company’s common stock for issuance under this plan. At March 31, 2022, the Company had 2,208,271 shares of stock remaining for issuance under the plan. The 2021 Plan supersedes all prior stock option and restricted stock plans with shares previously reserved for issuance under such plans cancelled.

Restricted Stock Units

Under the 2021 Plan, the Company grants restricted stock units under compensation arrangements for the benefit of employees, executive officers and directors. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements. The following table summarizes information about the changes in restricted stock units for the three-months ended March 31, 2022. There was no restricted stock unit activity for the three-months ended March 31, 2021.

	For the three-months ended
	March 31, 2022
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	22,597	$48.91
Grants	—	—
Vesting	—	—
Forfeited/expired	—	—
Balance at end of period	22,597	$48.91

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

The following table summarizes information about the changes in PSUs as of and for the three-months ended March 31, 2022. There was no PSU activity during the three-months ended March 31, 2021.

	For the three-months ended
	March 31, 2022
	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	22,597	$48.91
Grants	—	—
Vesting	—	—
Forfeited/expired	—	—
Balance at end of period	22,597	$48.91

Restricted Stock Awards

The following table summarizes information about vested and unvested restricted stock.

	For the three-months ended March 31,
	2022		2021
	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	46,598	$35.75	95,888	$29.89
Grants	615	49.60	—	—
Vesting	(3,161)	32.06	(993)	34.55
Forfeited/expired	(200)	29.70	(479)	34.55
Balance at end of period	43,852	$36.24	94,416	$29.82

The total fair value of restricted stock vested for the three-months ended March 31, 2022 and 2021, was $148,000 and $39,000, respectively.

The Company recorded consolidated restricted stock, restricted stock unit and performance-based restricted stock unit expense for employees of $426,000 and $290,000 for the three-months ended March 31, 2022 and 2021, respectively. The Company recorded director expense related to these restricted stock grants of $170,000 and $150,000, for the three-months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022 and 2021, there were $2,436,000 and $1,701,000, respectively, of total unrecognized compensation cost related to consolidated unvested restricted stock, restricted stock units and performance-based restricted stock units which is expected to be recognized over a weighted-average period of 1.05 years and 1.44 years, respectively. At March 31, 2022 and 2021, and December 31, 2021, there was $59,000, $61,000 and $52,000, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting.

Stock Option Plans

Prior to the approval of the 2021 Plan, the 2012 Incentive Stock Option Plan (the “2012 Plan”) provided for the granting of options to employees of the Company at prices not less than market value at the date of the grant. The 2012 Plan provided that options granted vest and are exercisable after two years from the date of grant and vest at a rate of 20% each year thereafter and have a 10-year term. The most recent grant from the 2021 Plan provided that 20% of the options granted vest and are exercisable after one year from the date of grant and the remaining options vest and are exercisable at a rate of 20% each year thereafter and have a 10-year term. Shares are issued under the 2012 Plan and the 2021 Plan from available authorized shares. An analysis of stock option activity for the three-months ended March 31, 2022 is presented in the table and narrative below:

	Shares	Weighted- Average Ex. Price
Outstanding, December 31, 2021	1,669,976	$25.11
Granted	—	—
Exercised	(172,751)	18.27
Cancelled	(31,775)	26.67
Outstanding, March 31, 2022	1,465,450	25.88
Exercisable, March 31, 2022	715,057	$19.18

The options outstanding at March 31, 2022 had exercise prices ranging between $15.43 and $48.91. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees.

The Company recorded stock option expense totaling $316,000 and $319,000 for the three-months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, there was $4,083,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.80 years. The total fair value of shares vested during the three-months ended March 31, 2022 and 2021 was $65,000 and $31,000, respectively.

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

There were no transfers between Level 2 and Level 3 during the three-months ended March 31, 2022 and 2021, and the year ended December 31, 2021.

The following table summarizes the Company’s available-for-sale securities, loans held-for-sale, and derivatives which are measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

March 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$301,344	$—	$—	$301,344
Obligations of state and political subdivisions	—	2,529,481	—	2,529,481
Corporate bonds	—	64,581	—	64,581
Residential mortgage-backed securities	—	3,265,191	—	3,265,191
Commercial mortgage-backed securities	—	337,678	—	337,678
Other securities	4,220	—	—	4,220
Total	$305,564	$6,196,931	$—	$6,502,495
Loans held-for-sale	$—	$22,382	$—	$22,382
IRLCs	$—	$276	$—	$276
Forward mortgage-backed securities trades	$—	$2,103	$—	$2,103

March 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of states and political subdivisions	$—	$2,517,017	$—	$2,517,017
Corporate bonds	—	32,490	—	32,490
Residential mortgage-backed securities	—	2,108,594	—	2,108,594
Commercial mortgage-backed securities	—	447,053	—	447,053
Other securities	4,477	—	—	4,477
Total	$4,477	$5,105,154	$—	$5,109,631
Loans held-for-sale	$—	$61,511	$—	$61,511
IRLCs	$—	$1,645	$—	$1,645
Forward mortgage-backed securities trades	$—	$2,806	$—	$2,806

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$126,841	$—	$—	$126,841
Obligations of state and political subdivisions	—	2,753,471	—	2,753,471
Corporate bonds	—	63,868	—	63,868
Residential mortgage-backed securities	—	3,259,449	—	3,259,449
Commercial mortgage-backed securities	—	365,120	—	365,120
Other securities	4,430	—	—	4,430
Total	$131,271	$6,441,908	$—	$6,573,179
Loans held-for-sale	$—	$34,122	$—	$34,122
IRLCs	$—	$1,279	$—	$1,279
Forward mortgage-backed securities trades	$—	$(147)	$—	$(147)

The following table summarizes the Company’s loans held-for-sale at fair value and the net unrealized gains as of the balance sheet dates shown below (dollars in thousands):

	March 31,		December 31,
	2022	2021	2021
Unpaid principal balance on loans held-for-sale	$22,233	$60,727	$33,200
Net unrealized gains on loans held-for-sale	149	784	922
Loans held-for-sale at fair value	$22,382	$61,511	$34,122

The following table summarizes the Company’s gains on sale and fees of mortgage loans for the three-months ended March 31, 2022 and 2021 (dollars in thousand):

	Three-Months ended March 31,
	2022	2021
Realized gain on sale and fees on mortgage loans*	$5,998	$10,728
Change in fair value on loans held-for-sale and IRLCs	(1,915)	(5,200)
Change in forward mortgage-backed securities trades	2,250	4,366
Total gain on sale of mortgage loans	$6,333	$9,894

* This includes gains on loans held-for-sale carried under the fair value method and lower of cost or market.

No residential mortgage loans held-for-sale were 90 days or more past due or considered nonaccrual as of March 31, 2022, and 2021, or December 31, 2021. No significant credit losses were recognized on mortgage loans held-for-sale for the three-months ended March 31, 2022 and 2021.

Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include other real estate owned, goodwill and other intangible assets, and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three-months ended March 31, 2022 and 2021 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no other real estate owned properties that were re-measured subsequent to their initial transfer to other real estate owned during the three-months ended March 31, 2022 and 2021.

At March 31, 2022 and December 31, 2021, the Company had no other real estate owned. At March 31, 2021, other real estate owned totaled $255,000.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance were as follows (dollars in thousands).

	March 31,				December 31,
	2022		2021		2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$203,187	$203,187	$190,350	$190,350	$205,053	$205,053	Level 1
Interest-bearing demand deposits in banks	394,566	394,566	893,221	893,221	323,535	323,535	Level 1
Available-for-sale securities	6,502,495	6,502,495	5,109,631	5,109,631	6,573,179	6,573,179	Levels 1 and 2
Loans held-for-investment, net of allowance for credit losses	5,499,256	5,522,778	5,259,588	5,273,235	5,325,507	5,335,791	Level 3
Loans held-for-sale	27,670	26,985	65,405	65,273	37,810	37,844	Level 2
Accrued interest receivable	48,066	48,066	42,322	42,322	57,169	57,169	Level 2
Deposits with stated maturities	449,130	449,987	483,685	485,193	461,415	462,312	Level 2
Deposits with no stated maturities	10,550,695	10,550,695	8,929,762	8,929,762	10,105,073	10,105,073	Level 1
Borrowings	758,595	758,595	548,604	548,604	671,152	671,152	Level 2
Accrued interest payable	268	268	320	320	221	221	Level 2
IRLCs	276	276	1,645	1,645	1,279	1,279	Level 2
Forward mortgage-backed securities trades asset (liability)	2,103	2,103	2,806	2,806	(147)	(147)	Level 2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited, to those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, under the heading “Risk Factors,” and the following:

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
•
our ability to attract deposits and maintain and/or increase market share;
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

•
acts of God or of war or terrorism;
•
the impact of changes to the global climate and its effects on our operations and customers;
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

The following discussion and analysis of operations and financial condition should be read in conjunction with the financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as those included in the Company’s 2021 Annual Report on Form 10-K.

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

We deem our most critical accounting policies to be (1) our allowance for credit losses and our provision for credit losses and (2) our valuation of financial instruments. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on our reported results for a given period. A discussion of (1) our allowance for credit losses and our provision for credit losses and (2) our valuation of financial instruments is included in Note 1 to our Consolidated Financial Statements beginning on page 9.

Stock Repurchase

On July 27, 2021, the Company’s Board of Directors authorized the repurchase of up to 5.00 million common shares through July 31, 2023. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases are considered beneficial to the Company and its stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Subsequent to July 27, 2021 and through the date of this report, no shares were repurchased under the plan.

Results of Operations

Performance Summary. Net earnings for the first quarter of 2022 were $55.97 million compared with earnings of $56.92 million for the first quarter of 2021. Diluted earnings per share was $0.39 for the first quarter of 2022 compared with $0.40 in the same quarter a year ago.

The return on average assets was 1.71% for the first quarter of 2022, as compared to 2.05% for the first quarter of 2021. The return on average equity was 13.53% for the first quarter of 2022 as compared to 13.83% for the first quarter of 2021.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $99.22 million for the first quarter of 2022, as compared to $92.37 million for the same period last year. The increase in 2022 tax equivalent net interest income compared to 2021 was largely attributable to the increases in interest earning assets primarily derived from an increase in loans and investment securities held partially offset by the lower amortization of PPP origination fees of $4.88 million. Average earning assets were $12.50 billion for the first quarter of 2022, as compared to $10.56 billion during the first quarter of 2021. The increase of $1.95 billion in average earning assets in 2022 when compared to 2021 was primarily a result of increases of taxable securities of $1.98 billion and tax-exempt securities of $243.41 million offset by a decrease in interest-bearing deposits in nonaffiliated banks of $465.16 million when compared to March 31, 2021 balances. Average interest-bearing liabilities were $7.68 billion for the first quarter of 2022, as compared to $6.37 billion in the same period in 2021. The increase in average interest-bearing liabilities primarily resulted from continued organic growth. The yield on earning assets decreased 35 basis points while the rate paid on interest-bearing liabilities decreased three basis points for the first quarter of 2022 compared to the first quarter of 2021.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (dollars in thousands):

	Three-Months Ended March 31, 2022 Compared to Three-Months Ended March 31, 2021
	Change Attributable to		Total
	Volume	Rate	Change
Short-term investments	$(117)	$50	$(67)
Taxable investment securities	9,029	(1,470)	7,559
Tax-exempt investment securities (1)	1,745	(617)	1,128
Loans (1) (2)	2,412	(4,399)	(1,987)
Interest income	13,069	(6,436)	6,633
Interest-bearing deposits	281	(608)	(327)
Short-term borrowings	65	45	110
Interest expense	346	(563)	(217)
Net interest income	$12,723	$(5,873)	$6,850

(1)
Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(2)
Nonaccrual loans are included in loans.

The net interest margin, on a tax equivalent basis, was 3.22% for the first quarter of 2022, a decrease of 33 basis points from the same period in 2021. We have continued to experience downward pressures on our net interest margin in 2022 and 2021 primarily due to (i) the extended period of historically low levels of short-term interest rates, (ii) the flat to inverted yield curve being experienced in the bond market, (iii) the shift in the mix of interest earning assets and (iv) the impact of the overall level of excess liquidity, which totaled $597.75 million and $528.59 million at March 31, 2022 and 2021, respectively. We have been able to somewhat mitigate the impact of these lower short-term interest rates and the flat/inverted yield curve by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk and reducing the rates paid on our interest-bearing liabilities. During the first quarter of 2022, the Federal Reserve increased rates 25 basis points resulting in a target rate range of 25 to 50 basis points. Most recently, on May 5, 2022, the Federal Reserve increased rates 50 basis points resulting in a current target rate range of 75 to 100 basis points.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (dollars in thousands, except percentages):

	Three-Months Ended March 31,
	2022			2021
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$172,985	$95	0.22%	$639,071	$162	0.10%
Taxable investment securities (2)	4,231,949	17,823	1.68	2,251,419	10,264	1.82
Tax-exempt investment securities (2)(3)	2,612,025	18,107	2.77	2,368,615	16,979	2.87
Loans (3)(4)	5,487,538	64,766	4.79	5,296,149	66,753	5.11
Total earning assets	12,504,497	$100,791	3.27%	10,555,254	$94,158	3.62%
Cash and due from banks	230,490			209,438
Bank premises and equipment, net	149,639			141,901
Other assets	111,669			98,301
Goodwill and other intangible assets, net	316,589			318,141
Allowance for credit losses	(63,577)			(67,231)
Total assets	$13,249,307			$11,255,804
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$6,898,059	$1,369	0.08%	$5,916,237	$1,696	0.12%
Short-term borrowings	781,314	201	0.10	456,620	91	0.08
Total interest-bearing liabilities	7,679,373	$1,570	0.08%	6,372,857	$1,787	0.11%
Noninterest-bearing deposits	3,827,451			3,114,656
Other liabilities	64,999			99,581
Total liabilities	11,571,823			9,587,094
Shareholders’ equity	1,677,484			1,668,710
Total liabilities and shareholders’ equity	$13,249,307			$11,255,804
Net interest income (tax equivalent)		$99,221			$92,371
Rate Analysis:
Interest income/earning assets			3.27%			3.62%
Interest expense/earning assets			(0.05)			(0.07)
Net interest margin			3.22%			3.55%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Includes tax equivalent yield adjustment of approximately $3.78 million and $3.55 million in the first quarters of 2022 and 2021, respectively, using an effective tax rate of 21% for both periods.
(4)
Nonaccrual loans are included in loans.

Noninterest Income. Noninterest income for the first quarter of 2022 was $34.88 million compared to $34.87 million in the same quarter of 2021. Increases in certain categories of noninterest income included (1) trust fees of $1.52 million, (2) service charges on deposit accounts of $913 thousand, (3) ATM, interchange and credit card fees of $851 thousand and (4) net gain on sale of foreclosed assets of $1.03 million when compared to the first quarter of 2021. Mortgage related income was $6.33 million in the first quarter of 2022 compared to $9.89 million in the first quarter of 2021 due to lower overall origination volumes. The increase in trust fees resulted from an increase in the fair value of assets under management over the prior quarters. The fair value of trust assets managed, which are not reflected in our consolidated balance sheets, totaled $8.63 billion at March 31, 2022, up 14.59% when compared to $7.54 billion at March 31, 2021. The increase in ATM, interchange and credit card fees were driven by continued growth in the number of net new accounts and debit cards issued and overall customer utilization.

ATM and interchange fees are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. ATM and interchange fees consist of income from debit card usage, point of sale income for debit card transactions and ATM service fees.

Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is limited to the sum of 21 cents per transaction plus 5 basis points multiplied by the value of the transaction. Management has estimated the impact of this reduction in ATM and interchange fees to approximate $18 million annually (pre-tax) once the Federal Reserve rules apply to the Company. Federal Reserve requirements stipulate that these rules would go into effect on July 1st following the year-end in which a financial institution’s total assets exceeded $10 billion at December 31st. This effect was delayed to 2021 by the Federal Reserve in late 2020; however, will become effective for the Company on July 1, 2022.

Table 3 - Noninterest Income (dollars in thousands):

	Three-Months Ended March 31,
	2022	Increase (Decrease)	2021
Trust fees	$9,817	$1,518	$8,299
Service charges on deposit accounts	5,706	913	4,793
ATM, interchange and credit card fees	9,528	851	8,677
Gain on sale and fees on mortgage loans	6,333	(3,561)	9,894
Net gain on sale of available-for-sale securities	31	(777)	808
Net gain on sale of foreclosed assets	1,084	1,029	55
Net gain on sale of assets	(10)	(155)	145
Interest on loan recoveries	283	(99)	382
Other:
Check printing fees	27	(7)	34
Safe deposit rental fees	290	(16)	306
Credit life fees	219	4	215
Brokerage commissions	374	29	345
Wire transfer fees	388	73	315
Miscellaneous income	811	205	606
Total other	2,109	288	1,821
Total Noninterest Income	$34,881	$7	$34,874

Noninterest Expense. Total noninterest expense for the first quarter of 2022 was $59.23 million, an increase of $1.50 million, or 2.60%, as compared to the same period of 2021. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio improved to 44.16% for the first quarter of 2022 compared to 45.36% for the same quarter in 2021.

Salaries, commissions and employee benefits for the first quarter of 2022 totaled $34.14 million, compared to $34.93 million for the same period in 2021. The decrease reflected annual merit-based pay increases that were effective March 1, 2022 and offset by lower mortgage compensation expenses of $1.40 million and a decrease of $697 thousand in profit sharing expenses for the first quarter of 2022.

All other categories of noninterest expense for the first quarter of 2022 totaled $25.09 million, up from $22.79 million in the same quarter a year ago. Included in other noninterest expense for the three-months ended March 31, 2022 was $600 thousand of foreclosed asset expenses compared to $23 thousand for the three-months ended March 31, 2021.

Table 4 - Noninterest Expense (dollars in thousands):

	Three-Months Ended March 31,
	2022	Increase (Decrease)	2021
Salaries and commissions	$25,756	$(338)	$26,094
Medical	2,891	51	2,840
Profit sharing	1,598	(697)	2,295
401(k) match expense	982	19	963
Payroll taxes	2,169	38	2,131
Stock based compensation	742	134	608
Total salaries and employee benefits	34,138	(793)	34,931
Net occupancy expense	3,225	78	3,147
Equipment expense	2,257	93	2,164
FDIC assessment fees	869	168	701
ATM, interchange and credit card expense	2,968	196	2,772
Professional and service fees	2,225	86	2,139
Printing, stationery and supplies	540	215	325
Operational and other losses	596	309	287
Software amortization and expense	2,457	(162)	2,619
Amortization of intangible assets	320	(92)	412
Other:
Data processing fees	445	39	406
Postage	308	(69)	377
Advertising	699	(22)	721
Correspondent bank service charges	254	24	230
Telephone	765	(511)	1,276
Public relations and business development	794	127	667
Directors’ fees	720	104	616
Audit and accounting fees	513	8	505
Legal fees and other related costs	670	148	522
Regulatory exam fees	395	58	337
Travel	313	68	245
Courier expense	265	59	206
Other real estate owned	—	(28)	28
Other	3,489	1,399	2,090
Total other	9,630	1,404	8,226
Total Noninterest Expense	$59,225	$1,502	$57,723

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. As of March 31, 2022, total loans held-for-investment were $5.57 billion, an increase of $177.20 million, as compared to December 31, 2021. Total PPP loans outstanding were $15.74 million at March 31, 2022, which are included in the Company’s commercial loan totals. PPP loan balances accounted for $33.46 million in average balances for the quarter ended March 31, 2022.

As compared to year-end 2021 balances, total real estate loans increased $155.14 million, total commercial loans increased $14.87 million, agricultural loans decreased $15.21 million and total consumer loans increased $22.40 million. Loans averaged $5.49 billion for the first quarter of 2022, an increase of $191.39 million over the prior year first quarter average balances.

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

The loans originated as a result of the Company’s participation in the PPP program are included in the C&I loan portfolio segment as of March 31, 2022, and 2021 and December 31, 2021.

Table 5 outlines the composition of the Company’s held-for-investment loans by portfolio segment.

Table 5 - Composition of Loans Held-for-Investment (dollars in thousands):

	March 31,		December 31,
	2022	2021	2021
Commercial:
C&I *	$838,049	$1,178,126	$837,075
Municipal	191,799	176,949	177,905
Total Commercial	1,029,848	1,355,075	1,014,980
Agricultural	82,883	90,366	98,089
Real Estate:
Construction & Development	806,211	587,928	749,793
Farm	225,942	162,046	217,220
Non-Owner Occupied CRE	636,160	650,144	623,434
Owner Occupied CRE	881,181	759,906	821,653
Residential	1,352,162	1,254,727	1,334,419
Total Real Estate	3,901,656	3,414,751	3,746,519
Consumer:
Auto	419,818	370,027	405,416
Non-Auto	131,964	92,343	123,968
Total Consumer	551,782	462,370	529,384
Total	$5,566,169	$5,322,562	$5,388,972

* All disclosures for the C&I loan segment include PPP loan balances, net of deferred fees and costs, as disclosed on the face of the consolidated balance sheet.

Loans held-for-sale, consisting of secondary market mortgage loans, totaled $27.67 million, $65.41 million, and $37.81 million at March 31, 2022 and 2021, and December 31, 2021, respectively. At March 31, 2022 and 2021, and December 31, 2021, $5.29 million, $3.89 million and $3.69 million, respectively, are valued using the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

The following tables summarize maturity information of our loan portfolio as of March 31, 2022. The table also presents the portions of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

Maturity Distribution and Interest Sensitivity of Loans at March 31, 2022 (dollars in thousands):

	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$345,663	$373,489	$94,015	$9,143	$822,310
PPP	416	15,323	—	—	15,739
Municipal	14,046	42,668	110,364	24,721	191,799
Total Commercial	360,125	431,480	204,379	33,864	1,029,848
Agricultural	60,651	20,769	1,463	—	82,883
Real Estate:
Construction & Development	410,245	151,891	143,487	100,588	806,211
Farm	21,253	25,537	124,216	54,936	225,942
Non-Owner Occupied CRE	25,866	183,206	294,293	132,795	636,160
Owner Occupied CRE	42,324	179,855	445,645	213,357	881,181
Residential	100,605	99,846	633,400	518,311	1,352,162
Total Real Estate	600,293	640,335	1,641,041	1,019,987	3,901,656
Consumer:
Auto	5,892	403,034	10,892	—	419,818
Non-Auto	26,105	85,730	14,007	6,122	131,964
Total Consumer	31,997	488,764	24,899	6,122	551,782
Total	$1,053,066	$1,581,348	$1,871,782	$1,059,973	$5,566,169
% of Total Loans	18.92%	28.41%	33.63%	19.04%	100.00%

Loans with fixed interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$57,319	$224,040	$5,144	$896	$287,399
PPP	416	15,323	—	—	15,739
Municipal	3,675	40,977	86,979	—	131,631
Total Commercial	61,410	280,340	92,123	896	434,769
Agricultural	6,194	13,438	528	—	20,160
Real Estate:
Construction & Development	145,185	77,150	40,377	948	263,660
Farm	6,332	19,262	65,813	1,609	93,016
Non-Owner Occupied CRE	8,208	117,602	60,972	—	186,782
Owner Occupied CRE	19,813	110,875	46,164	1,309	178,161
Residential	27,648	84,008	417,360	36,709	565,725
Total Real Estate	207,186	408,897	630,686	40,575	1,287,344
Consumer:
Auto	5,892	403,034	10,892	—	419,818
Non-Auto	20,942	83,441	13,581	5,718	123,682
Total Consumer	26,834	486,475	24,473	5,718	543,500
Total	$301,624	$1,189,150	$747,810	$47,189	$2,285,773
% of Total Loans	5.42%	21.36%	13.43%	0.85%	41.07%

Loans with variable interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$288,344	$149,449	$88,871	$8,247	$534,911
PPP	—	—	—	—	—
Municipal	10,371	1,691	23,385	24,721	60,168
Total Commercial	298,715	151,140	112,256	32,968	595,079
Agricultural	54,457	7,331	935	—	62,723
Real Estate:
Construction & Development	265,060	74,741	103,110	99,640	542,551
Farm	14,921	6,275	58,403	53,327	132,926
Non-Owner Occupied CRE	17,658	65,604	233,321	132,795	449,378
Owner Occupied CRE	22,511	68,980	399,481	212,048	703,020
Residential	72,957	15,838	216,040	481,602	786,437
Total Real Estate	393,107	231,438	1,010,355	979,412	2,614,312
Consumer:
Auto	—	—	—	—	—
Non-Auto	5,163	2,289	426	404	8,282
Total Consumer	5,163	2,289	426	404	8,282
Total	$751,442	$392,198	$1,123,972	$1,012,784	$3,280,396
% of Total Loans	13.50%	7.05%	20.19%	18.20%	58.93%

Of the $3.28 billion of variable interest rate loans shown above, loans totaling $1.36 billion mature or reprice over the next twelve months. Of this amount, approximately $335 million will reprice immediately upon changes in the underlying index rate (primarily U.S. prime rate) with the remaining $1.02 billion being subject to floors above the current index.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $28.75 million at March 31, 2022, as compared to $39.66 million at March 31, 2021 and $34.16 million at December 31, 2021. As a percent of loans held-for-investment and foreclosed assets, these assets were 0.52% at March 31, 2022, as compared to 0.75% at March 31, 2021 and 0.63% at December 31, 2021. As a percent of total assets, these assets were 0.22% at March 31, 2022, as compared to 0.33% at March 31, 2021 and 0.26% at December 31, 2021. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at March 31, 2022.

Table 6 – Nonaccrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (dollars in thousands, except percentages):

	March 31,		December 31,
	2022	2021	2021
Nonaccrual loans	$28,723	$39,333	$31,652
Loans still accruing and past due 90 days or more	11	2	8
Troubled debt restructured loans*	20	23	21
Nonperforming loans	28,754	39,358	31,681
Foreclosed assets	—	300	2,477
Total nonperforming assets	$28,754	$39,658	$34,158
As a % of loans held-for-investment and foreclosed assets	0.52%	0.75%	0.63%
As a % of total assets	0.22	0.33	0.26

* Troubled debt restructured loans of $6.14 million, $6.62 million and $6.72 million, respectively, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in nonaccrual loans as of March 31, 2022 and 2021, and December 31, 2021, respectively.

We record interest payments received on nonaccrual loans as reductions of principal. Prior to the loans being placed on nonaccrual, we recognized interest income on these loans of approximately $1.35 million for the year ended December 31, 2021. If interest on these loans had been recognized on a full accrual basis during the year ended December 31, 2021, such income would have approximated $2.61 million. Such amounts for the 2022 and 2021 interim periods were not significant.

Allowance for Credit Losses. The allowance for credit losses is the amount we determine as of a specific date to be appropriate to absorb current expected credit losses on existing loans. For a discussion of our methodology, see our accounting policies in Note 1 to the Consolidated Financial Statements (unaudited). The provision for loan losses of $3.75 million for the three-months ended March 31, 2022 is combined with the provision for unfunded commitments of $1.04 million and reported in the aggregate of $4.78 million under the provision for credit losses in the Consolidated Statement of Earnings for the three-months ended March 31, 2022. The $3.43 million reversal of the provision for loan losses for the three-months ended March 31, 2021 is combined with the provision for unfunded commitments $1.43 million and reported in the aggregate of $2.00 million under the provision for credit losses for the three-months ended March 31, 2021. The increase in the Company's provision for credit losses during the first quarter of 2022 was primarily driven by strong organic loan growth. As a percent of average loans, net loan charge-offs were 0.02% for the first quarter of 2022, as compared to 0.01% for the first quarter of 2021. The allowance for credit losses as a percent of loans held-for-investment was 1.20% as of March 31, 2022, as compared to 1.18% as of both March 31, 2021 and December 31, 2021, respectively.

Table 7 - Loan Loss Experience and Allowance for Credit Losses (dollars in thousands, except percentages):

	Three-Months Ended March 31,
	2022	2021
Allowance for credit losses at period-end	$66,913	$62,974
Loans held-for-investment at period-end	5,566,169	5,322,562
Average loans for period	5,487,538	5,296,149
Net charge-offs (recoveries)/average loans (annualized)	0.02%	0.01%
Allowance for loan losses/period-end loans held-for-investment	1.20%	1.18%
Allowance for loan losses/nonaccrual loans, past due 90 days still accruing and restructured loans	232.71%	160.00%

Interest-Bearing Demand Deposits in Banks. The Company had interest-bearing deposits in banks of $394.57 million at March 31, 2022 compared to $893.22 million at March 31, 2021 and $323.54 million at December 31, 2021, respectively. At March 31, 2022, interest-bearing deposits in banks included $393.63 million maintained at the Federal Reserve Bank of Dallas and $939 thousand on deposit with the FHLB.

Available-for-Sale Securities. At March 31, 2022, securities with a fair value of $6.50 billion were classified as securities available-for-sale. As compared to December 31, 2021, the available-for-sale portfolio at March 31, 2022 reflected (i) an increase of $175 million in U.S. Treasury securities, (ii) a decrease of $223.99 million in obligations of states and political subdivisions, (iii) an increase of $503 thousand in corporate bonds and other securities, and (iv) a decrease of $21.70 million in mortgage-backed securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See the below table and Note 2 to the Consolidated Financial Statements (unaudited) for additional disclosures relating to the maturities and fair values of the investment portfolio at March 31, 2022 and 2021, and December 31, 2021.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at March 31, 2022 (dollars in thousands, except percentages):

	Maturing by Contractual Maturity
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$—	—%	$301,344	1.29%	$—	—%	$—	—%	$301,344	1.29%
Obligations of states and political subdivisions	167,213	4.42	660,838	3.78	1,699,561	2.59	1,869	4.47	2,529,481	3.02
Corporate bonds and other securities	4,221	1.06	24,973	1.61	39,607	1.71	—	—	68,801	1.64
Mortgage-backed securities	116,016	2.43	1,909,788	1.78	1,075,581	1.67	501,484	2.24	3,602,869	1.83
Total	$287,450	3.41%	$2,896,943	2.18%	$2,814,749	2.27%	$503,353	2.18%	$6,502,495	2.27%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 21%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.

As of March 31, 2022, the investment portfolio had an overall tax equivalent yield of 2.27%, a weighted average life of 5.81 years and modified duration of 5.13 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $11.00 billion as of March 31, 2022, as compared to $9.41 billion as of March 31, 2021 and $10.57 billion as of December 31, 2021.

Table 9 provides a breakdown of average deposits and rates paid over the three-month periods ended March 31, 2022 and 2021, respectively.

Table 9 - Composition of Average Deposits (dollars in thousands, except percentages):

	Three-Months Ended March 31,
	2022		2021
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,827,451	—%	$3,114,656	—%
Interest-bearing deposits:
Interest-bearing checking	3,621,493	0.08	2,901,819	0.09
Savings and money market accounts	2,824,201	0.06	2,535,474	0.09
Time deposits under $250,000	308,116	0.22	324,758	0.34
Time deposits of $250,000 or more	144,249	0.28	154,186	0.60
Total interest-bearing deposits	6,898,059	0.08%	5,916,237	0.12%
Total average deposits	$10,725,510		$9,030,893
Total cost of deposits		0.05%		0.08%

The estimated amount of uninsured and uncollateralized deposits including related accrued and unpaid is approximately $3.99 billion as of March 31, 2022

Borrowings. Included in borrowings were federal funds purchased, securities sold under repurchase agreements, advances from the FHLB and other borrowings of $758.60 million, $548.60 million and $671.15 million at March 31, 2022 and 2021 and December 31, 2021, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowings. The average balance of federal funds purchased, securities sold under repurchase agreements, advances from the FHLB and other borrowings were $781.31 million and $456.62 million in the first quarters of 2022 and 2021, respectively. The weighted average interest rates paid on these borrowings were 0.10% and 0.08% for the first quarters of 2022 and 2021, respectively.

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

	Percentage change in net interest income:
Change in interest rates:	March 31,		December 31,
(in basis points)	2022	2021	2021
+400	9.17%	17.54%	10.56%
+300	7.26%	13.39%	8.52%
+200	5.36%	9.05%	6.13%
+100	3.15%	4.51%	3.42%
-100	(3.66)%	(4.72)%	(5.64)%
-200	(8.22)%	(7.21)%	(9.06)%

The results for the net interest income simulations as of March 31, 2022, March 31, 2021 and December 31, 2021 resulted in an asset sensitive position. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

The fair value of our investment securities classified as available-for-sale totaled $6.50 billion at March 31, 2022. During the quarter-ended March 31, 2022, the corresponding unrealized gain before taxes on the portfolio of $125.67 million at December 31, 2021, and moved into an unrealized loss before taxes of $265.47 million at March 31, 2022, which is recorded net of taxes in accumulated other comprehensive earnings (loss) in shareholders' equity. The unrealized gains or losses, net of taxes, on the portfolio are excluded from the calculation of all regulatory capital ratios. The changes in the fair value were driven by increases in interest rates based on expected actions by the Federal Reserve Board and other market conditions. The overall valuation of the portfolio is most correlated to the 5-year U.S. Treasury rates based on the composition and duration of the portfolio. At March 31, 2022, the 5-year U.S. Treasury rate was 2.42% compared to 1.26% at December 31, 2021, representing a 116 basis point increase during the quarter. As of March 31, 2022, an additional 50 basis point increase in the 5-year U.S. Treasury rate would result in an increase to unrealized losses by approximately $138 million before taxes. We currently have the ability to hold these securities based on our overall liquidity and intent to hold the portfolio.

Capital and Liquidity

Capital. We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $1.49 billion, or 11.18% of total assets at March 31, 2022, as compared to $1.67 billion, or 13.76% of total assets at March 31, 2021, and $1.76 billion, or 13.43% of total assets at December 31, 2021. Included in shareholders’ equity at March 31, 2022 were $209.58 million in unrealized losses on investment securities available-for-sale, net of related income taxes. Included in shareholders' equity at March 31, 2021 and December 31, 2021 were $117.01 million and $99.25 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. For the first quarter of 2022, total shareholders’ equity averaged $1.68 billion, or 12.66% of average assets, as compared to $1.67 billion, or 14.83% of average assets, during the same period in 2021.

Banking regulators measure capital adequacy by means of the risk-based capital ratios and the leverage ratio under the Basel III rules and prompt corrective action regulations. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets.

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

As of March 31, 2022 and 2021, and December 31, 2021, we had a total risk-based capital ratio of 20.01%, 21.47% and 20.34%, a Tier 1 capital to risk-weighted assets ratio of 19.00%, 20.32% and 19.35%; a common equity Tier 1 to risk-weighted assets ratio of 19.00%, 20.32% and 19.35% and a Tier 1 leverage ratio of 10.78%, 11.55% and 11.13%, respectively. The regulatory capital ratios as of March 31, 2022 and 2021, and December 31, 2021 were calculated under Basel III rules.

The regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of March 31, 2022:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,469,193	20.01%	$770,926	10.50%	$734,216	10.00%
First Financial Bank, N.A	$1,315,543	17.96%	$769,254	10.50%	$732,623	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,394,808	19.00%	$624,083	8.50%	$440,529	6.00%
First Financial Bank, N.A	$1,241,158	16.94%	$622,729	8.50%	$586,098	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,394,808	19.00%	$513,951	7.00%	—	N/A
First Financial Bank, N.A	$1,241,158	16.94%	$512,836	7.00%	$476,205	6.50%
Leverage Ratio:
Consolidated	$1,394,808	10.78%	$517,596	4.00%	—	N/A
First Financial Bank, N.A	$1,241,158	9.62%	$515,926	4.00%	$644,908	5.00%

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of March 31, 2021:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,312,779	21.47%	$642,092	10.50%	$611,516	10.00%
First Financial Bank, N.A	$1,174,022	19.24%	$640,757	10.50%	$610,245	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,242,887	20.32%	$519,788	8.50%	$366,909	6.00%
First Financial Bank, N.A	$1,104,130	18.09%	$518,708	8.50%	$488,196	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,242,887	20.32%	$428,061	7.00%	—	N/A
First Financial Bank, N.A	$1,104,130	18.09%	$427,172	7.00%	$396,659	6.50%
Leverage Ratio:
Consolidated	$1,242,887	11.55%	$430,308	4.00%	—	N/A
First Financial Bank, N.A	$1,104,130	10.30%	$428,971	4.00%	$536,214	5.00%

	Actual		Minimum Capital Required Basel III		Required to be Considered Well- Capitalized
As of December 31, 2021:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,425,907	20.34%	$736,003	10.50%	$700,955	10.00%
First Financial Bank, N.A	$1,258,965	17.99%	$734,604	10.50%	$699,623	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,356,006	19.35%	$595,812	8.50%	$420,573	6.00%
First Financial Bank, N.A	$1,189,064	17.00%	$594,679	8.50%	$559,698	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,356,006	19.35%	$490,669	7.00%	—	N/A
First Financial Bank, N.A	$1,189,064	17.00%	$489,736	7.00%	$454,755	6.50%
Leverage Ratio:
Consolidated	$1,356,006	11.13%	$487,459	4.00%	—	N/A
First Financial Bank, N.A	$1,189,064	9.79%	$485,926	4.00%	$607,407	5.00%

In connection with the adoption of the Basel III regulatory capital framework, our subsidiary bank made the election to continue to exclude accumulated other comprehensive income from available-for-sale securities (“AOCI”) from capital in connection with its quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

Liquidity. Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and other borrowings (see below) and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures in June 2023 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At March 31, 2022, there were no amounts drawn on these lines of credit. Our subsidiary bank also has (i) an available line of credit with the FHLB totaling $2.06 billion at March 31, 2022, secured by portions of our loan portfolio and certain investment securities and (ii) access to the Federal Reserve Bank of Dallas lending program. At March 31, 2022, the Company did not have any balances under this line of credit.

The Company renewed its loan agreement, effective June 30, 2021, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2023, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2023. If a balance exists at June 30, 2023, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at The Wall Street Journal Prime Rate. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 36% (low) in 2021 and 2020 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at March 31, 2022. There was no outstanding balance under the line of credit as of March 31, 2022 and 2021, or December 31, 2021.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $134.26 million at March 31, 2022, investment securities which totaled $2.31 million at March 31, 2022 and mature over 8 to 9 years, available dividends from our subsidiaries which totaled $317.31 million at March 31, 2022, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of March 31, 2022, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. We are monitoring closely the economic impact of the coronavirus on our customers and the communities we serve. Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

Off-Balance Sheet (“OBS”)/Reserve for Unfunded Commitments. We are a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our consolidated balance sheets. At March 31, 2022, the Company’s reserve for unfunded commitments totaled $7.47 million which is recorded in other liabilities.

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

Table 10 – Commitments as of March 31, 2022 (in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$929,712
Unfunded commitments to extend credit	875,991
Standby letters of credit	35,093
Total commercial commitments	$1,840,796

We believe we have no other OBS arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements. The above table does not include balances related to the Company’s IRLC and forward mortgage-backed security trades.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At March 31, 2022, $317.31 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $3.00 million and $6.00 million for the three-months ended March 31, 2022 and 2021, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 35% to 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 38.25% and 32.50% of net earnings for the first three months of 2022 and 2021, respectively. Given our current capital position, projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy. On April 26, 2022, the Board of Directors declared a $0.17 per share cash dividend for the second quarter of 2022, a 13.33% increase over the dividend declared in the first quarter of 2022. The record date for this dividend will be June 16, 2022, payable on July 1, 2022.

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

Item 4. Controls and Procedures.

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Subsequent to our evaluation, there were no significant changes in internal controls over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There has been no material change in the risk factors previously disclosed under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q filed July 30, 2019).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed April 3, 2020).

3.3	—	Amendment to the Amended and Restated Bylaws of the Registrant, dated July 27, 2021 (incorporated by reference from Exhibit 3.3 to the Registrant's Form 10-Q filed August 2, 2021).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

4.2	—	Description of Registrant’s Securities (incorporated by reference from Exhibit 4.2 of the Registrant’s Form 10-K filed February 22, 2022).

10.1	—

2012 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 1, 2012).++

10.2	—	2021 Omnibus Stock and Incentive Plan as Amended (incorporated by reference from Exhibit 10 of the Registrant’s Form 8-K filed April 28, 2021).++

10.3	—	Loan agreement dated June 30, 2013, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed July 1, 2013).

10.4	—

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

FIRST FINANCIAL BANKSHARES, INC.
Date: May 6, 2022	By:	/s/ F. Scott Dueser
F. Scott Dueser
Chairman of the Board, President and Chief Executive Officer

Date: May 6, 2022	By:	/s/ James R. Gordon
James R. Gordon
Executive Vice President and
Chief Financial Officer, Secretary and Treasurer