Form 10-Q
period 2022-06-30
FIRST FINANCIAL BANKSHARES INC
filed 2022-08-02
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 2, 2022
Common Stock, $0.01 par value per share	142,542,554

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. and Subsidiaries (the “Company” or “we”) at June 30, 2022 and 2021, (unaudited) and December 31, 2021, and the consolidated statements of earnings, comprehensive earnings and shareholders’ equity for the three and six-months ended June 30, 2022 and 2021 (unaudited), and the consolidated statements of cash flows for the six-months ended June 30, 2022 and 2021 (unaudited) and notes to consolidated financial statements (unaudited), follow on pages 4 through 40.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30,		December 31,
	2022	2021	2021
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$242,665	$190,061	$205,053
INTEREST-BEARING DEMAND DEPOSITS IN BANKS	222,899	654,531	323,535
Total cash and cash equivalents	465,564	844,592	528,588
SECURITIES AVAILABLE-FOR-SALE, at fair value (amortized cost of these securities was $6,722,336, $5,405,189 and $6,447,510 as of June 30, 2022 and 2021, and December 31, 2021, respectively)	6,215,036	5,578,048	6,573,179
LOANS:
Held-for-investment, excluding PPP loans	5,876,281	4,984,210	5,336,179
PPP loans	2,301	320,392	52,793
Total loans held-for-investment	5,878,582	5,304,602	5,388,972
Less—allowance for credit losses	(71,932)	(62,138)	(63,465)
Net loans held-for-investment	5,806,650	5,242,464	5,325,507
Held-for-sale ($23,848, $56,257 and $34,122 at fair value at June 30, 2022 and 2021, and December 31, 2021, respectively)	26,445	61,802	37,810
BANK PREMISES AND EQUIPMENT, net	149,280	147,655	149,764
INTANGIBLE ASSETS, net	316,139	317,568	316,779
OTHER ASSETS	281,098	136,954	170,834
Total assets	$13,260,212	$12,329,083	$13,102,461
LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$4,104,034	$3,427,038	$3,780,230
INTEREST-BEARING DEPOSITS	7,018,949	6,354,656	6,786,258
Total deposits	11,122,983	9,781,694	10,566,488
BORROWINGS	768,364	549,969	671,152
TRADE DATE PAYABLE	—	189,838	—
OTHER LIABILITIES	39,847	87,213	105,597
Total liabilities	11,931,194	10,608,714	11,343,237
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
COMMON STOCK — ($0.01 par value, authorized 200,000,000 shares; 142,586,601, 142,359,774 and 142,532,116 shares issued at June 30, 2022 and 2021, and December 31, 2021, respectively)	1,426	1,424	1,425
CAPITAL SURPLUS	675,653	672,288	676,871
RETAINED EARNINGS	1,052,453	910,171	981,675
TREASURY STOCK (shares at cost: 937,924, 938,629 and 936,897 at June 30, 2022 and 2021, and December 31, 2021, respectively)	(10,656)	(9,641)	(10,090)
DEFERRED COMPENSATION	10,656	9,641	10,090
ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS), net	(400,514)	136,486	99,253
Total shareholders’ equity	1,329,018	1,720,369	1,759,224
Total liabilities and shareholders’ equity	$13,260,212	$12,329,083	$13,102,461

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS—(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2022	2021	2022	2021
INTEREST INCOME:
Interest and fees on loans	$68,158	$66,879	$132,656	$133,314
Interest on investment securities:
Taxable	19,151	11,449	36,974	21,712
Exempt from federal income tax	14,120	14,060	28,712	27,809
Interest on federal funds sold and interest-bearing demand deposits in banks	552	214	648	377
Total interest income	101,981	92,602	198,990	183,212
INTEREST EXPENSE:
Interest on deposits	2,966	1,560	4,336	3,255
Other	233	93	433	184
Total interest expense	3,199	1,653	4,769	3,439
Net interest income	98,782	90,949	194,221	179,773
PROVISION FOR CREDIT LOSSES	5,350	(1,206)	10,132	(3,203)
Net interest income after provision for credit losses	93,432	92,155	184,089	182,976
NONINTEREST INCOME:
Trust fees	9,742	8,692	19,559	16,991
Service charges on deposit accounts	6,038	4,928	11,744	9,721
ATM, interchange and credit card fees	10,568	9,853	20,096	18,530
Gain on sale and fees on mortgage loans	5,728	8,291	12,061	18,185
Net gain on sale of available-for-sale securities	1,648	5	1,679	813
Net gain on sale of foreclosed assets	18	1	1,102	56
Net gain (loss) on sale of other assets	6	74	(4)	219
Interest on loan recoveries	1,649	704	1,932	1,086
Other	1,920	2,125	4,029	3,947
Total noninterest income	37,317	34,673	72,198	69,548
NONINTEREST EXPENSE:
Salaries, commissions and employee benefits	33,147	35,046	67,285	69,977
Net occupancy expense	3,292	3,241	6,517	6,388
Equipment expense	2,346	2,177	4,603	4,341
FDIC insurance premiums	904	766	1,773	1,467
ATM, interchange and credit card expenses	3,201	3,039	6,169	5,811
Professional and service fees	2,191	2,392	4,415	4,531
Printing, stationery and supplies	501	489	1,041	814
Operational and other losses	782	534	1,378	821
Software amortization and expense	2,522	2,829	4,979	5,448
Amortization of intangible assets	320	412	640	824
Other	9,127	8,449	18,758	16,676
Total noninterest expense	58,333	59,374	117,558	117,098
EARNINGS BEFORE INCOME TAXES	72,416	67,454	138,729	135,426
INCOME TAX EXPENSE	11,922	11,075	22,263	22,129
NET EARNINGS	$60,494	$56,379	$116,466	$113,297
NET EARNINGS PER SHARE, BASIC	$0.42	$0.40	$0.82	$0.80
NET EARNINGS PER SHARE, DILUTED	$0.42	$0.39	$0.81	$0.79
DIVIDENDS PER SHARE	$0.17	$0.15	$0.32	$0.28

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) —(UNAUDITED)

(Dollars in thousands)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2022	2021	2022	2021
NET EARNINGS	$60,494	$56,379	$116,466	$113,297
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for- sale, before income taxes	(240,038)	24,659	(630,937)	(42,111)
Reclassification adjustment for realized gains (loss) on investment securities included in net earnings, before income taxes	(1,648)	(5)	(1,679)	(813)
Total other items of comprehensive earnings (loss)	(241,686)	24,654	(632,616)	(42,924)
Income tax benefit (expense) related to:
Change in unrealized gain (loss) on investment securities available-for- sale	50,409	(5,178)	132,497	8,843
Reclassification adjustment for realized gains (loss) on investment securities included in net earnings	346	1	353	172
Total income tax benefit (expense)	50,754	(5,177)	132,849	9,015
COMPREHENSIVE EARNINGS (LOSS)	$(130,438)	$75,856	$(383,301)	$79,388

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock				Treasury Stock			Accumulated Other	Total
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amounts	Deferred Compensation	Comprehensive Earnings (Loss)	Shareholders’ Equity
Balances at March 31, 2021 (unaudited)	142,285,611	$1,423	$671,849	$875,147	(938,004)	$(9,385)	$9,385	$117,009	$1,665,428
Net earnings (unaudited)	—	—	—	56,379	—	—	—	—	56,379
Stock option exercises (unaudited)	40,847	1	713	—	—	—	—	—	714
Restricted stock grant/forfeiture, net (unaudited)	33,316	—	(646)	—	—	—	—	—	(646)
Cash dividends declared, $0.15 per share (unaudited)	—	—	—	(21,355)	—	—	—	—	(21,355)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	19,477	19,477
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(625)	(256)	256	—	—
Stock option expense (unaudited)	—	—	372	—	—	—	—	—	372
Balances at June 30, 2021 (unaudited)	142,359,774	$1,424	$672,288	$910,171	(938,629)	$(9,641)	$9,641	$136,486	$1,720,369
Balances at March 31, 2022 (unaudited)	142,704,495	$1,427	$680,665	$1,016,239	(936,847)	$(10,404)	$10,404	$(209,582)	$1,488,749
Net earnings (unaudited)	—	—	—	60,494	—	—	—	—	60,494
Stock option exercises (unaudited)	61,834	1	1,424	—	—	—	—	—	1,425
Restricted stock grant/forfeiture, net (unaudited)	12,259	—	651	—	—	—	—	—	651
Cash dividends declared, $0.17 per share (unaudited)	—	—	—	(24,280)	—	—	—	—	(24,280)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(190,932)	(190,932)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(1,077)	(252)	252	—	—
Stock option expense (unaudited)	—	—	316	—	—	—	—	—	316
Shares repurchased under stock repurchase authorization (unaudited)	(191,987)	(2)	(7,403)	—	—	—	—	—	(7,405)
Balances at June 30, 2022 (unaudited)	142,586,601	$1,426	$675,653	$1,052,453	(937,924)	$(10,656)	$10,656	$(400,514)	$1,329,018

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock				Treasury Stock					Accumulated Other	Total
	Shares	Amount	Capital Surplus	Retained Earnings	Shares		Amounts		Deferred Compensation	Comprehensive Earnings (Loss)	Shareholders’ Equity
Balances at December 31, 2020	142,161,834	$1,422	$669,644	$836,729	(938,591)		$(9,126)		$9,126	$170,395	$1,678,190
Net earnings (unaudited)	—	—	—	113,297	—		—		—	—	113,297
Stock option exercises (unaudited)	165,371	2	2,616	—	—		—		—	—	2,618
Restricted stock grant/forfeiture, net (unaudited)	32,569	—	(663)	—	—		—		—	—	(663)
Cash dividends declared, $0.28 per share (unaudited)	—	—	—	(39,855)	—		—		—	—	(39,855)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—		—		—	(33,909)	(33,909)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(38)		(515)		515	—	—
Stock option expense (unaudited)	—	—	691	—	—		—		—	—	691
Balances at June 30, 2021 (unaudited)	142,359,774	$1,424	$672,288	$910,171	(938,629)		$(9,641)		$9,641	$136,486	$1,720,369
Balances at December 31, 2021	142,532,116	$1,425	$676,871	$981,675	(936,897)		$(10,090)		$10,090	$99,253	$1,759,224
Net earnings (unaudited)	—	—	—	116,466	—		—		—	—	116,466
Stock option exercises (unaudited)	234,585	3	4,343	—	—		—		—	—	4,346
Restricted stock grant/forfeiture, net (unaudited)	11,887	—	1,210	—	—		—		—	—	1,210
Cash dividends declared, $0.32 per share (unaudited)	—	—	—	(45,688)	—		—		—	—	(45,688)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—		—		—	(499,767)	(499,767)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(1,027)		(566)		566	—	—
Stock option expense (unaudited)	—	—	632	—	—	—	—	—	—	—	632
Shares repurchased under stock repurchase authorization (unaudited)	(191,987)	(2)	(7,403)	—	—		—		—	—	(7,405)
Balances at June 30, 2022 (unaudited)	142,586,601	$1,426	$675,653	$1,052,453	(937,924)		$(10,656)		$10,656	$(400,514)	$1,329,018

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)

(Dollars in thousands)

	Six-Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$116,466	$113,297
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,436	6,407
Provision for credit losses	10,132	(3,203)
Securities premium amortization, net	38,727	30,288
Discount accretion on purchased loans	(746)	(1,181)
Gain on sale of securities and other assets, net	(2,777)	(1,088)
Deferred federal income tax benefit	1,421	814
Change in loans held-for-sale	10,980	20,899
Change in other assets	(1,077)	(4,125)
Change in other liabilities	(21,216)	(13,792)
Total adjustments	41,880	35,019
Net cash provided by operating activities	158,346	148,316
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	188,363	10,631
Maturities	2,615,256	8,037,370
Purchases	(3,115,482)	(9,130,287)
Net increase in loans held-for-investment	(487,862)	(130,765)
Purchases of bank premises and equipment	(5,245)	(11,640)
Proceeds from sale of bank premises and equipment and other assets	6	494
Net cash used in investing activities	(804,964)	(1,224,197)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	323,804	444,341
Net increase in interest-bearing deposits	232,691	661,536
Net increase in borrowings	97,212	119,876
Common stock transactions:
Proceeds from stock option exercises	4,346	2,618
Dividends paid	(67,054)	(36,982)
Repurchases of stock	(7,405)	—
Net cash provided by financing activities	583,594	1,191,389
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(63,024)	115,508
CASH AND CASH EQUIVALENTS, beginning of period	528,588	729,084
CASH AND CASH EQUIVALENTS, end of period	$465,564	$844,592
SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$4,567	$3,500
Federal income taxes paid	20,981	19,263
Transfer of loans to other real estate	—	283
Investment securities purchased but not settled	—	189,838
Restricted stock grant (forfeiture)	1,210	(663)

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company,” “we” or “us”) is a financial holding company which owns all of the capital stock of one bank with 78 locations located in Texas as of June 30, 2022. The Company’s subsidiary bank is First Financial Bank, N.A. The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which First Financial Bank, N.A. is located. In addition, the Company also owns First Financial Trust & Asset Management Company, N.A., First Financial Insurance Agency, Inc., First Technology Services, Inc. and FB Investment Paris Fund, LLC.

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

Stock Repurchase

On July 27, 2021, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 common shares through July 31, 2023. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades, or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Subsequent to July 27, 2021 and through the date of this report, 244,559 shares were repurchased and retired totaling $9,450,000 under this repurchase plan.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of securities and report accrued interest separately in other assets on the consolidated balance sheets. A security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to securities reversed against interest income for the three and six-months ended June 30, 2022 and 2021.

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

At June 30, 2022 and 2021, and December 31, 2021, no allowance for credit losses - available-for-sale securities was recorded.

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

At June 30, 2022 and 2021, and December 31, 2021, the Company held no securities that were classified as held-to-maturity.

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

Allowance for Credit Losses - Off-Balance-Sheet/Reserve for Unfunded Commitments

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. These obligations include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. At June 30, 2022 and 2021, and December 31, 2021, the Company’s reserve for unfunded commitments totaled $8,718,000, $6,751,000 and $6,436,000, respectively, which is included in other liabilities in the consolidated balance sheet.

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

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year. There was no impairment recorded for the three or six-months ended June 30, 2022 or 2021, respectively.

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

Accumulated Other Comprehensive Earnings (Loss)

Unrealized net gains or losses on the Company’s available-for-sale securities (after applicable income tax expense) totaling $400,514,000 of losses at June 30, 2022 and $136,486,000 and $99,253,000 of gains at June 30, 2021 and December 31, 2021, respectively, are included in accumulated other comprehensive earnings (loss) as a separate component of shareholders' equity.

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

Per Share Data

Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. The Company calculates dilutive EPS assuming all outstanding stock options to purchase common shares and unvested restricted stock shares and units have been exercised and/or vested at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is reflected by application of the treasury stock method, whereby the proceeds from the exercised options and unearned compensation for both restricted stock and stock options are assumed to be used to purchase common shares at the average market price during the respective period. There were 207,000 and 209,000 anti-dilutive shares for the three and six-months ended June 30, 2022, respectively, that were excluded from the computation of EPS. There were no anti-dilutive shares for the three or six-months ended June 30, 2021, respectively. The following table reconciles the computation of basic EPS to diluted EPS:

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended June 30, 2022:
Net earnings per share, basic	$60,494	142,682,251	$0.42
Effect of stock options and stock grants	—	556,418	—
Net earnings per share, diluted	$60,494	143,238,669	$0.42

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the six-months ended June 30, 2022:
Net earnings per share, basic	$116,466	142,620,838	$0.82
Effect of stock options and stock grants	—	652,553	(0.01)
Net earnings per share, diluted	$116,466	143,273,391	$0.81

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended June 30, 2021:
Net earnings per share, basic	$56,379	142,245,555	$0.40
Effect of stock options and stock grants	—	919,056	(0.01)
Net earnings per share, diluted	$56,379	143,164,611	$0.39

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the six-months ended June 30, 2021:
Net earnings per share, basic	$113,297	142,196,190	$0.80
Effect of stock options and stock grants	—	906,418	(0.01)
Net earnings per share, diluted	$113,297	143,102,608	$0.79

Note 2 - Securities

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, allowance for credit losses and the fair value of available-for-sale securities are as follows (dollars in thousands):

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$501,098	$12	$(14,752)	$486,358
Obligations of states and political subdivisions	2,419,232	7,737	(182,365)	2,244,604
Residential mortgage-backed securities	3,265,654	399	(301,149)	2,964,904
Commercial mortgage-backed securities	423,168	476	(8,819)	414,825
Corporate bonds and other	113,184	88	(8,927)	104,345
Total securities available-for-sale	$6,722,336	$8,712	$(516,012)	$6,215,036

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
Obligations of states and political subdivisions	$2,490,468	$125,612	$(993)	$2,615,087
Residential mortgage-backed securities	2,471,278	38,619	(5,711)	2,504,186
Commercial mortgage-backed securities	405,146	15,822	—	420,968
Corporate bonds and other	38,297	91	(581)	37,807
Total securities available-for-sale	$5,405,189	$180,144	$(7,285)	$5,578,048

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$126,716	$125	$—	$126,841
Obligations of states and political subdivisions	2,638,369	116,319	(1,217)	2,753,471
Residential mortgage-backed securities	3,256,746	23,990	(21,287)	3,259,449
Commercial mortgage-backed securities	356,207	8,914	(1)	365,120
Corporate bonds and other	69,472	32	(1,206)	68,298
Total securities available-for-sale	$6,447,510	$149,380	$(23,711)	$6,573,179

The Company did not hold any securities classified as held-to-maturity at June 30, 2022, June 30, 2021, or December 31, 2021.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at June 30, 2022 and 2021, and December 31, 2021, were computed by using scheduled amortization of balances and historical prepayment rates.

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2022, by contractual and expected maturity, are shown below (dollars in thousands):

	Amortized	Estimated
	Cost Basis	Fair Value
Due within one year	$239,670	$239,640
Due after one year through five years	2,912,498	2,780,193
Due after five years through ten years	2,925,448	2,630,741
Due after ten years	644,720	564,462
Total	$6,722,336	$6,215,036

The following tables disclose as of June 30, 2022 and 2021, and December 31, 2021, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
June 30, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$466,438	$14,752	$—	$—	$466,438	$14,752
Obligations of states and political subdivisions	1,623,146	178,446	24,038	3,919	1,647,184	182,365
Residential mortgage-backed securities	2,631,511	266,352	277,404	34,797	2,908,915	301,149
Commercial mortgage-backed securities	341,997	8,819	—	—	341,997	8,819
Corporate bonds and other	73,358	4,287	26,397	4,640	99,755	8,927
Total	$5,136,450	$472,656	$327,839	$43,356	$5,464,289	$516,012

	Less than 12 Months		12 Months or Longer		Total
June 30, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$170,483	$992	$—	$—	$170,483	$992
Residential mortgage-backed securities	712,100	5,706	2,478	6	714,578	5,712
Commercial mortgage-backed securities	866	—	—	—	866	—
Corporate bonds and other	33,318	581	—	—	33,318	581
Total	$916,767	$7,279	$2,478	$6	$919,245	$7,285

	Less than 12 Months		12 Months or Longer		Total
December 31, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$163,698	$1,096	$18,943	$122	$182,641	$1,218
Residential mortgage-backed securities	2,263,010	19,742	54,392	1,544	2,317,402	21,286
Commercial mortgage-backed securities	820	1	—	—	820	1
Corporate bonds and other	47,436	635	16,432	571	63,868	1,206
Total	$2,474,964	$21,474	$89,767	$2,237	$2,564,731	$23,711

The number of investments in an unrealized loss position totaled 834 at June 30, 2022. We believe any unrealized losses in the U.S. treasury securities, obligations of state and political subdivisions, residential and commercial mortgage-backed and asset-backed investment securities, and corporate bonds and other at June 30, 2022 and 2021, and December 31, 2021, are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required on these securities at June 30, 2022 and 2021, and December 31, 2021. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At June 30, 2022, 72.75% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 54.15% are guaranteed by the Texas Permanent School Fund.

At June 30, 2022, $3,744,730,000 of the Company’s securities were pledged, at fair value, as collateral for public or trust fund deposits, repurchase agreements, borrowings and for other purposes required or permitted by law.

During the three-months ended June 30, 2022, there were $188,363,000 sales of investment securities that were classified as available-for-sale. During the three-months ended June 30, 2021, there were calls of investment securities that were classified as available-for-sale. Gross realized security gains from calls and sales during the second quarters of 2022 and 2021 totaled $3,990,000 and $5,000, respectively. Gross realized security losses from calls and sales during the second quarter of 2022 totaled $2,342,000 with no gross realized security losses from calls and sales during the second quarter of 2021.

During the six-months ended June 30, 2022 and 2021, sales of investment securities that were classified as available-for-sale totaled $188,363,000 and $10,631,000, respectively. Gross realized security gains from calls and sales during the six-months ended June 30, 2022 and 2021 totaled $4,023,000 and $813,000, respectively. Gross realized security losses from calls and sales during the six-months ended June 30, 2022 totaled $2,344,000 with no gross realized security losses from calls and sales during the six-months ended June 30, 2021.

The specific identification method was used to determine cost in order to compute the realized gains and losses.
Note 3 – Loans Held-for-Investment and Allowance for Credit Losses

For the periods ended June 30, 2022 and 2021, and December 31, 2021, the following tables outline the Company’s loan portfolio by the ten portfolio segments where applicable.

Loans held-for-investment by portfolio segment are as follows (dollars in thousands):

	June 30,		December 31,
	2022	2021	2021
Commercial:
C&I*	$839,928	$983,103	$837,075
Municipal	200,577	179,356	177,905
Total Commercial	1,040,505	1,162,459	1,014,980
Agricultural	90,420	95,212	98,089
Real Estate:
Construction & Development	928,644	550,928	749,793
Farm	250,028	185,288	217,220
Non-Owner Occupied CRE	636,432	673,608	623,434
Owner Occupied CRE	909,899	820,055	821,653
Residential	1,412,125	1,328,474	1,334,419
Total Real Estate	4,137,128	3,558,353	3,746,519
Consumer:
Auto	468,147	383,764	405,416
Non-Auto	142,382	104,814	123,968
Total Consumer	610,529	488,578	529,384
Total Loans	5,878,582	5,304,602	5,388,972
Less: Allowance for credit losses	(71,932)	(62,138)	(63,465)
Loans, net	$5,806,650	$5,242,464	$5,325,507

* All disclosures for the C&I loan segment include PPP loan balances, net of deferred fees and costs, as disclosed on the face of the consolidated balance sheet.

Outstanding loan balances at June 30, 2022 and 2021, and December 31, 2021, are net of unearned income, including net deferred loan fees.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (“FHLB”) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At June 30, 2022, this available line of credit was $2,087,115,000. At June 30, 2022, $3,690,957,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At June 30, 2022, there was no balance outstanding under this line of credit.

The Company’s nonaccrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (dollars in thousands):

	June 30,		December 31,
	2022	2021	2021
Nonaccrual loans	$25,475	$29,786	$31,652
Loans still accruing and past due 90 days or more	22	—	8
Troubled debt restructured loans still accruing*	20	23	21
Total	$25,517	$29,809	$31,681

* Troubled debt restructured loans of $2,242,000, $7,305,000 and $6,721,000, for which interest collection is doubtful are included in nonaccrual loans as of June 30, 2022 and 2021, and December 31, 2021, respectively.

The Company had $25,517,000, $30,114,000 and $34,158,000 in nonaccrual, past due 90 days or more and still accruing, restructured loans, and foreclosed assets at June 30, 2022 and 2021, and December 31, 2021, respectively. Nonaccrual loans at June 30, 2022 and 2021, and December 31, 2021, consisted of the following (dollars in thousands):

	June 30,		December 31,
	2022	2021	2021
Commercial:
C&I	$6,695	$3,587	$5,370
Municipal	—	—	—
Total Commercial	6,695	3,587	5,370
Agricultural	482	1,055	4,920
Real Estate:
Construction & Development	990	1,520	708
Farm	97	1,791	1,173
Non-Owner Occupied CRE	2,477	6,584	2,671
Owner Occupied CRE	6,823	8,976	7,897
Residential	7,492	5,901	8,360
Total Real Estate	17,879	24,772	20,809
Consumer:
Auto	389	329	514
Non-Auto	30	43	39
Total Consumer	419	372	553
Total	$25,475	$29,786	$31,652

No significant additional funds are committed to be advanced in connection with nonaccrual loans as of June 30, 2022.

Summary information on the allowance for credit losses for the three and six-months ended June 30, 2022 and 2021, are outlined by portfolio segment in the following tables (dollars in thousands):

Three-Months Ended June 30, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$15,737	$1,418	$1,911	$17,887	$873
Provision for loan losses	2,521	(66)	(832)	3,198	133
Recoveries	402	—	92	—	—
Charge-offs	(71)	—	(9)	—	—
Ending balance	$18,589	$1,352	$1,162	$21,085	$1,006

Three-Months Ended June 30, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$8,499	$11,536	$7,829	$869	$354	$66,913
Provision for loan losses	(576)	(809)	466	64	4	4,103
Recoveries	487	13	12	102	83	1,191
Charge-offs	—	—	(3)	(123)	(69)	(275)
Ending balance	$8,410	$10,740	$8,304	$912	$372	$71,932

Six-Months Ended June 30, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$12,280	$348	$1,597	$17,627	$663
Provision for loan losses	5,976	1,004	(543)	3,558	343
Recoveries	558	—	117	—	—
Charge-offs	(225)	—	(9)	(100)	—
Ending balance	$18,589	$1,352	$1,162	$21,085	$1,006

Six-Months Ended June 30, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$10,722	$10,828	$8,133	$896	$371	$63,465
Provision for loan losses	(2,854)	(20)	303	44	39	7,850
Recoveries	542	20	17	168	129	1,551
Charge-offs	—	(88)	(149)	(196)	(167)	(934)
Ending balance	$8,410	$10,740	$8,304	$912	$372	$71,932

Three-Months Ended June 30, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$12,323	$2,191	$1,985	$13,246	$1,223
Provision for loan losses	(2,327)	(1,603)	(667)	2,386	(617)
Recoveries	308	—	15	—	1
Charge-offs	(118)	—	(21)	—	—
Ending balance	$10,186	$588	$1,312	$15,632	$607

Three-Months Ended June 30, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non- Auto	Total
Beginning balance	$9,492	$9,878	$11,189	$1,068	$379	$62,974
Provision for loan losses	901	517	26	257	88	(1,039)
Recoveries	39	4	64	103	61	595
Charge-offs	—	—	(45)	(162)	(46)	(392)
Ending balance	$10,432	$10,399	$11,234	$1,266	$482	$62,138

Six-Months Ended June 30, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$13,609	$1,552	$1,255	$13,512	$1,876
Provision for loan losses	(3,566)	(964)	54	2,118	(1,279)
Recoveries	531	—	24	2	10
Charge-offs	(388)	—	(21)	—	—
Ending balance	$10,186	$588	$1,312	$15,632	$607

Six-Months Ended June 30, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non- Auto	Total
Beginning balance	$8,391	$12,347	$12,601	$1,020	$371	$66,534
Provision for loan losses	1,953	(1,950)	(1,358)	398	126	(4,468)
Recoveries	94	10	83	176	108	1,038
Charge-offs	(6)	(8)	(92)	(328)	(123)	(966)
Ending balance	$10,432	$10,399	$11,234	$1,266	$482	$62,138

Additionally, the Company records a reserve for unfunded commitments in other liabilities which totaled $8,718,000, $6,751,000 and $6,436,000 at June 30, 2022 and 2021, and December 31, 2021, respectively. The provision for loan losses of $4,103,000 for the three-months ended June 30, 2022 is combined with the provision for unfunded commitments of $1,247,000 and reported in the aggregate of $5,350,000 under the provision for credit losses in the consolidated statement of earnings for the three-months ended June 30, 2022. The provision for loan losses of $7,850,000 for the six-months ended June 30, 2022 above is combined with the provision for unfunded commitments of $2,282,000 and reported in the aggregate of $10,132,000 under the provision for credit losses in the consolidated statement of earnings for the six-months ended June 30, 2022.

The $1,039,000 reversal of the provision for loan losses for the three-months ended June 30, 2021 above is combined with the reversal of the provision for unfunded commitments of $167,000 and reported in the aggregate of a reversal of $1,206,000 under the provision for credit losses for the three-months ended June 30, 2021. The $4,468,000 reversal of the provision for loan losses for the six-months ended June 30, 2021 above is combined with the provision for unfunded commitments of $1,265,000 and reported in the net aggregate reversal of $3,203,000 under the provision for credit losses for the six-months ended June 30, 2021.

The Company’s loans that are individually evaluated for credit losses (both collateral and non-collateral dependent) and their related allowances as of June 30, 2022 and 2021, and December 31, 2021, are summarized in the following tables by loan segment (dollars in thousands):

June 30, 2022	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$1,224	$5,471	$25,674	$32,369	$2,794	$6,797	$9,591
Municipal	—	—	84	84	—	—	—
Total Commercial	1,224	5,471	25,758	32,453	2,794	6,797	9,591
Agricultural	178	304	270	752	146	214	360
Real Estate:
Construction & Development	441	549	9,622	10,612	34	352	386
Farm	—	97	1,565	1,662	3	43	46
Non-Owner Occupied CRE	2,391	86	32,225	34,702	7	2,836	2,843
Owner Occupied CRE	5,727	1,096	30,616	37,439	58	2,527	2,585
Residential	4,307	3,185	25,662	33,154	355	1,297	1,652
Total Real Estate	12,866	5,013	99,690	117,569	457	7,055	7,512
Consumer:
Auto	—	389	1,002	1,391	1	2	3
Non-Auto	—	30	473	503	—	1	1
Total Consumer	—	419	1,475	1,894	1	3	4
Total	$14,268	$11,207	$127,193	$152,668	$3,398	$14,069	$17,467

June 30, 2021	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$1,091	$2,496	$20,838	$24,425	$723	$3,865	$4,588
Municipal	—	—	885	885	—	275	275
Total Commercial	1,091	2,496	21,723	25,310	723	4,140	4,863
Agricultural	328	727	5,195	6,250	171	1,084	1,255
Real Estate:
Construction & Development	1,282	238	9,201	10,721	24	1,075	1,099
Farm	1,697	94	2,745	4,536	—	9	9
Non-Owner Occupied CRE	6,444	140	33,707	40,291	15	4,185	4,200
Owner Occupied CRE	5,605	3,371	42,832	51,808	544	2,600	3,144
Residential	3,762	2,139	28,110	34,011	191	2,418	2,609
Total Real Estate	18,790	5,982	116,595	141,367	774	10,287	11,061
Consumer:
Auto	—	329	1,342	1,671	1	4	5
Non-Auto	—	43	353	396	—	2	2
Total Consumer	—	372	1,695	2,067	1	6	7
Total	$20,209	$9,577	$145,208	$174,994	$1,669	$15,517	$17,186

December 31, 2021	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$749	$4,621	$19,021	$24,391	$2,533	$4,094	$6,627
Municipal	—	—	109	109	—	—	—
Total Commercial	749	4,621	19,130	24,500	2,533	4,094	6,627
Agricultural	3,026	1,894	478	5,398	1,086	359	1,445
Real Estate:
Construction & Development	102	606	4,765	5,473	90	135	225
Farm	997	176	1,969	3,142	—	2	2
Non-Owner Occupied CRE	2,543	128	31,797	34,468	15	4,044	4,059
Owner Occupied CRE	6,548	1,349	40,607	48,504	152	3,329	3,481
Residential	5,990	2,370	29,210	37,570	307	1,719	2,026
Total Real Estate	16,180	4,629	108,348	129,157	564	9,229	9,793
Consumer:
Auto	—	514	1,161	1,675	1	3	4
Non-Auto	—	39	416	455	—	1	1
Total Consumer	—	553	1,577	2,130	1	4	5
Total	$19,955	$11,697	$129,533	$161,185	$4,184	$13,686	$17,870

The Company’s allowance for loans that are individually evaluated for credit losses and collectively evaluated for credit losses as of June 30, 2022 and 2021, and December 31, 2021, are summarized in the following table by loan segment (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

June 30, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$9,591	$—	$360	$386	$46
Loans collectively evaluated for credit losses	8,998	1,352	802	20,699	960
Total	$18,589	$1,352	$1,162	$21,085	$1,006

June 30, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$2,843	$2,585	$1,652	$3	$1	$17,467
Loans collectively evaluated for credit losses	5,567	8,155	6,652	909	371	54,465
Total	$8,410	$10,740	$8,304	$912	$372	$71,932

June 30, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$4,588	$275	$1,255	$1,099	$9
Loans collectively evaluated for credit losses	5,598	313	57	14,533	598
Total	$10,186	$588	$1,312	$15,632	$607

June 30, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$4,200	$3,144	$2,609	$5	$2	$17,186
Loans collectively evaluated for credit losses	6,232	7,255	8,625	1,261	480	44,952
Total	$10,432	$10,399	$11,234	$1,266	$482	$62,138

December 31, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$6,627	$—	$1,445	$225	$2
Loans collectively evaluated for credit losses	5,653	348	152	17,402	661
Total	$12,280	$348	$1,597	$17,627	$663

December 31, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$4,059	$3,481	$2,026	$4	$1	$17,870
Loans collectively evaluated for credit losses	6,663	7,347	6,107	892	370	45,595
Total	$10,722	$10,828	$8,133	$896	$371	$63,465

The Company’s recorded investment in loans as of June 30, 2022 and 2021, and December 31, 2021, related to the balance in the allowance for credit losses follows below (dollars in thousands):

June 30, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$32,369	$84	$752	$10,612	$1,662
Loans collectively evaluated for credit losses	807,559	200,493	89,668	918,032	248,366
Total	$839,928	$200,577	$90,420	$928,644	$250,028

June 30, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$34,702	$37,439	$33,154	$1,391	$503	$152,668
Loans collectively evaluated for credit losses	601,730	872,460	1,378,971	466,756	141,879	5,725,914
Total	$636,432	$909,899	$1,412,125	$468,147	$142,382	$5,878,582

June 30, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$24,425	$885	$6,250	$10,721	$4,536
Loans collectively evaluated for credit losses	958,678	178,471	88,962	540,207	180,752
Total	$983,103	$179,356	$95,212	$550,928	$185,288

June 30, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$40,291	$51,808	$34,011	$1,671	$396	$174,994
Loans collectively evaluated for credit losses	633,317	768,247	1,294,463	382,093	104,418	5,129,608
Total	$673,608	$820,055	$1,328,474	$383,764	$104,814	$5,304,602

December 31, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$24,391	$109	$5,398	$5,473	$3,142
Loans collectively evaluated for credit losses	812,684	177,796	92,691	744,320	214,078
Total	$837,075	$177,905	$98,089	$749,793	$217,220

December 31, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$34,468	$48,504	$37,570	$1,675	$455	$161,185
Loans collectively evaluated for credit losses	588,966	773,149	1,296,849	403,741	123,513	5,227,787
Total	$623,434	$821,653	$1,334,419	$405,416	$123,968	$5,388,972

From a credit risk standpoint, the Company rates its loans in one of five categories: (i) pass, (ii) special mention, (iii) substandard, (iv) doubtful or (v) loss (which are charged-off).

The ratings of loans reflect a judgment about the risks of default and loss associated with the loan. The Company reviews the ratings on our credits as part of our ongoing monitoring of the credit quality of our loan portfolio. Ratings are adjusted to reflect the degree of risk and loss that are felt to be inherent in each credit as of each reporting period. Our methodology is structured so that specific allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

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

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at June 30, 2022 (dollars in millions):

June 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$342	$317	$79	$28	$20	$22	$—	$808
Special mention	4	1	—	2	—	—	—	7
Substandard	11	5	3	3	3	—	—	25
Doubtful	—	—	—	—	—	—	—	—
Total	$357	$323	$82	$33	$23	$22	$—	$840

June 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$49	$21	$14	$5	$21	$91	$—	$201
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$49	$21	$14	$5	$21	$91	$—	$201

June 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$39	$41	$4	$3	$1	$1	$—	$89
Special mention	—	—	—	—	—	—	—	—
Substandard	1	—	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$40	$41	$4	$3	$1	$1	$—	$90

June 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$330	$440	$104	$22	$11	$11	$—	$918
Special mention	—	4	—	—	—	—	—	4
Substandard	2	5	—	—	—	—	—	7
Doubtful	—	—	—	—	—	—	—	—
Total	$332	$449	$104	$22	$11	$11	$—	$929

June 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$63	$104	$35	$13	$8	$26	$—	$249
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$63	$104	$35	$13	$8	$27	$—	$250

June 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$130	$203	$109	$52	$24	$83	$—	$601
Special mention	—	—	1	11	—	7	—	19
Substandard	6	—	1	2	1	6	—	16
Doubtful	—	—	—	—	—	—	—	—
Total	$136	$203	$111	$65	$25	$96	$—	$636

June 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$240	$218	$122	$88	$71	$133	$—	$872
Special mention	—	2	2	1	—	1	—	6
Substandard	1	4	2	3	11	11	—	32
Doubtful	—	—	—	—	—	—	—	—
Total	$241	$224	$126	$92	$82	$145	$—	$910

June 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$277	$399	$188	$94	$70	$239	$112	$1,379
Special mention	1	2	2	1	—	4	—	10
Substandard	2	3	2	2	2	8	4	23
Doubtful	—	—	—	—	—	—	—	—
Total	$280	$404	$192	$97	$72	$251	$116	$1,412

June 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$168	$171	$77	$36	$11	$4	$—	$467
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$168	$171	$77	$37	$11	$4	$—	$468

June 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$54	$56	$15	$5	$2	$2	$7	$141
Special mention	1	—	—	—	—	—	—	1
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$55	$56	$15	$5	$2	$2	$7	$142

June 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$1,692	$1,970	$747	$346	$239	$612	$119	$5,725
Special mention	6	9	5	15	—	12	—	47
Substandard	23	17	8	11	17	26	4	106
Doubtful	—	—	—	—	—	—	—	—
Total	$1,721	$1,996	$760	$372	$256	$650	$123	$5,878

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at June 30, 2021 (dollars in millions):

June 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$485	$316	$71	$46	$22	$19	$—	$959
Special mention	4	2	1	1	1	—	—	9
Substandard	4	6	2	3	—	—	—	15
Doubtful	—	—	—	—	—	—	—	—
Total	$493	$324	$74	$50	$23	$19	$—	$983

June 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$23	$23	$8	$22	$18	$84	$—	$178
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$23	$23	$8	$22	$18	$85	$—	$179

June 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$30	$34	$15	$7	$3	$1	$—	$90
Special mention	—	—	—	—	—	—	—	—
Substandard	—	5	—	—	1	—	—	6
Doubtful	—	—	—	—	—	—	—	—
Total	$30	$39	$15	$7	$4	$1	$—	$96

June 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$220	$237	$39	$18	$9	$17	$—	$540
Special mention	1	2	—	—	—	—	—	3
Substandard	2	2	4	—	—	—	—	8
Doubtful	—	—	—	—	—	—	—	—
Total	$223	$241	$43	$18	$9	$17	$—	$551

June 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$59	$53	$17	$12	$9	$31	$—	$181
Special mention	—	—	—	—	—	—	—	—
Substandard	—	2	—	1	—	1	—	4
Doubtful	—	—	—	—	—	—	—	—
Total	$59	$55	$17	$13	$9	$32	$—	$185

June 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$101	$171	$104	$80	$40	$138	$—	$634
Special mention	—	1	13	1	7	3	—	25
Substandard	2	—	3	—	3	7	—	15
Doubtful	—	—	—	—	—	—	—	—
Total	$103	$172	$120	$81	$50	$148	$—	$674

June 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$137	$178	$129	$103	$64	$157	$—	$768
Special mention	1	2	1	1	4	1	—	10
Substandard	8	3	5	14	2	10	—	42
Doubtful	—	—	—	—	—	—	—	—
Total	$146	$183	$135	$118	$70	$168	$—	$820

June 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$266	$316	$145	$105	$84	$282	$96	$1,294
Special mention	—	3	1	1	1	3	—	9
Substandard	2	5	3	2	2	10	1	25
Doubtful	—	—	—	—	—	—	—	—
Total	$268	$324	$149	$108	$87	$295	$97	$1,328

June 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$118	$140	$76	$26	$13	$9	$—	$382
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	1	—	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—
Total	$118	$141	$77	$26	$13	$9	$—	$384

June 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$40	$33	$14	$5	$2	$5	$6	$105
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$40	$33	$14	$5	$2	$5	$6	$105

June 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$1,479	$1,501	$618	$424	$264	$743	$102	$5,131
Special mention	6	10	16	4	13	7	—	56
Substandard	18	24	18	20	8	29	1	118
Doubtful	—	—	—	—	—	—	—	—
Total	$1,503	$1,535	$652	$448	$285	$779	$103	$5,305

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at December 31, 2021 (dollars in millions):

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$526	$178	$52	$29	$17	$11	$—	$813
Special mention	4	1	4	—	—	—	—	9
Substandard	7	4	1	3	—	—	—	15
Doubtful	—	—	—	—	—	—	—	—
Total	$537	$183	$57	$32	$17	$11	$—	$837

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$39	$15	$6	$22	$17	$79	$—	$178
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$39	$15	$6	$22	$17	$79	$—	$178

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$69	$8	$6	$6	$3	$1	$—	$93
Special mention	—	—	—	—	—	—	—	—
Substandard	4	1	—	—	—	—	—	5
Doubtful	—	—	—	—	—	—	—	—
Total	$73	$9	$6	$6	$3	$1	$—	$98

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$557	$134	$24	$14	$7	$8	$—	$744
Special mention	2	—	—	—	—	—	—	2
Substandard	2	2	—	—	—	—	—	4
Doubtful	—	—	—	—	—	—	—	—
Total	$561	$136	$24	$14	$7	$8	$—	$750

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$117	$42	$15	$10	$7	$23	$—	$214
Special mention	—	—	—	—	—	—	—	—
Substandard	1	1	—	1	—	—	—	3
Doubtful	—	—	—	—	—	—	—	—
Total	$118	$43	$15	$11	$7	$23	$—	$217

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$214	$128	$77	$56	$31	$84	$—	$590
Special mention	—	1	12	—	7	3	—	23
Substandard	—	1	3	1	3	3	—	11
Doubtful	—	—	—	—	—	—	—	—
Total	$214	$130	$92	$57	$41	$90	$—	$624

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$250	$143	$114	$90	$59	$117	$—	$773
Special mention	2	2	1	—	1	1	—	7
Substandard	8	2	3	13	5	11	—	42
Doubtful	—	—	—	—	—	—	—	—
Total	$260	$147	$118	$103	$65	$129	$—	$822

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$477	$230	$115	$84	$68	$222	$100	$1,296
Special mention	3	4	—	1	1	3	1	13
Substandard	3	3	3	2	2	10	2	25
Doubtful	—	—	—	—	—	—	—	—
Total	$483	$237	$118	$87	$71	$235	$103	$1,334

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$218	$105	$54	$17	$7	$2	$—	$403
Special mention	1	—	—	—	—	—	—	1
Substandard	—	—	1	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$219	$105	$55	$17	$7	$2	$—	$405

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$81	$22	$8	$4	$1	$1	$7	$124
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$81	$22	$8	$4	$1	$1	$7	$124

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$2,548	$1,005	$471	$332	$217	$548	$107	$5,228
Special mention	12	8	17	1	9	7	1	55
Substandard	25	14	11	20	10	24	2	106
Doubtful	—	—	—	—	—	—	—	—
Total	$2,585	$1,027	$499	$353	$236	$579	$110	$5,389

At June 30, 2022 and 2021, and December 31, 2021, the Company’s past due loans are as follows (dollars in thousands):

June 30, 2022	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,240	$2,704	$1,470	$7,414	$832,514	$839,928	$—
Municipal	—	—	—	—	200,577	200,577	—
Total Commercial	3,240	2,704	1,470	7,414	1,033,091	1,040,505	—
Agricultural	432	30	27	489	89,931	90,420	—
Real Estate:
Construction & Development	2,841	734	—	3,575	925,069	928,644	—
Farm	1,005	—	—	1,005	249,023	250,028	—
Non-Owner Occupied CRE	569	—	107	676	635,756	636,432	—
Owner Occupied CRE	4,061	495	1,292	5,848	904,051	909,899	—
Residential	5,387	92	596	6,075	1,406,050	1,412,125	2
Total Real Estate	13,863	1,321	1,995	17,179	4,119,949	4,137,128	2
Consumer:
Auto	292	104	30	426	467,721	468,147	14
Non-Auto	161	—	7	168	142,214	142,382	6
Total Consumer	453	104	37	594	609,935	610,529	20
Total	$17,988	$4,159	$3,529	$25,676	$5,852,906	$5,878,582	$22

June 30, 2021	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,432	$707	$230	$4,369	$978,734	$983,103	$—
Municipal	1,656	—	—	1,656	177,700	179,356	—
Total Commercial	5,088	707	230	6,025	1,156,434	1,162,459	—
Agricultural	193	10	35	238	94,974	95,212	—
Real Estate:
Construction & Development	1,973	—	162	2,135	548,793	550,928	—
Farm	1,138	—	—	1,138	184,150	185,288	—
Non-Owner Occupied CRE	896	161	—	1,057	672,551	673,608	—
Owner Occupied CRE	97	821	—	918	819,137	820,055	—
Residential	5,946	373	100	6,419	1,322,055	1,328,474	—
Total Real Estate	10,050	1,355	262	11,667	3,546,686	3,558,353	—
Consumer:
Auto	330	55	25	410	383,354	383,764	—
Non-Auto	44	11	—	55	104,759	104,814	—
Total Consumer	374	66	25	465	488,113	488,578	—
Total	$15,705	$2,138	$552	$18,395	$5,286,207	$5,304,602	$—

December 31, 2021	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,638	$34	$222	$3,894	$833,181	$837,075	$5
Municipal	63	—	—	63	177,842	177,905	—
Total Commercial	3,701	34	222	3,957	1,011,023	1,014,980	5
Agricultural	181	—	—	181	97,908	98,089	—
Real Estate:
Construction & Development	2,953	39	—	2,992	746,801	749,793	—
Farm	600	215	—	815	216,405	217,220	—
Non-Owner Occupied CRE	235	—	—	235	623,199	623,434	—
Owner Occupied CRE	813	—	280	1,093	820,560	821,653	—
Residential	4,984	327	410	5,721	1,328,698	1,334,419	—
Total Real Estate	9,585	581	690	10,856	3,735,663	3,746,519	—
Consumer:
Auto	393	26	—	419	404,997	405,416	—
Non-Auto	145	24	3	172	123,796	123,968	3
Total Consumer	538	50	3	591	528,793	529,384	3
Total	$14,005	$665	$915	$15,585	$5,373,387	$5,388,972	$8

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

There were no loans that were modified and considered troubled debt restructurings for the three and six-months ended June 30, 2022. The Company’s loans that were modified and considered troubled debt restructurings for the three and six-months ended June 30, 2021 are as follows (dollars in thousands):

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

The balances below provide information as to how the loans were modified as troubled debt restructured loans for the three and six-months ended June 30, 2021 (in thousands):

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

During the three and six-months ended June 30, 2022 and 2021, no loans were modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default and still outstanding, respectively. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or more or results in the foreclosure and repossession of the applicable collateral.

As of June 30, 2022, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

Note 4 - Loans Held-for-Sale

Loans held-for-sale totaled $26,445,000, $61,802,000 and $37,810,000 at June 30, 2022 and 2021, and December 31, 2021, respectively. At June 30, 2022 and 2021, and December 31, 2021, $2,597,000, $5,545,000 and $3,688,000, respectively, are valued at the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

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

Note 5 - Derivative Financial Instruments

The Company enters into interest rate lock commitments (“IRLCs”) with customers to originate residential mortgage loans at a specific interest rate that are ultimately sold in the secondary market. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the time frame established by the Company.

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

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions (dollars in thousands):

June 30, 2022:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$99,429	$1,414	$—
Forward mortgage-backed securities trades	101,500	58	—

June 30, 2021:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$143,879	$2,670	$—
Forward mortgage-backed securities trades	165,000	—	376

December 31, 2021:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$85,973	$1,279	$—
Forward mortgage-backed securities trades	116,000	—	147

Note 6 – Borrowings

Borrowings consisted of the following (dollars in thousands):

	June 30,		December 31,
	2022	2021	2021
Securities sold under agreements with customers to repurchase	$738,986	$531,469	$625,499
Federal funds purchased	8,325	18,500	24,600
Other borrowings	21,053	—	21,053
Total	$768,364	$549,969	$671,152

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

The Company renewed its loan agreement, effective June 30, 2021, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25,000,000 on a revolving line of credit. There was no outstanding balance under the line of credit as of June 30, 2022 and 2021, or December 31, 2021.

During 2021, the Company began investing in qualifying Community Development Entities ("CDE") under the federal New Market Tax Credits ("NMTC") program. See Note 7 for further discussion of our activity and related balances on the consolidated balance sheets, including the $21,053,000 in other borrowings shown above.

Note 7 - Income Taxes

Income tax expense was $11,922,000 for the second quarter of 2022 as compared to $11,075,000 for the same period in 2021. The Company’s effective tax rates on pretax income were 16.46% and 16.42% for the second quarters of 2022 and 2021, respectively. Income tax expense was $22,263,000 for the first six months of 2022 as compared to $22,129,000 for the same period in 2021. The Company’s effective tax rates on pretax income were 16.05% and 16.34% for the first six months of 2022 and 2021, respectively. The effective tax rates differ from the statutory federal tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan, excess tax benefits for distributions under our deferred compensation plan and vesting of equity awards, and NMTC benefits.

Low Income Housing Tax Credit Investments - During 2021, the Company began investing in an affordable housing fund that will invest in real estate projects that qualify for the federal low income housing tax credit ("LIHTC") program designed to promote private development of low income housing. The investments made by the fund will generate a return to the Company primarily through the realization of LIHTCs, and also through federal tax deductions generated from the ongoing operating losses from the investees of the fund. The Company's investment in the fund will be amortized through income tax expense using the proportional amortization method as related tax credits are utilized by the Company. The initial capital contribution commitment to the fund was for up to $5,500,000 and the initial contribution was $55,000 which is included in other assets at June 30, 2022 and December 31, 2021. There were no balances related to this investment on the consolidated balance sheet as of June 30, 2021.

New Market Tax Credit Investments - During 2021, the Company began investing in qualifying CDEs under the federal NMTC program. NMTC investments are made through the third-party CDEs which are qualified through the U.S. Department of Treasury and receive periodic allocation of amounts under the NMTC program. NMTCs are generated from qualified investments by the CDEs utilizing equity investments made by a taxpayer, like the Company. Through these equity investments, the Company will receive the tax benefits from the NMTCs equal to 39% of the qualified investment from the CDE yield method and related tax credits are allocated to the Company. At June 30, 2022 and December 31, 2021, the consolidated balance sheet of the Company included a $18,000,000 loan to the investee in loans, the $29,000,000 CDE investments in other assets and the $21,053,000 leveraged loan from the investee in other borrowings (see Note 6). There were no balances related to this investment on the consolidated balance sheet as of June 30, 2021.

Note 8 - Stock Based Compensation

On April 27, 2021, the Company’s shareholders approved the 2021 Omnibus Stock and Incentive Plan (“2021 Plan”) and reserved 2,500,000 shares of the Company’s common stock for issuance under this plan. At June 30, 2022, the Company had 2,198,336 shares of stock remaining for issuance under the plan. The 2021 Plan supersedes all prior stock option and restricted stock plans with shares previously reserved for issuance under such plans cancelled.

Restricted Stock Units

Under the 2021 Plan, the Company grants restricted stock units under compensation arrangements for the benefit of senior officers, executive officers and directors. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements. The following table summarizes information about the changes in restricted stock units for the six-months ended June 30, 2022. There was no restricted stock unit activity during the six-months ended June 30, 2021.

	For the six-months ended
	June 30, 2022
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

The following table summarizes information about the changes in PSUs as of and for the six-months ended June 30, 2022. There was no PSU activity during the six-months ended June 30, 2021.

	For the six-months ended
	June 30, 2022
	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	22,597	$48.91
Grants	—	—
Vesting	—	—
Forfeited/expired	—	—
Balance at end of period	22,597	$48.91

Restricted Stock Awards

The following table summarizes information about vested and unvested restricted stock.

	For the Six-Months Ended June 30,
	2022		2021
	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	46,598	$35.75	95,888	$29.89
Grants	15,425	40.89	12,110	49.58
Vesting	(23,898)	40.40	(31,081)	28.42
Forfeited/expired	(200)	29.70	(1,027)	34.55
Balance at end of period	37,925	$34.94	75,890	$33.57

The total fair value of restricted stock vested for the six-months ended June 30, 2022 and 2021, was $980,000 and $883,000, respectively.

The Company recorded consolidated restricted stock, restricted stock unit and performance-based restricted stock unit expense for employees of $594,000 and $289,000 for the three-months ended June 30, 2022 and 2021, respectively. The Company recorded consolidated restricted stock, restricted stock unit and performance-based restricted stock unit expense for employees of $1,020,000 and $579,000 for the six-months ended June 30, 2022 and 2021, respectively. The Company recorded director expense related to these restricted stock grants of $160,000 and $150,000, for the three-months ended June 30, 2022 and 2021, respectively. The Company recorded director expense related to these restricted stock grants of $331,000 and $300,000, for the six-months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022 and 2021, there were $2,281,000 and $1,845,000 respectively, of total unrecognized compensation cost related to consolidated unvested restricted stock, restricted stock units and performance-based restricted stock units which is expected to be recognized over a weighted-average period of 1.10 years and 1.33 years, respectively. At June 30, 2022 and 2021, and December 31, 2021, there was $57,000, $59,000 and $52,000, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting.

Stock Option Plans

Prior to the approval of the 2021 Plan, the 2012 Incentive Stock Option Plan (the “2012 Plan”) provided for the granting of options to employees of the Company at prices not less than market value at the date of the grant. The 2012 Plan provided that options granted vest and are exercisable after two years from the date of grant and vest at a rate of 20% each year thereafter and have a 10-year term. The most recent grant from the 2021 Plan provided that 20% of the options granted vest and are exercisable after one year from the date of grant and the remaining options vest and are exercisable at a rate of 20% each year thereafter and have a 10-year term. Shares are issued under the 2012 Plan and the 2021 Plan from available authorized shares. An analysis of stock option activity for the six-months ended June 30, 2022 is presented in the table and narrative below:

	Shares	Weighted- Average Ex. Price
Outstanding, December 31, 2021	1,669,976	$25.11
Granted	—	—
Exercised	(234,585)	18.52
Cancelled	(47,650)	29.14
Outstanding, June 30, 2022	1,387,741	26.08
Exercisable, June 30, 2022	852,453	$20.31

The options outstanding at June 30, 2022 had exercise prices ranging between $15.43 and $48.91. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees.

The Company recorded stock option expense totaling $316,000 and $372,000 for the three-months ended June 30, 2022 and 2021, respectively. The Company recorded stock option expense totaling $632,000 and $691,000 for the six-months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, there was $3,709,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.71 years. The total fair value of shares vested during the six-months ended June 30, 2022 and 2021 was $1,221,000 and $1,246,000, respectively.

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

There were no transfers between Level 2 and Level 3 during the three and six-months ended June 30, 2022 and 2021, and the year ended December 31, 2021.

The following table summarizes the Company’s available-for-sale securities, loans held-for-sale, and derivatives which are measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

June 30, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$486,358	$—	$—	$486,358
Obligations of state and political subdivisions	—	2,244,604	—	2,244,604
Corporate bonds	—	100,267	—	100,267
Residential mortgage-backed securities	—	2,964,904	—	2,964,904
Commercial mortgage-backed securities	—	414,825	—	414,825
Other securities	4,078	—	—	4,078
Total	$490,436	$5,724,600	$—	$6,215,036
Loans held-for-sale	$—	$23,848	$—	$23,848
IRLCs	$—	$1,414	$—	$1,414
Forward mortgage-backed securities trades	$—	$58	$—	$58

June 30, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of states and political subdivisions	$—	$2,615,087	$—	$2,615,087
Corporate bonds	—	33,318	—	33,318
Residential mortgage-backed securities	—	2,504,186	—	2,504,186
Commercial mortgage-backed securities	—	420,968	—	420,968
Other securities	4,489	—	—	4,489
Total	$4,489	$5,573,559	$—	$5,578,048
Loans held-for-sale	$—	$56,257	$—	$56,257
IRLCs	$—	$2,670	$—	$2,670
Forward mortgage-backed securities trades	$—	$(376)	$—	$(376)

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$126,841	$—	$—	$126,841
Obligations of state and political subdivisions	—	2,753,471	—	2,753,471
Corporate bonds	—	63,868	—	63,868
Residential mortgage-backed securities	—	3,259,449	—	3,259,449
Commercial mortgage-backed securities	—	365,120	—	365,120
Other securities	4,430	—	—	4,430
Total	$131,271	$6,441,908	$—	$6,573,179
Loans held-for-sale	$—	$34,122	$—	$34,122
IRLCs	$—	$1,279	$—	$1,279
Forward mortgage-backed securities trades	$—	$(147)	$—	$(147)

The following table summarizes the Company’s loans held-for-sale at fair value and the net unrealized gains as of the balance sheet dates shown below (dollars in thousands):

	June 30,		December 31,
	2022	2021	2021
Unpaid principal balance on loans held-for-sale	$23,312	$54,542	$33,200
Net unrealized gains on loans held-for-sale	536	1,715	922
Loans held-for-sale at fair value	$23,848	$56,257	$34,122

The following table summarizes the Company’s gains on sale and fees of mortgage loans for the three and six-months ended June 30, 2022 and 2021 (dollars in thousand):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2022	2021	2022	2021
Realized gain on sale and fees on mortgage loans*	$6,311	$9,465	$12,309	$20,195
Change in fair value on loans held-for-sale and IRLCs	1,462	2,008	(453)	(3,193)
Change in forward mortgage-backed securities trades	(2,045)	(3,182)	205	1,183
Total gain on sale of mortgage loans	$5,728	$8,291	$12,061	$18,185

* This includes gains on loans held-for-sale carried under the fair value method and lower of cost or market.

No residential mortgage loans held-for-sale were 90 days or more past due or considered nonaccrual as of June 30, 2022, June 30, 2021, or December 31, 2021. No significant credit losses were recognized on mortgage loans held-for-sale for the three and six-months ended June 30, 2022 and 2021.

Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include other real estate owned, goodwill and other intangible assets, and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three and six-months ended June 30, 2021 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. The Company had no other real estate owned during the three and six-months ended June 30, 2022. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no other real estate owned properties that were re-measured subsequent to their initial transfer to other real estate owned during the three and six-months ended June 30, 2022 and 2021.

At June 30, 2022 and December 31, 2021, the Company had no other real estate owned. At June 30, 2021, other real estate owned totaled $283,000.

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

	June 30,				December 31,
	2022		2021		2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$242,665	$242,665	$190,061	$190,061	$205,053	$205,053	Level 1
Interest-bearing demand deposits in banks	222,899	222,899	654,531	654,531	323,535	323,535	Level 1
Available-for-sale securities	6,215,036	6,215,036	5,578,048	5,578,048	6,573,179	6,573,179	Levels 1 and 2
Loans held-for-investment, net of allowance for credit losses	5,806,650	5,852,415	5,242,464	5,273,264	5,325,507	5,335,791	Level 3
Loans held-for-sale	26,445	26,445	61,802	61,969	37,810	37,844	Level 2
Accrued interest receivable	58,047	58,047	54,128	54,128	57,169	57,169	Level 2
Deposits with stated maturities	441,387	439,546	470,481	471,857	461,415	462,312	Level 2
Deposits with no stated maturities	10,681,596	10,681,596	9,311,213	9,311,213	10,105,073	10,105,073	Level 1
Borrowings	768,364	768,364	549,969	549,969	671,152	671,152	Level 2
Accrued interest payable	423	423	316	316	221	221	Level 2
IRLCs	1,414	1,414	2,670	2,670	1,279	1,279	Level 2
Forward mortgage-backed securities trades asset (liability)	58	58	(376)	(376)	(147)	(147)	Level 2

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
•
the accuracy of our estimates and assumptions regarding the performance of our securities portfolio, including securities with a current unrealized loss;
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
•
our ability to attract and retain qualified employees together with increasing wage costs in our markets;
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

We deem a policy critical if (i) the accounting estimate required us to make assumptions about matters that are highly uncertain at the time we make the accounting estimate; and (ii) different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the financial statements.

We deem our most critical accounting policies to be (i) our allowance for credit losses and our provision for credit losses and (ii) our valuation of financial instruments. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on our reported results for a given period. A discussion of (i) our allowance for credit losses and our provision for credit losses and (ii) our valuation of financial instruments is included in Note 1 to our Consolidated Financial Statements beginning on page 10.

Stock Repurchase

On July 27, 2021, the Company’s Board of Directors authorized the repurchase of up to 5.00 million common shares through July 31, 2023. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases are considered beneficial to the Company and its stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Subsequent to July 27, 2021 and through the date of this report, 244,559 shares were repurchased and retired totaling $9.45 million under this repurchase plan.

Results of Operations

Performance Summary. Net earnings for the second quarter of 2022 were $60.49 million compared with earnings of $56.38 million for the second quarter of 2021. Diluted earnings per share was $0.42 for the second quarter of 2022 compared with $0.39 in the same quarter a year ago.

The return on average assets was 1.82% for the second quarter of 2022, as compared to 1.89% for the second quarter of 2021. The return on average equity was 17.26% for the second quarter of 2022 as compared to 13.38% for the second quarter of 2021.

Net earnings for the six-month period ended June 30, 2022 were $116.47 million compared to earnings of $113.30 million for the same period in 2021. Diluted earnings per share was $0.81 for the first six months of 2022 as compared to $0.79 for the same period in 2021.

The return on average assets was 1.77% for the first six months of 2022 as compared to 1.97% for the same period a year ago. The return on average equity was 15.24% for the first six months of 2022 as compared to 13.61% for the same period in 2021.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $102.15 million for the second quarter of 2022, as compared to $94.58 million for the same period last year. The increase in 2022 tax equivalent net interest income compared to 2021 was largely attributable to the increases in and change in the mix of interest earning assets primarily derived from an increase in loans and investment securities held partially offset by the lower amortization of PPP origination fees which totaled $313 thousand in the second quarter of 2022 compared to $5.24 million in the second quarter of 2021. PPP loan balances totaled $2.30 million at June 30, 2022. Average earning assets were $12.49 billion for the second quarter of 2022, as compared to $11.30 billion during the second quarter of 2021. The increase of $1.19 billion in average earning assets in 2022 when compared to 2021 was primarily a result of increases of taxable securities of $1.45 billion offset by decreases in short-term investments of $509.63 million and tax-exempt securities of $85.60 million when compared to June 30, 2021 balances. Additionally, average loans increased $337.02 million from a year ago and the mix shifted from PPP loans which earned 1.00% excluding origination fees, to other loan categories with higher yields. Average interest-bearing liabilities were $7.78 billion for the second quarter of 2022, as compared to $6.76 billion in the same period in 2021. The increase in average interest-bearing liabilities primarily resulted from continued organic growth. The yield on earning assets decreased four basis points while the rate paid on interest-bearing liabilities increased six basis points for the second quarter of 2022 compared to the second quarter of 2021.

Tax-equivalent net interest income was $201.37 million for the first six months of 2022 as compared to $186.95 million for the same period last year. The increase in 2022 tax equivalent net interest income compared to 2021 was largely attributable to the increases in and change in the mix of interest earning assets primarily derived from an increase in loans and investment securities held partially offset by the lower amortization of PPP origination fees which totaled $1.69 million for the first half of 2022 compared to $11.49 million for the first half of 2021. Average earning assets were $12.50 billion for the first six months of 2022, as compared to $10.93 billion during the first six months of 2021. The increase of $1.57 billion in average earning assets in 2022 when compared to 2021 was primarily a result of increases of taxable securities of $1.71 billion and tax-exempt securities of $78.00 million offset by decreases in short-term investments of $487.98 million when compared to June 30, 2021 balances. Additionally, average loans increased $264.61 million when compared to a year ago and the mix shifted from PPP loans, which earned 1.00%, excluding origination fees, to other loan categories with higher yields. Average interest-bearing liabilities were $7.73 billion for the first six months of 2022, as compared to $6.57 billion in the same period in 2021. The increase in average interest-bearing liabilities primarily resulted from continued organic growth. The yield on earning assets decreased 18 basis points while the rate paid on interest-bearing liabilities increased one basis point for the first six months of 2022 compared to the first six months of 2021.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (dollars in thousands):

	Three-Months Ended June 30, 2022 Compared to Three-Months Ended June 30, 2021			Six-Months Ended June 30, 2022 Compared to Six-Months Ended June 30, 2021
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Short-term investments	$(137)	$474	$337	$(255)	$526	$271
Taxable investment securities	6,231	1,471	7,702	15,137	125	15,262
Tax-exempt investment securities (1)	(605)	361	(244)	1,113	(226)	887
Loans (1) (2)	4,205	(2,888)	1,317	6,632	(7,306)	(674)
Interest income	9,694	(582)	9,112	22,627	(6,881)	15,746
Interest-bearing deposits	205	1,202	1,407	484	597	1,081
Short-term borrowings	30	109	139	99	150	249
Interest expense	235	1,311	1,546	583	747	1,330
Net interest income	$9,459	$(1,893)	$7,566	$22,044	$(7,628)	$14,416

(1)
Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(2)
Nonaccrual loans are included in loans.

The net interest margin, on a tax equivalent basis, was 3.28% for the second quarter of 2022, a decrease of eight basis points from the same period in 2021. The net interest margin, on a tax equivalent basis, was 3.25% for the first six months of 2022, a decrease of 20 basis points from the same period in 2021. We experienced downward pressure on our net interest margin during 2021 primarily due to (i) the extended period of historically low levels of short-term interest rates, (ii) the shift in the mix of interest-earning assets and (iii) the impact of the overall level of excess liquidity, which totaled $465.56 million and $844.59 million at June 30, 2022 and 2021, respectively. We have been able to somewhat mitigate the impact of these lower short-term interest rates by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk and reducing the rates paid on our interest-bearing liabilities. The Federal Reserve increased rates 150 basis points during the first half of 2022 resulting in a target rate range of 150 to 175 basis points. Most recently, on July 27, 2022, the Federal Reserve increased rates 75 basis points resulting in a current target rate range of 225 to 250 basis points. However, short-term and long-term treasury interest rates have remained flat and the rate curve has continued to become inverted recently, which may impact our ongoing net interest income and net interest margin.

Loan rates on variable loans have increased as the majority of such loans are indexed to the applicable prime rate (currently 4.75% at June 30, 2022), subject to underlying floors. With the latest increase in the federal funds rate, the majority of variable rate loans have increased with approximately $1 billion subject to floors as shown below on page 50. Subsequent to June 30, 2022, on July 28, 2022, the applicable prime rate increased to 5.50%.

During June 2022, we increased rates on each of the primary depository products in response to the increasing federal funds rate and expect those rates will continue to move upward in the foreseeable future. Additionally, we have approximately $1.1 billion of municipal and related deposits which are indexed to short-term treasury rates which have continued to increase with the changes in the applicable rate index.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (dollars in thousands, except percentages):

	Three-Months Ended June 30,
	2022			2021
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$290,250	$552	0.76%	$799,884	$215	0.11%
Taxable investment securities (2)	4,101,751	19,151	1.87	2,656,211	11,449	1.72
Tax-exempt investment securities (2)(3)	2,376,324	17,166	2.89	2,461,924	17,410	2.83
Loans (3)(4)	5,720,804	68,478	4.80	5,383,781	67,161	5.00
Total earning assets	12,489,129	$105,347	3.38%	11,301,800	$96,235	3.42%
Cash and due from banks	233,621			197,412
Bank premises and equipment, net	149,887			144,671
Other assets	193,308			95,575
Goodwill and other intangible assets, net	316,278			317,721
Allowance for credit losses	(67,383)			(63,097)
Total assets	$13,314,840			$11,994,082
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$7,049,041	$2,967	0.17%	$6,229,991	$1,560	0.10%
Short-term borrowings	730,477	232	0.13	527,669	93	0.07
Total interest-bearing liabilities	7,779,518	$3,199	0.16%	6,757,660	$1,653	0.10%
Noninterest-bearing deposits	4,064,207			3,439,683
Other liabilities	65,475			106,994
Total liabilities	11,909,200			10,304,337
Shareholders’ equity	1,405,640			1,689,745
Total liabilities and shareholders’ equity	$13,314,840			$11,994,082
Net interest income		$102,148			$94,582
Rate Analysis:
Interest income/earning assets			3.38%			3.42%
Interest expense/earning assets			(0.10)			(0.06)
Net interest margin			3.28%			3.36%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Includes tax equivalent yield adjustment of approximately $3.37 million and $3.63 million in the second quarters of 2022 and 2021, respectively, using an effective tax rate of 21% for both periods.
(4)
Nonaccrual loans are included in loans.

	Six-Months Ended June 30,
	2022			2021
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$231,941	$648	0.56%	$719,922	$377	0.11%
Taxable investment securities (2)	4,166,490	36,974	1.77	2,454,933	21,712	1.77
Tax-exempt investment securities (2)(3)	2,493,523	35,276	2.83	2,415,527	34,389	2.85
Loans (3)(4)	5,604,815	133,240	4.79	5,340,207	133,914	5.06
Total earning assets	12,496,769	$206,138	3.33%	10,930,589	$190,392	3.51%
Cash and due from banks	232,063			203,392
Bank premises and equipment, net	149,764			143,293
Other assets	152,715			96,931
Goodwill and other intangible assets, net	316,432			317,930
Allowance for credit losses	(65,488)			(65,153)
Total assets	$13,282,255			$11,626,982
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$6,973,967	$4,336	0.13%	$6,073,981	$3,255	0.11%
Short-term borrowings	755,755	433	0.12	492,341	184	0.08
Total interest-bearing liabilities	7,729,722	$4,769	0.12%	6,566,322	$3,439	0.11%
Noninterest-bearing deposits	3,946,483			3,278,067
Other liabilities	65,239			103,307
Total liabilities	11,741,444			9,947,696
Shareholders’ equity	1,540,811			1,679,286
Total liabilities and shareholders’ equity	$13,282,255			$11,626,982
Net interest income (tax equivalent)		$201,369			$186,953
Rate Analysis:
Interest income/earning assets			3.33%			3.51%
Interest expense/earning assets			(0.08)			(0.06)
Net interest margin			3.25%			3.45%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Includes tax equivalent yield adjustment of approximately $7.15 million and $7.18 million in the first six months of 2022 and 2021, respectively, using an effective tax rate of 21% for both periods.
(4)
Nonaccrual loans are included in loans.

Noninterest Income. Noninterest income for the second quarter of 2022 was $37.32 million compared to $34.67 million in the same quarter of 2021. Increases in certain categories of noninterest income included (i) trust fees of $1.05 million, (ii) service charges on deposit accounts of $1.11 million and, (iii) ATM, interchange and credit card fees of $715 thousand, (iv) net gain on sale of available-for-sale securities of $1.64 million and (v) recoveries of interest on previously charged-off or nonaccrual loans of $945 thousand when compared to the second quarter of 2021. Mortgage related income was $5.73 million in the second quarter of 2022 compared to $8.29 million in the second quarter of 2021 due to lower overall origination volumes. The increase in trust fees was driven mainly by the continued increase in oil and gas revenue. The increase in ATM, interchange and credit card fees were driven by continued growth in the number of net new accounts and debit cards issued and overall customer utilization.

Noninterest income for the six-month period ended June 30, 2022 was $72.20 million compared to $69.55 million compared to the same period in 2021. Increases in certain categories of noninterest income included (i) trust fees of $2.57 million, (ii) service charges on deposit accounts of $2.02 million, (iii) ATM, interchange and credit card fees of $1.57 million, (iv) net gain on sale of available-for-sale securities of $866 thousand, (v) net gain on sale of foreclosed assets of $1.05 million and (vi) recoveries of interest on previously charged-off or nonaccrual loans of $846 thousand when compared to the same period of 2021. Mortgage related income was $12.06 million for the six-month period ended June 30, 2022 compared to $18.19 million in the same period of 2021 due to lower overall origination volumes. The increase in trust fees was driven mainly by the continued increase in oil and gas revenue.

ATM and interchange fees are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. ATM and interchange fees consist of income from debit card usage, point of sale income for debit card transactions and ATM service fees. Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is limited to the sum of 21 cents per transaction plus 5 basis points multiplied by the value of the transaction. Management has estimated the impact of this reduction in interchange fees to approximate $18 million annually (pre-tax). Based on the applicable Federal Reserve rules, as amended, the Company became subject to the limitation effective July 1, 2022 and forward.

Table 3 - Noninterest Income (dollars in thousands):

	Three-Months Ended June 30,			Six-Months Ended June 30,
	2022	Increase (Decrease)	2021	2022	Increase (Decrease)	2021
Trust fees	$9,742	$1,050	$8,692	$19,559	$2,568	$16,991
Service charges on deposit accounts	6,038	1,110	4,928	11,744	2,023	9,721
ATM, interchange and credit card fees	10,568	715	9,853	20,096	1,566	18,530
Gain on sale and fees on mortgage loans	5,728	(2,563)	8,291	12,061	(6,124)	18,185
Net gain on sale of available-for-sale securities	1,648	1,643	5	1,679	866	813
Net gain on sale of foreclosed assets	18	17	1	1,102	1,046	56
Net gain on sale of assets	6	(68)	74	(4)	(223)	219
Interest on loan recoveries	1,649	945	704	1,932	846	1,086
Other:
Check printing fees	31	(2)	33	58	(9)	67
Safe deposit rental fees	189	(3)	192	478	(20)	498
Credit life fees	366	2	364	585	6	579
Brokerage commissions	401	44	357	775	73	702
Wire transfer fees	436	82	354	824	154	670
Miscellaneous income	497	(328)	825	1,309	(122)	1,431
Total other	1,920	(205)	2,125	4,029	82	3,947
Total Noninterest Income	$37,317	$2,644	$34,673	$72,198	$2,650	$69,548

Noninterest Expense. Total noninterest expense for the second quarter of 2022 was $58.33 million, a decrease of $1.04 million, or 1.75%, as compared to the same period of 2021. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio improved to 41.83% for the second quarter of 2022 compared to 45.94% for the same quarter in 2021.

Salaries, commissions and employee benefits for the second quarter of 2022 totaled $33.15 million, compared to $35.05 million for the same period in 2021. The net decrease reflected lower mortgage compensation expenses of $1.49 million and a decrease of $803 thousand in profit sharing expenses offset by annual merit-based and other market-based pay increases that were effective March 1, 2022 for the second quarter of 2022.

All other categories of noninterest expense for the second quarter of 2022 totaled $25.19 million, up from $24.33 million in the same quarter a year ago. Noninterest expense, excluding salary related costs, for the three-months ended June 30, 2022 increased primarily due to increases in FDIC insurance, deposit account charge-offs and interchange processing costs compared to the three-months ended June 30, 2021.

Total noninterest expense for the first six months of 2022 was $117.56 million, an increase of $460 thousand, or 0.39%, as compared to the same period of 2021. Our efficiency ratio for the first six months of 2022 was 42.97% compared to 45.65% for the same period in 2021.

Salaries, commissions and employee benefits for the first six months of 2022 totaled $67.29 million, compared to $69.98 million for the same period in 2021. The net decrease reflected lower mortgage compensation expenses of $2.89 million and a decrease of $1.50 million in profit sharing expenses offset by annual merit-based and other market-based pay increases that were effective March 1, 2022 for the first six months of 2022.

All other categories of noninterest expense for the first six months of 2022 totaled $50.27 million, up from $47.12 million in the same period a year ago. Noninterest expense, excluding salary related costs, for the six-months ended June 30, 2022, increased primarily due to increases in FDIC insurance, deposit account charge-offs and interchange processing costs compared to the six-months ended June 30, 2021.

Table 4 - Noninterest Expense (dollars in thousands):

	Three-Months Ended June 30,			Six-Months Ended June 30,
	2022	Increase (Decrease)	2021	2022	Increase (Decrease)	2021
Salaries and commissions	$25,772	$(1,106)	$26,878	$51,530	$(1,442)	$52,972
Medical	2,496	(259)	2,755	5,388	(207)	5,595
Profit sharing	1,307	(803)	2,110	2,905	(1,500)	4,405
401(k) match expense	942	15	927	1,924	34	1,890
Payroll taxes	1,719	6	1,713	3,887	43	3,844
Stock based compensation	911	248	663	1,651	380	1,271
Total salaries and employee benefits	33,147	(1,899)	35,046	67,285	(2,692)	69,977
Net occupancy expense	3,292	51	3,241	6,517	129	6,388
Equipment expense	2,346	169	2,177	4,603	262	4,341
FDIC assessment fees	904	138	766	1,773	306	1,467
ATM, interchange and credit card expense	3,201	162	3,039	6,169	358	5,811
Professional and service fees	2,191	(201)	2,392	4,415	(116)	4,531
Printing, stationery and supplies	501	12	489	1,041	227	814
Operational and other losses	782	248	534	1,378	557	821
Software amortization and expense	2,522	(307)	2,829	4,979	(469)	5,448
Amortization of intangible assets	320	(92)	412	640	(184)	824
Other:
Data processing fees	445	7	438	890	46	844
Postage	332	43	289	640	(26)	666
Advertising	739	134	605	1,439	113	1,326
Correspondent bank service charges	278	18	260	532	42	490
Telephone	754	(68)	822	1,519	(579)	2,098
Public relations and business development	815	28	787	1,608	154	1,454
Directors’ fees	629	33	596	1,349	137	1,212
Audit and accounting fees	513	32	481	1,025	39	986
Legal fees and other related costs	260	(649)	909	930	(501)	1,431
Regulatory exam fees	395	58	337	789	115	674
Travel	461	109	352	774	177	597
Courier expense	314	56	258	579	115	464
Other real estate owned	2	(9)	11	2	(37)	39
Other	3,190	886	2,304	6,682	2,287	4,395
Total other	9,127	678	8,449	18,758	2,082	16,676
Total Noninterest Expense	$58,333	$(1,041)	$59,374	$117,558	$460	$117,098

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. As of June 30, 2022, total loans held-for-investment were $5.88 billion, an increase of $489.61 million, as compared to December 31, 2021. Total PPP loans outstanding were $2.30 million at June 30, 2022, which are included in the Company’s commercial loan totals. PPP loan balances accounted for $4.55 million and $19.47 million in average balances for the three and six-months ended June 30, 2022.

As compared to year-end 2021 balances, total real estate loans increased $390.61 million, total commercial loans increased $25.53 million, agricultural loans decreased $7.67 million and total consumer loans increased $81.15 million. Loans averaged $5.72 billion for the second quarter of 2022, an increase of $337.02 million over the prior year second quarter average balances. Loans averaged $5.60 billion for the first six months of 2022, an increase of $264.61 million from the prior year six-month period average balances.

Our loan portfolio segments include C&I, Municipal, Agricultural, Construction and Development, Farm, Non-Owner Occupied and Owner Occupied CRE, Residential, Consumer Auto and Consumer Non-Auto. This segmentation allows for a more precise pooling of loans with similar credit risk characteristics and credit monitor procedures for the Company’s calculation of its allowance for credit losses.

The loans originated as a result of the Company’s participation in the PPP program are included in the C&I loan portfolio segment as of June 30, 2022 and 2021, and December 31, 2021.

Table 5 outlines the composition of the Company’s held-for-investment loans by portfolio segment.

Table 5 - Composition of Loans Held-for-Investment (dollars in thousands):

	June 30,		December 31,
	2022	2021	2021
Commercial:
C&I *	$839,928	$983,103	$837,075
Municipal	200,577	179,356	177,905
Total Commercial	1,040,505	1,162,459	1,014,980
Agricultural	90,420	95,212	98,089
Real Estate:
Construction & Development	928,644	550,928	749,793
Farm	250,028	185,288	217,220
Non-Owner Occupied CRE	636,432	673,608	623,434
Owner Occupied CRE	909,899	820,055	821,653
Residential	1,412,125	1,328,474	1,334,419
Total Real Estate	4,137,128	3,558,353	3,746,519
Consumer:
Auto	468,147	383,764	405,416
Non-Auto	142,382	104,814	123,968
Total Consumer	610,529	488,578	529,384
Total	$5,878,582	$5,304,602	$5,388,972

* All disclosures for the C&I loan segment include PPP loan balances, net of deferred fees and costs, as disclosed on the face of the consolidated balance sheet.

Loans held-for-sale, consisting of secondary market mortgage loans, totaled $26.45 million, $61.80 million, and $37.81 million at June 30, 2022 and 2021, and December 31, 2021, respectively. At June 30, 2022 and 2021, and December 31, 2021, $2.60 million, $5.55 million and $3.69 million, respectively, are valued using the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

The following tables summarize maturity information of our loan portfolio as of June 30, 2022. The table also presents the portions of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

Maturity Distribution and Interest Sensitivity of Loans at June 30, 2022 (dollars in thousands):

Total Loans Held-for-Investment:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$310,414	$416,815	$88,800	$21,598	$837,627
PPP	—	2,301	—	—	2,301
Municipal	4,139	48,569	111,026	36,843	200,577
Total Commercial	314,553	467,685	199,826	58,441	1,040,505
Agricultural	67,765	20,852	1,803	—	90,420
Real Estate:
Construction & Development	462,479	178,723	174,936	112,506	928,644
Farm	23,092	24,805	131,929	70,202	250,028
Non-Owner Occupied CRE	22,048	165,880	316,298	132,206	636,432
Owner Occupied CRE	30,382	203,760	466,544	209,213	909,899
Residential	115,259	100,270	646,545	550,051	1,412,125
Total Real Estate	653,260	673,438	1,736,252	1,074,178	4,137,128
Consumer:
Auto	5,707	439,885	22,555	—	468,147
Non-Auto	25,802	96,053	14,464	6,063	142,382
Total Consumer	31,509	535,938	37,019	6,063	610,529
Total	$1,067,087	$1,697,913	$1,974,900	$1,138,682	$5,878,582
% of Total Loans	18.15%	28.88%	33.60%	19.37%	100.00%

Loans with fixed interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$55,587	$244,429	$8,168	$—	$308,184
PPP	—	2,301	—	—	2,301
Municipal	3,670	47,112	87,847	7,594	146,223
Total Commercial	59,257	293,842	96,015	7,594	456,708
Agricultural	7,877	13,654	515	—	22,046
Real Estate:
Construction & Development	176,235	82,124	47,485	458	306,302
Farm	5,823	19,740	73,397	949	99,909
Non-Owner Occupied CRE	8,591	111,167	71,950	—	191,708
Owner Occupied CRE	14,916	143,508	52,110	224	210,758
Residential	40,910	83,609	428,792	37,809	591,120
Total Real Estate	246,475	440,148	673,734	39,440	1,399,797
Consumer:
Auto	5,707	439,885	22,555	—	468,147
Non-Auto	20,527	94,191	14,044	5,682	134,444
Total Consumer	26,234	534,076	36,599	5,682	602,591
Total	$339,843	$1,281,720	$806,863	$52,716	$2,481,142
% of Total Loans	5.78%	21.80%	13.73%	0.90%	42.21%

Loans with variable interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$254,827	$172,386	$80,632	$21,598	$529,443
PPP	—	—	—	—	—
Municipal	469	1,457	23,179	29,249	54,354
Total Commercial	255,296	173,843	103,811	50,847	583,797
Agricultural	59,888	7,198	1,288	—	68,374
Real Estate:
Construction & Development	286,244	96,599	127,451	112,048	622,342
Farm	17,269	5,065	58,532	69,253	150,119
Non-Owner Occupied CRE	13,457	54,713	244,348	132,206	444,724
Owner Occupied CRE	15,466	60,252	414,434	208,989	699,141
Residential	74,349	16,661	217,753	512,242	821,005
Total Real Estate	406,785	233,290	1,062,518	1,034,738	2,737,331
Consumer:
Auto	—	—	—	—	—
Non-Auto	5,275	1,862	420	381	7,938
Total Consumer	5,275	1,862	420	381	7,938
Total	$727,244	$416,193	$1,168,037	$1,085,966	$3,397,440
% of Total Loans	12.37%	7.08%	19.87%	18.47%	57.79%

Of the $3.40 billion of variable interest rate loans shown above, loans totaling $1.34 billion mature or reprice over the next twelve months. Of this amount, approximately $1 billion will reprice immediately upon changes in the underlying index rate (primarily U.S. prime rate) with the remaining $300 million being subject to floors above the current index (however, with the recent 75 basis point increase in prime rate the majority of these are now at or above their stated floors).

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $25.52 million at June 30, 2022, as compared to $30.11 million at June 30, 2021 and $34.16 million at December 31, 2021. As a percent of loans held-for-investment and foreclosed assets, these assets were 0.43% at June 30, 2022, as compared to 0.57% at June 30, 2021 and 0.63% at December 31, 2021. As a percent of total assets, these assets were 0.19% at June 30, 2022, as compared to 0.24% at June 30, 2021 and 0.26% at December 31, 2021. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at June 30, 2022.

Table 6 – Nonaccrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (dollars in thousands, except percentages):

	June 30,		December 31,
	2022	2021	2021
Nonaccrual loans	$25,475	$29,786	$31,652
Loans still accruing and past due 90 days or more	22	—	8
Troubled debt restructured loans*	20	23	21
Nonperforming loans	25,517	29,809	31,681
Foreclosed assets	—	305	2,477
Total nonperforming assets	$25,517	$30,114	$34,158
As a % of loans held-for-investment and foreclosed assets	0.43%	0.57%	0.63%
As a % of total assets	0.19	0.24	0.26

* Troubled debt restructured loans of $2.24 million, $7.31 million and $6.72 million, respectively, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in nonaccrual loans as of June 30, 2022 and 2021, and December 31, 2021, respectively.

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

The provision for loan losses of $4.10 million for the three-months ended June 30, 2022 is combined with the provision for unfunded commitments of $1.25 million and reported in the aggregate of $5.35 million under the provision for credit losses in the consolidated statements of earnings for the three-months ended June 30, 2022. The provision for loan losses of $7.85 million for the six-months ended June 30, 2022 is combined with the provision for unfunded commitments of $2.28 million and reported in the aggregate of $10.13 million under the provision for credit losses in the consolidated statements of earnings for the six-months ended June 30, 2022. The increase in the Company's provision for credit losses during the second quarter of 2022 was primarily driven by strong organic loan growth and a slight decline in the projected economic forecast.

The $1.04 million reversal of the provision for loan losses for the three-months ended June 30, 2021 is combined with the reversal of the provision for unfunded commitments of $167 thousand and reported in the aggregate of a reversal of $1.21 million under the provision for credit losses for the three-months ended June 30, 2021. The $4.47 million reversal of the provision for loan losses for the six-months ended June 30, 2021 is combined with the provision for unfunded commitments $1.27 million and reported in the net aggregate reversal of $3.20 million under the provision for credit losses for the six-months ended June 30, 2021. The increase in the Company's provision for credit losses during the first half of 2022 was primarily driven by strong organic loan growth and a slight decline in the projected economic forecast.

As a percent of average loans, net loan recoveries were 0.06% for the second quarter of 2022, as compared to 0.02% for the second quarter of 2021. As a percent of average loans, net loan recoveries were 0.02% for the first half of 2022, as compared to net charge-offs of zero percent for the first half of 2021. The allowance for credit losses as a percent of loans held-for-investment was 1.22% as of June 30, 2022, as compared to 1.17% and 1.18% as of June 30, 2021 and December 31, 2021, respectively.

Table 7 - Loan Loss Experience and Allowance for Credit Losses (dollars in thousands, except percentages):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2022	2021	2022	2021
Allowance for credit losses at period-end	$71,932	$62,138	$71,932	$62,138
Loans held-for-investment at period-end	5,878,582	5,304,602	5,878,582	5,304,602
Average loans for period	5,720,804	5,383,781	5,604,815	5,340,207
Net charge-offs (recoveries)/average loans (annualized)	(0.06)%	(0.02)%	(0.02)%	—
Allowance for loan losses/period-end loans held-for-investment	1.22%	1.17%	1.22%	1.17%
Allowance for loan losses/nonaccrual loans, past due 90 days still accruing and restructured loans	281.90%	208.45%	281.90%	208.45%

Interest-Bearing Demand Deposits in Banks. The Company had interest-bearing deposits in banks of $222.90 million at June 30, 2022 compared to $654.53 million at June 30, 2021 and $323.54 million at December 31, 2021, respectively. At June 30, 2022, interest-bearing deposits in banks included $222.46 million maintained at the Federal Reserve Bank of Dallas and $443 thousand on deposit with the FHLB.

Available-for-Sale Securities. At June 30, 2022, securities with a fair value of $6.22 billion were classified as securities available-for-sale. As compared to December 31, 2021, the available-for-sale portfolio at June 30, 2022 reflected (i) an increase of $359.52 million in U.S. Treasury securities, (ii) a decrease of $508.87 million in obligations of states and political subdivisions, (iii) an increase of $36.05 million and in corporate bonds and other securities, and (iv) a decrease of $244.84 million in mortgage-backed securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See the below table and Note 2 to the Consolidated Financial Statements (unaudited) for additional disclosures relating to the maturities and fair values of the investment portfolio at June 30, 2022 and 2021, and December 31, 2021.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at June 30, 2022 (dollars in thousands, except percentages):

	Maturing by Contractual Maturity
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$—	—%	$486,358	1.86%	$—	—%	$—	—%	$486,358	1.86%
Obligations of states and political subdivisions	139,895	4.38	504,141	3.76	1,450,796	2.59	149,772	2.76	2,244,604	2.98
Corporate bonds and other securities	4,078	1.17	58,235	2.93	42,032	1.96	—	—	104,345	2.47
Mortgage-backed securities	95,667	2.47	1,731,459	1.88	1,137,913	1.79	414,690	2.22	3,379,729	1.91
Total	$239,640	3.56%	$2,780,193	2.24%	$2,630,741	2.24%	$564,462	2.36%	$6,215,036	2.30%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 21%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.

As of June 30, 2022, the investment portfolio had an overall tax equivalent yield of 2.30%, a weighted average life of 5.94 years and modified duration of 5.14 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $11.12 billion as of June 30, 2022, as compared to $9.78 billion as of June 30, 2021 and $10.57 billion as of December 31, 2021.

Table 9 provides a breakdown of average deposits and rates paid over the three and six month periods ended June 30, 2022 and 2021, respectively.

Table 9 - Composition of Average Deposits (dollars in thousands, except percentages):

	Three-Months Ended June 30,
	2022		2021
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$4,064,207	—%	$3,439,683	—%
Interest-bearing deposits:
Interest-bearing checking	3,690,920	0.22	3,045,255	0.08
Savings and money market accounts	2,911,318	0.10	2,705,925	0.08
Time deposits under $250,000	303,759	0.19	319,705	0.28
Time deposits of $250,000 or more	143,044	0.28	159,106	0.50
Total interest-bearing deposits	7,049,041	0.17%	6,229,991	0.10%
Total average deposits	$11,113,248		$9,669,674
Total cost of deposits		0.11%		0.06%

	Six-Months Ended June 30,
	2022		2021
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,946,483	—%	$3,278,067	—%
Interest-bearing deposits:
Interest-bearing checking	3,656,398	0.15	2,973,933	0.08
Savings and money market accounts	2,868,000	0.08	2,621,171	0.09
Time deposits under $250,000	305,926	0.20	322,217	0.31
Time deposits of $250,000 or more	143,643	0.28	156,660	0.55
Total interest-bearing deposits	6,973,967	0.13%	6,073,981	0.11%
Total average deposits	$10,920,450		$9,352,048
Total cost of deposits		0.08%		0.07%

The estimated amount of uninsured and uncollateralized deposits including related accrued and unpaid is approximately $4.11 billion as of June 30, 2022.

Borrowings. Included in borrowings were federal funds purchased, securities sold under repurchase agreements, advances from the FHLB and other borrowings of $768.36 million, $549.97 million and $671.15 million at June 30, 2022 and 2021, and December 31, 2021, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowings. The average balance of federal funds purchased, securities sold under repurchase agreements, advances from the FHLB and other borrowings were $730.48 million and $527.67 million in the second quarters of 2022 and 2021, respectively. The weighted average interest rates paid on these borrowings were 0.13% and 0.07% for the second quarters of 2022 and 2021, respectively. The average balance of federal funds purchased, securities sold under repurchase agreements, advances from the FHLB and other borrowings were $755.76 million and $492.34 million for the six-months ended June 30, 2022 and June 30, 2021, respectively. The weighted average interest rates paid on these borrowings were 0.12% and 0.08% for the six-month periods ended June 30, 2022 and June 30, 2021, respectively.

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

	Percentage change in net interest income:
Change in interest rates:	June 30,		December 31,
(in basis points)	2022	2021	2021
+400	7.34%	11.19%	10.56%
+300	5.80%	8.94%	8.52%
+200	4.36%	6.41%	6.13%
+100	2.63%	3.57%	3.42%
-100	(2.85)%	(4.98)%	(5.64)%
-200	(6.67)%	(7.85)%	(9.06)%

The results for the net interest income simulations as of June 30, 2022 and 2021, and December 31, 2021 resulted in an asset sensitive position. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

The fair value of our investment securities classified as available-for-sale totaled $6.22 billion at June 30, 2022. During the six months ended June 30, 2022, the corresponding unrealized gain before taxes on the portfolio of $125.67 million at December 31, 2021, moved into an unrealized loss before taxes of $507.30 million at June 30, 2022, which is recorded net of taxes in accumulated other comprehensive earnings (loss) in shareholders' equity. The unrealized gains or losses, net of taxes, on the portfolio are excluded from the calculation of all regulatory capital ratios. The changes in the fair value were driven by increases in interest rates based on expected actions by the Federal Reserve Board and other market conditions. The overall valuation of the portfolio is most correlated to the 5-year U.S. Treasury rates based on the composition and duration of the portfolio. At June 30, 2022, the 5-year U.S. Treasury rate was 3.01% compared to 1.26% at December 31, 2021, representing a 175 basis point increase during the first six months of 2022. As of June 30, 2022, an additional 100 basis point increase in the 5-year U.S. Treasury rate would result in an increase to unrealized losses by approximately $300 million before taxes, while a 100 basis point decrease in the same rate would result in a decrease to unrealized losses by approximately $270 million before taxes. We currently have the ability to hold these securities based on our overall liquidity and intent to hold the portfolio.

Capital and Liquidity

Capital. We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $1.33 billion, or 10.02% of total assets at June 30, 2022, as compared to $1.72 billion, or 13.95% of total assets at June 30, 2021, and $1.76 billion, or 13.43% of total assets at December 31, 2021. Included in shareholders’ equity at June 30, 2022 were $400.51 million in unrealized losses on investment securities available-for-sale, net of related income taxes. Included in shareholders' equity at June 30, 2021 and December 31, 2021 were $136.49 million and $99.25 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes, although such amount is excluded from and does not impact regulatory capital. For the second quarter of 2022, total shareholders’ equity averaged $1.41 billion, or 10.56% of average assets, as compared to $1.69 billion, or 14.09% of average assets, during the same period in 2021. For the first six months of 2022, total shareholders’ equity averaged $1.54 billion, or 11.60% of average assets, as compared to $1.68 billion, or 14.44% of average assets, during the same period in 2021.

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

As of June 30, 2022 and 2021, and December 31, 2021, we had a total risk-based capital ratio of 19.54%, 21.12% and 20.34%, a Tier 1 capital to risk-weighted assets ratio of 18.50%, 20.04% and 19.35%; a common equity Tier 1 to risk-weighted assets ratio of 18.50%, 20.04% and 19.35% and a Tier 1 leverage ratio of 10.65%, 11.10% and 11.13%, respectively. The regulatory capital ratios as of June 30, 2022 and 2021, and December 31, 2021 were calculated under Basel III rules.

The regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of June 30, 2022:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,507,098	19.54%	$809,783	10.50%	$771,222	10.00%
First Financial Bank, N.A	$1,379,750	17.93%	$808,070	10.50%	$769,591	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,426,448	18.50%	$655,538	8.50%	$462,733	6.00%
First Financial Bank, N.A	$1,299,100	16.88%	$654,152	8.50%	$615,672	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,426,448	18.50%	$539,855	7.00%	—	N/A
First Financial Bank, N.A	$1,299,100	16.88%	$538,713	7.00%	$500,234	6.50%
Leverage Ratio:
Consolidated	$1,426,448	10.65%	$535,975	4.00%	—	N/A
First Financial Bank, N.A	$1,299,100	9.73%	$534,178	4.00%	$667,723	5.00%

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of June 30, 2021:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,347,772	21.12%	$669,931	10.50%	$638,030	10.00%
First Financial Bank, N.A	$1,227,741	19.28%	$668,612	10.50%	$636,773	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,278,883	20.04%	$542,325	8.50%	$382,818	6.00%
First Financial Bank, N.A	$1,158,852	18.20%	$541,257	8.50%	$509,418	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,278,883	20.04%	$446,621	7.00%	—	N/A
First Financial Bank, N.A	$1,158,852	18.20%	$445,741	7.00%	$413,902	6.50%
Leverage Ratio:
Consolidated	$1,278,883	11.10%	$460,851	4.00%	—	N/A
First Financial Bank, N.A	$1,158,852	10.09%	$459,483	4.00%	$574,353	5.00%

	Actual		Minimum Capital Required Basel III		Required to be Considered Well- Capitalized
As of December 31, 2021:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,425,907	20.34%	$736,003	10.50%	$700,955	10.00%
First Financial Bank, N.A	$1,258,965	17.99%	$734,604	10.50%	$699,623	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,356,006	19.35%	$595,812	8.50%	$420,573	6.00%
First Financial Bank, N.A	$1,189,064	17.00%	$594,679	8.50%	$559,698	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,356,006	19.35%	$490,669	7.00%	—	N/A
First Financial Bank, N.A	$1,189,064	17.00%	$489,736	7.00%	$454,755	6.50%
Leverage Ratio:
Consolidated	$1,356,006	11.13%	$487,459	4.00%	—	N/A
First Financial Bank, N.A	$1,189,064	9.79%	$485,926	4.00%	$607,407	5.00%

In connection with the adoption of the Basel III regulatory capital framework, our subsidiary bank made the election to continue to exclude accumulated other comprehensive income from available-for-sale securities (“AOCI”) from capital in connection with its quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

Liquidity. Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and other borrowings (see below) and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures in June 2023 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At June 30, 2022, there were no amounts drawn on these lines of credit. Our subsidiary bank also has (i) an available line of credit with the FHLB totaling $2.09 billion at June 30, 2022, secured by portions of our loan portfolio and certain investment securities and (ii) access to the Federal Reserve Bank of Dallas lending program secured by portions of certain investment securities. At June 30, 2022, the Company did not have any balances under this line of credit.

The Company renewed its loan agreement, effective June 30, 2021, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2023, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2023. If a balance exists at June 30, 2023, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at The Wall Street Journal Prime Rate. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 36% (low) in 2021 and 2020 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at June 30, 2022. There was no outstanding balance under the line of credit as of June 30, 2022 and 2021, or December 31, 2021.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $89.10 million at June 30, 2022, investment securities which totaled $2.26 million at June 30, 2022 and mature over 8 to 9 years, available dividends from our subsidiaries which totaled $375.31 million at June 30, 2022, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of June 30, 2022, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. We are monitoring closely the economic impact of the coronavirus on our customers and the communities we serve. Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

Off-Balance Sheet (“OBS”)/Reserve for Unfunded Commitments. We are a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our consolidated balance sheets. At June 30, 2022, the Company’s reserve for unfunded commitments totaled $8.72 million which is recorded in other liabilities.

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

Table 10 – Commitments as of June 30, 2022 (in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$1,020,918
Unfunded commitments to extend credit	845,774
Standby letters of credit	37,986
Total commercial commitments	$1,904,678

We believe we have no other OBS arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements. The above table does not include balances related to the Company’s IRLC and forward mortgage-backed security trades.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At June 30, 2022, $375.31 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $7.50 million and $9.00 million for the six-months ended June 30, 2022 and 2021, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 35% to 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 39.23% and 35.18% of net earnings for the first six months of 2022 and 2021, respectively. Given our current capital position, projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy. On April 26, 2022, the Board of Directors declared a $0.17 per share cash dividend for the second quarter of 2022, a 13.33% increase over the dividend declared in the second quarter of 2021. The record date for this dividend was June 16, 2022, payable on July 1, 2022 (although such amount was prefunded with our transfer agent prior to June 30, 2022).

Our bank subsidiary, which is a national banking association and a member of the Federal Reserve System, is required by federal law to obtain the prior approval of the OCC to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (i) such bank’s net profits (as defined and interpreted by regulation) for that year plus (ii) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus.

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

Item 4. Controls and Procedures.

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchase of Common Stock

On July 27, 2021, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 common shares through July 31, 2023. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades, or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Subsequent to July 27, 2021 and through June 30, 2022, 191,987 shares were repurchased and retired totaling $7,405,000 under this repurchase plan.

The following table presents shares that have been repurchased under the Company's repurchase program:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announce plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2022 through April 30, 2022	-	$-	-	5,000,000
May 1, 2022 through May 31, 2022	-	$-	-	5,000,000
June 1, 2022 through June 30, 2022	191,987	$38.5314	191,987	4,808,013
Total	191,987	$38.5314	191,987	4,808,013

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

First Financial Bankshares, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2023 (incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K filed July 29, 2022.)++

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.+

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.+

101.INS	—	Inline XBRL Instance Document.- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document.*

104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

FIRST FINANCIAL BANKSHARES, INC.
Date: August 2, 2022	By:	/s/ F. Scott Dueser
F. Scott Dueser
Chairman of the Board, President and Chief Executive Officer

Date: August 2, 2022	By:	/s/ James R. Gordon
James R. Gordon
Executive Vice President and
Chief Financial Officer, Secretary and Treasurer