Form 10-Q
period 2022-09-30
FIRST FINANCIAL BANKSHARES INC
filed 2022-11-02
CIK 36029

2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 2, 2022
Common Stock, $0.01 par value per share	142,641,666

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. and Subsidiaries (the “Company” or “we”) at September 30, 2022 and 2021 (unaudited), and December 31, 2021, and the consolidated statements of earnings, comprehensive earnings (loss) and shareholders’ equity for the three and nine-months ended September 30, 2022 and 2021 (unaudited), and the consolidated statements of cash flows for the nine-months ended September 30, 2022 and 2021 (unaudited) and notes to consolidated financial statements (unaudited), follow on pages 4 through 41.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30,		December 31,
	2022	2021	2021
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$227,298	$201,901	$205,053
INTEREST-BEARING DEMAND DEPOSITS IN BANKS	138,484	359,241	323,535
Total cash and cash equivalents	365,782	561,142	528,588
SECURITIES AVAILABLE-FOR-SALE, at fair value (amortized cost of these securities was $6,546,471, $5,981,374 and $6,447,510 as of September 30, 2022 and 2021, and December 31, 2021, respectively)	5,745,443	6,119,984	6,573,179
LOANS:
Held-for-investment, excluding PPP loans	6,255,286	5,147,160	5,336,179
PPP loans	202	139,334	52,793
Total loans held-for-investment	6,255,488	5,286,494	5,388,972
Less—allowance for credit losses	(74,108)	(63,370)	(63,465)
Net loans held-for-investment	6,181,380	5,223,124	5,325,507
Held-for-sale ($15,892, $46,081 and $34,122 at fair value at September 30, 2022 and 2021, and December 31, 2021, respectively)	18,815	47,721	37,810
BANK PREMISES AND EQUIPMENT, net	152,646	147,516	149,764
INTANGIBLE ASSETS, net	315,833	317,170	316,779
OTHER ASSETS	330,445	126,601	170,834
Total assets	$13,110,344	$12,543,258	$13,102,461
LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$4,200,792	$3,574,405	$3,780,230
INTEREST-BEARING DEPOSITS	6,941,326	6,318,712	6,786,258
Total deposits	11,142,118	9,893,117	10,566,488
BORROWINGS	774,581	648,679	671,152
TRADE DATE PAYABLE	—	174,236	—
OTHER LIABILITIES	61,030	93,491	105,597
Total liabilities	11,977,729	10,809,523	11,343,237
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
COMMON STOCK — ($0.01 par value, authorized 200,000,000 shares; 142,628,163, 142,467,687 and 142,532,116 shares issued at September 30, 2022 and 2021, and December 31, 2021, respectively)	1,426	1,425	1,425
CAPITAL SURPLUS	676,067	675,139	676,871
RETAINED EARNINGS	1,087,543	947,724	981,675
TREASURY STOCK (shares at cost: 933,152, 937,803 and 936,897 at September 30, 2022 and 2021, and December 31, 2021, respectively)	(10,907)	(9,876)	(10,090)
DEFERRED COMPENSATION	10,907	9,876	10,090
ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS), net	(632,421)	109,447	99,253
Total shareholders’ equity	1,132,615	1,733,735	1,759,224
Total liabilities and shareholders’ equity	$13,110,344	$12,543,258	$13,102,461

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS—(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2022	2021	2022	2021
INTEREST INCOME:
Interest and fees on loans	$77,523	$70,588	$210,180	$203,902
Interest on investment securities:
Taxable	20,799	12,122	57,772	33,834
Exempt from federal income tax	12,974	14,249	41,686	42,058
Interest on federal funds sold and interest-bearing demand deposits in banks	1,432	239	2,080	616
Total interest income	112,728	97,198	311,718	280,410
INTEREST EXPENSE:
Interest on deposits	8,788	1,340	13,123	4,595
Interest on borrowings	784	76	1,217	260
Total interest expense	9,572	1,416	14,340	4,855
Net interest income	103,156	95,782	297,378	275,555
PROVISION FOR CREDIT LOSSES	3,221	—	13,353	(3,203)
Net interest income after provision for credit losses	99,935	95,782	284,025	278,758
NONINTEREST INCOME:
Trust fees	10,314	9,484	29,873	26,475
Service charges on deposit accounts	6,399	5,673	18,143	15,394
Debit card fees	5,587	9,198	24,381	26,552
Credit card fees	651	595	1,953	1,771
Gain on sale and fees on mortgage loans	4,070	8,788	16,131	26,973
Net gain on sale of available-for-sale securities	334	1	2,013	814
Net gain on sale of foreclosed assets	349	27	1,451	83
Net gain (loss) on sale of other assets	526	(6)	522	213
Interest on loan recoveries	664	1,746	2,596	2,832
Other	2,049	2,220	6,078	6,166
Total noninterest income	30,943	37,726	103,141	107,273
NONINTEREST EXPENSE:
Salaries, commissions and employee benefits	33,892	37,090	101,177	107,067
Net occupancy expense	3,440	3,288	9,957	9,676
Equipment expense	2,396	2,450	6,999	6,791
FDIC insurance premiums	917	815	2,690	2,282
Debit card expense	3,013	2,929	9,177	8,736
Professional and service fees	2,219	2,406	6,635	6,936
Printing, stationery and supplies	600	432	1,641	1,246
Operational and other losses	869	1,087	2,247	1,908
Software amortization and expense	2,564	2,855	7,543	8,303
Amortization of intangible assets	306	398	946	1,222
Other	9,226	9,189	27,988	25,869
Total noninterest expense	59,442	62,939	177,000	180,036
EARNINGS BEFORE INCOME TAXES	71,436	70,569	210,166	205,995
INCOME TAX EXPENSE	12,095	11,641	34,359	33,770
NET EARNINGS	$59,341	$58,928	$175,807	$172,225
NET EARNINGS PER SHARE, BASIC	$0.42	$0.41	$1.23	$1.21
NET EARNINGS PER SHARE, DILUTED	$0.41	$0.41	$1.23	$1.20
DIVIDENDS PER SHARE	$0.17	$0.15	$0.49	$0.43

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) —(UNAUDITED)

(Dollars in thousands)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2022	2021	2022	2021
NET EARNINGS	$59,341	$58,928	$175,807	$172,225
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for- sale, before income taxes	(293,219)	(34,224)	(924,157)	(76,335)
Reclassification adjustment for realized gains (loss) on investment securities included in net earnings, before income taxes	(334)	(1)	(2,013)	(814)
Total other items of comprehensive earnings (loss)	(293,553)	(34,225)	(926,170)	(77,149)
Income tax benefit (expense) related to:
Change in unrealized gain (loss) on investment securities available-for- sale	61,576	7,186	194,073	16,029
Reclassification adjustment for realized gains (loss) on investment securities included in net earnings	70	—	423	172
Total income tax benefit (expense)	61,646	7,186	194,496	16,201
COMPREHENSIVE EARNINGS (LOSS)	$(172,566)	$31,889	$(555,867)	$111,277

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock				Treasury Stock			Accumulated Other	Total
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amounts	Deferred Compensation	Comprehensive Earnings (Loss)	Shareholders’ Equity
Balances at June 30, 2021 (unaudited)	142,359,774	$1,424	$672,288	$910,171	(938,629)	$(9,641)	$9,641	$136,486	$1,720,369
Net earnings (unaudited)	—	—	—	58,928	—	—	—	—	58,928
Stock option exercises (unaudited)	107,796	1	2,057	—	—	—	—	—	2,058
Restricted stock grant/forfeiture, net (unaudited)	117	—	498	—	—	—	—	—	498
Cash dividends declared, $0.15 per share (unaudited)	—	—	—	(21,375)	—	—	—	—	(21,375)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(27,039)	(27,039)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	826	(235)	235	—	—
Stock option expense (unaudited)	—	—	296	—	—	—	—	—	296
Balances at September 30, 2021 (unaudited)	142,467,687	1,425	675,139	947,724	(937,803)	(9,876)	9,876	109,447	1,733,735
Balances at June 30, 2022 (unaudited)	142,586,601	$1,426	$675,653	$1,052,453	(937,924)	$(10,656)	$10,656	$(400,514)	$1,329,018
Net earnings (unaudited)	—	—	—	59,341	—	—	—	—	59,341
Stock option exercises (unaudited)	87,739	—	1,628	—	—	—	—	—	1,628
Restricted stock grant/forfeiture, net (unaudited)	6,395	—	471	—	—	—	—	—	471
Cash dividends declared, $0.17 per share (unaudited)	—	—	—	(24,251)	—	—	—	—	(24,251)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(231,907)	(231,907)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	4,772	(251)	251	—	—
Stock option expense (unaudited)	—	—	359	—	—	—	—	—	359
Shares repurchased under stock repurchase authorization (unaudited)	(52,572)	—	(2,044)	—	—	—	—	—	(2,044)
Balances at September 30, 2022 (unaudited)	142,628,163	$1,426	$676,067	$1,087,543	(933,152)	$(10,907)	$10,907	$(632,421)	$1,132,615

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock				Treasury Stock			Accumulated Other	Total
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amounts	Deferred Compensation	Comprehensive Earnings (Loss)	Shareholders’ Equity
Balances at December 31, 2020	142,161,834	$1,422	$669,644	$836,729	(938,591)	$(9,126)	$9,126	$170,395	$1,678,190
Net earnings (unaudited)	—	—	—	172,225	—	—	—	—	172,225
Stock option exercises (unaudited)	273,167	3	4,673	—	—	—	—	—	4,676
Restricted stock grant/forfeiture, net (unaudited)	32,686	—	(165)	—	—	—	—	—	(165)
Cash dividends declared, $0.43 per share (unaudited)	—	—	—	(61,230)	—	—	—	—	(61,230)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(60,948)	(60,948)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	788	(750)	750	—	—
Stock option expense (unaudited)	—	—	987	—	—	—	—	—	987
Balances at September 30, 2021 (unaudited)	142,467,687	1,425	675,139	947,724	(937,803)	(9,876)	9,876	109,447	1,733,735
Balances at December 31, 2021	142,532,116	$1,425	$676,871	$981,675	(936,897)	$(10,090)	$10,090	$99,253	$1,759,224
Net earnings (unaudited)	—	—	—	175,807	—	—	—	—	175,807
Stock option exercises (unaudited)	322,324	3	5,971	—	—	—	—	—	5,974
Restricted stock grant/forfeiture, net (unaudited)	18,282	—	1,681	—	—	—	—	—	1,681
Cash dividends declared, $0.49 per share (unaudited)	—	—	—	(69,939)	—	—	—	—	(69,939)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(731,674)	(731,674)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	3,745	(817)	817	—	—
Stock option expense (unaudited)	—	—	991	—	—	—	—	—	991
Shares repurchased under stock repurchase authorization (unaudited)	(244,559)	(2)	(9,447)	—	—	—	—	—	(9,449)
Balances at September 30, 2022 (unaudited)	142,628,163	$1,426	$676,067	$1,087,543	(933,152)	$(10,907)	$10,907	$(632,421)	$1,132,615

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)

(Dollars in thousands)

	Nine-Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$175,807	$172,225
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,589	9,746
Provision for credit losses	13,353	(3,203)
Securities premium amortization, net	55,355	48,333
Discount accretion on purchased loans	(1,119)	(1,771)
Gain on sale of securities and other assets, net	(3,986)	(1,110)
Change in loans held-for-sale	17,967	34,562
Change in other assets	13,508	6,308
Change in other liabilities	(26,068)	780
Total adjustments	78,599	93,645
Net cash provided by operating activities	254,406	265,870
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	205,444	10,631
Maturities	2,773,665	8,270,218
Purchases	(3,131,413)	(9,972,985)
Net increase in loans held-for-investment	(862,636)	(110,404)
Purchases of bank premises and equipment	(11,970)	(14,282)
Proceeds from sale of bank premises and equipment and other assets	1,186	785
Net cash used in investing activities	(1,025,724)	(1,816,037)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	420,562	591,708
Net increase in interest-bearing deposits	155,068	625,592
Net increase in borrowings	103,429	218,586
Common stock transactions:
Proceeds from stock option exercises	5,974	4,673
Dividends paid	(67,072)	(58,334)
Repurchases of stock	(9,449)	—
Net cash provided by financing activities	608,512	1,382,225
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(162,806)	(167,942)
CASH AND CASH EQUIVALENTS, beginning of period	528,588	729,084
CASH AND CASH EQUIVALENTS, end of period	$365,782	$561,142
SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$14,067	$4,938
Federal income taxes paid	33,050	31,073
Transfer of loans to other real estate	—	296
Investment securities purchased but not settled	—	174,236
Restricted stock grant (forfeiture)	1,681	(165)

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company,” “we” or “us”) is a financial holding company which owns all of the capital stock of one bank with 78 locations located in Texas as of September 30, 2022. The Company’s subsidiary bank is First Financial Bank, N.A. The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which First Financial Bank, N.A. is located. In addition, the Company also owns First Financial Trust & Asset Management Company, N.A., First Financial Insurance Agency, Inc., First Technology Services, Inc. and FB Investment Paris Fund, LLC.

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

Stock Repurchase

On July 27, 2021, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 common shares through July 31, 2023. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades, or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Subsequent to July 27, 2021 and through September 30, 2022, 244,559 shares were repurchased and retired at an average price of $38.61.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of securities and report accrued interest separately in other assets on the consolidated balance sheets. A security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to securities reversed against interest income for the three and nine-months ended September 30, 2022 and 2021.

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

At September 30, 2022 and 2021, and December 31, 2021, no allowance for credit losses - available-for-sale securities was recorded.

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

At September 30, 2022 and 2021, and December 31, 2021, the Company held no securities that were classified as held-to-maturity.

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

The Company applies two methodologies to estimate the allowance on its pooled portfolio segments; discounted cash flows method and weighted average remaining life method. Allowance estimates on the following portfolio segments are calculated using the discounted cash flows method: C&I, Municipal, Construction and Development, Farm, Non-Owner Occupied and Owner Occupied CRE, and Residential. Allowance estimates on the following portfolio segments are calculated using the remaining life method: Agriculture, Consumer Auto and Consumer Non-Auto. The models related to these methodologies utilize the Company’s historical default and loss experience adjusted for future economic forecasts. The reasonable and supportable forecast period represents a one-year economic outlook for the applicable economic variables. Following the end of the reasonable and supportable forecast period, expected losses revert back to the historical mean over the next two years on a straight-line basis. Economic variables that have the most significant impact on the allowance include: Texas unemployment rate, Texas house price index and Texas retail sales index. Contractual loan level cash flows within the discounted cash flows methodology are adjusted for the Company’s historical prepayment and curtailment rate experience.

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

Allowance for Credit Losses - Off-Balance-Sheet/Reserve for Unfunded Commitments

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. These obligations include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. At September 30, 2022 and 2021, and December 31, 2021, the Company’s reserve for unfunded commitments totaled $10,879,000, $6,751,000 and $6,436,000, respectively, which is included in other liabilities in the consolidated balance sheet.

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

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year. There was no impairment recorded for the three or nine-months ended September 30, 2022 or 2021, respectively.

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

Accumulated Other Comprehensive Earnings (Loss)

Unrealized net gains or losses on the Company’s available-for-sale securities, net of applicable income taxes, totaling $632,421,000 of losses at September 30, 2022 and $109,447,000 and $99,253,000 of gains at September 30, 2021 and December 31, 2021, respectively, are included in accumulated other comprehensive earnings (loss) as a separate component of shareholders' equity.

Income Taxes

The Company’s provision for income taxes is based on income before income taxes adjusted for permanent differences between financial reporting and taxable income. Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. As of September 30, 2022, deferred tax assets totaled $168,398,000 and were included in other assets on the consolidated balance sheets. As of September 30, 2021, and December 31, 2021, deferred tax liabilities totaled $27,524,000 and $24,817,000, respectively, and were included in other liabilities on the consolidated balance sheets.

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

Per Share Data

Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. The Company calculates dilutive EPS assuming all outstanding stock options to purchase common shares and unvested restricted stock shares and units have been exercised and/or vested at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is reflected by application of the treasury stock method, whereby the proceeds from the exercised options and unearned compensation for both restricted stock and stock options are assumed to be used to purchase common shares at the average market price during the respective period. There were 346,000 and 272,000 anti-dilutive shares for the three and nine-months ended September 30, 2022, respectively, that were excluded from the computation of EPS. There were 127,000 and 46,000 anti-dilutive shares for the three and nine-months ended September 30, 2021, respectively. The following table reconciles the computation of basic EPS to diluted EPS:

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended September 30, 2022:
Net earnings per share, basic	$59,341	142,524,500	$0.42
Effect of stock options and stock grants	—	601,588	(0.01)
Net earnings per share, diluted	$59,341	143,126,088	$0.41

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the nine-months ended September 30, 2022:
Net earnings per share, basic	$175,807	142,588,373	$1.23
Effect of stock options and stock grants	—	658,395	—
Net earnings per share, diluted	$175,807	143,246,768	$1.23

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended September 30, 2021:
Net earnings per share, basic	$58,928	142,334,449	$0.41
Effect of stock options and stock grants	—	884,471	—
Net earnings per share, diluted	$58,928	143,218,920	$0.41

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the nine-months ended September 30, 2021:
Net earnings per share, basic	$172,225	142,242,783	$1.21
Effect of stock options and stock grants	—	941,009	(0.01)
Net earnings per share, diluted	$172,225	143,183,792	$1.20

Note 2 - Securities

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, allowance for credit losses and the fair value of available-for-sale securities are as follows (dollars in thousands):

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$504,457	$2	$(27,283)	$477,176
Obligations of states and political subdivisions	2,368,605	514	(285,307)	2,083,812
Residential mortgage-backed securities	3,153,864	14	(456,997)	2,696,881
Commercial mortgage-backed securities	406,530	1	(19,185)	387,346
Corporate bonds and other	113,015	—	(12,787)	100,228
Total securities available-for-sale	$6,546,471	$531	$(801,559)	$5,745,443

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
Obligations of states and political subdivisions	$2,568,224	$103,646	$(6,503)	$2,665,367
Residential mortgage-backed securities	2,999,369	35,950	(7,170)	3,028,149
Commercial mortgage-backed securities	375,614	13,402	—	389,016
Corporate bonds and other	38,167	70	(785)	37,452
Total securities available-for-sale	$5,981,374	$153,068	$(14,458)	$6,119,984

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$126,716	$125	$—	$126,841
Obligations of states and political subdivisions	2,638,369	116,319	(1,217)	2,753,471
Residential mortgage-backed securities	3,256,746	23,990	(21,287)	3,259,449
Commercial mortgage-backed securities	356,207	8,914	(1)	365,120
Corporate bonds and other	69,472	32	(1,206)	68,298
Total securities available-for-sale	$6,447,510	$149,380	$(23,711)	$6,573,179

The Company did not hold any securities classified as held-to-maturity at September 30, 2022, September 30, 2021, or December 31, 2021.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at September 30, 2022 and 2021, and December 31, 2021, were computed by using scheduled amortization of balances and historical prepayment rates.

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2022, by contractual and expected maturity, are shown below (dollars in thousands):

	Amortized	Estimated
	Cost Basis	Fair Value
Due within one year	$239,974	$238,511
Due after one year through five years	2,213,010	2,056,408
Due after five years through ten years	2,394,729	2,051,847
Due after ten years	1,698,758	1,398,677
Total	$6,546,471	$5,745,443

The following tables disclose as of September 30, 2022 and 2021, and December 31, 2021, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
September 30, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$476,696	$27,283	$—	$—	$476,696	$27,283
Obligations of states and political subdivisions	1,828,105	254,212	139,732	31,095	1,967,837	285,307
Residential mortgage-backed securities	1,507,121	231,915	1,187,815	225,082	2,694,936	456,997
Commercial mortgage-backed securities	386,479	19,185	—	—	386,479	19,185
Corporate bonds and other	59,782	4,544	40,446	8,243	100,228	12,787
Total	$4,258,183	$537,139	$1,367,993	$264,420	$5,626,176	$801,559

	Less than 12 Months		12 Months or Longer		Total
September 30, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$570,916	$6,036	$18,711	$467	$589,627	$6,503
Residential mortgage-backed securities	1,208,129	7,166	2,051	4	1,210,180	7,170
Corporate bonds and other	32,985	785	—	—	32,985	785
Total	$1,812,030	$13,987	$20,762	$471	$1,832,792	$14,458

	Less than 12 Months		12 Months or Longer		Total
December 31, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$163,698	$1,096	$18,943	$122	$182,641	$1,218
Residential mortgage-backed securities	2,263,010	19,742	54,392	1,544	2,317,402	21,286
Commercial mortgage-backed securities	820	1	—	—	820	1
Corporate bonds and other	47,436	635	16,432	571	63,868	1,206
Total	$2,474,964	$21,474	$89,767	$2,237	$2,564,731	$23,711

The number of investments in an unrealized loss position totaled 1,115 at September 30, 2022. We believe any unrealized losses in the U.S. treasury securities, obligations of state and political subdivisions, residential and commercial mortgage-backed and asset-backed investment securities, and corporate bonds and other at September 30, 2022 and 2021, and December 31, 2021, are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required on these securities at September 30, 2022 and 2021, and December 31, 2021. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At September 30, 2022, 72.44% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 55.16% are guaranteed by the Texas Permanent School Fund.

At September 30, 2022, $3,447,317,000 of the Company’s securities were pledged, at fair value, as collateral for public or trust fund deposits, repurchase agreements, borrowings and for other purposes required or permitted by law.

During the three-months ended September 30, 2022, there were $17,081,000 of sales of investment securities that were classified as available-for-sale. During the three-months ended September 30, 2021, there were calls of investment securities that were classified as available-for-sale. Gross realized security gains from sales and calls during the third quarters of 2022 and 2021 totaled $334,000 and $1,000, respectively. There were no gross realized security losses from sales or calls during the third quarter of 2022 or 2021, respectively.

During the nine-months ended September 30, 2022 and 2021, sales of investment securities that were classified as available-for-sale totaled $205,444,000 and $10,631,000, respectively. Gross realized security gains from sales and calls during the nine-months ended September 30, 2022 and 2021 totaled $4,357,000 and $814,000, respectively. Gross realized security losses from sales and calls during the nine-months ended September 30, 2022 totaled $2,344,000 with no gross realized security losses from sales or calls during the nine-months ended September 30, 2021.

The specific identification method was used to determine cost in order to compute the realized gains and losses.
Note 3 – Loans Held-for-Investment and Allowance for Credit Losses

For the periods ended September 30, 2022 and 2021, and December 31, 2021, the following tables outline the Company’s loan portfolio by the ten portfolio segments where applicable.

Loans held-for-investment by portfolio segment are as follows (dollars in thousands):

	September 30,		December 31,
	2022	2021	2021
Commercial:
C&I*	$871,335	$819,597	$837,075
Municipal	214,852	165,847	177,905
Total Commercial	1,086,187	985,444	1,014,980
Agricultural	76,937	98,947	98,089
Real Estate:
Construction & Development	938,051	656,530	749,793
Farm	268,139	203,064	217,220
Non-Owner Occupied CRE	717,738	674,958	623,434
Owner Occupied CRE	945,665	824,231	821,653
Residential	1,536,180	1,328,798	1,334,419
Total Real Estate	4,405,773	3,687,581	3,746,519
Consumer:
Auto	538,798	394,072	405,416
Non-Auto	147,793	120,450	123,968
Total Consumer	686,591	514,522	529,384
Total Loans	6,255,488	5,286,494	5,388,972
Less: Allowance for credit losses	(74,108)	(63,370)	(63,465)
Loans, net	$6,181,380	$5,223,124	$5,325,507

* All disclosures for the C&I loan segment include PPP loan balances, net of deferred fees and costs, as disclosed on the face of the consolidated balance sheet.

Outstanding loan balances at September 30, 2022 and 2021, and December 31, 2021, are net of unearned income, including net deferred loan fees.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (“FHLB”) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At September 30, 2022, this available line of credit was $2,258,125,000. At September 30, 2022, $3,901,376,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At September 30, 2022, there was no balance outstanding under this line of credit.

The Company’s nonaccrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (dollars in thousands):

	September 30,		December 31,
	2022	2021	2021
Nonaccrual loans	$24,585	$25,210	$31,652
Loans still accruing and past due 90 days or more	15	23	8
Troubled debt restructured loans still accruing*	19	22	21
Total	$24,619	$25,255	$31,681

* Troubled debt restructured loans of $1,951,000, $4,732,000 and $6,721,000, for which interest collection is doubtful are included in nonaccrual loans as of September 30, 2022 and 2021, and December 31, 2021, respectively.

The Company had $24,619,000, $25,283,000 and $34,158,000 in nonaccrual, past due 90 days or more and still accruing, restructured loans, and foreclosed assets at September 30, 2022 and 2021, and December 31, 2021, respectively. Nonaccrual loans at September 30, 2022 and 2021, and December 31, 2021, consisted of the following (dollars in thousands):

	September 30,		December 31,
	2022	2021	2021
Commercial:
C&I	$5,966	$3,430	$5,370
Municipal	—	—	—
Total Commercial	5,966	3,430	5,370
Agricultural	338	949	4,920
Real Estate:
Construction & Development	1,696	1,455	708
Farm	91	965	1,173
Non-Owner Occupied CRE	2,406	2,776	2,671
Owner Occupied CRE	6,703	6,551	7,897
Residential	6,762	8,399	8,360
Total Real Estate	17,658	20,146	20,809
Consumer:
Auto	596	589	514
Non-Auto	27	96	39
Total Consumer	623	685	553
Total	$24,585	$25,210	$31,652

No significant additional funds are committed to be advanced in connection with nonaccrual loans as of September 30, 2022.

Summary information on the allowance for credit losses for the three and nine-months ended September 30, 2022 and 2021, are outlined by portfolio segment in the following tables (dollars in thousands):

Three-Months Ended September 30, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$18,589	$1,352	$1,162	$21,085	$1,006
Provision for loan losses	(2,378)	(33)	(187)	4,614	149
Recoveries	266	—	18	—	—
Charge-offs	(38)	—	—	—	—
Ending balance	$16,439	$1,319	$993	$25,699	$1,155

Three-Months Ended September 30, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$8,410	$10,740	$8,304	$912	$372	$71,932
Provision for loan losses	(498)	(1,303)	557	72	67	1,060
Recoveries	283	649	93	47	53	1,409
Charge-offs	—	—	—	(119)	(136)	(293)
Ending balance	$8,195	$10,086	$8,954	$912	$356	$74,108

Nine-Months Ended September 30, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$12,280	$348	$1,597	$17,627	$663
Provision for loan losses	3,598	971	(730)	8,172	492
Recoveries	824	—	135	—	—
Charge-offs	(263)	—	(9)	(100)	—
Ending balance	$16,439	$1,319	$993	$25,699	$1,155

Nine-Months Ended September 30, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$10,722	$10,828	$8,133	$896	$371	$63,465
Provision for loan losses	(3,352)	(1,323)	860	116	106	8,910
Recoveries	825	669	110	215	182	2,960
Charge-offs	—	(88)	(149)	(315)	(303)	(1,227)
Ending balance	$8,195	$10,086	$8,954	$912	$356	$74,108

Three-Months Ended September 30, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$10,186	$588	$1,312	$15,632	$607
Provision for loan losses	(31)	(273)	1,022	1,230	(21)
Recoveries	1,140	—	5	—	—
Charge-offs	(902)	—	(50)	—	—
Ending balance	$10,393	$315	$2,289	$16,862	$586

Three-Months Ended September 30, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non- Auto	Total
Beginning balance	$10,432	$10,399	$11,234	$1,266	$482	$62,138
Provision for loan losses	(344)	(94)	(1,184)	(259)	(46)	—
Recoveries	556	806	7	129	64	2,707
Charge-offs	—	(222)	—	(176)	(125)	(1,475)
Ending balance	$10,644	$10,889	$10,057	$960	$375	$63,370

Nine-Months Ended September 30, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$13,609	$1,552	$1,255	$13,512	$1,876
Provision for loan losses	(3,597)	(1,237)	1,076	3,348	(1,300)
Recoveries	1,671	—	29	2	10
Charge-offs	(1,290)	—	(71)	—	—
Ending balance	$10,393	$315	$2,289	$16,862	$586

Nine-Months Ended September 30, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non- Auto	Total
Beginning balance	$8,391	$12,347	$12,601	$1,020	$371	$66,534
Provision for loan losses	1,609	(2,044)	(2,542)	139	80	(4,468)
Recoveries	650	816	90	305	172	3,745
Charge-offs	(6)	(230)	(92)	(504)	(248)	(2,441)
Ending balance	$10,644	$10,889	$10,057	$960	$375	$63,370

Additionally, the Company records a reserve for unfunded commitments in other liabilities which totaled $10,879,000, $6,751,000 and $6,436,000 at September 30, 2022 and 2021, and December 31, 2021, respectively. The provision for loan losses of $1,060,000 for the three-months ended

September 30, 2022 is combined with the provision for unfunded commitments of $2,161,000 and reported in the aggregate of $3,221,000 under the provision for credit losses in the consolidated statement of earnings for the three-months ended September 30, 2022. The provision for loan losses of $8,910,000 for the nine-months ended September 30, 2022 above is combined with the provision for unfunded commitments of $4,443,000 and reported in the aggregate of $13,353,000 under the provision for credit losses in the consolidated statement of earnings for the nine-months ended September 30, 2022.

There was no provision for loan losses or unfunded commitments for the three-months ended September 30, 2021. The $4,468,000 reversal of the provision for loan losses for the nine-months ended September 30, 2021 above is combined with the provision for unfunded commitments of $1,265,000 and reported in the net aggregate reversal of $3,203,000 under the provision for credit losses for the nine-months ended September 30, 2021.

The Company’s loans that are individually evaluated for credit losses (both collateral and non-collateral dependent) and their related allowances as of September 30, 2022 and 2021, and December 31, 2021, are summarized in the following tables by loan segment (dollars in thousands):

September 30, 2022	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$334	$5,632	$20,844	$26,810	$4,094	$4,345	$8,439
Municipal	—	—	71	71	—	—	—
Total Commercial	334	5,632	20,915	26,881	4,094	4,345	8,439
Agricultural	116	222	412	750	103	247	350
Real Estate:
Construction & Development	919	777	5,461	7,157	207	384	591
Farm	—	91	1,616	1,707	2	39	41
Non-Owner Occupied CRE	2,230	176	32,959	35,365	12	2,317	2,329
Owner Occupied CRE	5,700	1,003	30,136	36,839	103	1,958	2,061
Residential	4,129	2,633	26,076	32,838	293	1,347	1,640
Total Real Estate	12,978	4,680	96,248	113,906	617	6,045	6,662
Consumer:
Auto	—	596	1,096	1,692	1	2	3
Non-Auto	—	27	461	488	—	1	1
Total Consumer	—	623	1,557	2,180	1	3	4
Total	$13,428	$11,157	$119,132	$143,717	$4,815	$10,640	$15,455

September 30, 2021	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$1,311	$2,119	$18,713	$22,143	$610	$3,296	$3,906
Municipal	—	—	121	121	—	—	—
Total Commercial	1,311	2,119	18,834	22,264	610	3,296	3,906
Agricultural	328	621	6,944	7,893	184	1,965	2,149
Real Estate:
Construction & Development	1,225	230	4,872	6,327	6	158	164
Farm	878	87	2,140	3,105	—	6	6
Non-Owner Occupied CRE	2,629	147	33,382	36,158	16	3,959	3,975
Owner Occupied CRE	5,886	665	42,781	49,332	99	3,382	3,481
Residential	3,634	4,765	30,090	38,489	641	2,022	2,663
Total Real Estate	14,252	5,894	113,265	133,411	762	9,527	10,289
Consumer:
Auto	—	589	1,181	1,770	2	2	4
Non-Auto	—	96	337	433	—	2	2
Total Consumer	—	685	1,518	2,203	2	4	6
Total	$15,891	$9,319	$140,561	$165,771	$1,558	$14,792	$16,350

December 31, 2021	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$749	$4,621	$19,021	$24,391	$2,533	$4,094	$6,627
Municipal	—	—	109	109	—	—	—
Total Commercial	749	4,621	19,130	24,500	2,533	4,094	6,627
Agricultural	3,026	1,894	478	5,398	1,086	359	1,445
Real Estate:
Construction & Development	102	606	4,765	5,473	90	135	225
Farm	997	176	1,969	3,142	—	2	2
Non-Owner Occupied CRE	2,543	128	31,797	34,468	15	4,044	4,059
Owner Occupied CRE	6,548	1,349	40,607	48,504	152	3,329	3,481
Residential	5,990	2,370	29,210	37,570	307	1,719	2,026
Total Real Estate	16,180	4,629	108,348	129,157	564	9,229	9,793
Consumer:
Auto	—	514	1,161	1,675	1	3	4
Non-Auto	—	39	416	455	—	1	1
Total Consumer	—	553	1,577	2,130	1	4	5
Total	$19,955	$11,697	$129,533	$161,185	$4,184	$13,686	$17,870

The Company’s allowance for loans that are individually evaluated for credit losses and collectively evaluated for credit losses as of September 30, 2022 and 2021, and December 31, 2021, are summarized in the following table by loan segment (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

September 30, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$8,439	$—	$350	$591	$41
Loans collectively evaluated for credit losses	8,000	1,319	643	25,108	1,114
Total	$16,439	$1,319	$993	$25,699	$1,155

September 30, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$2,329	$2,061	$1,640	$3	$1	$15,455
Loans collectively evaluated for credit losses	5,866	8,025	7,314	909	355	58,653
Total	$8,195	$10,086	$8,954	$912	$356	$74,108

September 30, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$3,906	$—	$2,149	$164	$6
Loans collectively evaluated for credit losses	6,487	315	140	16,698	580
Total	$10,393	$315	$2,289	$16,862	$586

September 30, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$3,975	$3,481	$2,663	$4	$2	$16,350
Loans collectively evaluated for credit losses	6,669	7,408	7,394	956	373	47,020
Total	$10,644	$10,889	$10,057	$960	$375	$63,370

December 31, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$6,627	$—	$1,445	$225	$2
Loans collectively evaluated for credit losses	5,653	348	152	17,402	661
Total	$12,280	$348	$1,597	$17,627	$663

December 31, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$4,059	$3,481	$2,026	$4	$1	$17,870
Loans collectively evaluated for credit losses	6,663	7,347	6,107	892	370	45,595
Total	$10,722	$10,828	$8,133	$896	$371	$63,465

The Company’s recorded investment in loans as of September 30, 2022 and 2021, and December 31, 2021, related to the balance in the allowance for credit losses follows below (dollars in thousands):

September 30, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$26,810	$71	$750	$7,157	$1,707
Loans collectively evaluated for credit losses	844,525	214,781	76,187	930,894	266,432
Total	$871,335	$214,852	$76,937	$938,051	$268,139

September 30, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$35,365	$36,839	$32,838	$1,692	$488	$143,717
Loans collectively evaluated for credit losses	682,373	908,826	1,503,342	537,106	147,305	6,111,771
Total	$717,738	$945,665	$1,536,180	$538,798	$147,793	$6,255,488

September 30, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$22,143	$121	$7,893	$6,327	$3,105
Loans collectively evaluated for credit losses	797,454	165,726	91,054	650,203	199,959
Total	$819,597	$165,847	$98,947	$656,530	$203,064

September 30, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$36,158	$49,332	$38,489	$1,770	$433	$165,771
Loans collectively evaluated for credit losses	638,800	774,899	1,290,309	392,302	120,017	5,120,723
Total	$674,958	$824,231	$1,328,798	$394,072	$120,450	$5,286,494

December 31, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$24,391	$109	$5,398	$5,473	$3,142
Loans collectively evaluated for credit losses	812,684	177,796	92,691	744,320	214,078
Total	$837,075	$177,905	$98,089	$749,793	$217,220

December 31, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$34,468	$48,504	$37,570	$1,675	$455	$161,185
Loans collectively evaluated for credit losses	588,966	773,149	1,296,849	403,741	123,513	5,227,787
Total	$623,434	$821,653	$1,334,419	$405,416	$123,968	$5,388,972

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

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at September 30, 2022 (dollars in millions):

September 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$495	$226	$65	$24	$18	$16	$—	$844
Special mention	1	—	—	1	—	—	—	2
Substandard	11	7	3	1	3	—	—	25
Doubtful	—	—	—	—	—	—	—	—
Total	$507	$233	$68	$26	$21	$16	$—	$871

September 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$67	$21	$16	$5	$20	$86	$—	$215
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$67	$21	$16	$5	$20	$86	$—	$215

September 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$46	$21	$4	$3	$1	$1	$—	$76
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$46	$22	$4	$3	$1	$1	$—	$77

September 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$504	$317	$78	$15	$8	$9	$—	$931
Special mention	—	2	—	—	—	—	—	2
Substandard	4	1	—	—	—	—	—	5
Doubtful	—	—	—	—	—	—	—	—
Total	$508	$320	$78	$15	$8	$9	$—	$938

September 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$101	$89	$33	$12	$8	$23	$—	$266
Special mention	—	—	—	—	—	—	—	—
Substandard	1	—	—	—	—	1	—	2
Doubtful	—	—	—	—	—	—	—	—
Total	$102	$89	$33	$12	$8	$24	$—	$268

September 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$223	$200	$108	$51	$22	$79	$—	$683
Special mention	—	1	—	11	—	7	—	19
Substandard	5	1	1	2	1	6	—	16
Doubtful	—	—	—	—	—	—	—	—
Total	$228	$202	$109	$64	$23	$92	$—	$718

September 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$280	$223	$134	$81	$67	$124	$—	$909
Special mention	—	1	2	4	—	1	—	8
Substandard	1	2	1	3	11	11	—	29
Doubtful	—	—	—	—		—	—	—
Total	$281	$226	$137	$88	$78	$136	$—	$946

September 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$433	$382	$183	$87	$68	$224	$126	$1,503
Special mention	—	2	3	—	—	3	—	8
Substandard	4	3	3	2	1	9	3	25
Doubtful	—	—	—	—	—	—		—
Total	$437	$387	$189	$89	$69	$236	$129	$1,536

September 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$284	$149	$64	$29	$8	$3	$—	$537
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1	1	—	—	—	2
Doubtful	—		—	—	—	—	—	—
Total	$284	$149	$65	$30	$8	$3	$—	$539

September 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$73	$48	$13	$4	$2	$1	$7	$148
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$73	$48	$13	$4	$2	$1	$7	$148

September 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$2,506	$1,676	$698	$311	$222	$566	$133	$6,112
Special mention	1	6	5	16	—	11	—	39
Substandard	26	15	9	9	16	27	3	105
Doubtful	—	—	—	—	—	—	—	—
Total	$2,533	$1,697	$712	$336	$238	$604	$136	$6,256

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at September 30, 2021 (dollars in millions):

September 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$485	$185	$62	$35	$19	$12	$—	$798
Special mention	2	1	1	1	1	—	—	6
Substandard	5	6	2	2	1	—	—	16
Doubtful	—	—	—	—	—	—	—	—
Total	$492	$192	$65	$38	$21	$12	$—	$820

September 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$22	$17	$6	$22	$17	$82	$—	$166
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$22	$17	$6	$22	$17	$82	$—	$166

September 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$51	$19	$11	$6	$3	$1	$—	$91
Special mention	—	1	—	—	—	—	—	1
Substandard	6	1	—	—	—	—	—	7
Doubtful	—	—	—	—	—	—	—	—
Total	$57	$21	$11	$6	$3	$1	$—	$99

September 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$383	$195	$37	$18	$8	$8	$—	$649
Special mention	3	—	—	—	—	—	—	3
Substandard	2	1	1	—	—	—	—	4
Doubtful	—	—	—	—	—	—	—	—
Total	$388	$196	$38	$18	$8	$8	$—	$656

September 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$94	$46	$16	$11	$8	$25	$—	$200
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	—	1	—	1	—	3
Doubtful	—	—	—	—	—	—	—	—
Total	$94	$47	$16	$12	$8	$26	$—	$203

September 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$158	$156	$98	$75	$35	$117	$—	$639
Special mention	—	1	13	—	7	3	—	24
Substandard	1	—	3	1	3	4	—	12
Doubtful	—	—	—	—	—	—	—	—
Total	$159	$157	$114	$76	$45	$124	$—	$675

September 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$193	$166	$125	$99	$59	$133	$—	$775
Special mention	3	—	1	—	1	1	—	6
Substandard	9	3	4	14	3	10	—	43
Doubtful	—	—	—	—	—	—	—	—
Total	$205	$169	$130	$113	$63	$144	$—	$824

September 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$374	$279	$126	$94	$76	$245	$96	$1,290
Special mention	4	4	—	1	1	3	—	13
Substandard	4	3	3	2	2	10	2	26
Doubtful	—	—	—	—	—	—	—	—
Total	$382	$286	$129	$97	$79	$258	$98	$1,329

September 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$174	$121	$64	$21	$9	$3	$—	$392
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	1	—	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—
Total	$174	$122	$65	$21	$9	$3	$—	$394

September 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$65	$27	$11	$4	$2	$5	$6	$120
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$65	$27	$11	$4	$2	$5	$6	$120

September 30,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$1,999	$1,211	$556	$385	$236	$631	$102	$5,120
Special mention	12	7	15	2	10	7	—	53
Substandard	27	16	14	20	9	25	2	113
Doubtful	—	—	—	—	—	—	—	—
Total	$2,038	$1,234	$585	$407	$255	$663	$104	$5,286

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at December 31, 2021 (dollars in millions):

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$526	$178	$52	$29	$17	$11	$—	$813
Special mention	4	1	4	—	—	—	—	9
Substandard	7	4	1	3	—	—	—	15
Doubtful	—	—	—	—	—	—	—	—
Total	$537	$183	$57	$32	$17	$11	$—	$837

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$39	$15	$6	$22	$17	$79	$—	$178
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$39	$15	$6	$22	$17	$79	$—	$178

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$69	$8	$6	$6	$3	$1	$—	$93
Special mention	—	—	—	—	—	—	—	—
Substandard	4	1	—	—	—	—	—	5
Doubtful	—	—	—	—	—	—	—	—
Total	$73	$9	$6	$6	$3	$1	$—	$98

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$557	$134	$24	$14	$7	$8	$—	$744
Special mention	2	—	—	—	—	—	—	2
Substandard	2	2	—	—	—	—	—	4
Doubtful	—	—	—	—	—	—	—	—
Total	$561	$136	$24	$14	$7	$8	$—	$750

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$117	$42	$15	$10	$7	$23	$—	$214
Special mention	—	—	—	—	—	—	—	—
Substandard	1	1	—	1	—	—	—	3
Doubtful	—	—	—	—	—	—	—	—
Total	$118	$43	$15	$11	$7	$23	$—	$217

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$214	$128	$77	$56	$31	$84	$—	$590
Special mention	—	1	12	—	7	3	—	23
Substandard	—	1	3	1	3	3	—	11
Doubtful	—	—	—	—	—	—	—	—
Total	$214	$130	$92	$57	$41	$90	$—	$624

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$250	$143	$114	$90	$59	$117	$—	$773
Special mention	2	2	1	—	1	1	—	7
Substandard	8	2	3	13	5	11	—	42
Doubtful	—	—	—	—	—	—	—	—
Total	$260	$147	$118	$103	$65	$129	$—	$822

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$477	$230	$115	$84	$68	$222	$100	$1,296
Special mention	3	4	—	1	1	3	1	13
Substandard	3	3	3	2	2	10	2	25
Doubtful	—	—	—	—	—	—	—	—
Total	$483	$237	$118	$87	$71	$235	$103	$1,334

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$218	$105	$54	$17	$7	$2	$—	$403
Special mention	1	—	—	—	—	—	—	1
Substandard	—	—	1	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$219	$105	$55	$17	$7	$2	$—	$405

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$81	$22	$8	$4	$1	$1	$7	$124
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$81	$22	$8	$4	$1	$1	$7	$124

December 31,	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$2,548	$1,005	$471	$332	$217	$548	$107	$5,228
Special mention	12	8	17	1	9	7	1	55
Substandard	25	14	11	20	10	24	2	106
Doubtful	—	—	—	—	—	—	—	—
Total	$2,585	$1,027	$499	$353	$236	$579	$110	$5,389

At September 30, 2022 and 2021, and December 31, 2021, the Company’s past due loans are as follows (dollars in thousands):

September 30, 2022	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$5,422	$73	$1,515	$7,010	$864,325	$871,335	$—
Municipal	—	—	—	—	214,852	214,852	—
Total Commercial	5,422	73	1,515	7,010	1,079,177	1,086,187	—
Agricultural	290	93	—	383	76,554	76,937	—
Real Estate:
Construction & Development	2,958	600	—	3,558	934,493	938,051	—
Farm	822	150	—	972	267,167	268,139	—
Non-Owner Occupied CRE	536	—	—	536	717,202	717,738	—
Owner Occupied CRE	1,138	37	—	1,175	944,490	945,665	—
Residential	4,834	252	15	5,101	1,531,079	1,536,180	15
Total Real Estate	10,288	1,039	15	11,342	4,394,431	4,405,773	15
Consumer:
Auto	267	76	33	376	538,422	538,798	—
Non-Auto	66	10	—	76	147,717	147,793	—
Total Consumer	333	86	33	452	686,139	686,591	—
Total	$16,333	$1,291	$1,563	$19,187	$6,236,301	$6,255,488	$15

September 30, 2021	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$4,136	$516	$666	$5,318	$814,279	$819,597	$23
Municipal	—	—	—	—	165,847	165,847	—
Total Commercial	4,136	516	666	5,318	980,126	985,444	23
Agricultural	115	1,074	100	1,289	97,658	98,947	—
Real Estate:
Construction & Development	4,676	—	114	4,790	651,740	656,530	—
Farm	1,182	13	—	1,195	201,869	203,064	—
Non-Owner Occupied CRE	800	—	—	800	674,158	674,958	—
Owner Occupied CRE	260	315	1,537	2,112	822,119	824,231	—
Residential	7,807	475	415	8,697	1,320,101	1,328,798	—
Total Real Estate	14,725	803	2,066	17,594	3,669,987	3,687,581	—
Consumer:
Auto	323	43	7	373	393,699	394,072	—
Non-Auto	59	3	—	62	120,388	120,450	—
Total Consumer	382	46	7	435	514,087	514,522	—
Total	$19,358	$2,439	$2,839	$24,636	$5,261,858	$5,286,494	$23

December 31, 2021	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,638	$34	$222	$3,894	$833,181	$837,075	$5
Municipal	63	—	—	63	177,842	177,905	—
Total Commercial	3,701	34	222	3,957	1,011,023	1,014,980	5
Agricultural	181	—	—	181	97,908	98,089	—
Real Estate:
Construction & Development	2,953	39	—	2,992	746,801	749,793	—
Farm	600	215	—	815	216,405	217,220	—
Non-Owner Occupied CRE	235	—	—	235	623,199	623,434	—
Owner Occupied CRE	813	—	280	1,093	820,560	821,653	—
Residential	4,984	327	410	5,721	1,328,698	1,334,419	—
Total Real Estate	9,585	581	690	10,856	3,735,663	3,746,519	—
Consumer:
Auto	393	26	—	419	404,997	405,416	—
Non-Auto	145	24	3	172	123,796	123,968	3
Total Consumer	538	50	3	591	528,793	529,384	3
Total	$14,005	$665	$915	$15,585	$5,373,387	$5,388,972	$8

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

The Company's loans that were modified and considered troubled debt restructurings are as follows (dollars in thousands):

	Three-Months Ended September 30, 2022			Nine-Months Ended September 30, 2022
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial:
C&I	1	$205	$205	1	$205	$205
Municipal	—	—	—	—	—	—
Total Commercial	1	205	205	1	205	205
Agricultural	—	—	—	—	—	—
Real Estate:
Construction & Development	—	—	—	—	—	—
Farm	—	—	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—	—	—
Owner Occupied CRE	—	—	—	—	—	—
Residential	1	130	130	1	130	130
Total Real Estate	1	130	130	1	130	130
Consumer:
Auto	—	—	—
Non-Auto	—	—	—
Total Consumer	—	—	—	—	—	—
Total	2	$335	$335	2	$335	$335

	Three-Months Ended September 30, 2021			Nine-Months Ended September 30, 2021
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial:
C&I	—	$—	$—	4	$361	$361
Municipal	—	—	—	—	—	—
Total Commercial	—	—	—	4	361	361
Agricultural	—	—	—	1	68	68
Real Estate:
Construction & Development	—	—	—	1	200	200
Farm	—	—	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—	—	—
Owner Occupied CRE	—	—	—	3	1,047	1,047
Residential	2	77	77	5	519	519
Total Real Estate	2	77	77	9	1,766	1,766
Consumer:
Auto	1	19	19	2	51	51
Non-Auto	1	9	9	1	9	9
Total Consumer	2	28	28	3	60	60
Total	4	$105	$105	17	$2,255	$2,255

The balances below provide information as to how the loans were modified as troubled debt restructured loans (dollars in thousands):

	Three-Months Ended September 30, 2022			Nine-Months Ended September 30, 2022
	Adjusted		Combined	Adjusted		Combined
	Interest	Maturity	Rate and	Interest	Maturity	Rate and
	Rate	Extended	Maturity	Rate	Extended	Maturity
Commercial:
C&I	$—	$—	$205	$—	$—	$205
Municipal	—	—	—	—	—	—
Total Commercial	—	—	205	—	—	205
Agricultural	—	—	—	—	—	—
Real Estate:
Construction & Development	—	—	—	—	—	—
Farm	—	—	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—	—	—
Owner Occupied CRE	—	—	—	—	—	—
Residential	—	—	130	—	—	130
Total Real Estate	—	—	130	—	—	130
Consumer:
Auto	—	—	—	—	—	—
Non-Auto	—	—	—	—	—	—
Total Consumer	—	—	—	—	—	—
Total	$—	$—	$335	$—	$—	$335

	Three-Months Ended September 30, 2021			Nine-Months Ended September 30, 2021
	Adjusted		Combined	Adjusted		Combined
	Interest	Maturity	Rate and	Interest	Maturity	Rate and
	Rate	Extended	Maturity	Rate	Extended	Maturity
Commercial:
C&I	$—	$—	$—	$—	$212	$149
Municipal	—	—	—	—	—	—
Total Commercial	—	—	—	—	212	149
Agricultural	—	—	—	—	68	—
Real Estate:
Construction & Development	—	—	—	—	200	—
Farm	—	—	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—	—	—
Owner Occupied CRE	—	—	—	—	—	1,047
Residential	—	18	59	—	263	256
Total Real Estate	—	18	59	—	463	1,303
Consumer:
Auto	—	—	19	—	—	51
Non-Auto	—	—	9	—	—	9
Total Consumer	—	—	28	—	—	60
Total	$—	$18	$87	$—	$743	$1,512

During the three and nine-months ended September 30, 2022, no loans were modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default and still outstanding, respectively. During the three and nine-months ended September 30, 2021, one loan was modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or more or results in the foreclosure and repossession of the applicable collateral.

Note 4 - Loans Held-for-Sale

Loans held-for-sale totaled $18,815,000, $47,721,000 and $37,810,000 at September 30, 2022 and 2021, and December 31, 2021, respectively. At September 30, 2022 and 2021, and December 31, 2021, $2,923,000, $1,640,000 and $3,688,000, respectively, are valued at the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

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

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions (dollars in thousands):

September 30, 2022:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$78,653	$—	$251
Forward mortgage-backed securities trades	72,500	1,897	—

September 30, 2021:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$141,121	$1,701	$—
Forward mortgage-backed securities trades	145,000	828	—

December 31, 2021:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$85,973	$1,279	$—
Forward mortgage-backed securities trades	116,000	—	147

Note 6 – Borrowings

Borrowings consisted of the following (dollars in thousands):

	September 30,		December 31,
	2022	2021	2021
Securities sold under agreements with customers to repurchase	$749,278	$612,239	$625,499
Federal funds purchased	4,250	36,440	24,600
Other borrowings	21,053	—	21,053
Total	$774,581	$648,679	$671,152

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

The Company renewed its loan agreement, effective June 30, 2021, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25,000,000 on a revolving line of credit. There was no outstanding balance under the line of credit as of September 30, 2022 and 2021, or December 31, 2021.

During 2021, the Company began investing in qualifying Community Development Entities ("CDE") under the federal New Market Tax Credits ("NMTC") program. See Note 7 for further discussion of our activity and related balances on the consolidated balance sheets, including the $21,053,000 in other borrowings shown above.

Note 7 - Income Taxes

Income tax expense was $12,095,000 for the third quarter of 2022 as compared to $11,641,000 for the same period in 2021. The Company’s effective tax rates on pretax income were 16.93% and 16.50% for the third quarters of 2022 and 2021, respectively. Income tax expense was $34,359,000 for the first nine months of 2022 as compared to $33,770,000 for the same period in 2021. The Company’s effective tax rates on pretax income were 16.35% and 16.39% for the first nine months of 2022 and 2021, respectively. The effective tax rates differ from the statutory federal tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan, excess tax benefits for distributions under our deferred compensation plan and vesting of equity awards, and NMTC benefits.

Low Income Housing Tax Credit Investments - During 2021, the Company began investing in an affordable housing fund that will invest in real estate projects that qualify for the federal low income housing tax credit ("LIHTC") program designed to promote private development of low income housing. The investments made by the fund will generate a return to the Company primarily through the realization of LIHTCs, and also through federal tax deductions generated from the ongoing operating losses from the investees of the fund. The Company's investment in the fund will be amortized through income tax expense using the proportional amortization method as related tax credits are utilized by the Company. The initial capital contribution commitment to the fund was for up to $5,500,000. Contributions were $131,000 and $55,000 at September 30, 2022 and December 31, 2021, respectively, which is included in other assets. There were no balances related to this investment on the consolidated balance sheet as of September 30, 2021.

New Market Tax Credit Investments - During 2021, the Company began investing in qualifying CDEs under the federal NMTC program. NMTC investments are made through the third-party CDEs which are qualified through the U.S. Department of Treasury and receive periodic allocation of amounts under the NMTC program. NMTCs are generated from qualified investments by the CDEs utilizing equity investments made by a taxpayer, like the Company. Through these equity investments, the Company will receive the tax benefits from the NMTCs equal to 39% of the qualified investment from the CDE yield method and related tax credits are allocated to the Company. At September 30, 2022 and December 31, 2021, the consolidated balance sheet of the Company included a $18,000,000 loan to the investee in loans, the $29,000,000 CDE investments in other assets and the $21,053,000 leveraged loan from the investee in other borrowings (see Note 6). There were no balances related to this investment on the consolidated balance sheet as of September 30, 2021.

Note 8 - Stock Based Compensation

On April 27, 2021, the Company’s shareholders approved the 2021 Omnibus Stock and Incentive Plan (“2021 Plan”) and reserved 2,500,000 shares of the Company’s common stock for issuance under this plan. At September 30, 2022, the Company had 1,877,004 shares of stock remaining for issuance under the plan. The 2021 Plan supersedes all prior stock option and restricted stock plans with shares previously reserved for issuance under such plans cancelled.

Restricted Stock Units

Under the 2021 Plan, the Company grants restricted stock units under compensation arrangements for the benefit of senior officers, executive officers and directors. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements. The following table summarizes information about the changes in restricted stock units for the nine-months ended September 30, 2022 and 2021.

	For the Nine-Months Ended September 30,
	2022		2021
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	22,597	$48.91	—	$—
Grants	24,833	47.19	22,597	48.91
Vesting	(7,425)	48.91	—	—
Forfeited/expired	(348)	48.91	—	—
Balance at end of period	39,657	$47.83	22,597	$48.91

Performance Stock Units

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

The following table summarizes information about the changes in PSUs as of and for the nine-months ended September 30, 2022 and 2021.

	For the Nine-Months Ended September 30,
	2022		2021
	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	22,597	$48.91	—	$—
Grants	24,833	47.19	22,597	48.91
Vesting	—	—	—	—
Forfeited/expired	(348)	48.91	—	—
Balance at end of period	47,082	$48.00	22,597	$48.91

Restricted Stock Awards

The following table summarizes information about vested and unvested restricted stock.

	For the Nine-Months Ended September 30,
	2022		2021
	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	46,598	$35.75	95,888	$29.89
Grants	15,425	40.89	12,110	49.58
Vesting	(23,898)	40.40	(31,081)	28.42
Forfeited/expired	(200)	29.70	(1,389)	32.76
Balance at end of period	37,925	$34.94	75,528	$33.60

The total fair value of restricted stock vested for the nine-months ended September 30, 2022 and 2021, was $1,363,000 and $1,534,000, respectively.

The Company recorded restricted stock, restricted stock unit and performance-based restricted stock unit expense for employees of $370,000 and $347,000 for the three-months ended September 30, 2022 and 2021, respectively. The Company recorded restricted stock, restricted stock unit and performance-based restricted stock unit expense for employees of $1,390,000 and $926,000 for the nine-months ended September 30, 2022 and 2021, respectively. The Company recorded director expense related to these restricted stock grants of $150,000 and $150,000, for the three-months ended September 30, 2022 and 2021, respectively. The Company recorded director expense related to these restricted stock grants of $481,000 and $450,000, for the nine-months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022 and 2021, there were $4,105,000 and $3,556,000 respectively, of total unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance-based restricted stock units which is expected to be recognized over a weighted-average period of 1.23 years and 1.49 years, respectively. At September 30, 2022 and 2021, and December 31, 2021, there was $72,000, $72,000 and $52,000, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting.

Stock Option Plans

Prior to the approval of the 2021 Plan, the 2012 Incentive Stock Option Plan (the “2012 Plan”) provided for the granting of options to employees of the Company at prices not less than market value at the date of the grant. The 2012 Plan provided that options granted vest and are exercisable after two years from the date of grant and vest at a rate of 20% each year thereafter and have a 10-year term. The most recent grant from the 2021 Plan provided that 20% of the options granted vest and are exercisable after one year from the date of grant and the remaining options vest and are exercisable at a rate of 20% each year thereafter and have a 10-year term. Shares are issued under the 2012 Plan and the 2021 Plan from available authorized shares. An analysis of stock option activity for the nine-months ended September 30, 2022 is presented in the table and narrative below:

	Shares	Weighted- Average Ex. Price
Outstanding, December 31, 2021	1,669,976	$25.11
Granted	240,583	47.19
Exercised	(322,324)	18.53
Cancelled	(54,854)	30.26
Outstanding, September 30, 2022	1,533,381	29.77
Exercisable, September 30, 2022	804,219	$21.93

The options outstanding at September 30, 2022 had exercise prices ranging between $15.43 and $48.91. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees.

The Company recorded stock option expense totaling $360,000 and $296,000 for the three-months ended September 30, 2022 and 2021, respectively. The Company recorded stock option expense totaling $992,000 and $987,000 for the nine-months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, there was $5,915,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.04 years. The total fair value of shares vested during the nine-months ended September 30, 2022 and 2021 was $1,747,000 and $1,246,000, respectively.

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

Securities classified as available-for-sale and trading are reported at fair value utilizing Level 1 and Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include market spreads, cash flows, the United States Treasury yield curve, live trading levels, trade execution data, dealer quotes, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other items.

See Notes 4 and 5 related to the determination of fair value for loans held-for-sale, IRLCs and forward mortgage-backed securities trades.

There were no transfers between Level 2 and Level 3 during the three and nine-months ended September 30, 2022 and 2021, and the year ended December 31, 2021.

The following table summarizes the Company’s available-for-sale securities, loans held-for-sale, and derivatives which are measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

September 30, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$477,176	$—	$—	$477,176
Obligations of state and political subdivisions	—	2,083,812	—	2,083,812
Corporate bonds	—	96,322	—	96,322
Residential mortgage-backed securities	—	2,696,881	—	2,696,881
Commercial mortgage-backed securities	—	387,346	—	387,346
Other securities	3,906	—	—	3,906
Total	$481,082	$5,264,361	$—	$5,745,443
Loans held-for-sale	$—	$15,892	$—	$15,892
IRLCs	$—	$(251)	$—	$(251)
Forward mortgage-backed securities trades	$—	$1,897	$—	$1,897

September 30, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of states and political subdivisions	$—	$2,665,367	$—	$2,665,367
Corporate bonds	—	32,984	—	32,984
Residential mortgage-backed securities	—	3,028,149	—	3,028,149
Commercial mortgage-backed securities	—	389,016	—	389,016
Other securities	4,468	—	—	4,468
Total	$4,468	$6,115,516	$—	$6,119,984
Loans held-for-sale	$—	$46,081	$—	$46,081
IRLCs	$—	$1,701	$—	$1,701
Forward mortgage-backed securities trades	$—	$828	$—	$828

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$126,841	$—	$—	$126,841
Obligations of state and political subdivisions	—	2,753,471	—	2,753,471
Corporate bonds	—	63,868	—	63,868
Residential mortgage-backed securities	—	3,259,449	—	3,259,449
Commercial mortgage-backed securities	—	365,120	—	365,120
Other securities	4,430	—	—	4,430
Total	$131,271	$6,441,908	$—	$6,573,179
Loans held-for-sale	$—	$34,122	$—	$34,122
IRLCs	$—	$1,279	$—	$1,279
Forward mortgage-backed securities trades	$—	$(147)	$—	$(147)

The following table summarizes the Company’s loans held-for-sale at fair value and the net unrealized gains as of the balance sheet dates shown below (dollars in thousands):

	September 30,		December 31,
	2022	2021	2021
Unpaid principal balance on loans held-for-sale	$15,998	$44,784	$33,200
Net unrealized gains (losses) on loans held-for-sale	(106)	1,297	922
Loans held-for-sale at fair value	$15,892	$46,081	$34,122

The following table summarizes the Company’s gains on sale and fees of mortgage loans for the three and nine-months ended September 30, 2022 and 2021 (dollars in thousand):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2022	2021	2022	2021
Realized gain on sale and fees on mortgage loans*	$4,664	$9,050	$16,973	$29,245
Change in fair value on loans held-for-sale and IRLCs	(2,433)	(1,466)	(2,886)	(4,659)
Change in forward mortgage-backed securities trades	1,839	1,204	2,044	2,387
Total gain on sale of mortgage loans	$4,070	$8,788	$16,131	$26,973

* This includes gains on loans held-for-sale carried under the fair value method and lower of cost or market.

No residential mortgage loans held-for-sale were 90 days or more past due or considered nonaccrual as of September 30, 2022, September 30, 2021, or December 31, 2021. No significant credit losses were recognized on mortgage loans held-for-sale for the three and nine-months ended September 30, 2022 and 2021.

Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include other real estate owned, goodwill and other intangible assets, and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three and nine-months ended September 30, 2021 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. The Company had no other real estate owned during the three and nine-months ended September 30, 2022. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no other real estate owned properties that were re-measured subsequent to their initial transfer to other real estate owned during the three and nine-months ended September 30, 2022 and 2021.

At September 30, 2022 and December 31, 2021, the Company had no other real estate owned. At September 30, 2021, other real estate owned totaled $28,000.

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

	September 30,				December 31,
	2022		2021		2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$227,298	$227,298	$201,901	$201,901	$205,053	$205,053	Level 1
Interest-bearing demand deposits in banks	138,484	138,484	359,241	359,241	323,535	323,535	Level 1
Available-for-sale securities	5,745,443	5,745,443	6,119,984	6,119,984	6,573,179	6,573,179	Levels 1 and 2
Loans held-for-investment, net of allowance for credit losses	6,181,380	6,215,441	5,223,124	5,236,471	5,325,507	5,335,791	Level 3
Loans held-for-sale	18,815	18,815	47,721	47,748	37,810	37,844	Level 2
Accrued interest receivable	49,416	49,416	43,516	43,516	57,169	57,169	Level 2
Deposits with stated maturities	418,102	416,400	469,867	470,985	461,415	462,312	Level 2
Deposits with no stated maturities	10,724,016	10,724,016	9,423,250	9,423,250	10,105,073	10,105,073	Level 1
Borrowings	774,581	774,581	648,679	648,679	671,152	671,152	Level 2
Accrued interest payable	494	494	294	294	221	221	Level 2
IRLCs	(251)	(251)	1,701	1,701	1,279	1,279	Level 2
Forward mortgage-backed securities trades asset (liability)	1,897	1,897	828	828	(147)	(147)	Level 2

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
•
government intervention in the U.S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau (“CFPB”), the Inflation Reduction Act of 2022, the capital ratios of Basel III as adopted by the federal banking authorities and the Tax Cuts and Jobs Act;
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

Stock Repurchase

On July 27, 2021, the Company’s Board of Directors authorized the repurchase of up to 5.00 million common shares through July 31, 2023. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases are considered beneficial to the Company and its stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Subsequent to July 27, 2021 and through September 30, 2022, 244,559 shares were repurchased and retired at an average price of $38.61.

Results of Operations

Performance Summary. Net earnings for the third quarter of 2022 were $59.34 million compared to earnings of $58.93 million for the third quarter of 2021. Diluted earnings per share was $0.41 for both the third quarter of 2022 and 2021.

The return on average assets was 1.76% for the third quarter of 2022, as compared to 1.90% for the third quarter of 2021. The return on average equity was 17.31% for the third quarter of 2022 as compared to 13.43% for the third quarter of 2021.

Net earnings for the nine-month period ended September 30, 2022 were $175.81 million compared to earnings of $172.23 million for the same period in 2021. Diluted earnings per share was $1.23 for the first nine months of 2022 as compared to $1.20 for the same period in 2021.

The return on average assets was 1.77% for the first nine months of 2022 as compared to 1.94% for the same period a year ago. The return on average equity was 15.88% for the first nine months of 2022 as compared to 13.55% for the same period in 2021.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $104.89 million for the third quarter of 2022, as compared to $99.45 million for the same period last year. The increase in 2022 tax equivalent net interest income compared to 2021 was largely attributable to the increases in and change in the mix of interest earning assets primarily derived from an increase in average loans and investment securities held with lower cash and cash equivalents partially offset by increases in the rates paid on deposits and borrowings and lower PPP origination fees and interest which totaled $62 thousand in the third quarter of 2022 compared to $8.25 million in the third quarter of 2021. PPP loan balances totaled $202 thousand at September 30, 2022. Average earning assets were $12.54 billion for the third quarter of 2022, as compared to $11.58 billion during the third quarter of 2021. The increase of $962.89 million in average earning assets in 2022 when compared to 2021 was primarily a result of (i) the increase of taxable securities of $957.89 million, (ii) the increase of average loans of $744.84 million and offset by (iii) a decrease in short-term investments of $362.07 million and (iv) a decrease in tax-exempt securities of $377.78 million when compared to September 30, 2021 balances. Additionally, the mix of loans shifted from PPP loans, which earned 1.00% excluding origination fees, to other loan categories with higher yields. Average interest-bearing liabilities were $7.77 billion for the third quarter of 2022, as compared to $6.95 billion in the same period in 2021. The increase in average interest-bearing liabilities primarily resulted from continued organic growth. The yield on earning assets increased 16 basis points while the rate paid on interest-bearing liabilities increased 41 basis points for the third quarter of 2022 compared to the third quarter of 2021.

Tax-equivalent net interest income was $306.26 million for the first nine months of 2022 as compared to $286.41 million for the same period last year. The increase in 2022 tax equivalent net interest income compared to 2021 was largely attributable to the increases in and change in the mix of interest earning assets primarily derived from an increase in average loans and investment securities held partially offset by increases in the rates paid on deposits and borrowings and lower PPP origination fees and interest which totaled $1.83 million for the first nine months of 2022 compared to $22.18 million for the first nine months of 2021. Average earning assets were $12.51 billion for the first nine months of 2022, as compared to $11.15 billion during the first nine months of 2021. The increase of $1.36 billion in average earning assets in 2022 when compared to 2021 was primarily a result of (i) the increase of taxable securities of $1.46 billion, (ii) the increase of average loans of $426.45 million and offset by (iii) a decrease in short-term investments of $445.55 million and (iv) a decrease in tax-exempt securities of $75.60 million when compared to September 30, 2021 average balances. Additionally, the mix of loans shifted from PPP loans, which earned 1.00%, excluding origination fees, to other loan categories with higher yields. Average interest-bearing liabilities were $7.74 billion for the first nine months of 2022, as compared to $6.69 billion in the same period in 2021. The increase in average interest-bearing liabilities primarily resulted from continued organic growth. The yield on earning assets decreased six basis points while the rate paid on interest-bearing liabilities increased 15 basis points for the first nine months of 2022 compared to the first nine months of 2021.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (dollars in thousands):

	Three-Months Ended September 30, 2022 Compared to Three-Months Ended September 30, 2021			Nine-Months Ended September 30, 2022 Compared to Nine-Months Ended September 30, 2021
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Short-term investments	$(138)	$1,332	$1,194	$(397)	$1,862	$1,465
Taxable investment securities	3,769	4,908	8,677	18,498	5,440	23,938
Tax-exempt investment securities (1)	(2,630)	(689)	(3,319)	(1,602)	(833)	(2,435)
Loans (1) (2)	9,880	(2,836)	7,044	16,350	(9,976)	6,374
Interest income	10,881	2,715	13,596	32,849	(3,507)	29,342
Interest-bearing deposits	139	7,308	7,447	610	7,919	8,529
Short-term borrowings	21	687	708	114	842	956
Interest expense	160	7,995	8,155	724	8,761	9,485
Net interest income	$10,721	$(5,280)	$5,441	$32,125	$(12,268)	$19,857

(1)
Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(2)
Nonaccrual loans are included in loans.

The net interest margin, on a tax equivalent basis, was 3.32% for the third quarter of 2022, a decrease of nine basis points from the same period in 2021. The net interest margin, on a tax equivalent basis, was 3.27% for the first nine months of 2022, a decrease of 16 basis points from the same period in 2021. We continued to experience downward pressure on our net interest margin into the early part of 2022 primarily due to (i) the extended period of historically low levels of short-term interest rates and (ii) the shift in the mix of interest-earning assets. However, the Federal Reserve began increasing interest rates by raising rates 25 basis points in March 2022, 50 basis points in May 2022, and 75 basis points in June, July and September 2022, respectively, resulting in a target rate range of 300 to 325 at September 30, 2022.

Loan rates on variable loans have increased as the majority of such loans are indexed to the applicable prime rate (currently 6.25% at September 30, 2022), subject to underlying floors. With the latest increase in the federal funds rate, the majority of variable rate loans have increased (see additional discussion beginning on page 51).

During 2022, we increased rates on each of the primary depository products in response to the increasing federal funds rate and expect those rates will continue to move upward in the foreseeable future. Additionally, we have approximately $1.1 billion of municipal and related deposits which are indexed to short-term treasury rates which have continued to increase with the changes in the applicable rate index. Average municipal and related deposits totaled $1.45 billion and $1.42 billion for the three-months ended September 30, 2022 and 2021, respectively, with an average rate paid of 1.50% and 0.14%, for the respective quarters then ended.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (dollars in thousands, except percentages):

	Three-Months Ended September 30,
	2022			2021
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$252,036	$1,432	2.25%	$614,105	$238	0.15%
Taxable investment securities (2)	4,039,107	20,799	2.06	3,081,215	12,122	1.57
Tax-exempt investment securities (2)(3)	2,164,829	14,382	2.66	2,542,606	17,701	2.78
Loans (3)(4)	6,082,649	77,851	5.08	5,337,807	70,807	5.26
Total earning assets	12,538,621	$114,464	3.62%	11,575,733	$100,868	3.46%
Cash and due from banks	227,206			205,929
Bank premises and equipment, net	150,455			147,071
Other assets	213,094			97,827
Goodwill and other intangible assets, net	315,962			317,327
Allowance for credit losses	(72,737)			(63,055)
Total assets	$13,372,601			$12,280,832
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$7,004,478	$8,787	0.50%	$6,346,267	$1,340	0.08%
Short-term borrowings	768,096	784	0.40	599,934	76	0.05
Total interest-bearing liabilities	7,772,574	$9,571	0.49%	6,946,201	$1,416	0.08%
Noninterest-bearing deposits	4,178,675			3,490,685
Other liabilities	61,320			103,446
Total liabilities	12,012,569			10,540,332
Shareholders’ equity	1,360,032			1,740,500
Total liabilities and shareholders’ equity	$13,372,601			$12,280,832
Net interest income		$104,893			$99,452
Rate Analysis:
Interest income/earning assets			3.62%			3.46%
Interest expense/earning assets			(0.30)			(0.05)
Net interest margin			3.32%			3.41%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Includes tax equivalent yield adjustment of approximately $1.74 million and $3.67 million in the third quarters of 2022 and 2021, respectively, using an effective tax rate of 21% for both periods.
(4)
Nonaccrual loans are included in loans.

	Nine-Months Ended September 30,
	2022			2021
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$238,713	$2,080	1.16%	$684,263	$615	0.12%
Taxable investment securities (2)	4,123,562	57,772	2.80	2,665,988	33,834	1.69
Tax-exempt investment securities (2)(3)	2,382,754	49,655	2.78	2,458,352	52,090	2.83
Loans (3)(4)	5,765,844	211,095	4.89	5,339,398	204,721	5.13
Total earning assets	12,510,873	$320,602	3.43%	11,148,001	$291,260	3.49%
Cash and due from banks	230,427			204,246
Bank premises and equipment, net	149,997			144,566
Other assets	173,061			97,234
Goodwill and other intangible assets, net	316,274			317,726
Allowance for credit losses	(67,931)			(64,446)
Total assets	$13,312,701			$11,847,327
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$6,984,249	$13,124	0.25%	$6,165,740	$4,595	0.10%
Short-term borrowings	759,913	1,216	0.21	528,599	260	0.07
Total interest-bearing liabilities	7,744,162	$14,340	0.25%	6,694,339	$4,855	0.10%
Noninterest-bearing deposits	4,024,731			3,349,719
Other liabilities	63,919			103,354
Total liabilities	11,832,812			10,147,412
Shareholders’ equity	1,479,889			1,699,915
Total liabilities and shareholders’ equity	$13,312,701			$11,847,327
Net interest income (tax equivalent)		$306,262			$286,405
Rate Analysis:
Interest income/earning assets			3.43%			3.49%
Interest expense/earning assets			(0.16)			(0.06)
Net interest margin			3.27%			3.43%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Includes tax equivalent yield adjustment of approximately $8.88 million and $10.85 million in the first nine months of 2022 and 2021, respectively, using an effective tax rate of 21% for both periods.
(4)
Nonaccrual loans are included in loans.

Noninterest Income. Noninterest income for the third quarter of 2022 was $30.94 million compared to $37.73 million in the same quarter of 2021. Increases in certain categories of noninterest income included (i) trust fees of $830 thousand, (ii) service charges on deposit accounts of $726 thousand, (iii) net gain on sale of assets of $532 thousand, (iv) net gain on sale of available-for-sale securities of $333 thousand and (v) net gain on sale of foreclosed assets of $322 thousand when compared to the third quarter of 2021.The increase in trust fees was driven mainly by the continued increase in oil and gas revenue. Mortgage related income was $4.07 million in the third quarter of 2022 compared to $8.79 million in the third quarter of 2021 due to lower overall origination volumes and margins as a result of the changes in interest rates during the quarter. Debit card fees for the third quarter of 2022 decreased by $3.61 million from the third quarter of 2021 due to the impact of the Bank becoming subject to regulations imposed by the Federal Reserve that limits debit card interchange revenue (also known as the "Durbin Amendment") effective July 1, 2022, which is consistent with our prior disclosures. Recoveries of interest on previously charged-off or nonaccrual loans was $664 thousand for the third quarter of 2022 compared to $1.75 million during the same period of 2021.

Noninterest income for the nine-month period ended September 30, 2022 was $103.14 million compared to $107.27 million compared to the same period in 2021. Increases in certain categories of noninterest income included (i) trust fees of $3.40 million, (ii) service charges on deposit accounts of $2.75 million, (iii) net gain on sale of foreclosed assets of $1.37 million, and (iv) net gain on sale of available-for-sale securities of $1.20 million when compared to the same period of 2021. The increase in trust fees was driven mainly by the continued increase in oil and gas revenue. Mortgage related income was $16.13 million for the nine-month period ended September 30, 2022 compared to $26.97 million in the same period of 2021 due to lower overall origination volumes and margins as a result of the changes in interest rates during the year. Debit card fees were $24.38 for the first nine months of 2022 compared to $26.55 million compared to the first nine months of 2021 due to the impact of the Bank becoming subject to regulations imposed by the Federal Reserve that limits debit card interchange revenue under the Durbin Amendment effective July 1, 2022, which is consistent with our prior disclosures of $18 million annually.

Debit card fees are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Debit card fees consist of income from debit card usage, point of sale income for debit card transactions and ATM service fees. Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is limited to the sum of 21 cents per transaction plus 5 basis points multiplied by the value of the transaction. Management has estimated the impact of this reduction in interchange fees to approximate $18 million annually (pre-tax). Based on the applicable Federal Reserve rules, as amended, the Company became subject to the limitation effective July 1, 2022, which reduced debit card fees during the third quarter of 2022, as discussed above.

Table 3 - Noninterest Income (dollars in thousands):

	Three-Months Ended September 30,			Nine-Months Ended September 30,
	2022	Increase (Decrease)	2021	2022	Increase (Decrease)	2021
Trust fees	$10,314	$830	$9,484	$29,873	$3,398	$26,475
Service charges on deposit accounts	6,399	726	5,673	18,143	2,749	15,394
Debit card fees	5,587	(3,611)	9,198	24,381	(2,171)	26,552
Credit card fees	651	56	595	1,953	182	1,771
Gain on sale and fees on mortgage loans	4,070	(4,718)	8,788	16,131	(10,842)	26,973
Net gain on sale of available-for-sale securities	334	333	1	2,013	1,199	814
Net gain on sale of foreclosed assets	349	322	27	1,451	1,368	83
Net gain (loss) on sale of assets	526	532	(6)	522	309	213
Interest on loan recoveries	664	(1,082)	1,746	2,596	(236)	2,832
Other:
Check printing fees	29	(59)	88	87	(68)	155
Safe deposit rental fees	192	—	192	671	(19)	690
Credit life fees	268	12	256	853	18	835
Brokerage commissions	355	18	337	1,130	91	1,039
Wire transfer fees	428	61	367	1,252	215	1,037
Miscellaneous income	777	(203)	980	2,085	(325)	2,410
Total other	2,049	(171)	2,220	6,078	(88)	6,166
Total Noninterest Income	$30,943	$(6,783)	$37,726	$103,141	$(4,132)	$107,273

Noninterest Expense. Total noninterest expense for the third quarter of 2022 was $59.44 million, a decrease of $3.50 million, or 5.56%, as compared to the same period of 2021. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio improved to 43.76% for the third quarter of 2022 compared to 45.88% for the same quarter in 2021.

Salaries, commissions and employee benefits for the third quarter of 2022 totaled $33.89 million, compared to $37.09 million for the same period in 2021. The net decrease reflected lower mortgage compensation expenses of $1.25 million and a decrease of $1.87 million in profit sharing expenses offset by annual merit-based and other market-based pay increases that were effective March 1, 2022 for the third quarter of 2022.

All other categories of noninterest expense for the third quarter of 2022 totaled $25.55 million, down from $25.85 million in the same quarter a year ago. Noninterest expense, excluding salary related costs, for the three-months ended September 30, 2022 decreased primarily due to decreases in software amortization and expense and operational other losses compared to the three-months ended September 30, 2021.

Total noninterest expense for the first nine months of 2022 was $177.00 million, a decrease of $3.04 million, or 1.69%, as compared to the same period of 2021. Our efficiency ratio for the first nine months of 2022 improved to 43.23% compared to 45.73% for the same period in 2021.

Salaries, commissions and employee benefits for the first nine months of 2022 totaled $101.18 million, compared to $107.07 million for the same period in 2021. The net decrease reflected lower mortgage compensation expenses of $4.14 million and a decrease of $3.37 million in profit sharing expenses offset by annual merit-based and other market-based pay increases that were effective March 1, 2022 for the first nine months of 2022.

All other categories of noninterest expense for the first nine months of 2022 totaled $75.82 million, up from $72.97 million in the same period a year ago. Noninterest expense, excluding salary related costs, for the nine-months ended September 30, 2022, increased compared to the nine-months ended September 30, 2021, primarily due to $743 thousand of foreclosed asset expenses together with increases in debit card expense, FDIC assessment fees and printing, stationary and supplies and loan processing costs.

Table 4 - Noninterest Expense (dollars in thousands):

	Three-Months Ended September 30,			Nine-Months Ended September 30,
	2022	Increase (Decrease)	2021	2022	Increase (Decrease)	2021
Salaries and commissions	$26,805	$(1,302)	$28,107	$78,335	$(2,744)	$81,079
Medical	3,009	(191)	3,200	8,396	(399)	8,795
Profit sharing	763	(1,867)	2,630	3,667	(3,368)	7,035
401(k) match expense	897	16	881	2,821	50	2,771
Payroll taxes	1,688	61	1,627	5,575	104	5,471
Stock based compensation	730	85	645	2,383	467	1,916
Total salaries and employee benefits	33,892	(3,198)	37,090	101,177	(5,890)	107,067
Net occupancy expense	3,440	152	3,288	9,957	281	9,676
Equipment expense	2,396	(54)	2,450	6,999	208	6,791
FDIC assessment fees	917	102	815	2,690	408	2,282
Debit card expense	3,013	84	2,929	9,177	441	8,736
Professional and service fees	2,219	(187)	2,406	6,635	(301)	6,936
Printing, stationery and supplies	600	168	432	1,641	395	1,246
Operational and other losses	869	(218)	1,087	2,247	339	1,908
Software amortization and expense	2,564	(291)	2,855	7,543	(760)	8,303
Amortization of intangible assets	306	(92)	398	946	(276)	1,222
Other:
Data processing fees	433	(68)	501	1,323	(22)	1,345
Postage	352	(68)	420	993	(93)	1,086
Advertising	738	(118)	856	2,175	(7)	2,182
Correspondent bank service charges	265	(2)	267	797	40	757
Telephone	759	80	679	2,278	(499)	2,777
Public relations and business development	954	64	890	2,561	217	2,344
Directors’ fees	589	1	588	1,938	138	1,800
Audit and accounting fees	513	(2)	515	1,538	37	1,501
Legal fees and other related costs	323	(115)	438	1,254	(615)	1,869
Regulatory exam fees	399	25	374	1,188	140	1,048
Travel	464	116	348	1,238	293	945
Courier expense	307	73	234	886	188	698
Other real estate owned	1	(9)	10	3	(46)	49
Other	3,129	60	3,069	9,816	2,348	7,468
Total other	9,226	37	9,189	27,988	2,119	25,869
Total Noninterest Expense	$59,442	$(3,497)	$62,939	$177,000	$(3,036)	$180,036

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. As of September 30, 2022, total loans held-for-investment were $6.26 billion, an increase of $866.52 million, as compared to December 31, 2021. Total PPP loans outstanding were $202 thousand at September 30, 2022, which are included in the Company’s commercial loan totals.

As compared to year-end 2021 balances, total real estate loans increased $659.25 million, total consumer loans increased $157.21 million, total commercial loans increased $71.21 million and agricultural loans decreased $21.15 million. Loans averaged $6.08 billion for the third quarter of 2022, an increase of $744.84 million over the prior year third quarter average balances. Loans averaged $5.77 billion for the first nine months of 2022, an increase of $426.45 million from the prior year nine-month period average balances.

Our loan portfolio segments include C&I, Municipal, Agricultural, Construction and Development, Farm, Non-Owner Occupied and Owner Occupied CRE, Residential, Consumer Auto and Consumer Non-Auto. This segmentation allows for a more precise pooling of loans with similar credit risk characteristics and credit monitor procedures for the Company’s calculation of its allowance for credit losses.

Table 5 outlines the composition of the Company’s held-for-investment loans by portfolio segment.

Table 5 - Composition of Loans Held-for-Investment (dollars in thousands):

	September 30,		December 31,
	2022	2021	2021
Commercial:
C&I *	$871,335	$819,597	$837,075
Municipal	214,852	165,847	177,905
Total Commercial	1,086,187	985,444	1,014,980
Agricultural	76,937	98,947	98,089
Real Estate:
Construction & Development	938,051	656,530	749,793
Farm	268,139	203,064	217,220
Non-Owner Occupied CRE	717,738	674,958	623,434
Owner Occupied CRE	945,665	824,231	821,653
Residential	1,536,180	1,328,798	1,334,419
Total Real Estate	4,405,773	3,687,581	3,746,519
Consumer:
Auto	538,798	394,072	405,416
Non-Auto	147,793	120,450	123,968
Total Consumer	686,591	514,522	529,384
Total	$6,255,488	$5,286,494	$5,388,972

* All disclosures for the C&I loan segment include PPP loan balances, net of deferred fees and costs, as disclosed on the face of the consolidated balance sheet.

Loans held-for-sale, consisting of secondary market mortgage loans, totaled $18.82 million, $47.72 million, and $37.81 million at September 30, 2022 and 2021, and December 31, 2021, respectively. At September 30, 2022 and 2021, and December 31, 2021, $2.92 million, $1.64 million and $3.69 million, respectively, are valued using the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

The following tables summarize maturity information of our loan portfolio as of September 30, 2022. The tables also presents the portions of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

Maturity Distribution and Interest Sensitivity of Loans at September 30, 2022 (dollars in thousands):

Total Loans Held-for-Investment:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$336,198	$422,103	$95,439	$17,393	$871,133
PPP	—	202	—	—	202
Municipal	3,599	50,008	124,815	36,430	214,852
Total Commercial	339,797	472,313	220,254	53,823	1,086,187
Agricultural	56,040	19,155	1,742	—	76,937
Real Estate:
Construction & Development	491,989	189,822	165,097	91,143	938,051
Farm	18,005	27,830	136,376	85,928	268,139
Non-Owner Occupied CRE	27,597	197,675	358,562	133,904	717,738
Owner Occupied CRE	45,283	209,925	458,600	231,857	945,665
Residential	120,532	118,750	682,916	613,982	1,536,180
Total Real Estate	703,406	744,002	1,801,551	1,156,814	4,405,773
Consumer:
Auto	5,860	495,483	37,455	—	538,798
Non-Auto	28,989	96,328	16,484	5,992	147,793
Total Consumer	34,849	591,811	53,939	5,992	686,591
Total	$1,134,092	$1,827,281	$2,077,486	$1,216,629	$6,255,488
% of Total Loans	18.13%	29.21%	33.21%	19.45%	100.00%

Loans with fixed interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$55,976	$272,468	$12,669	$—	$341,113
PPP	—	202	—	—	202
Municipal	3,104	48,690	94,149	14,553	160,496
Total Commercial	59,080	321,360	106,818	14,553	501,811
Agricultural	8,110	13,071	477	—	21,658
Real Estate:
Construction & Development	180,442	81,221	39,992	562	302,217
Farm	5,238	18,307	79,343	945	103,833
Non-Owner Occupied CRE	10,959	142,347	70,904	—	224,210
Owner Occupied CRE	30,365	143,375	48,599	218	222,557
Residential	47,287	99,737	451,276	39,583	637,883
Total Real Estate	274,291	484,987	690,114	41,308	1,490,700
Consumer:
Auto	5,860	495,483	37,455	—	538,798
Non-Auto	23,978	94,078	16,070	5,627	139,753
Total Consumer	29,838	589,561	53,525	5,627	678,551
Total	$371,319	$1,408,979	$850,934	$61,488	$2,692,720
% of Total Loans	5.94%	22.52%	13.60%	0.98%	43.04%

Loans with variable interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$280,222	$149,635	$82,770	$17,393	$530,020
PPP	—	—	—	—	—
Municipal	495	1,318	30,666	21,877	54,356
Total Commercial	280,717	150,953	113,436	39,270	584,376
Agricultural	47,930	6,084	1,265	—	55,279
Real Estate:
Construction & Development	311,547	108,601	125,105	90,581	635,834
Farm	12,767	9,523	57,033	84,983	164,306
Non-Owner Occupied CRE	16,638	55,328	287,658	133,904	493,528
Owner Occupied CRE	14,918	66,550	410,001	231,639	723,108
Residential	73,245	19,013	231,640	574,399	898,297
Total Real Estate	429,115	259,015	1,111,437	1,115,506	2,915,073
Consumer:
Auto	—	—	—	—	—
Non-Auto	5,011	2,250	414	365	8,040
Total Consumer	5,011	2,250	414	365	8,040
Total	$762,773	$418,302	$1,226,552	$1,155,141	$3,562,768
% of Total Loans	12.19%	6.69%	19.61%	18.47%	56.96%
Of the $3.56 billion of variable interest rate loans shown above, loans totaling $1.4 billion mature or reprice over the next twelve months with floating rates subject to floors in many cases. Of this amount, approximately $1.37 billion will reprice immediately upon changes in the underlying index rate (primarily U.S. prime rate) with the remaining $30 million being subject to floors above the current index.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $24.62 million at September 30, 2022, as compared to $25.28 million at September 30, 2021 and $34.16 million at December 31, 2021. As a percent of loans held-for-investment and foreclosed assets, these assets were 0.39% at September 30, 2022, as compared to 0.48% at September 30, 2021 and 0.63% at December 31, 2021. As a percent of total assets, these assets were 0.19% at September 30, 2022, as compared to 0.20% at September 30, 2021 and 0.26% at December 31, 2021. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at September 30, 2022.

Table 6 – Nonaccrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (dollars in thousands, except percentages):

	September 30,		December 31,
	2022	2021	2021
Nonaccrual loans	$24,585	$25,210	$31,652
Loans still accruing and past due 90 days or more	15	23	8
Troubled debt restructured loans*	19	22	21
Nonperforming loans	24,619	25,255	31,681
Foreclosed assets	—	28	2,477
Total nonperforming assets	$24,619	$25,283	$34,158
As a % of loans held-for-investment and foreclosed assets	0.39%	0.48%	0.63%
As a % of total assets	0.19%	0.20%	0.26%

* Troubled debt restructured loans of $1.95 million, $4.73 million and $6.72 million, respectively, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in nonaccrual loans as of September 30, 2022 and 2021, and December 31, 2021, respectively.

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

The provision for loan losses of $1.06 million for the three-months ended September 30, 2022 is combined with the provision for unfunded commitments of $2.16 million and reported in the aggregate of $3.22 million under the provision for credit losses in the consolidated statements of earnings for the three-months ended September 30, 2022. The provision for loan losses of $8.91 million for the nine-months ended September 30, 2022 is combined with the provision for unfunded commitments of $4.44 million and reported in the aggregate of $13.35 million under the provision for credit losses in the consolidated statements of earnings for the nine-months ended September 30, 2022.

There was no provision for loan losses or unfunded commitments for the three-months ended September 30, 2021. The $4.47 million reversal of the provision for loan losses for the nine-months ended September 30, 2021 is combined with the provision for unfunded commitments $1.27 million and reported in the net aggregate reversal of $3.20 million under the provision for credit losses for the nine-months ended September 30, 2021. The increase in the Company's provision for credit losses during 2022 was primarily driven by strong organic loan growth, increases in unfunded commitments and a slight decline in the projected economic forecast metrics offset by loan recoveries and lower classified loan specific reserves.

As a percent of average loans, net loan recoveries were 0.07% for the third quarter of 2022, as compared to 0.09% for the third quarter of 2021. As a percent of average loans, net loan recoveries were 0.04% for the first nine-months of 2022, as compared to 0.03% for the first nine-months of 2021. The allowance for credit losses as a percent of loans held-for-investment was 1.18% as of September 30, 2022, as compared to 1.20% and 1.18% as of September 30, 2021 and December 31, 2021, respectively.

Table 7 - Loan Loss Experience and Allowance for Credit Losses (dollars in thousands, except percentages):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2022	2021	2022	2021
Allowance for credit losses at period-end	$74,108	$63,370	$74,108	$63,370
Loans held-for-investment at period-end	6,255,488	5,286,494	6,255,488	5,286,494
Average loans for period	6,082,649	5,337,807	5,765,844	5,339,398
Net charge-offs (recoveries)/average loans (annualized)	(0.07)%	(0.09)%	(0.04)%	(0.03)%
Allowance for loan losses/period-end loans held-for-investment	1.18%	1.20%	1.18%	1.20%
Allowance for loan losses/nonaccrual loans, past due 90 days still accruing and restructured loans	301.02%	250.92%	301.02%	250.92%

Interest-Bearing Demand Deposits in Banks. The Company had interest-bearing deposits in banks of $138.48 million at September 30, 2022 compared to $359.24 million at September 30, 2021 and $323.54 million at December 31, 2021, respectively. At September 30, 2022, interest-bearing deposits in banks included $137.02 million maintained at the Federal Reserve Bank of Dallas and $1.46 million on deposit with the FHLB.

Available-for-Sale Securities. At September 30, 2022, securities with a fair value of $5.75 billion were classified as securities available-for-sale. As compared to December 31, 2021, the available-for-sale portfolio at September 30, 2022 reflected (i) an increase of $350.34 million in U.S. Treasury securities, (ii) a decrease of $669.66 million in obligations of states and political subdivisions, (iii) an increase of $31.93 million in corporate bonds and other securities, and (iv) a decrease of $540.34 million in mortgage-backed securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See the below table and Note 2 to the Consolidated Financial Statements (unaudited) for additional disclosures relating to the maturities and fair values of the investment portfolio at September 30, 2022 and 2021, and December 31, 2021.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at September 30, 2022 (dollars in thousands, except percentages):

	Maturing by Contractual Maturity
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$—	—%	$477,176	1.88%	$—	—%	$—	—%	$477,176	1.88%
Obligations of states and political subdivisions	141,345	4.43	427,680	3.71	692,341	2.55	822,446	2.69	2,083,812	2.97
Corporate bonds and other securities	3,906	1.31	60,720	2.84	35,602	1.98	—	—	100,228	2.48
Mortgage-backed securities	93,260	2.71	1,090,832	2.14	1,323,904	1.76	576,231	2.23	3,084,227	2.01
Total	$238,511	3.70%	$2,056,408	2.43%	$2,051,847	2.03%	$1,398,677	2.50%	$5,745,443	2.36%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 21%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.

As of September 30, 2022, the investment portfolio had an overall tax equivalent yield of 2.36%, a weighted average life of 7.96 years and modified duration of 6.44 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $11.14 billion as of September 30, 2022, as compared to $9.89 billion as of September 30, 2021 and $10.57 billion as of December 31, 2021.

Table 9 provides a breakdown of average deposits and rates paid over the three and nine month periods ended September 30, 2022 and 2021, respectively.

Table 9 - Composition of Average Deposits (dollars in thousands, except percentages):

	Three-Months Ended September 30,
	2022		2021
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$4,178,675	—%	$3,490,685	—%
Interest-bearing deposits:
Interest-bearing checking	3,641,147	0.61	3,142,769	0.07
Savings and money market accounts	2,935,020	0.38	2,732,149	0.06
Time deposits under $250,000	299,211	0.31	317,843	0.26
Time deposits of $250,000 or more	129,100	0.40	153,506	0.43
Total interest-bearing deposits	7,004,478	0.50%	6,346,267	0.08%
Total average deposits	$11,183,153		$9,836,952
Total cost of deposits		0.31%		0.05%

	Nine-Months Ended September 30,
	2022		2021
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$4,024,731	—%	$3,349,719	—%
Interest-bearing deposits:
Interest-bearing checking	3,651,259	0.31	3,030,830	0.08
Savings and money market accounts	2,890,585	0.18	2,658,570	0.08
Time deposits under $250,000	303,663	0.24	320,743	0.29
Time deposits of $250,000 or more	138,742	0.32	155,597	0.51
Total interest-bearing deposits	6,984,249	0.25%	6,165,740	0.10%
Total average deposits	$11,008,980		$9,515,459
Total cost of deposits		0.16%		0.06%

The estimated amount of uninsured and uncollateralized deposits including related accrued and unpaid interest is approximately $4.2 billion as of September 30, 2022.

Borrowings. Included in borrowings were federal funds purchased, securities sold under repurchase agreements, advances from the FHLB and other borrowings of $774.58 million, $648.68 million and $671.15 million at September 30, 2022 and 2021, and December 31, 2021, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowings. The average balance of federal funds purchased, securities sold under repurchase agreements, advances from the FHLB and other borrowings were $768.10 million and $599.93 million in the third quarters of 2022 and 2021, respectively. The weighted average interest rates paid on these borrowings were 0.40% and 0.05% for the third quarters of 2022 and 2021, respectively. The average balance of federal funds purchased, securities sold under repurchase agreements, advances from the FHLB and other borrowings were $759.91 million and $528.60 million for the nine-months ended September 30, 2022 and September 30, 2021, respectively. The weighted average interest rates paid on these borrowings were 0.21% and 0.07% for the nine-month periods ended September 30, 2022 and September 30, 2021, respectively.

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

	Percentage change in net interest income:
Change in interest rates:	September 30,		December 31,
(in basis points)	2022	2021	2021
+400	6.87%	8.60%	10.56%
+300	5.24%	7.13%	8.52%
+200	3.90%	5.23%	6.13%
+100	2.30%	3.04%	3.42%
-100	(2.80)%	(5.57)%	(5.64)%
-200	(5.62)%	(8.24)%	(9.06)%

The results for the net interest income simulations as of September 30, 2022 and 2021, and December 31, 2021 resulted in an asset sensitive position. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability management committee oversees and monitors this risk.

The fair value of our investment securities classified as available-for-sale totaled $5.75 billion at September 30, 2022. During the nine months ended September 30, 2022, the corresponding unrealized gain before taxes on the portfolio of $125.67 million at December 31, 2021, moved into an unrealized loss before taxes of $801.03 million at September 30, 2022, which is recorded net of taxes in accumulated other comprehensive earnings (loss) in shareholders' equity. The unrealized gains or losses, net of taxes, on the portfolio are excluded from the calculation of all regulatory capital ratios. The changes in the fair value were driven by increases in interest rates based on expected actions by the Federal Reserve Board and other market conditions. The overall valuation of the portfolio is most correlated to the 5-year U.S. Treasury rates based on the composition and duration of the portfolio. At September 30, 2022, the 5-year U.S. Treasury rate was 4.06% compared to 1.26% at December 31, 2021, representing a 280 basis point increase during the first nine months of 2022. As of September 30, 2022, an additional 100 basis point increase in the 5-year U.S. Treasury rate would result in an increase to unrealized losses by approximately $300 million before taxes, while a 100 basis point decrease in the same rate would result in a decrease to unrealized losses by approximately $280 million before taxes. We currently have the ability to hold these securities based on our overall liquidity and intent to hold the portfolio.

Capital and Liquidity

Capital. We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $1.13 billion, or 8.64% of total assets at September 30, 2022, as compared to $1.73 billion, or 13.82% of total assets at September 30, 2021, and $1.76 billion, or 13.43% of total assets at December 31, 2021. Included in shareholders’ equity at September 30, 2022 were $632.42 million in unrealized losses on investment securities available-for-sale, net of related income taxes. Included in shareholders' equity at September 30, 2021 and December 31, 2021 were $109.45 million and $99.25 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes, although such amount is excluded from and does not impact regulatory capital. For the third quarter of 2022, total shareholders’ equity averaged $1.36 billion, or 10.17% of average assets, as compared to $1.74 billion, or 14.17% of average assets, during the same period in 2021. For the first nine months of 2022, total shareholders’ equity averaged $1.48 billion, or 11.12% of average assets, as compared to $1.70 billion, or 14.35% of average assets, during the same period in 2021.

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

As of September 30, 2022 and 2021, and December 31, 2021, we had a total risk-based capital ratio of 19.07%, 20.76% and 20.34%, a Tier 1 capital to risk-weighted assets ratio of 18.03%, 19.71% and 19.35%; a common equity Tier 1 to risk-weighted assets ratio of 18.03%, 19.71% and 19.35% and a Tier 1 leverage ratio of 10.79%, 11.19% and 11.13%, respectively. The regulatory capital ratios as of September 30, 2022 and 2021, and December 31, 2021 were calculated under Basel III rules.

The regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of September 30, 2022:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,547,369	19.07%	$851,796	10.50%	$811,234	10.00%
First Financial Bank, N.A	$1,383,653	17.09%	$850,038	10.50%	$809,560	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,462,382	18.03%	$689,549	8.50%	$486,740	6.00%
First Financial Bank, N.A	$1,298,666	16.04%	$688,126	8.50%	$647,648	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,462,382	18.03%	$567,864	7.00%	—	N/A
First Financial Bank, N.A	$1,298,666	16.04%	$566,692	7.00%	$526,214	6.50%
Leverage Ratio:
Consolidated	$1,462,382	10.79%	$542,094	4.00%	—	N/A
First Financial Bank, N.A	$1,298,666	9.62%	$540,211	4.00%	$675,263	5.00%

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of September 30, 2021:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,389,929	20.76%	$702,959	10.50%	$669,485	10.00%
First Financial Bank, N.A	$1,246,266	18.65%	$701,572	10.50%	$668,164	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,319,809	19.71%	$569,062	8.50%	$401,691	6.00%
First Financial Bank, N.A	$1,176,146	17.60%	$567,939	8.50%	$534,531	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,319,809	19.71%	$468,639	7.00%	$—	N/A
First Financial Bank, N.A	$1,176,146	17.60%	$467,715	7.00%	$434,306	6.50%
Leverage Ratio:
Consolidated	$1,319,809	11.19%	$471,745	4.00%	$—	N/A
First Financial Bank, N.A	$1,176,146	10.00%	$470,355	4.00%	$587,944	5.00%

	Actual		Minimum Capital Required Basel III		Required to be Considered Well- Capitalized
As of December 31, 2021:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,425,907	20.34%	$736,003	10.50%	$700,955	10.00%
First Financial Bank, N.A	$1,258,965	17.99%	$734,604	10.50%	$699,623	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,356,006	19.35%	$595,812	8.50%	$420,573	6.00%
First Financial Bank, N.A	$1,189,064	17.00%	$594,679	8.50%	$559,698	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,356,006	19.35%	$490,669	7.00%	—	N/A
First Financial Bank, N.A	$1,189,064	17.00%	$489,736	7.00%	$454,755	6.50%
Leverage Ratio:
Consolidated	$1,356,006	11.13%	$487,459	4.00%	—	N/A
First Financial Bank, N.A	$1,189,064	9.79%	$485,926	4.00%	$607,407	5.00%

In connection with the adoption of the Basel III regulatory capital framework, our subsidiary bank made the election to continue to exclude accumulated other comprehensive income from available-for-sale securities (“AOCI”) from capital in connection with its quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

Liquidity. Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and other borrowings (see below) and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures in June 2023 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At September 30, 2022, there were no amounts drawn on these lines of credit. Our subsidiary bank also has (i) an available line of credit with the FHLB totaling $2.26 billion at September 30, 2022, secured by portions of our loan portfolio and certain investment securities, subject to certain requirements including maintaining positive tangible equity as defined by the FHLB, and (ii) access to the Federal Reserve Bank of Dallas lending program secured by portions of certain investment securities. At September 30, 2022, the Company did not have any balances under this line of credit.

The Company renewed its loan agreement, effective June 30, 2021, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2023, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2023. If a balance exists at June 30, 2023, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at The Wall Street Journal Prime Rate. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 36% (low) in 2021 and 2020 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at September 30, 2022. There was no outstanding balance under the line of credit as of September 30, 2022 and 2021, or December 31, 2021.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $143.32 million at September 30, 2022, investment securities which totaled $2.17 million at September 30, 2022 and mature over 7 to 8 years, available dividends from our subsidiaries which totaled $376.67 million at September 30, 2022, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of September 30, 2022, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. We are monitoring closely the economic impact of the coronavirus on our customers and the communities we serve. Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

Off-Balance Sheet (“OBS”)/Reserve for Unfunded Commitments. We are a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our consolidated balance sheets. At September 30, 2022, the Company’s reserve for unfunded commitments totaled $10.88 million which is recorded in other liabilities.

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

Table 10 – Commitments as of September 30, 2022 (dollars in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$1,077,595
Unfunded commitments to extend credit	868,816
Standby letters of credit	51,474
Total commercial commitments	$1,997,885

We believe we have no other OBS arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements. The above table does not include balances related to the Company’s IRLC and forward mortgage-backed security trades. At December 31, 20221, total commercial commitments were $1.70 billion compared to the $2.00 billion above at September 30, 2022.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At September 30, 2022, $376.67 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $67.50 million and $53.50 million for the nine-months ended September 30, 2022 and 2021, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 35% to 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 39.78% and 35.55% of net earnings for the first nine months of 2022 and 2021, respectively. Given our current capital position, projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy. In July 2022, the Board of Directors declared a $0.17 per share cash dividend for the third quarter of 2022, a 13.33% increase over the dividend declared in the third quarter of 2021. The record date for this dividend was September 15, 2022, payable on October 3, 2022.

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

To pay dividends, we and our subsidiary bank must maintain adequate capital above regulatory guidelines and comply with the general requirements applicable to a Texas corporation. Generally, a Texas corporation may not pay a dividend to its shareholders if (i) after giving effect to the dividend, the corporation would be insolvent, or (ii) the amount of the dividend would exceed the surplus of the corporation. In addition, if the applicable regulatory authority believes that a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the authority may require, after notice and hearing, that such bank cease and desist from the unsafe practice. The Federal Reserve, the FDIC and the OCC have each indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve, the OCC and the FDIC have issued policy statements that recommend that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Management considers interest rate risk to be a significant market risk for the Company. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk” for disclosure regarding this market risk.

Item 4. Controls and Procedures.

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchase of Common Stock

On July 27, 2021, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 common shares through July 31, 2023. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades, or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Subsequent to July 27, 2021 and through September 30, 2022, 244,559 shares were repurchased and retired at an average price of $38.61.

The following table presents shares that have been repurchased under the Company's repurchase program for the three month period ended September 30, 2022:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2022 through July 31, 2022	52,572	$38.8967	244,559	4,755,441
August 1, 2022 through August 31, 2022	-	$-	244,559	4,755,441
September 1, 2022 through September 30, 2022	-	$-	244,559	4,755,441
Total	244,559	$38.6099	244,559	4,755,441

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

10.8	—	2015 Restricted Stock Plan as Amended and Restated April 28, 2020 (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed May 1, 2020).++

10.9	—	Form of Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed August 10, 2022).++

10.10	—

First Financial Bankshares, Inc. Supplemental Executive Retirement Plan, as amended and restated effective July 26, 2022 (incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K filed July 29, 2022.)++

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

FIRST FINANCIAL BANKSHARES, INC.
Date: November 2, 2022	By:	/s/ F. Scott Dueser
F. Scott Dueser
Chairman of the Board, President and Chief Executive Officer

Date: November 2, 2022	By:	/s/ James R. Gordon
James R. Gordon
Executive Vice President and
Chief Financial Officer, Secretary and Treasurer