Form 10-K
period 2022-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2023-02-23
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $5.37 billion.

As of February 22, 2023, there were 142,701,017 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III is incorporated by reference to the proxy statement for our 2023 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022.

FIRST FINANCIAL BANKSHARES, INC.

FORM 10-K

For the Year Ended December 31, 2022

i

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” “could,” “may,” or “would” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited, to those listed in “Item 1A-Risk Factors” and the following:

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
•
the costs, effects and results of regulatory examinations, investigations or reviews and the ability to obtain required regulatory approvals;
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
•
inflation, interest rate, market and monetary fluctuations;
•
soundness of other financial institutions with which we have transactions;
•
changes in consumer spending, borrowing and savings habits;
•
changes in commodity prices (e.g., oil and gas, cattle, and wind energy);
•
our ability to attract deposits, maintain and/or increase market share;
•
changes in our liquidity position; including a result of a reduction in the amount of sources of liquidity we currently have;

•
fluctuations in the market value and liquidity of the investment securities we have classified as held-for-sale ("HFS"), including the effects of changes in market interest rates;
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

In addition, financial markets and global supply chains may continue to be adversely affected by the current or anticipated impact of military conflict, including the current Russian invasion of Ukraine, terrorism or other geopolitical events.

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

General

First Financial Bankshares, Inc., a Texas corporation (the “Company”), is a financial holding company registered under the Bank Holding Company Act of 1956, as amended, or BHCA. As such, we are supervised by the Federal Reserve Board, as well as several other bank regulators. We were formed as a bank holding company in 1956 under the original name F & M Operating Company, but our banking operations date back to 1890, when Farmers and Merchants National Bank opened for business in Abilene, Texas. As of December 31, 2022, our wholly-owned subsidiaries, all of which are headquartered in Abilene, Texas, were:

•
First Financial Bank, N.A.;
•
First Technology Services, Inc., a wholly-owned subsidiary of First Financial Bank, N.A.;
•
FB Investment Paris Fund, LLC, a wholly-owned subsidiary of First Financial Bank, N.A.;
•
First Financial Trust & Asset Management Company, N.A.; and
•
First Financial Insurance Agency, Inc.

Through our subsidiaries, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of December 31, 2022, we had 79 financial centers across Texas, with eleven locations in Abilene, five locations in Bryan/College Station, three locations in Weatherford, two locations in Cleburne, Conroe, San Angelo, Stephenville, and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Cut and Shoot, Decatur, Eastland, El Campo, Fort Worth, Fulshear, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Kingwood, Lumberton, Magnolia, Mauriceville, Merkel, Midlothian, Mineral Wells, Montgomery, Moran, New Waverly, Newton, Odessa, Orange, Palacios, Port Arthur, Ranger, Rising Star, Roby, Southlake, Spring, Sweetwater, Tomball, Trent, Trophy Club, Vidor, Waxahachie, Willis and Willow Park. Additionally, we operate mortgage loan offices in Austin and Addison, as well as Trust offices in Abilene, Beaumont, Bryan/College Station, Fort Worth, Houston, Odessa, San Angelo, San Antonio, Stephenville and Sweetwater.

Even though we operate in a growing number of Texas markets, we continue to believe that decisions are best made at the local level. Although we consolidated our bank charters into one charter in 2012, we continue to regionally manage our operations with local advisory boards of directors, local regional presidents and local decision-making processes. We have consolidated substantially all of the non-customer facing operations, such as investment securities, accounting, check processing, credit administration, risk management, treasury management, marketing, customer contact center, technology, training and human resources, which improved our efficiency and allows the regions to concentrate on serving the banking needs of their local communities.

We have chosen to keep our Company focused on the State of Texas, one of the nation’s largest, fastest-growing and most economically diverse states. With approximately 30 million residents as of December 31, 2021, Texas has more people than any other state except California. The population of Texas grew 17.09% from 2011-2021 according to the U.S. Census Bureau. Many of the communities in which we operate are also experiencing positive growth as shown below:

Population Growth 2011-2021 by City and County*

Bridgeport and Wise County	19.6%	Fort Worth and Tarrant County	15.1%
Bryan/College Station and Brazos County	20.0%	Granbury and Hood County	24.6%
Cleburne and Johnson County	23.2%	Stephenville and Erath County	11.4%
Conroe and Montgomery County	37.6%	Weatherford, Willow Park, Aledo and Parker County	32.5%
*Source: U. S. Census Bureau

These economies include dynamic centers of higher education, agriculture, wind energy and natural resources, retail, military, technology, healthcare, tourism, retirement living, manufacturing and distribution.

We believe our community approach to doing business works best for us in small and mid-size markets, where we can play a prominent role in the economic, civic and cultural life of the community. Our goal is to serve these communities well and to experience growth as these markets continue to expand. In many instances, banking competition is less intense in smaller markets, making it easier for us to operate rationally and attract and retain high-caliber employees who prefer not only our community-bank concept but the high quality of life in smaller cities.

Over the years, we have grown in three ways: by growing organically, by opening new branch locations and by acquiring other banks. Since 1997, we have completed fourteen bank acquisitions and have increased our total assets from $1.57 billion to $12.97 billion as of

December 31, 2022. Looking ahead, we intend to continue to grow organically by serving the needs of our customers and putting them first in all of our decisions. We continually look for better branch locations so we can provide more convenient service to our customers. We continue to evaluate opportunities to acquire high quality banks in the future.

When targeting a bank for acquisition, the subject bank generally needs to be well managed and profitable and align with our corporate culture. We seek to enter growing communities with good amenities – schools, infrastructure, commerce and lifestyle. We prefer non-metropolitan markets, either around Dallas/Fort Worth, Houston, San Antonio or Austin or along the Interstate 35, 45, 10 and 20 corridors in Texas as well as in East Texas and the Texas Hill Country area. Banks between $500 million and $3.0 billion in asset size fit our “sweet spot” for acquisition, but we would consider banks that are larger or smaller, or that are in other areas of Texas if we believe they would be a cultural and financial fit for our Company.

Information on our financial condition and operating results appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 hereof.

First Financial Bankshares, Inc.

We provide management, technical resources and policy direction to our subsidiaries, which enable them to improve or expand their services while continuing their local activity and identity. Each of our subsidiaries operates under the day-to-day management of its own board of directors and officers. Our bank and subsidiaries have separate boards and the regions of the bank are guided by advisory boards of directors who are selected by the Company's board of directors.

In particular, we assist our subsidiaries with, among other things, decisions concerning major capital expenditures, insurance, finance and accounting, strategic planning, employee benefits, including retirement plans and group medical coverage, dividend policies, and appointment of officers and directors, including advisory directors, and their compensation. We also perform, through corporate staff groups or by outsourcing to third-parties, oversight of our subsidiaries. We provide advice and specialized services for our bank regions related to lending, investing, purchasing, advertising, public relations, and technology services.

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

Services Offered by Our Subsidiaries

Our subsidiary bank, First Financial Bank, N.A., is a separate legal entity that operates under the day-to-day management and oversight of its board of directors and officers. Our 12 banking regions, which operate under our subsidiary bank, each have separate regional advisory boards that make recommendations and provide assistance to regional management of the bank regions regarding the operations of their respective region. Each of our bank regions provides general commercial banking services, which include accepting and holding checking, savings and time deposits, making loans, offering automated teller machines (“ATMs”), drive-in and night deposit services, safe deposit facilities, remote deposit capture, internet banking, mobile banking, payroll cards, funds transfer, and performing other customary commercial banking services. In addition, we provide securities brokerage services through an arrangement with an unrelated third-party in our Abilene and San Angelo regions.

We also provide full-service trust and wealth management activities through our trust company, First Financial Trust & Asset Management Company, N.A. Our trust company has ten locations, which are all located in Texas in Abilene, Beaumont, Bryan/College Station, Fort Worth, Houston, Odessa, San Angelo, San Antonio, Stephenville and Sweetwater. Through our trust company, we offer personal trust services, which include wealth management, the administration of estates, oil and gas management, testamentary trusts, revocable and irrevocable trusts and agency accounts. We also administer all types of retirement and employee benefit accounts, which include 401(k) profit sharing plans and IRAs. The Company has been providing trust services since 1927.

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

In 2022, restrictive measures related to the COVID pandemic continued to ease, both on a national level and more specifically in the Company's markets in Texas. Most businesses have returned to full capacity, which has increased commercial and consumer activity. The overall outlook has improved due to the availability of vaccines, although uncertainty remains as new variants emerge and ongoing vaccine effectiveness is undetermined. The Company continues to monitor the impact of COVID on its customers, the communities it serves and the economy as a whole; however, the extent to which the pandemic will continue to impact operations and financial results into 2023 is undetermined.

In March of 2020, the Federal Reserve lowered the federal funds target rate to a range of between zero to 0.25%, which negatively impacted our net interest income, our primary source of earnings. As the pandemic eased through 2021 and inflation increased, the Federal Reserve aggressively raised the federal funds target rate to 4.25-4.50% by the end of 2022. These actions positively impacted growth in net interest income in 2022 but the higher rates could negatively impact loan customers in a slowing economy.

Our financial position and results of operations are particularly susceptible to the ability of our loan customers to meet loan obligations, the availability of our workforce, the availability of our vendors and the decline in the value of assets held by us. While its effects continue to improve, the COVID pandemic has resulted in temporary disruptions to the labor force due to absences as well as the overall supply chain which may continue to cause our customers (including affected businesses and individuals), vendors and counterparties to be unable to meet obligations to us.

The U.S. government enacted certain fiscal stimulus measures in several phases to counteract the economic disruption caused by COVID. Many of these measures have expired at this point.

During 2020 and 2021, we funded approximately 9,700 Paycheck Protection Program (“PPP”) loans totaling $970.87 million. At December 31, 2022, the Company’s PPP loans have an outstanding balance remaining of $169 thousand following repayments and forgiveness by the SBA.

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

Human Capital

We operate as a community bank offering a wide range of commercial banking and related services to consumers, small businesses, corporations, non-profits, governmental entities, and others. A cornerstone of our operating model is based on personal relationships with our customers. Therefore, our model is heavily dependent on our personnel to execute our strategy within each region supported by our lines of business and operational support areas within the Company. Our executive leadership is critical to the success of our Company as each executive participates in developing our corporate strategy, policy setting, and oversight of each of their respective operating areas. The executive officers have significant banking experience and/or tenure with the Company, including our Chairman, CEO and President who has over forty-six years with the Company. Our regional operating philosophy is heavily dependent on our Regional CEOs/Presidents who drive the daily execution of our strategy, customer service, and local decision-making, across our twelve regions. On average, our fourteen Regional or Divisional CEOs and Presidents have approximately twenty-six years of banking experience and eleven years of service with the Company.

On December 31, 2022, the Company employed 1,501 employees, approximately 1,400 full-time and 100 part-time, all located in the State of Texas. Our management believes that our employee relations have been and will continue to be good. None of our employees are represented by collective bargaining agreements.

We seek to attract the best bankers in the markets we serve as well as key managers and associates to serve and build relationships with our customers. On a day-to-day basis, these associates execute on our “Excellence in Customer Service” culture, including our 21 Non-Negotiables of Customer Service, which were developed by management with the assistance of Horst Schulze, the founder of The Ritz Carlton Hotel Company and an independent consultant to the Company for the last four years. Initially, each new associate attends New Employee Orientation to gain an understanding of our culture, including our customer service approach, our organization, and our operating and other policies. From there, associates also receive specific training for their applicable area of service.

We then provide a number of internally developed training programs and encourage associates to attend selected external programs. We require certain areas (lending, trust, risk, operations) to obtain certifications for their current and future roles in the organization (for example, most lenders are required to obtain the Credit Risk Certification from the Risk Management Association). The Company also provides educational assistance for employees to further their professional development. In fact, six of our current Regional CEO/Presidents started their careers with the Company and progressed to their current levels over time.

We embrace and promote a culture of diversity, equity, and inclusion to attract, recruit, retain, develop, and promote employees who represent the diverse communities we serve. Our employees bring their own unique backgrounds, beliefs, cultures, and experiences to our organization. By promoting and fostering a workforce that we believe is reflective of our customers and communities, we seek to better understand the financial needs of our prospects and customers and provide them with relevant financial service products.

We celebrate our diverse and inclusive workplace as it brings new ideas, perspectives, and ways to enhance our overall customer and employee experience. Of our Regional and Divisional CEO/Presidents, four are women (three of whom were promoted to these positions during the last three years). Additionally, 1,082, or approximately 72 percent, of our employees are female and 638, or approximately 43 percent, of our employees are minorities, veterans and/or self-identify as disabled.

The Company provides, in addition to competitive salaries, either at the Company’s expense or through employee deductions, benefits to its associates to help protect their health and well-being, including medical, dental, vision, employee assistance, short and long-term disability, life insurance, and paid time off (vacation, holidays and sick time). Additionally, through our 401(k) retirement benefits, and profit-sharing contributions (which also contains an employee stock ownership plan, or ESOP feature), the Company facilitates its associate’s future financial well-being. These benefits when combined with incentive compensation programs, both cash and equity based, serve as rewards for performance but also as a retention vehicle for our employee base. The Company has strong relationships with its employee base leading to an average tenure of approximately six years with the Company (including its predecessor banks). During 2022 and 2021, the Company incurred expenses totaling approximately $22.42 million and $27.41 million, respectively, for these benefits.

Understanding and supporting our communities has been a critical part of our Company’s success. We strive every day to improve the quality of life in every community that we are in. We support schools, cities, counties and churches with the latest in financial services, as well as our time and money. We provide leadership to our local nonprofits and churches by being on their boards, volunteering to raise money, as well as helping them provide services. In many cases, our employees chair their boards and give of their time freely. In addition to our continuous involvement, we perform an annual Company-wide day of service to help improve the communities in which we live and serve. In 2022, this amounted to approximately 8,200 hours of community service across our footprint.

Overall, the attraction, development and retention of our executives, regional presidents and associates are integral to the performance of our Company, which ultimately drives value to our shareholders in the form of dividends and price appreciation of our common stock. Accordingly, our Board of Directors participates in the oversight of our employment practices and policies, through the Compensation Committee. Our board sets the overall “tone at the top” and holds executive management accountable for embodying, maintaining, and communicating our culture to employees. Currently, our board is comprised of eleven members, including two females with one being Hispanic, and one African-American male.

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

Mergers and Acquisitions

We must obtain approval from the banking regulators before we can acquire other financial institutions. We may not engage in certain acquisitions if we are undercapitalized. Furthermore, the BHCA provides that the Federal Reserve Board cannot approve any acquisition, merger or consolidation that may substantially lessen competition in the banking industry, create a monopoly in any section of the country, or be a restraint of trade. However, the Federal Reserve Board may approve such a transaction if the convenience and needs of the community clearly outweigh any anti-competitive effects. Specifically, the Federal Reserve Board would consider, among other factors, the expected benefits to the public (greater convenience, increased competition, greater efficiency, etc.) against the risks of possible adverse effects (undue concentration of resources, decreased or unfair competition, conflicts of interest, unsound banking practices, etc.).

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

Under the Dodd-Frank Act, for institutions with $10 billion or more in assets, the FDIC uses a performance score and a loss severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank's capital level and regulatory supervisory ratings and certain financial measures to assess an institution's ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.

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

The FDIC is also empowered to regulate interest rates paid by insured banks. Approval by the FDIC is also required before an insured bank retires any part of its common or preferred stock, or any capital notes or debentures.

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

Our subsidiaries paid aggregate dividends to us of $67.50 million in 2022 and $96.50 million in 2021. Under the dividend restrictions discussed above, as of December 31, 2022, our subsidiaries could have declared in the aggregate additional dividends of $437.16 million from retained net profits, without obtaining regulatory approvals.

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

The Basel III Rules established three components of regulatory capital: (1) common equity tier 1 capital (“CET1”), (2) additional tier 1 capital, and (3) total capital. Tier 1 capital is the sum of CET1 and additional tier 1 capital instruments meeting certain revised requirements. Total capital is the sum of tier 1 capital and tier 2 capital elements. Under the Basel III Rules, for most banking organizations, the most common form of additional tier 1 capital is non-cumulative perpetual preferred stock and the most common form of tier 2 capital is subordinated notes and a portion of the allocation for credit losses, in each case, subject to the Basel III Rules’ specific requirements. As of December 31, 2022, we do not have any non-cumulative perpetual preferred stock or subordinated notes. CET1, tier 1 capital, and total capital serve as the numerators for three prescribed regulatory capital ratios. Risk-weighted assets, calculated using the standardized approach in the Basel III Rules for us and our subsidiary bank, provide the denominator for such ratios. There is also a leverage capital ratio that compares tier 1 capital to average total assets.

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

As of December 31, 2022, we had a total risk-based capital ratio of 19.29%, a tier 1 capital to risk-weighted asset ratio of 18.22%, a CET1 to risk-weighted assets ratio of 18.22% and a leverage ratio of 10.96%. These regulatory capital ratios were calculated under the Basel III Rules.

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

Under current regulations, our subsidiary bank was “well capitalized” as of December 31, 2022.

Our Support of Our Subsidiaries

Under Federal Reserve Board policy, we are expected to commit resources to act as a source of strength to support each of our subsidiaries. The Dodd-Frank Act codified this policy as a statutory requirement. This support may be required at times when, absent such requirement, we would not otherwise be required to provide it. In addition, any loans we make to our subsidiaries would be subordinate in right of payment to deposits and to other indebtedness of our subsidiaries. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and be subject to a priority of payment.

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

Consumer Laws and Regulations

We are also subject to certain federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the following list is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, The Fair and Accurate Credit Transactions Act, the Real Estate Settlement Procedures Act and the Fair Housing Act, among others. These laws and regulations, among other things, prohibit discrimination on the basis of race, gender or other designated characteristics and mandate various disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. These and other laws also limit finance charges or other fees or charges earned in our activities. We must comply with the applicable provisions of these consumer protection laws and regulations. Violations of consumer protection laws and regulations can result in significant potential liability, including actual damages, restitution and injunctive relief from litigation brought by customers, state attorney generals, the Department of Justice and other plaintiffs, as well as enforcement actions by banking regulators and reputational harm.

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

Under the Gramm-Leach-Bliley Act, a financial institution must also provide its customers with a notice of privacy policies and practices. Section 502 prohibits a financial institution from disclosing nonpublic personal information about a customer to nonaffiliated third-parties unless the institution satisfies various notice and opt-out requirements and the customer has not elected to opt out of the disclosure. Under Section 504, the agencies are authorized to issue regulations as necessary to implement notice requirements and restrictions on a financial institution’s ability to disclose nonpublic personal information about customers to nonaffiliated third-parties. Under the final rule the regulators adopted, all banks must develop initial and annual privacy notices which describe in general terms the bank’s information sharing practices. Banks that share nonpublic personal information about customers with nonaffiliated third-parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit or transaction accounts to any nonaffiliated third-party for use in marketing.

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
•
requirement that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. On June 29, 2011, the Federal Reserve Board set the interchange rate cap at $0.21 per transaction and 5 basis points multiplied by the value of the transaction. The restrictions on interchange fees apply to banks that, together with their affiliates, have assets of $10 billion or more; however, on November 20, 2020, the federal bank regulatory agencies announced an interim final rule that provides temporary relief for certain community banking organizations had crossed the threshold as of December 31, 2020 if they had less than $10 billion in assets as of December 31, 2019. Under the interim final rule, these banks generally had until 2022 to either reduce their size to below $10 billion in assets, or to prepare for the regulatory and reporting standards under the Dodd Frank Act. The Company has continued to exceed $10 billion in assets and as such, the restrictions became effective July 1, 2022; and
•
restrictions under the Volcker Rule of the Company’s ability to engage in proprietary trading and to invest in, sponsor and engage in certain types of transactions with certain private funds. The Company initially had until July 15, 2015 to fully conform to the Volcker Rules restrictions. In 2018, banks smaller than $10 billion in assets were provided with an exception to the Volcker Rule. However, the Company is now subject to the Volcker Rule now that it has exceeded $10 billion in assets.

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

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. You may obtain copies of our filings on the SEC website. Our website is https://www.ffin.com. You may also obtain copies of our annual, quarterly and special reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, free of charge from our website. These documents are posted to our web site after we have filed them with the SEC. Our corporate governance guidelines, including our code of conduct applicable to all our employees, officers and directors, as well as the charters of our audit, compensation, executive and nominating committees, are available at www.ffin.com. The foregoing information is also available in print to any shareholder who requests it. Except as explicitly provided, information on any web site is not incorporated into this Form 10-K or our other securities filings and is not a part of them.

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

Risks Related to Our Business

Interest Rate Risk

We are subject to interest rate risk.

Our profitability is dependent to a large extent on our net interest income, which is the difference between interest income we earn as a result of interest paid to us on loans and investments and interest we pay to third-parties such as our depositors and those from which we borrow funds. Like most financial institutions, we are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, (iii) the average duration of our securities portfolio, and (iv) the slope of the overall yield curve and its impact on the value of the investment portfolio and reinvestment income. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and investments, our net interest income, and earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and investments fall more quickly than the interest rates paid on deposits and other borrowings.

The Federal Reserve increased rates 200 basis points through mid-2019 and as a response to the ongoing COVID pandemic decreased rates 75 basis points during the third and fourth quarters of 2019 and then an additional 150 basis points in the first quarter of 2020, resulting in a target rate range of zero to 25 basis points throughout the remainder of 2020 and 2021. The Federal Reserve Board began increasing interest rates by raising rate 25 basis points in March 2022, 50 basis points in May 2022, 75 points in June, July, September and November 2022, respectively, and 50 basis points in December 2022, resulting in a target range of 4.25% to 4.50% at December 31, 2022. Most recently, on February 1, 2023, the Federal Reserve Board increased rates another 25 basis points resulting in a current target rate of 4.50% to 4.75%. Today, there continues to be uncertainty regarding future interest rates. Increases in interest rates can have negative impacts on our business, including reducing our customers’ desire to borrow money from us or adversely affecting their ability to repay their outstanding loans by increasing their debt obligations through the periodic reset of adjustable interest rate loans. If our borrowers’ ability to pay their loans is impaired by increasing interest payment obligations, our level of non-performing assets would increase, producing an adverse effect on operating results. Asset values, especially commercial real estate as collateral, securities or other fixed rate earning assets, can decline significantly with relatively minor changes in interest rates. Conversely, decreases in interest rates can affect the amount of interest we earn on our loans and investment securities, which could have a material adverse effect on the Company’s financial condition and results of operations. Although we have implemented strategies that we believe reduce the potential effects of adverse changes in interest rates on our results of operations, these strategies may not always be successful. Any of these events could adversely affect our results of operations, financial condition and liquidity.

We may be adversely impacted by the transition from London interbank offered rate (“LIBOR”) as a reference rate.

The United Kingdom's Financial Conduct Authority and the administrator of LIBOR have announced that the publication of the most commonly used U.S. dollar LIBOR settings will cease to be published or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be published as of December 31, 2021. Given consumer protection, litigation, and reputational risks, the bank regulatory agencies indicated that entering new contracts that use LIBOR as a reference rate after December 31, 2021, could create safety and soundness risks and that they would examine bank practices accordingly. The Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace U.S. dollar LIBOR with a benchmark rate based on the Secured Overnight Financing Rate ("SOFR") for contracts governed by U.S. law that have no or ineffective fallbacks, and in December 2022, the Federal Reserve Board adopted related implementing rules. Although governmental authorities have endeavored to facilitate an orderly discontinuation of LIBOR, no assurance can be provided that this aim will be achieved or that the use, level, and volatility of LIBOR or other interest rates or the value of LIBOR-based securities will not be adversely affected. As a result, and despite the enactment of the LIBOR Act, for the most commonly used LIBOR settings, the use or selection of a successor rate could expose us to risks associated with disputes and litigation with our customers and counterparties and other market participants in connection with implementing LIBOR fallback provisions.

We discontinued originating LIBOR-based loans effective December 31, 2021 and are now negotiating loans using our preferred replacement indexes, AMERIBOR, a benchmark developed by the American Financial Exchange, as well as SOFR, a benchmark that is based on transactions from the Treasury repurchase market and Wall Street Journal Prime.

At December 31, 2022, we have 13 loans totaling $47.16 million that have adjustable rates indexed to LIBOR. We continue to work with those customers, the Main Street lending program sponsored by the Federal Reserve and/or the originating bank for loan participations purchased to revise those documents to address the applicable index.

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

We maintain an allowance for credit losses, which is an allowance established through a provision for credit losses charged to expense that represents management’s best estimate of probable losses inherent in our loan portfolio. Additional credit losses will occur in the future and may occur at a rate greater than we have experienced to date. In determining the amount of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to the allowance could materially decrease our net income.

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

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. To remediate these risks, often we will obtain a phase 1 and if deemed necessary, a phase 2 inspection report to evaluate potential environmental risks before making loans secured by real property and before considering foreclosing on these assets. Environmental reviews of real property before initiating foreclosure actions may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition and results of operations.

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

Liquidity Risk

We are subject to liquidity risk.

The Company requires liquidity to meet our deposit and other obligations as they come due. The Company’s access to funding sources in amounts adequate to finance its activities or on reasonable terms could be impaired by factors that affect it specifically or the financial services industry or the general economy. Factors that could reduce its access to liquidity sources include a downturn in the Texas market, difficult credit markets, depreciation in investment security values, or adverse regulatory actions against the Company. The Company’s access to deposits may also be affected by the liquidity needs of its depositors. In particular, a substantial majority of the Company’s liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of its assets are loans, which cannot be called or sold in the same time frame. The Company may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of its depositors sought to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could have a material adverse effect on the Company’s business, financial condition and result of operations.

Operational Risk

Our accounting estimates and risk management processes rely on analytical and forecasting models.

The processes we use to estimate our allowance for credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates depends upon the use of analytical and forecasting models, including various inputs and assumptions (collectively, the "models"). In addition, these models are used to calculate the fair value of our assets and liabilities when we acquire other financial institutions. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our current expected credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments is inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2022, we had $315.53 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.

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

First Financial Bankshares, Inc. is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends paid by its subsidiaries. These dividends are the principal source of funds to pay dividends on the Company’s common stock to shareholders and interest and principal on First Financial Bankshares, Inc. debt (to the extent we have balances outstanding). Various federal and/or state laws and regulations limit the amount of dividends that our bank and trust subsidiaries may pay to First Financial Bankshares, Inc. In the event our subsidiaries are unable to pay dividends to First Financial Bankshares, Inc., the Company may not be able to service debt, if any, or pay dividends on the Company’s common stock. The inability to receive dividends from our subsidiaries could have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity.

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

Our success to date has been strongly influenced by our ability to attract and retain senior management experienced in banking in the markets we serve. Our ability to retain executive officers and the current management teams will continue to be important to the successful implementation of our strategies. We do not have employment agreements with these key employees other than executive agreements in the event of a change of control and a confidential information, non-solicitation and non-competition agreement related to our stock options and restricted stock award, restricted stock unit and performance stock unit grants. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. In addition, the scope and content of U.S. banking regulators policies on incentive compensation, could adversely affect our ability to hire, retain and motivate our key employees.

World events such as the Russia-Ukraine conflict and the COVID pandemic may adversely impact our business and our financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.

The Russia-Ukraine conflict and COVID pandemic are creating extensive disruptions in the global economy and to the lives of individuals throughout the world. While the effects of COVID have reduced, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, employment and labor markets and disrupted trade and supply chains. In addition, financial markets and global supply chains may be adversely affected by the current or anticipated impact of military conflict, including the current Russian invasion of Ukraine, terrorism or other geopolitical events. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital and self-insurance, as previously described.

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

Furthermore, our customers could incorrectly blame the Company and terminate their accounts with the Company for a cyber-incident which occurred on their own system or to an unrelated third-party. In addition, a security breach could also subject us to additional regulatory scrutiny and expose us to civil litigation and possible financial liability.

Our business may be adversely affected by security breaches at third-parties.

Our customers interact with their own and other third-party systems, which pose operational risks to us. We may be adversely affected by data breaches at retailers and other third-parties who maintain data relating to our customers that involve the theft of customers data, including the theft of customers’ debit card, merchant credit card, wire transfer and other identifying and/or access information used to make purchases or payments at retailers and other third-parties.

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

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in litigation that could be expensive, time-consuming, disruptive to our operations, and distracting to management. If we are found to infringe on one or more patents or other intellectual property rights, we may be required to pay substantial damages or royalties to a third-party. In certain cases, we may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase our operating expenses. If legal matters related to intellectual property claims were resolved against us or settled, we could be required to make payments in amounts that could have a material adverse effect on our business, financial condition and results of operations.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, we must rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We also rely on representations of those customers, counterparties or other third-parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business, financial condition and results of operations.

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

Our trust company subsidiary derives its revenues primarily from investment management fees based on assets under management. Our ability to maintain or increase assets under management is subject to a number of factors, including investors’ perception of our past performance, in either relative or absolute terms, market and economic conditions, including changes in oil and gas prices, and competition from investment management companies. Financial markets are affected by many factors, all of which are beyond our control, including general economic conditions, changes in oil and gas prices; securities market conditions; the level and volatility of interest rates and equity prices; competitive conditions; liquidity of global markets; international and regional political conditions; regulatory and legislative developments; monetary and fiscal policy; investor sentiment; availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values; inflation; credit ratings; and the size, volume and timing of transactions. A decline in the fair value of the assets under management, caused by a decline in general economic conditions, would decrease our wealth management fee income.

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

Even when market conditions are generally favorable, our investment performance may be adversely affected by the investment style of our wealth management and investment advisors and the particular investments that they make. To the extent our future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of our wealth management business will likely be reduced and our ability to attract new clients will likely be impaired. As such, fluctuations in the equity and debt markets can have a direct impact upon our net earnings. In addition, as approximately 18% of trust fees came from management of oil and gas properties in 2022, a decline in the prices of oil and gas could lead to a loss of material amounts of our trust income.

Our reputation and business could be damaged by negative publicity.

Reputation risk, or the risk to our earnings and capital by negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to additional liquidity risk as well as adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, perception of our environmental, social and governance practices and disclosures, regulatory compliance or investigations, mergers and acquisitions, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry. In addition, adverse publicity or negative information posted on social media, whether or not factually correct, may adversely impact our business prospects or financial results.

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

The volatility in oil and gas prices results in uncertainty about the Texas economy. While we consider our exposure to credits related to the oil and gas industry to not be significant, at approximately 2.91%, net of PPP loans, of total loans HFI as of December 31, 2022, should the price of oil and gas decline and/or remain at low prices for an extended period, the general economic conditions in our Texas markets could be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, the Company's trust revenues may be impacted by oil and gas prices which represented approximately 18% and 12% of total trust revenues in 2022 and 2021, respectively.

Our Company lends primarily to small to medium-sized businesses that may have fewer resources to weather a downturn in the economy, which could adversely impact the Company’s operating results.

The Company makes loans to privately-owned businesses, many of which are considered to be small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need additional capital to expand or compete and may experience more volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of small to medium-sized businesses often depends on the management talents and efforts of a small group of persons, and the death, disability or resignation of one or more of these persons could have adverse impact on the business and its ability to repay our loans. Economic downturns, a sustained decline in commodity prices and other events that could negatively impact the businesses could cause the Company to incur credit losses that could negatively affect the Company’s results of operations and financial condition.

If we are unable to continue to originate residential real estate loans and sell them into the secondary market for a profit, our earnings could decrease.

We derive a portion of our noninterest income from the origination of residential real estate loans and the subsequent sale of such loans into the secondary market. If we are unable to continue to originate and sell residential real estate loans at historical or greater levels, our residential real estate loan volume would decrease, which could decrease our earnings. A rising interest rate environment, general economic conditions or other factors beyond our control could adversely affect our ability to originate residential real estate loans. We also are experiencing an increase in regulations and compliance requirements related to mortgage loan originations necessitating technology upgrades and other changes. If new regulations continue to increase and we are unable to make technology upgrades, our ability to originate mortgage loans will be reduced or eliminated. Additionally, we sell a large portion of our residential real estate loans to third-party investors, and rising interest rates could negatively affect our ability to generate suitable profits on the sale of such loans. If interest rates increase after we originate the loans, our ability to market those loans is impaired as the profitability on the loans decreases. These fluctuations can have an adverse effect on the revenue we generate from residential real estate loans and in certain instances, could result in a loss on the sale of the loans.

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

Inflationary pressures and rising prices may affect our results of operations and financial conditions.

Inflation rose in 2022 at levels not seen for over 40 years, and such inflationary pressures are currently expected to continue into 2023. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. In general, the impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant and equipment. Assets and liabilities of financial institutions are primarily all monetary in nature, and therefore are principally impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy.

Sustained higher interest rates by the Federal Reserve may be needed to tame persistent inflationary price pressures, which could depress asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

Our financial instruments expose us to certain market risks and may increase the volatility of earnings and AOCI.

We hold certain financial instruments measured at fair value. For those financial instruments measured at fair value, we are required to recognize the changes in the fair value of such instruments in earnings or accumulated other comprehensive income ("AOCI") each quarter. Therefore, any increases or decreases in the fair value of these financial instruments have a corresponding impact on reported earnings or AOCI. Fair value can be affected by a variety of factors, many of which are beyond our control, including our credit position, interest rate volatility, capital markets volatility, and other economic factors. Accordingly, we are subject to mark-to-market risk and the application of fair value accounting may cause our earnings and AOCI to be more volatile than would be suggested by our underlying performance.

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

Climate change, and related legislative and regulatory initiatives, have the potential to disrupt our business and adversely impact the operations and creditworthiness of our customers.

Climate change may lead to more frequent and more extreme weather events, such as prolonged droughts or flooding, hurricanes, wildfires and extreme seasonal weather, which could disrupt operations at one or more of our locations and our ability to provide financial products and services to our customers. Such events could also have a negative effect on the financial status and creditworthiness of our customers, which may decrease revenues and business activities from those customers and increase the credit risk associated with loans and other credit exposures to such customers. In addition, weather disasters, shifts in local climates and other disruptions related to climate change may adversely affect the value of real properties securing our loans, which could diminish the value of our loan portfolio. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on our customers, which could limit our ability to raise and invest capital in these areas and communities, each of which could have a material effect on our financial conditions and results of operations.

Political and social attention to the issue of climate change has increased. The federal and state legislatures and regulatory agencies have proposed legislative and regulatory initiatives seeking to mitigate the effects of climate change. These agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes. In addition, the federal banking agencies may address climate-related issues in their agendas in various ways, including by increasing supervisory expectations with respect to banks' risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors, and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. We may incur compliance, operating, maintenance and remediation costs.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance ("ESG") practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environmental, health and safety, diversity, labor conditions and human risks. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

We compete with many larger financial institutions which have substantially greater financial resources than we have.

Competition among financial institutions in Texas is intense. We compete with other bank holding companies, state and national commercial banks, savings and loan associations, consumer financial companies, credit unions, securities brokers, insurance companies, mortgage banking companies, money market mutual funds, asset-based non-bank lenders and other non-bank financial institutions. Many of these competitors have substantially greater financial resources, larger lending limits, larger branch networks, enhanced technology and less regulatory oversight than we do, and are able to offer a broader range of products and services than we can. Failure to compete effectively for deposit, loan and other banking customers in our markets could cause us to lose market share, slow our growth rate and may have an adverse effect on our financial condition, results of operations and liquidity.

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

The final rule established a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The final rule increased capital ratios for all banking organizations and introduced a “capital conservation buffer” which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer, it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. The final rule assigned a higher risk weight to loans that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also required unrealized gains and losses on certain available-for-sale ("AFS") securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. We exercised this opt-out right in our March 31, 2015 quarterly financial filing. The final rule also included changes in what constitutes regulatory capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital. The final rule became effective for us on January 1, 2015. As of December 31, 2022, we met all of these new requirements, including the full capital conservation buffer.

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

Both the scope of the laws and regulations and the intensity of the supervision to which we are subject may increase in connection with legislative and regulatory developments to address perceived unfairness and abuses under current regulations. Regulatory enforcement and fines have also increased across the banking and financial services sector. Compliance with these laws and regulations have resulted in and will continue to result in additional costs, which could be significant, and may have a material and adverse effect on our results of operations. In addition, if we do not appropriately comply with current or future legislation and regulations, especially those that apply to our consumer operations, which has been an area of heightened focus, we may be subject to fines, penalties or judgments, or material regulatory restrictions on our businesses, which could adversely affect operations and, in turn, financial results.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, OCC, the Department of Justice and other federal and state agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of direct and indirect negative consequence sanctions, including the required payment of damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions, or even the threat of such actions, could have a material adverse effect on the Company's business, financial condition or results of operations.

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

We are subject to heightened regulatory requirements as our total assets exceed $10 billion.

Our total assets were approximately $12.97 billion as of December 31, 2022. The Dodd-Frank Act and its associated regulations impose various additional requirements on banks and bank holding companies with $10 billion or more in total assets, including a more frequent and enhanced regulatory examination regime. In addition, banks with $10 billion or more in total assets (including our bank) are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations, with the Federal Reserve maintaining supervision over some consumer related regulations. In light of evolving priorities among government and agency leaders, there is some uncertainty as to how the CFPB examination and regulatory authorities might impact our business in the near and medium terms.

Debit card interchange fee restrictions set forth in the Dodd-Frank Act, which is known as the Durbin Amendment, as implemented by regulations of the Federal Reserve, cap the maximum debit interchange fee that a debit card issuer with $10 billion or more in total assets may receive per transaction at the sum of $0.21 plus five basis points of the transaction. A debit card issuer that adopts certain fraud prevention procedures may charge an additional $0.01 per transaction. In July 2022, the Company became subject to the Durbin Amendment which has reduced our interchange income in 2022 and going forward.

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

We have historically paid the lowest premium rate available due to our sound financial position. In 2019 and 2020, we received certain credits that further reduced the Company's FDIC insurance premium expense. Should the number of bank failures increase or the FDIC insurance fund become depleted in others ways, FDIC premiums could increase or additional special assessments could be imposed. In addition, we are no longer eligible to utilize credits to reduce our FDIC insurance premiums as a result of our exceeding $10 billion in assets. These increased premiums would have an adverse effect on our net income and results of operations.

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

Our ownership base has shifted over the past several years resulting in institutional investors and indexed funds holding approximately 56% of our shares as compared to shareholders located in our footprint and other retail individual investors. These institutional shareholders could decide to sell their holdings in our common stock and as such could result in lower market prices of our stock.

Certain banking laws may have an anti-takeover effect.

Provisions of federal banking laws, including regulatory approval requirements, could make it more difficult for a third-party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. These provisions effectively inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

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
•
governmental investigations of the Company or administrative actions imposed by bank regulatory agencies;
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

Our principal office is located in the First Financial Bank Building at 400 Pine Street in downtown Abilene, Texas. We lease two spaces in buildings owned by First Financial Bank, N.A. totaling approximately 10,155 square feet. As of December 31, 2022, our subsidiaries collectively own 74 banking, trust and mortgage facilities, some of which are detached drive-ins, and also lease 15 banking facilities and 15 ATM locations. Our management considers all our existing locations to be well-suited for conducting the business of banking. We are in the process of constructing two new branch locations in our existing markets to replace existing facilities in Huntsville and Bryan, Texas.

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

Record Holders

As of February 1, 2023, we had 905 registered shareholders of record with our stock transfer agent.

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

Equity Compensation Plans

See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

PERFORMANCE GRAPH

The following performance graph compares cumulative total shareholder returns for our common stock, the Russell 3000 Index, and the S&P U.S. BMI Banks Index, which is a banking index prepared by S&P Global Market Intelligence and is comprised of all U.S. domiciled banks, for a five-year period (December 31, 2017 to December 31, 2022). The performance graph assumes $100 invested in our common stock at its closing price on December 31, 2017, and in each of the Russell 3000 Index and the S&P U.S. BMI Banks Index on the same date. The performance graph also assumes the reinvestment of all dividends. The dates on the performance graph represent the last trading day of each year indicated. The amounts noted on the performance graph have been adjusted to give effect to all stock splits and stock dividends.

First Financial Bankshares, Inc

Total Return Performance
Index Value
250
200
150
100
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
First Financial Bankshares, Inc.
Russell 3000 Index
S&P U.S. BMI Banks Index

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
First Financial Bankshares, Inc.	100.00	129.95	160.46	168.29	239.36	164.65
Russell 3000 Index	100.00	94.76	124.15	150.08	188.60	152.37
S&P U.S. BMI Banks Index	100.00	83.54	114.74	100.10	136.10	112.89

Source: S&P Global Market Intelligence

© 2023

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to those listed in “Item 1A – Risk Factors” and in the “Cautionary Statement Regarding Forward-Looking Statements” notice on page 1.

Introduction

As a financial holding company, we generate most of our revenue from interest on loans and investments, trust fees, gain on sale of mortgage loans and service charges and fees on deposit accounts. Our primary source of funding for our loans and investments are deposits held by our bank subsidiary, First Financial Bank, N.A. Our largest expenses are salaries and related employee benefits. We measure our performance by calculating our return on average assets, return on average equity, regulatory capital ratios, net interest margin and efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income.

The following discussion and analysis of the major elements of our consolidated balance sheets as of December 31, 2022 and 2021, and consolidated statements of earnings for the years 2020 through 2022 should be read in conjunction with our consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this Form 10-K.

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

Stock Repurchase

On July 27, 2021, the Company's Board of Directors authorized the repurchase of up to 5,000,000 common shares through July 31, 2023. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases are considered beneficial to the Company and its stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Subsequent to July 27, 2021 and through December 31, 2022, 244,559 shares were repurchased and retired at an average price of $38.61.

Implementation of New Accounting Standard for Accounting for Allowance for Credit Losses

On January 1, 2020, Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, became effective for the Company. Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) replaced the previous “incurred loss” model for measuring credit losses with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance-sheet (“OBS”, “reserve for unfunded commitments”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, ASC 326 made changes to the accounting for AFS debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on AFS debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

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

ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in ASC Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 will also require that an entity disclosure current-period gross charge-offs by year of origination for financial receivables and net investment leases within scope of ASC Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 will become effected for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, though early adoption is permitted. The adoption of ASU 2022-02 is not expected to have a significant impact on our financial statements.

Selected Financial Data

The selected financial data presented below as of and for the years ended December 31, 2022, 2021, 2020, 2019, and 2018, have been derived from our audited consolidated financial statements. The data set forth below may not be fully comparable from period to period due to acquisitions in 2020 and 2018 and changes in accounting, including the allowance for credit losses in 2020 (see Notes 1, 3 and 19 to the Notes to Consolidated Financial Statements for further information). The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.

	Year Ended December 31,
	2022	2021	2020	2019	2018
	(dollars in thousands, except per share data)
Summary Income Statement Information:
Interest income	$432,854	$376,405	$364,128	$319,192	$291,690
Interest expense	31,440	6,042	14,243	30,102	18,930
Net interest income	401,414	370,363	349,885	289,090	272,760
Provision for credit losses	17,427	(1,139)	19,517	2,965	5,665
Noninterest income	131,665	142,176	139,935	108,428	101,764
Noninterest expense	234,778	241,708	227,938	196,521	190,684
Earnings before income taxes	280,874	271,970	242,365	198,032	178,175
Income tax expense	46,399	44,408	40,331	33,220	27,537
Net earnings	$234,475	$227,562	$202,034	$164,812	$150,638
Per Share Data:
Earnings per share, basic	$1.64	$1.60	$1.42	$1.22	$1.11
Earnings per share, diluted	1.64	1.59	1.42	1.21	1.11
Cash dividends declared	0.66	0.58	0.51	0.47	0.41
Book value at period-end	8.87	12.34	11.80	9.03	7.77
Earnings performance ratios:
Return on average assets	1.76%	1.89%	1.98%	2.08%	1.98%
Return on average equity	16.72	13.31	12.93	14.37	15.37
Dividend payout ratio	40.18	36.30	35.88	38.31	36.84
Summary Balance Sheet Data (Period-end):
Securities	$5,474,359	$6,573,179	$4,393,029	$3,413,317	$3,158,777
Loans, held-for-investment	6,441,868	5,388,972	5,171,033	4,194,969	3,953,636
Total assets	12,974,066	13,102,461	10,904,500	8,262,227	7,731,854
Deposits	11,005,507	10,566,488	8,675,817	6,603,806	6,180,389
Total liabilities	11,708,329	11,343,237	9,226,310	7,035,030	6,678,559
Total shareholders’ equity	1,265,737	1,759,224	1,678,190	1,227,197	1,053,295
Asset quality ratios:
Allowance for credit losses/period-end loans held-for-investment	1.18%	1.18%	1.29%	1.25%	1.30%
Nonperforming assets/period-end loans held- for-investment plus foreclosed assets	0.38	0.63	0.83	0.61	0.75
Net charge offs (recoveries)/average loans	(0.01)	0.02	0.06	0.04	0.07
Capital ratios:
Average shareholders’ equity/average assets	10.55%	14.20%	15.32%	14.44%	12.89%
Leverage ratio (1)	10.96	11.13	11.86	12.60	11.85
Tier 1 risk-based capital (2)	18.22	19.35	20.79	20.06	19.47
Common equity tier 1 capital (3)	18.22	19.35	20.79	20.06	19.47
Total risk-based capital (4)	19.29	20.34	22.03	21.13	20.61

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

Results of Operations

Performance Summary. Net earnings for 2022 were $234.48 million, an increase of $6.91 million, or 3.04%, over net earnings for 2021 of $227.56 million. Net earnings for 2020 were $202.03 million. The increase in net earnings for 2022 over 2021 was primarily attributable to the overall growth in net interest income from the growth in earning assets. Net earnings in 2022 also include a provision for credit losses of $17.43 million compared to a net reversal of provision for credit losses of $1.14 million in 2021 and a provision for credit losses of $19.52 million in 2020. The increased provision for credit losses in 2022 over 2021 was driven by strong organic loan growth, increases in unfunded commitments and a slight decline in the projected economic forecast metrics post pandemic highs. The net reversal of the Company's provision for credit losses in 2021 when compared to 2020 reflected the continued improvement in the economic outlook for our markets across Texas and overall improvements in asset quality offset by loan growth.

On a diluted net earnings per share basis, net earnings were $1.64 for 2022, as compared to $1.59 for 2021 and $1.42 for 2020. The return on average assets was 1.76% for 2022, as compared to 1.89% for 2021 and 1.98% for 2020. The return on average equity was 16.72% for 2022, as compared to 13.31% for 2021 and to 12.93% for 2020.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $410.49 million in 2022, as compared to $385.05 million in 2021, and $361.15 million in 2020. Average earning assets were $12.46 billion in 2022, as compared to $11.34 billion in 2021 and $9.52 billion in 2020. The increase in tax-equivalent net interest income in 2022 compared to 2021 was largely attributable to increases in interest earning assets. The increase of $1.13 billion in average earning assets in 2022 when compared to 2021 was primarily a result of an increase in taxable securities of $1.13 billion and loans of $582.26 million offset by a decrease in short-term investments of $372.77 million and tax-exempt securities of $216.64 million when compared to 2021. The increase in tax-equivalent net interest income in 2021 compared to 2020 was also largely attributable to increases in interest earning assets. The increase of $1.82 billion in average earning assets in 2021 when compared to 2020 was primarily a result of increases in taxable securities of $665.29 million, tax-exempt securities of $620.51 million and short-term investments of $341.41 million when compared to 2020. Average interest-bearing liabilities were $7.76 billion in 2022, as compared to $6.78 billion in 2021 and $5.76 billion in 2020. The yield on earning assets increased ten basis points in 2022 when compared to 2021 while the rate paid on interest-bearing liabilities increased thirty-two basis points. The yield on earning assets decreased forty-nine basis points in 2021 when compared to 2020 while the rate paid on interest-bearing liabilities decreased sixteen basis points. Additionally, interest income on loans included PPP related loan origination fees and interest income of $1.85 million, $26.75 million and $16.22 million for 2022, 2021 and 2020, respectively.

The table below allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Changes in Interest Income and Interest Expense (in thousands):

	2022 Compared to 2021			2021 Compared to 2020
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Short-term investments	$(458)	$3,415	$2,957	$1,286	$(1,500)	$(214)
Taxable investment securities	18,527	13,007	31,534	15,326	(19,392)	(4,066)
Tax-exempt investment securities (1)	(6,080)	(2,287)	(8,367)	19,249	(7,399)	11,850
Loans (1) (2)	29,729	(5,023)	24,706	9,696	(1,558)	8,138
Interest income	41,718	9,112	50,830	45,557	(29,849)	15,708
Interest-bearing deposits	670	19,872	20,542	2,589	(10,004)	(7,415)
Short-term borrowings	149	4,708	4,857	(10)	(776)	(786)
Interest expense	819	24,580	25,399	2,579	(10,780)	(8,201)
Net interest income	$40,899	$(15,468)	$25,431	$42,978	$(19,069)	$23,909

(1)
Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(2)
Includes nonaccrual loans.

The net interest margin for 2022 was 3.29% which was a decrease of eleven basis points from 2021. The net interest margin in 2021 was 3.40%, a decrease of thirty-nine basis points from 2020. We continued to experience downward pressures on our net interest margin into the early part of 2022 primarily due to (i) the extended period of historically low levels of short-term interest rates and (ii) the shift in the mix of interest-earning assets. However, the Federal Reserve Board began increasing interest rates by raising rates 25 basis points in March 2022, 50 basis points in May 2022, 75 basis points in June, July, September and November 2022, respectively, and 50 basis points in December 2022, resulting in a target range of 4.25% to 4.50% at December 31, 2022. Most recently, on February 1, 2023, the Federal Reserve Board increased rates another 25 basis points resulting in a current target rate of 4.50% to 4.75%.

Loan rates on variable loans have increased as the majority of such loans are indexed to the applicable prime rate (7.50% at December 31, 2022), subject to underlying floors. With the latest increase in the federal funds rate, the majority of variable rate loans have increased (see additional discussion beginning on page 43).

During 2022, we increased rates on each of the primary depository products in response to the increasing federal funds rate and expect those rates will continue to move upward in the foreseeable future. Additionally, we have approximately $1.0 billion of municipal and related deposits which are indexed to short-term treasury rates which have continued to increase with the changes in the applicable rate index. Average municipal and related deposits totaled $1.48 billion and $1.38 billion for the years ended December 31, 2022 and 2021, respectively, with an average rate paid of 1.01% and 0.14%, for the respective years then ended.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in the table below for the years 2020 through 2022.

Average Balances and Average Yields and Rates (in thousands, except percentages):

	2022			2021			2020
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$219,721	$3,696	1.68%	$592,494	$739	0.12%	$251,086	$953	0.38%
Taxable investment securities (2)	4,032,228	78,924	1.96	2,898,924	47,390	1.63	2,233,634	51,456	2.30
Tax-exempt investment securities (2)(3)	2,286,578	61,886	2.71	2,503,220	70,253	2.81	1,882,711	58,403	3.10
Loans (3)(4)	5,923,594	297,420	5.02	5,341,332	272,714	5.11	5,152,531	264,576	5.13
Total earning assets	12,462,121	$441,926	3.55%	11,335,970	$391,096	3.45%	9,519,962	$375,388	3.94%
Cash and due from banks	231,718			209,384			189,849
Bank premises and equipment, net	150,561			145,504			139,880
Other assets	195,664			97,952			92,612
Goodwill and other intangible assets, net	316,115			317,527			318,818
Allowance for credit losses	(69,508)			(64,082)			(67,606)
Total assets	$13,286,671			$12,042,255			$10,193,515
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$6,955,783	$26,246	0.38%	$6,224,621	$5,704	0.09%	$5,198,554	$13,119	0.25%
Short-term borrowings	802,091	5,195	0.65	556,610	338	0.06	561,505	1,124	0.20
Total interest-bearing liabilities	7,757,874	$31,441	0.41%	6,781,231	$6,042	0.09%	5,760,059	$14,243	0.25%
Noninterest-bearing deposits	4,062,740			3,449,313			2,782,896
Other liabilities	63,953			102,279			88,550
Total liabilities	11,884,567			10,332,823			8,631,505
Shareholders’ equity	1,402,104			1,709,432			1,562,010
Total liabilities and shareholders’ equity	$13,286,671			$12,042,255			$10,193,515
Net interest income		$410,485			$385,054			$361,145
Rate Analysis:
Interest income/earning assets			3.55%			3.45%			3.94%
Interest expense/earning assets			(0.26)			(0.05)			(0.15)
Net interest margin			3.29%			3.40%			3.79%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest- bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on AFS securities.
(3)
Includes tax-equivalent yield adjustment of approximately $9.07 million, $14.69 million and $11.26 million for the years ended December 31, 2022, 2021 and 2020, respectively, using an effective tax rate of 21%.
(4)
Includes nonaccrual loans.

Noninterest Income. Noninterest income for 2022 was $131.67 million, a decrease of $10.51 million, or 7.39%, as compared to 2021. Changes in certain categories of noninterest income included (1) an increase in trust fees of $3.85 million, (2) an increase in service charges on deposit accounts of $3.38 million, (3) an increase in the net gain on sale of AFS securities of $1.33 million, offset by (4) a decrease in gain on sale and fees of mortgage loans of $14.21 million, and (5) a decrease in debit card fees of $5.63 million when compared to 2021. The increase in trust fees resulted from an increase in assets under management over the prior year and an increase in oil and gas production fees driven by increasing oil and gas prices. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheets, totaled $8.75 billion at December 31, 2022. Oil and gas production fees increased related trust fees by $2.77 million in 2022 over 2021. The increase in service charges on deposits was driven by more than 10,500 net new accounts opened in 2022 and growth in treasury management services. Mortgage income declined due to lower overall origination volumes and declining margins on loan sales as a result of the increase in interest rates. The decrease in debit card fees was due to the impact of becoming subject to regulations imposed by the Federal Reserve that limits debit card interchange revenue which became effective for the Company as of July 1, 2022, and is consistent with our previously disclosed expectations.

Noninterest income for 2021 was $142.18 million, an increase of $2.24 million, or 1.60%, as compared to 2020. Increases in certain categories of noninterest income included (1) trust fees of $6.61 million, (2) debit card fees of $5.61 million, (3) interest on loan recoveries of $3.18 million and (4) service charges on deposit accounts of $584 thousand when compared to 2020. The increase in trust fees resulted from an increase in assets under management over the prior year and an increase in oil and gas production fees driven by increasing oil and gas prices. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheets, totaled $8.70 billion at December 31, 2021, as compared to $7.51 billion at December 31, 2020. Oil and gas production fees increased related trust fees by $1.87 million in 2021 over 2020. The increase in debit card fees was driven by over 16,000 net new accounts opened in 2021, debit cards issued and overall customer utilization. Interest on loan recoveries increased as a result of several larger loan recoveries in 2021. The increase in service charges on deposit accounts was primarily due to the continued growth in net new accounts and growth in treasury management services. Offsetting these increases was a decrease of $10.63 million in mortgage income due to lower overall origination volumes and declining margins on loan sales.

Debit card fees are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Debit card fees consist of income from debit card usage, point of sale income for debit card transactions and ATM service fees.

Federal Reserve Board rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is limited to the sum of 21 cents per transaction plus 5 basis points multiplied by the value of the transaction. Based on the applicable Federal Reserve Board rules, as amended, the Company became subject to the limitation effective July 1, 2022, which reduced debit card fees during the last half of 2022, as discussed above.

Noninterest Income (in thousands):

	2022	Increase (Decrease)	2021	Increase (Decrease)	2020
Trust fees	$39,995	$3,850	$36,145	$6,614	$29,531
Service charges on deposit accounts	24,540	3,384	21,156	584	20,572
Debit card fees	30,280	(5,625)	35,905	5,607	30,298
Credit card fees	2,585	212	2,373	202	2,171
Gain on sale and fees of mortgage loans	19,035	(14,210)	33,245	(10,627)	43,872
Net gain on sale of available-for-sale securities	2,144	1,329	815	(2,818)	3,633
Net gain on sale of foreclosed assets	1,451	1,261	190	31	159
Net gain on sale of assets	520	310	210	98	112
Interest on loan recoveries	2,840	(1,199)	4,039	3,183	856
Other:
Check printing fees	131	(81)	212	(81)	293
Safe deposit rental fees	835	(32)	867	135	732
Credit life and debt protection fees	1,019	(74)	1,093	217	876
Brokerage commissions	1,438	46	1,392	82	1,310
Wire transfer fees	1,654	230	1,424	271	1,153
Miscellaneous income	3,198	88	3,110	(1,257)	4,367
Total other	8,275	177	8,098	(633)	8,731
Total Noninterest Income	$131,665	$(10,511)	$142,176	$2,241	$139,935

Noninterest Expense. Total noninterest expense for 2022 amounted to $234.78 million, a decrease of $6.93 million, or 2.87%, as compared to 2021. Total noninterest expense for 2021 was $241.71 million, an increase of $13.77 million, or 6.04%, as compared to 2020. An important measure in determining whether a financial institution effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for 2022 was 43.30%, as compared to 45.84% for 2021 and 45.49% for 2020. The reduction in the Company’s efficiency ratio during 2022 primarily resulted from Company's noninterest expense reduction combined with the increase in average interest-earning assets.

Salaries and employee benefits for 2022 totaled $134.13 million, a decrease of $7.91 million, or 5.57%, as compared to 2021. The net decrease reflected a decrease of $5.90 million in profit sharing expenses and lower mortgage compensation expenses of $4.94 million offset by annual merit-based and other market-based pay increases that were effective March 1, 2022.

All other categories of noninterest expense for 2022 totaled $100.65 million, an increase of $979 thousand, or 0.98%, as compared to 2021. Included in noninterest expense during 2022, excluding salary and employee benefit related costs, during 2022 were decreases of $1.16 million in software amortization and expense offset by increases in FDIC insurance premiums of $851 thousand due to the increase in the average assets with tangible equity and loan related fees within other miscellaneous expense of $745 thousand due to the increase in the loan portfolio during 2022.

Salaries and employee benefits for 2021 totaled $142.04 million, an increase of $6.92 million, or 5.12%, as compared to 2020. The increase was primarily driven by annual merit-based pay increases that were effective March 1, 2021 and an increase in medical insurance costs.

All other categories of noninterest expense for 2021 totaled $99.67 million, an increase of $6.85 million, or 7.38%, as compared to 2020. Included in noninterest expense during 2021 was an increase of $1.37 million in FDIC insurance premiums due to the FDIC credits applied in 2020 as previously discussed.

Noninterest Expense (in thousands):

	2022	Increase (Decrease)	2021	Increase (Decrease)	2020
Salaries, commissions and incentives (excluding mortgage)	$93,891	$1,867	$92,024	$6,791	$85,233
Mortgage salaries and incentives	10,690	(4,942)	15,632	(495)	16,127
Medical	11,185	142	11,043	637	10,406
Profit sharing	4,233	(5,901)	10,134	(606)	10,740
401(k) match expense	3,675	85	3,590	216	3,374
Payroll taxes	7,132	158	6,974	409	6,565
Stock based compensation	3,327	682	2,645	(33)	2,678
Total salaries and employee benefits	134,133	(7,909)	142,042	6,919	135,123
Net occupancy expense	13,307	298	13,009	621	12,388
Equipment expense	9,052	(121)	9,173	777	8,396
FDIC assessment fees	3,711	581	3,130	1,372	1,758
Debit card expense	12,231	274	11,957	742	11,215
Professional and service fees	8,770	(564)	9,334	(12)	9,346
Printing, stationery and supplies	2,114	204	1,910	(253)	2,163
Operational and other losses	3,229	(64)	3,293	831	2,462
Software amortization and expense	9,963	(1,157)	11,120	2,258	8,862
Amortization of intangible assets	1,245	(368)	1,613	(377)	1,990
Other:
Data processing fees	1,767	(15)	1,782	163	1,619
Postage	1,334	(205)	1,539	93	1,446
Advertising	2,827	(198)	3,025	1,073	1,952
Correspondent bank service charges	1,021	20	1,001	93	908
Telephone	3,067	(560)	3,627	(192)	3,819
Public relations and business development	3,555	212	3,343	693	2,650
Directors’ fees	2,536	162	2,374	11	2,363
Audit and accounting fees	1,800	41	1,759	(473)	2,232
Legal fees and other related costs	1,870	(381)	2,251	975	1,276
Regulatory exam fees	1,586	163	1,423	318	1,105
Travel	1,640	222	1,418	451	967
Courier expense	1,196	248	948	93	855
Other real estate owned	3	(46)	49	(34)	83
Other miscellaneous expense	12,821	2,233	10,588	(2,372)	12,960
Total other	37,023	1,896	35,127	892	34,235
Total Noninterest Expense	$234,778	$(6,930)	$241,708	$13,770	$227,938

Income Taxes. Income tax expense was $46.40 million for 2022, as compared to $44.41 million for 2021 and $40.33 million for 2020. Our effective tax rates on pretax income were 16.52%, 16.33% and 16.64%, respectively, for the years 2022, 2021 and 2020. The effective tax rates differ from the statutory federal tax rate of 21.0% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan, excess tax benefits for distribution under our deferred compensation plan and vesting of equity awards, and New Market Tax Credit ("NMTC") benefits.

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. As of December 31, 2022, total loans HFI were $6.44 billion, an increase of $1.05 billion as compared to December 31, 2021. The Company had PPP loan balances of $169 thousand, $52.79 million and $483.66 million as of December 31, 2022, 2021, and 2020, respectively, which are included in the Company’s commercial loan totals. The average balances of PPP loans were $9.84 million, $327.10 million and $479.43 million for the years ended December 31, 2022, 2021 and 2020, respectively.

As compared to year-end 2021 balances, total commercial loans increased $123.43 million, agricultural loans decreased $21.14 million total real estate loans increased $781.48 million, and total consumer loans increased $169.14 million. Loans averaged $5.92 billion during 2022, an increase of $582.26 million over 2021 average balances.

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

The table below outlines the composition of the Company’s HFI loans by portfolio segment. For all periods prior to December 31, 2020, management has elected to maintain its previously disclosed loan portfolio segments.

Composition of Loans Held-For-Investment (in thousands):

	December 31,
	2022	2021	2020	2019	2018
Commercial:
C&I	$917,317	$837,075	$1,131,382	$ N/A	$ N/A
Municipal	221,090	177,905	181,325	N/A	N/A
Total Commercial	1,138,407	1,014,980	1,312,707	856,326	844,953
Agricultural	76,947	98,089	94,864	103,640	96,677
Real Estate:
Construction & Development	959,426	749,793	553,959	N/A	N/A
Farm	306,322	217,220	152,237	N/A	N/A
Non-Owner Occupied CRE	732,089	623,434	617,686	N/A	N/A
Owner Occupied CRE	954,400	821,653	746,974	N/A	N/A
Residential	1,575,758	1,334,419	1,248,409	N/A	N/A
Total Real Estate	4,527,995	3,746,519	3,319,265	2,823,372	2,639,346
Consumer:
Auto	550,635	405,416	353,595	N/A	N/A
Non-Auto	147,884	123,968	90,602	N/A	N/A
Total Consumer	698,519	529,384	444,197	411,631	372,660
Total	$6,441,868	$5,388,972	$5,171,033	$4,194,969	$3,953,636

Loans HFS, consisting of secondary market mortgage loans, totaled $11.97 million and $37.81 million at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, $1.47 million and $3.69 million are valued at the lower of cost or fair value, and the remaining amount is valued under the fair value option.

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

Agricultural loans are subject to underwriting standards and processes similar to commercial loans. These agricultural loans are based primarily on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. Most agricultural loans are secured by the agriculture related assets being financed, such as farm land, cattle or equipment, and include personal guarantees.

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

Maturity Distribution and Interest Sensitivity of Loans at December 31, 2022 (in thousands):

The following tables summarize maturity information of our loan portfolio as of December 31, 2022. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

Total Loans Held-for-Investment	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$339,348	$461,465	$98,545	$17,959	$917,317
Municipal	5,055	49,867	123,747	42,421	221,090
Total Commercial	344,403	511,332	222,292	60,380	1,138,407
Agricultural	55,034	20,055	1,858	—	76,947
Real Estate:
Construction & Development	478,356	178,524	181,885	120,661	959,426
Farm	18,940	28,002	170,610	88,770	306,322
Non-Owner Occupied CRE	37,729	200,514	356,787	137,059	732,089
Owner Occupied CRE	30,839	232,624	451,327	239,610	954,400
Residential	107,974	119,555	693,406	654,823	1,575,758
Total Real Estate	673,838	759,219	1,854,015	1,240,923	4,527,995
Consumer:
Auto	5,883	515,119	29,633	—	550,635
Non-Auto	27,113	97,373	17,482	5,916	147,884
Total Consumer	32,996	612,492	47,115	5,916	698,519
Total	$1,106,271	$1,903,098	$2,125,280	$1,307,219	$6,441,868
% of Total Loans	17.17%	29.54%	32.99%	20.30%	100.00%

Loans with fixed interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$73,074	$285,671	$11,729	$—	$370,474
Municipal	4,560	48,581	92,428	7,594	153,163
Total Commercial	77,634	334,252	104,157	7,594	523,637
Agricultural	7,893	13,029	465	—	21,387
Real Estate:
Construction & Development	186,827	88,971	43,068	2,085	320,951
Farm	6,352	19,762	112,035	910	139,059
Non-Owner Occupied CRE	23,184	144,559	70,066	—	237,809
Owner Occupied CRE	19,788	151,137	46,914	208	218,047
Residential	41,413	98,168	458,727	41,332	639,640
Total Real Estate	277,564	502,597	730,810	44,535	1,555,506
Consumer:
Auto	5,883	515,119	29,633	—	550,635
Non-Auto	22,162	94,859	17,075	5,587	139,683
Total Consumer	28,045	609,978	46,708	5,587	690,318
Total	$391,136	$1,459,856	$882,140	$57,716	$2,790,848
% of Total Loans	6.07%	22.66%	13.69%	0.90%	43.32%

Loans with variable interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$266,274	$175,794	$86,816	$17,959	$546,843
Municipal	495	1,286	31,319	34,827	67,927
Total Commercial	266,769	177,080	118,135	52,786	614,770
Agricultural	47,141	7,026	1,393	—	55,560
Real Estate:
Construction & Development	291,529	89,553	138,817	118,576	638,475
Farm	12,588	8,240	58,575	87,860	167,263
Non-Owner Occupied CRE	14,545	55,955	286,721	137,059	494,280
Owner Occupied CRE	11,051	81,487	404,413	239,402	736,353
Residential	66,561	21,387	234,679	613,491	936,118
Total Real Estate	396,274	256,622	1,123,205	1,196,388	2,972,489
Consumer:
Auto	—	—	—	—	—
Non-Auto	4,951	2,514	407	329	8,201
Total Consumer	4,951	2,514	407	329	8,201
Total	$715,135	$443,242	$1,243,140	$1,249,503	$3,651,020
% of Total Loans	11.10%	6.88%	19.30%	19.40%	56.68%

Of the $3.65 billion of the variable interest rate loans shown above, loans totaling $1.39 billion mature or reprice over the next twelve months. Of this amount, approximately $1.36 billion will reprice immediately upon changes in the underlying index rate (primarily U.S. prime rate) with the remaining $32 million being subject to floors above the current index.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $24.33 million at December 31, 2022, as compared to $34.16 million at December 31, 2021 and $42.90 million at December 31, 2020. As a percent of loans HFI and foreclosed assets, these assets were 0.38% at December 31, 2022, as compared to 0.63% at December 31, 2021 and 0.83% at December 31, 2020. As a percent of total assets, these assets were 0.19% at December 31, 2022, as compared to 0.26% at December 31, 2021 and 0.39% at December 31, 2020. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at December 31, 2022.

Additionally, the Company's trust revenues may be impacted by oil and gas prices which represented approximately 18% and 12% of total trust revenues in 2022 and 2021, respectively.

Nonaccrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	At December 31,
	2022	2021	2020	2019	2018
Nonaccrual loans	$24,306	$31,652	$42,619	$24,582	$27,534
Loans still accruing and past due 90 days or more	—	8	113	153	1,008
Troubled debt restructured loans*	19	21	24	26	513
Nonperforming loans	24,325	31,681	42,756	24,761	29,055
Foreclosed assets	—	2,477	142	1,009	577
Total nonperforming assets	$24,325	$34,158	$42,898	$25,770	$29,632
As a % of loans held-for-investment and foreclosed assets	0.38%	0.63%	0.83%	0.61%	0.75%
As a % of total assets	0.19	0.26	0.39	0.31	0.38

* Troubled debt restructured loans of $3.62 million, $6.72 million, $7.41 million, $4.79 million and $3.84 million, respectively, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in nonaccrual loans as of December 31, 2022, 2021, 2020, 2019 and 2018.

We record interest payments received on nonaccrual loans as reductions of principal. Prior to the loans being placed on nonaccrual, we recognized interest income on these loans as of December 31, 2022 of approximately $963 thousand during the year ended December 31, 2022. If interest on these loans had been recognized on a full accrual basis during the year ended December 31, 2022, such income would have approximated $2.32 million.

Included in our loan portfolio are certain other loans not included in the table above that are deemed to be potential problem loans. Potential problem loans are those loans that are currently performing, but for which known information about trends, uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $970 thousand as of December 31, 2022.

See Note 3 to the Consolidated Financial Statements for more information on these assets.

Allowance for Credit Losses. The allowance for credit losses is the amount we determine as of a specific date to be appropriate to absorb current expected credit losses on existing loans. For a discussion of our methodology, see our accounting policies in Note 1 to the Consolidated Financial Statements. The provision for credit losses was $17.43 million in 2022, as compared to a reversal of provision of $1.14 million in 2021, and a provision of $19.52 million in 2020. The increase in the Company's provision for credit losses during 2022 was driven by strong organic loan growth, increases in unfunded commitments and a slight decline in the projected economic forecast metrics. The net reversal of the Company's provision for credit losses in 2021 reflected improvement in the economic outlook for our markets across Texas and overall improvements in asset quality offset by loan growth.

As a percent of average loans, net loan recoveries were 0.01% during 2022, and net loan charge-offs of 0.02% and 0.06% during 2021 and 2020, respectively. The allowance for credit losses as a percent of loans HFI was 1.18% as of December 31, 2022, as compared to 1.18% as of December 31, 2021, and 1.29% as of December 31, 2020. The allowance for credit losses as a percent of loans HFI, excluding PPP loans, was 1.18% as of December 31, 2022, as compared to 1.19% as of December 31, 2021, and 1.42% as of December 31, 2020. Included in the following tables are further analysis of our allowance for credit losses.

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

Loan Loss Experience and Allowance for Credit Losses (in thousands, except percentages):

	2022	2021	2020	2019	2018
Balance at January 1,	$63,465	$66,534	$52,499	$51,202	$48,156
Impact of adopting ASC 326	—	—	(619)	—	—
Initial allowance on acquired TB&T PCD loans	—	—	1,678	—	—
Charge-offs:
Commercial:
C&I	(589)	(1,600)	(2,516)	N/A	N/A
Municipal	—	—	—	N/A	N/A
Total Commercial	(589)	(1,600)	(2,516)	(1,545)	(1,418)
Agricultural	(9)	(2,683)	(372)	(319)	—
Real estate:
Construction & Development	(100)	—	—	N/A	N/A
Farm	—	—	—	N/A	N/A
Non-Owner Occupied CRE	—	(6)	(563)	N/A	N/A
Owner Occupied CRE	(537)	(231)	(567)	N/A	N/A
Residential real estate	(186)	(93)	(373)	N/A	N/A
Total real estate	(823)	(330)	(1,503)	(1,335)	(1,479)
Consumer:
Auto	(596)	(610)	(548)	N/A	N/A
Non-Auto	(435)	(285)	(375)	N/A	N/A
Total Consumer	(1,031)	(895)	(923)	(927)	(1,550)
Total charge-offs	(2,452)	(5,508)	(5,314)	(4,126)	(4,447)
Recoveries:
Commercial:
C&I	953	2,150	1,315	N/A	N/A
Municipal	—	—	—	N/A	N/A
Total Commercial	953	2,150	1,315	1,364	839
Agricultural	155	36	31	158	15
Real estate:
Construction & Development	—	1	—	N/A	N/A
Farm	—	110	157	N/A	N/A
Non-Owner Occupied CRE	852	702	131	N/A	N/A
Owner Occupied CRE	699	821	17	N/A	N/A
Residential real estate	114	96	151	N/A	N/A
Total Real Estate	1,665	1,730	456	404	462
Consumer:
Auto	293	401	269	N/A	N/A
Non-Auto	215	211	171	N/A	N/A
Total Consumer	508	612	440	532	512
Total recoveries	3,281	4,528	2,242	2,458	1,828
Net recoveries (charge-offs)	829	(980)	(3,072)	(1,668)	(2,619)
Provision for credit losses (excluding provision for unfunded commitment)	11,540	(2,089)	16,048	2,965	5,665
Balance at December 31,	$75,834	$63,465	$66,534	$52,499	$51,202

Loans, held-for-investment at year-end	$6,441,868	$5,388,972	$5,171,033	$4,194,969	$3,953,636
Average loans	5,923,594	5,341,332	5,152,531	4,074,667	3,828,040
Net (recoveries) charge-offs/average loans	(0.01)%	0.02%	0.06%	0.04%	0.07%
Allowance for credit losses/year-end loans held-for-investment	1.18%	1.18%	1.29%	1.25%	1.30%
Allowance for credit losses/nonaccrual, past due 90 days still accruing and restructured loans	311.75	200.33	155.61	212.02	176.22

Allocation of Allowance for Credit Losses (in thousands):

	At December 31,
	2022	2021	2020	2019	2018
	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount
Commercial:
C&I	$16,129	$12,280	$13,609	$ N/A	$ N/A
Municipal	1,026	348	1,552	N/A	N/A
Total Commercial	17,155	12,628	15,161	12,122	11,948
Agricultural	1,041	1,597	1,255	1,206	1,446
Real estate:
Construction & Development	26,443	17,627	13,512	N/A	N/A
Farm	1,957	663	1,876	N/A	N/A
Non-Owner Occupied CRE	9,075	10,722	8,391	N/A	N/A
Owner Occupied CRE	9,928	10,828	12,347	N/A	N/A
Residential real estate	9,075	8,133	12,601	N/A	N/A
Total Real Estate	56,478	47,973	48,727	33,974	32,342
Consumer:
Auto	845	896	1,020	N/A	N/A
Non-Auto	315	371	371	N/A	N/A
Total Consumer	1,160	1,267	1,391	5,197	5,466
Total	$75,834	$63,465	$66,534	$52,499	$51,202

Percent of Loans in Each Category of Total Loans:

	At December 31,
	2022	2021	2020	2019	2018
Commercial:
C&I	14.24%	15.53%	21.88%	N/A%	N/A%
Municipal	3.43	3.30	3.51	N/A	N/A
Total Commercial	17.67	18.83	25.39	20.41	21.37
Agricultural	1.19	1.83	1.83	2.47	2.45
Real estate:
Construction & Development	14.89	13.91	10.71	N/A	N/A
Farm	4.76	4.03	2.94	N/A	N/A
Non-Owner Occupied CRE	11.36	11.57	11.95	N/A	N/A
Owner Occupied CRE	14.82	15.25	14.45	N/A	N/A
Residential real estate	24.46	24.76	24.14	N/A	N/A
Total Real Estate	70.29	69.52	64.19	67.31	66.75
Consumer:
Auto	8.55	7.52	6.84	N/A	N/A
Non-Auto	2.30	2.30	1.75	N/A	N/A
Total Consumer	10.85	9.82	8.59	9.81	9.43
Total	100.00%	100.00%	100.00%	100.00%	100.00%

Interest-Bearing Demand Deposits in Banks. The Company had interest-bearing demand deposits in banks of $37.39 million at December 31, 2022 and $323.54 million at December 31, 2021, respectively. At December 31, 2022, our interest-bearing deposits in banks included $36.58 million maintained at the Federal Reserve Bank of Dallas and $817 thousand on deposit with the Federal Home Loan Bank of Dallas (FHLB). The average balance of interest-bearing deposits in banks was $217.53 million, $590.84 million and $249.70 million in 2022, 2021 and 2020, respectively. The average yield on interest-bearing deposits in banks was 1.67%, 0.12% and 0.38% in 2022, 2021 and 2020, respectively.

Available-for-Sale Securities. At December 31, 2022, securities with a fair value of $5.47 billion were classified as securities AFS. There were no securities classified as held-to-maturity at December 31, 2022 and 2021. As compared to December 31, 2021, the AFS portfolio at December 31, 2022, reflected (1) an increase of $355.71 million in U.S. Treasury securities; (2) a decrease of $854.86 million in obligations of states and political subdivisions; (3) an increase of $33.47 million in corporate bonds and other securities; and (4) a decrease of $633.13 million in mortgage-backed securities. As compared to December 31, 2020, the AFS portfolio at December 31, 2021, reflected (1) an increase of $126.84 million in U.S. Treasury securities; (2) an increase of $326.60 million in obligations of states and political subdivisions; (3) an increase of $63.74 million in corporate bonds and other securities; and (4) an increase of $1.66 billion in mortgage-backed securities. Securities-AFS included an unrealized loss fair value adjustment of $677.99 million at December 31, 2022 and unrealized gain fair value adjustments of $125.67 million and $215.85 million at December 31, 2021 and 2020, respectively. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See the below table and Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2022 and 2021.

Maturities and Yields of Available-for-Sale Held at December 31, 2022 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$9,756	2.51%	$472,793	1.88%	$—	—%	$—	—%	$482,549	1.90%
Obligations of states and political subdivisions	88,541	4.48	263,497	3.38	895,448	2.57	651,125	2.73	1,898,611	2.82
Corporate bonds and other securities	3,914	1.95	65,996	2.92	31,854	1.71	—	—	101,764	2.50
Mortgage-backed securities	104,958	2.24	829,772	2.30	1,449,224	1.80	607,481	2.25	2,991,435	2.04
Total	$207,169	3.20%	$1,632,058	2.38%	$2,376,526	2.09%	$1,258,606	2.50%	$5,474,359	2.31%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 21%. Yields on AFS securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.

As of December 31, 2022, the investment portfolio had an overall tax equivalent yield of 2.31%, a weighted average life of 7.76 years and modified duration of 6.33 years. At December 31, 2021, the investment portfolio had an overall tax equivalent yield of 2.24%, a weighted average life of 5.45 years and modified duration of 4.84 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $11.01 billion as of December 31, 2022, as compared to $10.57 billion as of December 31, 2021 and $8.68 billion as of December 31, 2020. The table below provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $250,000 or more:

Composition of Average Deposits and Remaining Maturity of Time Deposits of $250,000 or More (in thousands, except percentages):

	2022		2021		2020
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$4,063,740	—%	$3,449,313	—%	$2,782,896	—%
Interest-bearing deposits
Interest-bearing checking	3,623,301	0.42	3,068,952	0.07	2,513,627	0.21
Savings and money market accounts	2,893,012	0.32	2,682,266	0.07	2,214,569	0.20
Time deposits under $250,000	303,531	0.34	318,886	0.28	335,740	0.55
Time deposits of $250,000 or more	135,939	0.47	154,517	0.47	134,618	1.04
Total interest-bearing deposits	6,955,783	0.38%	6,224,621	0.09%	5,198,554	0.25%
Total average deposits	$11,019,523		$9,673,934		$7,981,450
Total cost of deposits		0.24%		0.06%		0.16%

The table below outlines the maturity of time deposits of $250,000 or more (in thousands):

As of December 31, 2022
Three months or less	$56,958
Over three through six months	19,940
Over six through twelve months	106,678
Over twelve months	10,960
Total time deposits of $250,000 or more	$194,536

The estimated amount of uninsured and uncollateralized deposits including related interest accrued and unpaid is approximately $4.15 billion as of December 31, 2022.

Borrowings. Included in borrowings were federal funds purchased, securities sold under repurchase agreements, advances from the FHLB and other borrowings of $642.51 million, $671.15 million and $430.09 million at December 31, 2022, 2021 and 2020, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowing. The average balances of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $802.09 million, $556.61 million, and $561.51 million in 2022, 2021 and 2020, respectively. The average rates paid on federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were 0.65%, 0.06% and 0.20% for the years ended December 31, 2022, 2021 and 2020, respectively. The weighted average interest rate on federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was 3.89%, 0.06% and 0.08% at December 31, 2022, 2021 and 2020, respectively. The highest amount of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB at any month-end during 2022, 2021 and 2020 was $1.04 billion, $674.88 million and $925.42 million, respectively.

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

	Percentage change in net interest income:
Change in interest rates:	December 31,
(in basis points)	2022	2021
+400	5.13%	10.56%
+300	3.86%	8.52%
+200	3.13%	6.13%
+100	2.09%	3.42%
-100	(2.66)%	(5.64)%
-200	(5.47)%	(9.06)%
-300	(8.54)%	(11.11)%
-400	(10.31)%	(11.20)%

The results for the net interest income simulations as of December 31, 2022 and December 31, 2021 resulted in an asset sensitive position. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

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

Total shareholders’ equity was $1.27 billion, or 9.76% of total assets at December 31, 2022, as compared to $1.76 billion, or 13.43% of total assets at December 31, 2021. Included in shareholders’ equity at December 31, 2022 were $535.23 million in unrealized losses on investment securities AFS, net of related income taxes. Included in shareholders' equity at December 31, 2021 were $99.25 million in unrealized gains on investment securities AFS, net of related income taxes. Unrealized gains and losses on investment securities AFS are excluded from and do not impact regulatory capital. During 2022, total shareholders’ equity averaged $1.40 billion, or 10.55% of average assets, as compared to $1.71 billion, or 14.20% of average assets during 2021.

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

As of December 31, 2022 and 2021, we had a total risk-based capital ratio of 19.29% and 20.34%, a Tier 1 capital to risk-weighted assets ratio of 18.22% and 19.35%, a common equity Tier 1 capital to risk-weighted ratio of 18.22% and 19.35% and a Tier 1 leverage ratio of 10.96% and 11.13%, respectively. The regulatory capital ratios as of December 31, 2022 and 2021 were calculated under Basel III Rules.

Our subsidiary bank made the election to continue to exclude accumulated other comprehensive income from capital in connection with its March 31, 2015 quarterly financial filing and, in effect, to retain the accumulated other comprehensive income treatment under the prior capital rules.

Liquidity. Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and other borrowings, which amounted to $642.51 million at December 31, 2022, and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2023 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At December 31, 2022, there were no amounts drawn on these lines of credit. Our subsidiary bank also has (i) an available line of credit with the FHLB totaling $2.34 billion at December 31, 2022, secured by portions of our loan portfolio and certain investment securities; and (ii) access to the Federal Reserve Bank of Dallas lending program. At December 31, 2022, the Company did not have any balances outstanding under this line of credit.

The Company renewed its loan agreement, effective June 30, 2021, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. See Note 8 - Line of Credit in the accompanying notes to consolidated financial statements regarding further information on this line of credit.

In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and cash equivalents at the Company, which totaled $119.26 million at December 31, 2022, investment securities which totaled $2.24 million at December 31, 2022 with maturities over 7 to 8 years, available dividends from our subsidiaries which totaled $437.16 million at December 31, 2022, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

The Company continuously monitors the Company's liquidity position to ensure that assets and liabilities are managed in a manner that will meet all of the Company's short-term and long-term cash requirements. The Company manages the Company's liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of the Company's shareholders. The Company also monitors its liquidity requirements in light of interest rate trends, changes in the economy, and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios and deposits.

In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements for the expected timing of such payments as of December 31, 2022. These payments related to time deposits with stated maturity dates (Note 7 - Deposits and Borrowings) and operating leases (Note 11 - Commitments and Contingencies). In addition, we have construction contracts with remaining future minimum contractual obligations of approximately $1.53 million in 2023.

Off-Balance Sheet/Reserve for Unfunded Commitments. We are a party to financial instruments with off-balance sheet (“OBS”) risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At December 31, 2022, the Company’s reserve for unfunded commitments totaled $12.32 million which is recorded in other liabilities.

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

Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third-party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The average collateral value held on letters of credit usually exceeds the contract amount.

See further disclosure of the unfunded lines of credit, unfunded commitments to extend credit and standby letters of credit (Note 12 - Financial Instruments with Off-Balance-Sheet Risk). Future notional amounts committed are $1.00 million in less than one year, $445 thousand in more than one year but less than three years and $619 thousand thereafter.

We believe we have no other OBS arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At December 31, 2022, $437.16 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends to us of $67.50 million in 2022 and $96.50 million in 2021.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 35% to 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 40.18%, 36.30% and 35.88% of net earnings, respectively, in 2022, 2021 and 2020. Given our current capital position, projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

Quarterly Results of Operations (in thousands, except per share and common stock data):

The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in the fiscal years of 2022 and 2021. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	2022
	4th	3rd	2nd	1st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	$121,137	$112,728	$101,981	$97,009
Interest expense	17,100	9,572	3,199	1,570
Net interest income	104,037	103,156	98,782	95,439
Provision for credit losses	4,075	3,221	5,350	4,782
Net interest income after provision for credit losses	99,962	99,935	93,432	90,657
Noninterest income	28,393	30,609	35,669	34,850
Net gain on securities transactions	131	334	1,648	31
Noninterest expense	57,778	59,442	58,333	59,225
Earnings before income taxes	70,708	71,436	72,416	66,313
Income tax expense	12,040	12,095	11,922	10,341
Net earnings	$58,668	$59,341	$60,494	$55,972
Per Share Data:
Earnings per share, basic	$0.41	$0.42	$0.42	$0.39
Earnings per share, diluted	0.41	0.41	0.42	0.39
Cash dividends declared	0.17	0.17	0.17	0.15
Book value at period-end	8.87	7.94	9.32	10.43
Common stock sales price:
High	$46.08	$47.26	$45.02	$53.62
Low	32.53	38.72	37.47	44.09
Close	34.40	41.83	39.27	44.12

	2021
	4th	3rd	2nd	1st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	$95,995	$97,198	$92,602	$90,610
Interest expense	1,187	1,416	1,653	1,786
Net interest income	94,808	95,782	90,949	88,824
Provision for credit losses	2,064	—	(1,206)	(1,997)
Net interest income after provision for credit losses	92,744	95,782	92,155	90,821
Noninterest income	34,902	37,725	34,668	34,066
Net gain on securities transactions	1	1	5	808
Noninterest expense	61,672	62,939	59,374	57,723
Earnings before income taxes	65,975	70,569	67,454	67,972
Income tax expense	10,638	11,641	11,075	11,054
Net earnings	$55,337	$58,928	$56,379	$56,918
Per Share Data:
Earnings per share, basic	$0.39	$0.41	$0.40	$0.40
Earnings per share, diluted	0.39	0.41	0.39	0.40
Cash dividends declared	0.15	0.15	0.15	0.13
Book value at period-end	12.34	12.17	12.08	11.70
Common stock sales price:
High	$55.00	$50.49	$52.49	$51.60
Low	45.75	43.03	45.18	35.17
Close	50.84	45.95	49.13	46.73

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

First Financial Bankshares, Inc. and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2022, the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, is effective based on those criteria.

Ernst & Young LLP, Dallas, Texas, (U.S. PCAOB Auditor Firm I.D.: 42), the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022. The report, which expresses an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022, is included below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Financial Bankshares, Inc.

Opinion on Internal Control over Financial Reporting

We have audited First Financial Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, First Financial Bankshares, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022 and the related notes and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

Fort Worth, Texas

February 22, 2023

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2023 Annual Meeting of Shareholders which will be filed with the SEC not later than 120 days after December 31, 2022.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2023 Annual Meeting of Shareholders which will be filed with the SEC not later than 120 days after December 31, 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 related to security ownership of certain beneficial owners and management is hereby incorporated by reference from our proxy statement for our 2023 Annual Meeting of Shareholders. The following chart gives aggregate information under our equity compensation plans as of December 31, 2022. Additional information regarding stock-based compensation plans is presented in Note 17 – Stock Based Compensation in the notes to consolidated financial statements.

	Number of Shares To be Issued Upon Exercise or Vesting of Outstanding Awards		Weighted Average Exercise Price of Outstanding Awards		Number of Shares Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Far Left Column)
Equity compensation plans approved by security holders	1,649,047	(1)	$29.99	(2)	1,877,004
Equity compensation plans not approved by security holders	—		—		—
Total	1,649,047		$29.99		1,877,004

(1)
Includes 1,490,413 shares related to stock options, 24,813 shares related to non-vested restricted stock, 39,657 shares related to restricted stock units and 94,164 shares related to performance stock units (assuming attainment of the maximum payout rate as set forth by the performance criteria).
(2)
Excludes outstanding restricted stock and stock units which are exercised for no consideration.

The remainder of the information required by Item 12 is incorporated by reference from our proxy statement for our 2023 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2023 Annual Meeting of Shareholders which will be filed with the SEC not later than 120 days after December 31, 2022.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2023 Annual Meeting of Shareholders which will be filed with the SEC not later than 120 days after December 31, 2022.

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

Agreement and Plan of Reorganization, dated September 19, 2019, by and among First Financial Bankshares, Inc., Brazos Merger Sub, Inc., and TB&T Bancshares, Inc. (schedules have been omitted pursuant to item 601(b)(2) of Regulation S-K) (incorporated by reference from Exhibit 2.1 to the Registrant's Form 8-K filed September 20, 2019).

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

Fifth Amendment to Loan agreement, dated January 6, 2023, by and between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K filed January 12, 2023).

10.9	—	2015 Restricted Stock Plan as Amended and Restated April 28, 2020 (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed May 1, 2020).++

10.10	—	Form of Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed August 10, 2022).++

10.11	—	Supplemental Executive Retirement Plan, as amended and restated, effective July 26, 2022 (incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K filed July 29, 2022).++
10.12	—

Confidential Separation and Release Agreement , dated January 9, 2023, by and between the Company and James R. Gordon (incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K filed January 11, 2023).++

21.1	—	Subsidiaries of Registrant.*

23.1	—	Consent of Ernst & Young LLP.*

24.1	—	Power of Attorney (included on signature page of this Form 10-K).*

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.+

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.+

101.INS	—	Inline XBRL Instance Document. – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL Document.*

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	—	The cover page for the Company's Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL and contained in Exhibit 101

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

FIRST FINANCIAL BANKSHARES, INC.

Date: February 22, 2023	By:	/s/ F. Scott Dueser
F. Scott Dueser
Chairman of the Board, Director, President and
Chief Executive Officer
(Principal Executive Officer)

The undersigned directors and officers of First Financial Bankshares, Inc. hereby constitute and appoint Michelle S. Hickox, with full power to act and with full power of substitution and resubstitution, our true and lawful attorney-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and hereby ratify and confirm all that such attorney-in-fact or his substitute shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ F. Scott Dueser	Chairman of the Board, Director,	February 22, 2023
F. Scott Dueser	President, and Chief Executive Officer (Principal Executive Officer)

/s/ Michelle S. Hickox	Executive Vice President and Chief	February 22, 2023
Michelle S. Hickox	Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ April K. Anthony	Director	February 22, 2023
April K. Anthony

/s/ Vianei Lopez Braun	Director	February 22, 2023
Vianei Lopez Braun

/s/ David L. Copeland	Director	February 22, 2023
David L. Copeland

/s/ Michael B. Denny	Director	February 22, 2023
Michael B. Denny

/s/ Murray H. Edwards	Director	February 22, 2023
Murray H. Edwards

/s/ Eli Jones, Ph.D.	Director	February 22, 2023
Eli Jones, Ph.D.

/s/ I. Tim Lancaster	Director	February 22, 2023
I. Tim Lancaster

/s/ Kade L. Matthews	Director	February 22, 2023
Kade L. Matthews

/s/ Robert C. Nickles	Director	February 22, 2023
Robert C. Nickles

/s/ Johnny E. Trotter	Director	February 22, 2023
Johnny E. Trotter

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Financial Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

Allowance for Loan Losses

Description of the Matter

As of December 31, 2022, the Company’s loan portfolio totaled $6.4 billion and the related allowance for loan losses (ALL) was $75.8 million. The Company calculates their allowance for loan losses in accordance with ASU 2016-13, Financial Instruments – Credit Losses, utilizing a forward-looking expected loss model (the “Current Expected Credit Losses (CECL)” model) to estimate credit losses over the remaining expected life of the Company’s loan portfolio. As discussed in Notes 1 and 3 of the consolidated financial statements, the ALL is an amount which represents management’s best estimate of expected credit losses over the contractual life of the Company’s loan portfolio as of the balance sheet date. The ALL includes credit loss estimates for loans evaluated using common risk characteristics such as financial asset type, collateral type and industry of the borrower. Historical losses are correlated to economic variables that are determined to be the most relevant indicators of expected losses. Those economic variables are forecasted over the reasonable and supportable forecast period to determine the current expected credit losses. Qualitative adjustments are then made to account for factors that management does not believe are captured in the CECL quantitative models. Management applies judgment in estimating the ALL and, in particular, identifying and quantifying qualitative adjustments included within the ALL.

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

Fort Worth, Texas

February 22, 2023

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2022 and 2021

(Dollars in thousands, except share and per share amounts)

	2022	2021
ASSETS
CASH AND DUE FROM BANKS	$293,286	$205,053
INTEREST-BEARING DEMAND DEPOSITS IN BANKS	37,392	323,535
Total cash and cash equivalents	330,678	528,588
SECURITIES AVAILABLE-FOR-SALE, at fair value (amortized cost of these securities was $6,152,348 and $6,447,510 as of December 31, 2022 and 2021, respectively)	5,474,359	6,573,179
LOANS:
Held-for-investment, excluding PPP Loans	6,441,699	5,336,179
PPP Loans	169	52,793
Total loans held-for-investment	6,441,868	5,388,972
Less – allowance for credit losses	(75,834)	(63,465)
Net loans held – for -investment	6,366,034	5,325,507
Held-for-sale ($10,497 and $34,122 at fair value as of December 31, 2022 and 2021, respectively)	11,965	37,810
BANK PREMISES AND EQUIPMENT, net	152,973	149,764
INTANGIBLE ASSETS, net	315,534	316,779
OTHER ASSETS	322,523	170,834
Total assets	$12,974,066	$13,102,461
LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$4,061,788	$3,780,230
INTEREST-BEARING DEPOSITS	6,943,719	6,786,258
Total deposits	11,005,507	10,566,488
DIVIDENDS PAYABLE	24,278	21,388
BORROWINGS	642,507	671,152
OTHER LIABILITIES	36,037	84,209
Total liabilities	11,708,329	11,343,237
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
COMMON STOCK—$0.01 par value; authorized 200,000,000 shares; 142,657,871 and 142,532,116 shares issued at December 31, 2022 and 2021, respectively	1,427	1,425
CAPITAL SURPLUS	677,593	676,871
RETAINED EARNINGS	1,121,945	981,675
TREASURY STOCK (shares at cost: 929,210 and 936,897 at December 31, 2022 and 2021, respectively)	(11,035)	(10,090)
DEFERRED COMPENSATION	11,035	10,090
ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS), net	(535,228)	99,253
Total shareholders’ equity	1,265,737	1,759,224
Total liabilities and shareholders’ equity	$12,974,066	$13,102,461

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Earnings

December 31, 2022, 2021 and 2020

(Dollars in thousands, except share and per share amounts)

	2022	2021	2020
INTEREST INCOME:
Interest and fees on loans	$296,114	$271,638	$263,320
Interest on investment securities:
Taxable	78,924	47,390	51,456
Exempt from federal income tax	54,121	56,638	48,399
Interest on federal funds sold and interest-bearing deposits in banks	3,695	739	953
Total interest income	432,854	376,405	364,128
INTEREST EXPENSE:
Interest on deposits	26,246	5,705	13,118
Interest on borrowings	5,194	337	1,125
Total interest expense	31,440	6,042	14,243
Net interest income	401,414	370,363	349,885
PROVISION FOR CREDIT LOSSES	17,427	(1,139)	19,517
Net interest income after provisions for credit losses	383,987	371,502	330,368
NONINTEREST INCOME:
Trust fees	39,995	36,145	29,531
Service charges on deposit accounts	24,540	21,156	20,572
Debit card fees	30,280	35,905	30,298
Credit card fees	2,585	2,373	2,171
Gain on sale and fees on mortgage loans	19,035	33,245	43,872
Net gain on sale of available-for-sale securities	2,144	815	3,633
Net gain on sale of foreclosed assets	1,451	190	159
Net gain on sale of assets	520	210	112
Interest on loan recoveries	2,840	4,039	856
Other	8,275	8,098	8,731
Total noninterest income	131,665	142,176	139,935
NONINTEREST EXPENSE:
Salaries, commissions and employee benefits	134,133	142,042	135,123
Net occupancy expense	13,307	13,009	12,388
Equipment expense	9,052	9,173	8,396
FDIC insurance premiums	3,711	3,130	1,758
Debit card expense	12,231	11,957	11,215
Professional and service fees	8,770	9,334	9,346
Printing, stationery and supplies	2,114	1,910	2,163
Operational and other losses	3,229	3,293	2,462
Software amortization and expense	9,963	11,120	8,862
Amortization of intangible assets	1,245	1,613	1,990
Other	37,023	35,127	34,235
Total noninterest expense	234,778	241,708	227,938
EARNINGS BEFORE INCOME TAXES	280,874	271,970	242,365
INCOME TAX EXPENSE	46,399	44,408	40,331
NET EARNINGS	$234,475	$227,562	$202,034
NET EARNINGS PER SHARE, BASIC	$1.64	$1.60	$1.42
NET EARNINGS PER SHARE, DILUTED	$1.64	$1.59	$1.42
DIVIDENDS PER SHARE	$0.66	$0.58	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings (Loss)

Years Ended December 31, 2022, 2021 and 2020

(Dollars in thousands)

	2022	2021	2020
NET EARNINGS	$234,475	$227,562	$202,034
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for- sale, before income taxes	(800,997)	(89,238)	133,872
Reclassification adjustment for realized gains (loss) on investment securities included in net earnings, before income taxes	(2,144)	(815)	(3,633)
Total other items of comprehensive earnings (losses)	(803,141)	(90,053)	130,239
Income tax benefit (expense) related to:
Change in unrealized gain (loss) on investment securities available-for-sale	168,210	18,740	(28,113)
Reclassification adjustment for realized gains (loss) on investment securities included in net earnings	450	171	763
Total income tax benefit (expense)	168,660	18,911	(27,350)
COMPREHENSIVE EARNINGS (LOSS)	$(400,006)	$118,598	$304,923

The accompanying notes are an integral part of tnhese consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2022, 2021 and 2020

(Dollars in thousands)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Total Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings (Loss), net	Equity
BALANCE, December 31, 2019	135,891,755	$1,359	$450,676	$707,656	(927,408)	$(8,222)	$8,222	$67,506	$1,227,197
Cumulative effect of adopting ASC 326 on January 1, 2020, net of related income taxes	—	—	—	(466)	—	—	—	—	(466)
Total shareholders’ equity at beginning of period, as adjusted	135,891,755	1,359	450,676	707,190	(927,408)	(8,222)	8,222	67,506	1,226,731
Stock issued in acquisition of TB&T Bancshares, Inc.	6,275,574	63	220,210	—	—	—	—	—	220,273
Net earnings	—	—	—	202,034	—	—	—	—	202,034
Stock option exercises	295,093	3	4,714	—	—	—	—	—	4,717
Restricted stock grant, net	24,214	—	672	—	—	—	—	—	672
Cash dividends declared, $0.51 per share	—	—	—	(72,495)	—	—	—	—	(72,495)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	102,889	102,889
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(11,183)	(904)	904	—	—
Stock option expense	—	—	1,377	—	—	—	—	—	1,377
Shares repurchased and retired under stock repurchase authorization	(324,802)	(3)	(8,005)	—	—	—	—	—	(8,008)
BALANCE, December 31, 2020	142,161,834	$1,422	$669,644	$836,729	(938,591)	$(9,126)	$9,126	$170,395	$1,678,190
Net earnings	—	—	—	227,562	—	—	—	—	227,562
Stock option exercises	345,829	3	5,902	—	—	—	—	—	5,905
Restricted stock grant, net	24,453	—	9	—	—	—	—	—	9
Cash dividends declared, $0.58 per share	—	—	—	(82,616)	—	—	—	—	(82,616)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	(71,142)	(71,142)
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	1,694	(964)	964	—	—
Stock option expense	—	—	1,316	—	—	—	—	—	1,316
BALANCE, December 31, 2021	142,532,116	$1,425	$676,871	$981,675	(936,897)	$(10,090)	$10,090	$99,253	$1,759,224
Net earnings	—	—	—	234,475	—	—	—	—	234,475
Stock option exercises	355,692	4	6,541	—	—	—	—	—	6,545
Restricted stock grant, net	14,622	—	2,188	—	—	—	—	—	2,188
Cash dividends declared, $0.66 per share	—	—	—	(94,205)	—	—	—	—	(94,205)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	(634,481)	(634,481)
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	7,687	(945)	945	—	—
Stock option expense	—	—	1,440	—	—	—	—	—	1,440
Shares repurchased and retired under stock repurchase authorization	(244,559)	(2)	(9,447)	—	—	—	—	—	(9,449)
BALANCE, December 31, 2022	142,657,871	$1,427	$677,593	$1,121,945	(929,210)	$(11,035)	$11,035	$(535,228)	$1,265,737

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2022, 2021 and 2020

(Dollars in thousands)

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$234,475	$227,562	$202,034
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,762	13,061	12,793
Provision for credit losses	17,427	(1,139)	19,517
Securities premium amortization, net	70,788	68,308	41,959
Discount accretion on purchased loans	(1,492)	(2,362)	(3,780)
Gain on sale of assets, net	(4,115)	(1,217)	(4,001)
Deferred federal income tax (expense) benefit	(4,205)	3,531	(5,249)
Change in loans held-for-sale	25,194	44,098	(53,494)
Change in other assets	907	(11,308)	(23,233)
Change in other liabilities	(27,801)	12,697	24,122
Total adjustments	89,465	125,669	8,634
Net cash provided by operating activities	323,940	353,231	210,668
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition of TB&T Bancshares, Inc., net	—	—	61,028
Activity in available-for-sale securities and other investments:
Sales	479,273	10,631	263,042
Maturities	4,132,928	8,495,614	6,075,017
Purchases	(4,385,683)	(10,887,727)	(7,117,151)
Net increase in loans held-for-investment	(1,049,925)	(211,786)	(529,144)
Purchases of bank premises and equipment	(15,784)	(19,205)	(16,450)
Proceeds from sale of bank premises and equipment and other assets	1,186	823	1,456
Net cash used in investing activities	(838,005)	(2,611,650)	(1,262,202)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	281,558	797,533	679,744
Net increase in interest-bearing deposits	157,461	1,093,138	843,142
Net increase (decrease) in borrowings	(28,645)	241,059	48,737
Common stock transactions:
Proceeds from stock option exercises	6,545	5,905	4,717
Dividends paid	(91,315)	(79,712)	(70,318)
Repurchase of stock	(9,449)	—	(8,008)
Net cash provided by financing activities	316,155	2,057,923	1,498,014
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(197,910)	(200,496)	446,480
CASH AND CASH EQUIVALENTS, beginning of year	528,588	729,084	282,604
CASH AND CASH EQUIVALENTS, end of year	$330,678	$528,588	$729,084
SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	30,540	6,198	14,494
Federal income taxes paid	45,430	39,528	44,381
Schedule of noncash investing and financing activities:
Assets acquired through foreclosure	—	2,711	164
Investment securities purchased but not settled	—	—	14,641
Restricted stock grant (forfeiture)	2,188	1,316	672
Stock issued in acquisition of TB&T Bancshares, Inc.	—	—	220,273

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company”, “we” or “us”) is a financial holding company which owns all of the capital stock of one bank with 79 locations located in Texas as of December 31, 2022. The Company’s subsidiary bank is First Financial Bank, N.A. The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which First Financial Bank, N.A. is located. In addition, the Company also owns First Financial Trust & Asset Management Company, N.A., First Financial Insurance Agency, Inc., First Technology Services, Inc. and FB Investment Paris Fund, LLC.

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

Consolidation

The accompanying consolidated financial statements include the accounts of Bankshares and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated.

Stock Repurchase

On July 27, 2021, the Company's Board of Directors authorized the repurchase of up to 5,000,000 common shares through July 31, 2023. Previously, the Company’s Board of Directors had authorized the repurchase of up to 4,000,000 common shares through September 30, 2021. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and its stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through July 27, 2021, 324,802 shares were repurchased and retired (all during the months of March and April of 2020) at an average price of $24.75 under the previous repurchase plan. Subsequent to July 27, 2021 and through December 31, 2022, 244,559 shares were repurchased and retired (all during the months of June and July of 2022) at an average price of $38.61.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

Acquisition

On January 1, 2020, the Company acquired 100% of the outstanding capital stock of TB&T Bancshares, Inc. through the merger of a wholly-owned subsidiary with and into TB&T Bancshares, Inc. Following such merger, TB&T Bancshares, Inc. and its wholly-owned subsidiary, The Bank & Trust of Bryan/College Station, Texas were merged into the Company and First Financial Bank, N.A., respectively. The results of operations of TB&T Bancshares, Inc. subsequent to the acquisition date, are included in the consolidated earnings of the Company. See Note 19 for additional information.

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

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. For the periods ended December 31, 2022 and 2021, amounts related to the Company’s PCD and PCI loans were insignificant and disclosures related to these balances have been omitted.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of securities and report accrued interest separately in other assets on the consolidated balance sheets. A security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to securities reversed against interest income for the years ended December 31, 2022 or 2021.

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

Years Ended December 31, 2022, 2021 and 2020

and near-term prospects of the issuer and the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2022 and 2021, no allowance for credit losses - available-for-sale securities was recorded.

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

At December 31, 2022 and 2021, the Company held no securities that were classified as held-to-maturity.

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

Years Ended December 31, 2022, 2021 and 2020

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

Years Ended December 31, 2022, 2021 and 2020

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

Years Ended December 31, 2022, 2021 and 2020

Allowance for Credit Losses—Off-Balance-Sheet/Reserve for Unfunded Commitments

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. These obligations include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. At December 31, 2022 and 2021, the Company’s reserve for unfunded commitments totaled $12,323,000 and $6,436,000, respectively, which is included in other liabilities in the consolidated balance sheet.

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

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year and totaled $313,481,000 at both December 31, 2022 and 2021, respectively. There was no impairment recorded for the years ended December 31, 2022, 2021 and 2020.

The carrying amount of goodwill arising from acquisitions that qualify as an asset purchase for federal income tax purposes was $11,233,000 and $13,640,000 at December 31, 2022 and 2021, respectively, and is deductible for federal income tax purposes.

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

Years Ended December 31, 2022, 2021 and 2020

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

Accumulated Other Comprehensive Income (Loss)

Unrealized net gains or losses on the Company’s available-for-sale securities, net of applicable income taxes, totaling $535,228,000 of losses at December 31, 2022 and $99,253,000 of gains at December 31, 2021, are included in accumulated other comprehensive earnings (loss) as a separate component of shareholders' equity.

Income Taxes

The Company’s provision for income taxes is based on income before income taxes adjusted for permanent differences between financial reporting and taxable income. Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. See note 9 for more information on deferred income taxes.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value using the Black-Scholes model of the shares at the grant date. The grant date fair value is amortized over the vesting period which generally is five or six years. The Company also grants restricted stock and/or units for a fixed number of shares which generally vests over periods of one to three years and/or performance metrics over a three-year period relative to a defined group of peers. For stock option grants, the exercise price is established based on the closing trading price of the Company's common stock and for restricted grants, the fair value of the grant is also measured based on the closing trading price. No adjustments have been necessary to properly value the grant based on the terms or other conditions of the grants. Expense is recognized based on the fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for forfeitures based on grant-date fair value. See Note 17 for further information.

Advertising Costs

Advertising costs are expensed as incurred.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

Per Share Data

Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common stock shares outstanding during the period. The Company calculates diluted EPS assuming all outstanding stock options to purchase common shares and unvested restricted stock shares have been exercised and/or vested at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is determined by application of the treasury stock method, whereby the proceeds from the exercised options and unearned compensation for restricted stock are assumed to be used to purchase common shares at the average market price during the respective year. Anti-dilutive shares for the years ended December 31, 2022 and 2020 were 1,261,000 and 399,300, respectively, and were excluded from the computation of EPS. There were no such anti-dilutive stock options for the year ended December 31, 2021. The following table reconciles the computation of basic EPS to diluted EPS:

For the Year Ended December 31, 2022:	Net Earnings (in thousands)	Weighted Average Shares	Per Share Amount
Net earnings per share, basic	$234,475	142,596,252	$1.64
Effect of stock options and stock grants	—	611,647	-
Net earnings per share, diluted	$234,475	143,207,899	$1.64
For the Year Ended December 31, 2021:
Net earnings per share, basic	$227,562	142,291,939	$1.60
Effect of stock options and stock grants	—	842,281	(0.01)
Net earnings per share, diluted	$227,562	143,134,220	$1.59
For the Year Ended December 31, 2020:
Net earnings per share, basic	$202,034	142,032,420	$1.42
Effect of stock options and stock grants	—	512,571	—
Net earnings per share, diluted	$202,034	142,544,991	$1.42

Other Recently Issued and Effective Authoritative Accounting Guidance

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

ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in ASC Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 will also require that an entity disclose current-period gross charge-offs

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

by year of origination for financial receivables and net investment leases within scope of ASC Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 will become effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, though early adoption is permitted. The adoption of ASU 2022-02 is not expected to have a significant impact on our financial statements.
2. SECURITIES:

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, allowance for credit losses and the fair value of available-for-sale securities are as follows (dollars in thousands):

	December 31, 2022
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasury securities	$508,275	$11	$(25,737)	$482,549
Obligations of state and political subdivisions	2,104,193	1,217	(206,799)	1,898,611
Residential mortgage-backed securities	3,034,120	8	(417,562)	2,616,566
Commercial mortgage-backed securities	392,914	1	(18,046)	374,869
Corporate bonds and other	112,846	—	(11,082)	101,764
Total securities available-for-sale	$6,152,348	$1,237	$(679,226)	$5,474,359

	December 31, 2021
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasury securities	$126,716	$125	$—	$126,841
Obligations of state and political subdivisions	2,638,369	116,319	(1,217)	2,753,471
Residential mortgage-backed securities	3,256,746	23,990	(21,287)	3,259,449
Commercial mortgage-backed securities	356,207	8,914	(1)	365,120
Corporate bonds and other	69,472	32	(1,206)	68,298
Total securities available-for-sale	$6,447,510	$149,380	$(23,711)	$6,573,179

The Company did not hold any securities classified as held-to-maturity for the years ended December 31, 2022 and 2021.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at December 31, 2022, were computed by using scheduled amortization of balances and historical prepayment rates.

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2022, by contractual maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value
Due within one year	$210,053	$207,169
Due after one year through five years	1,741,024	1,632,058
Due after five years through ten years	2,715,108	2,376,526
Due after ten years	1,486,163	1,258,606
Total	$6,152,348	$5,474,359

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

The following tables disclose, as of December 31, 2022 and 2021, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
December 31, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury Securities	$307,012	$11,650	$173,105	$14,087	$480,117	$25,737
Obligations of state and political subdivisions	770,469	55,943	946,571	150,856	1,717,040	206,799
Residential mortgage-backed securities	470,970	37,065	2,143,869	380,497	2,614,839	417,562
Commercial mortgage-backed securities	319,303	11,677	54,862	6,369	374,165	18,046
Corporate bonds and other	41,920	1,698	59,844	9,384	101,764	11,082
Total	$1,909,674	$118,033	$3,378,251	$561,193	$5,287,925	$679,226

	Less than 12 Months		12 Months or Longer		Total
December 31, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of state and political subdivisions	$163,698	$1,096	$18,943	$122	$182,641	$1,218
Residential mortgage-backed securities	2,263,010	19,742	54,392	1,544	2,317,402	21,286
Commercial mortgage-backed securities	820	1	—	—	820	1
Corporate bonds and other	47,436	635	16,432	571	63,868	1,206
Total	$2,474,964	$21,474	$89,767	$2,237	$2,564,731	$23,711

The number of investments in an unrealized loss position totaled 1,004 at December 31, 2022. Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed investment securities at December 31, 2022 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at December 31, 2022. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At December 31, 2022 and 2021, 71.86% and 72.72%, respectively, of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 54.77% and 53.94%, respectively, were guaranteed by the Texas Permanent School Fund.

Securities, carried at approximately $4,070,454,000 and $3,644,626,000 on December 31, 2022 and 2021, respectively, were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During 2022, 2021 and 2020, sales of investment securities that were classified as available-for-sale totaled $479,273,000, $10,631,000 and $263,042,000. Gross realized gains from 2022, 2021 and 2020 securities sales and calls were $6,618,000, $815,000 and $3,637,000, respectively. Gross realized losses from 2022 and 2020 securities sales and calls were $4,474,000 and $4,000, respectively. There were no gross realized losses from security sales and calls during 2021.

The specific identification method was used to determine cost in order to compute the realized gains and losses.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES:

For the year ended December 31, 2022, the tables to follow outline the Company’s loan portfolio by the ten portfolio segments where applicable.

Loans held-for-investment by portfolio segment are as follows (dollars in thousands):

	December 31,
	2022	2021
Commercial:
C&I *	$917,317	$837,075
Municipal	221,090	177,905
Total Commercial	1,138,407	1,014,980
Agricultural	76,947	98,089
Real Estate:
Construction & Development	959,426	749,793
Farm	306,322	217,220
Non-Owner Occupied CRE	732,089	623,434
Owner Occupied CRE	954,400	821,653
Residential	1,575,758	1,334,419
Total Real Estate	4,527,995	3,746,519
Consumer:
Auto	550,635	405,416
Non-Auto	147,884	123,968
Total Consumer	698,519	529,384
Total Loans	6,441,868	5,388,972
Less: Allowance for credit losses	(75,834)	(63,465)
Loans, net	$6,366,034	$5,325,507

* All disclosures for the C&I loan segment include PPP loan balances, net of deferred fees, as disclosed on the face of the consolidated balance sheet.

Outstanding loan balances at December 31, 2022 and 2021, are net of unearned income, including net deferred loan fees.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (“FHLB”) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At December 31, 2022, this available line of credit was $2,341,985,000. At December 31, 2022, $4,154,241,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At December 31, 2022, there was no balance outstanding under this line of credit.

The Company’s nonaccrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (dollars in thousands):

	December 31,
	2022	2021
Nonaccrual loans	$24,306	$31,652
Loans still accruing and past due 90 days or more	—	8
Troubled debt restructured loans*	19	21
Total	$24,325	$31,681

* Troubled debt restructured loans of $3,624,000 and $6,721,000, for which interest collection is doubtful, are included in nonaccrual loans as of December 31, 2022 and 2021, respectively.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

The Company had $24,325,000 and $34,158,000 in nonaccrual, past due 90 days or more and still accruing, restructured loans and foreclosed assets at December 31, 2022 and 2021, respectively. Nonaccrual loans totaled $24,306,000 and $31,652,000 at December 31, 2022 and 2021, respectively, and consisted of the following (in thousands):

	December 31,
	2022	2021
Commercial:
C&I	$5,057	$5,370
Municipal	—	—
Total Commercial	5,057	5,370
Agricultural	324	4,920
Real Estate:
Construction & Development	1,567	708
Farm	85	1,173
Non-Owner Occupied CRE	2,321	2,671
Owner Occupied CRE	7,092	7,897
Residential	7,400	8,360
Total Real Estate	18,465	20,809
Consumer:
Auto	429	514
Non-Auto	31	39
Total Consumer	460	553
Total	$24,306	$31,652

The Company recognized interest income on nonaccrual loans prior to being recognized as nonaccrual of approximately $1,607,000, $2,122,000 and $1,006,000 during the years ended December 31, 2022, 2021 and 2020, respectively.

No significant additional funds are committed to be advanced in connection with nonaccrual loans as of December 31, 2022.

Summary information on the allowance for credit losses for the year ended December 31, 2022 and 2021, are outlined by portfolio segment in the following tables (in thousands):

Year-ended December 31, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$12,280	$348	$1,597	$17,627	$663
Provision for loan losses	3,485	678	(702)	8,916	1,294
Recoveries	953	—	155	—	—
Charge-offs	(589)	—	(9)	(100)	—
Ending balance	$16,129	$1,026	$1,041	$26,443	$1,957

Year-ended December 31, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$10,722	$10,828	$8,133	$896	$371	$63,465
Provision for loan losses	(2,499)	(1,062)	1,014	252	164	11,540
Recoveries	852	699	114	293	215	3,281
Charge-offs	—	(537)	(186)	(596)	(435)	(2,452)
Ending balance	$9,075	$9,928	$9,075	$845	$315	$75,834

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

Year-ended December 31, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$13,609	$1,552	$1,255	$13,512	$1,876
Provision for loan losses	(1,879)	(1,204)	2,989	4,114	(1,323)
Recoveries	2,150	—	36	1	110
Charge-offs	(1,600)	—	(2,683)	—	—
Ending balance	$12,280	$348	$1,597	$17,627	$663

Year-ended December 31, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$8,391	$12,347	$12,601	$1,020	$371	$66,534
Provision for loan losses	1,635	(2,109)	(4,471)	85	74	(2,089)
Recoveries	702	821	96	401	211	4,528
Charge-offs	(6)	(231)	(93)	(610)	(285)	(5,508)
Ending balance	10,722	10,828	8,133	896	371	$63,465

Additionally, the Company records a reserve for unfunded commitments in other liabilities which totaled $12,323,000 and $6,436,000 at December 31, 2022 and 2021, respectively. The $11,540,000 provision for loan losses in 2022 above is combined with the provision for unfunded commitments of $5,887,000 and reported in the aggregate under the provision for credit losses in the statement of earnings for the year ended December 31, 2022. The reversal of provision for loan losses above of $2,089,000 in 2021 is combined with the provision for unfunded commitments of $950,000 and reported in the aggregate under the provision for credit losses in the statement of earnings for the year ended December 31, 2021.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

The Company’s loans that are individually evaluated for credit losses (both collateral and non-collateral dependent) and their related allowances as of December 31, 2022 and December 31, 2021, are summarized in the following table by loan segment (in thousands):

December 31, 2022	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non- Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$—	$5,057	$24,325	$29,382	$3,513	$4,885	$8,398
Municipal	—	—	58	58	—	—	—
Total Commercial	—	5,057	24,383	29,440	3,513	4,885	8,398
Agricultural	116	209	354	679	122	276	398
Real Estate:
Construction & Development	577	990	4,873	6,440	193	112	305
Farm	—	85	1,578	1,663	2	34	36
Non-Owner Occupied CRE	2,062	259	36,037	38,358	16	2,341	2,357
Owner Occupied CRE	4,363	2,728	29,115	36,206	91	1,509	1,600
Residential	5,132	2,268	28,583	35,983	229	1,215	1,444
Total Real Estate	12,134	6,330	100,186	118,650	531	5,211	5,742
Consumer:
Auto	—	429	931	1,360	1	1	2
Non-Auto	—	31	538	569	—	1	1
Total Consumer	—	460	1,469	1,929	1	2	3
Total	$12,250	$12,056	$126,392	$150,698	$4,167	$10,374	$14,541

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

December 31, 2021	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non- Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$749	$4,621	$19,021	$24,391	$2,533	$4,094	$6,627
Municipal	—	—	109	109	—	—	—
Total Commercial	749	4,621	19,130	24,500	2,533	4,094	6,627
Agricultural	3,026	1,894	478	5,398	1,086	359	1,445
Real Estate:
Construction & Development	102	606	4,765	5,473	90	135	225
Farm	997	176	1,969	3,142	—	2	2
Non-Owner Occupied CRE	2,543	128	31,797	34,468	15	4,044	4,059
Owner Occupied CRE	6,548	1,349	40,607	48,504	152	3,329	3,481
Residential	5,990	2,370	29,210	37,570	307	1,719	2,026
Total Real Estate	16,180	4,629	108,348	129,157	564	9,229	9,793
Consumer:
Auto	—	514	1,161	1,675	1	3	4
Non-Auto	—	39	416	455	—	1	1
Total Consumer	—	553	1,577	2,130	1	4	5
Total	$19,955	$11,697	$129,533	$161,185	$4,184	$13,686	$17,870

The Company’s allowance for loans that are individually evaluated for credit losses and collectively evaluated for credit losses as of December 31, 2022 and December 31, 2021, are summarized in the following table by loan segment (in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$8,398	$—	$398	$305	$36
Loans collectively evaluated for credit losses	7,731	1,026	643	26,138	1,921
Total	$16,129	$1,026	$1,041	$26,443	$1,957

December 31, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$2,357	$1,600	$1,444	$2	$1	$14,541
Loans collectively evaluated for credit losses	6,718	8,328	7,631	843	314	61,293
Total	$9,075	$9,928	$9,075	$845	$315	$75,834

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

December 31, 2021	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$6,627	$—	$1,445	$225	$2
Loans collectively evaluated for credit losses	5,653	348	152	17,402	661
Total	$12,280	$348	$1,597	$17,627	$663

December 31, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$4,059	$3,481	$2,026	$4	$1	$17,870
Loans collectively evaluated for credit losses	6,663	7,347	6,107	892	370	45,595
Total	$10,722	$10,828	$8,133	$896	$371	$63,465

The Company’s recorded investment in loans as of December 31, 2022 and December 31, 2021, related to the balance in the allowance for credit losses follows below (in thousands).

December 31, 2022	C&I	Municipal	Agriculture	Construction & Development	Farm
Loans individually evaluated for credit losses	$29,382	$58	$679	$6,440	$1,663
Loans collectively evaluated for credit losses	887,935	221,032	76,268	952,986	304,659
Total	$917,317	$221,090	$76,947	$959,426	$306,322

December 31, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$38,358	$36,206	$35,983	$1,360	$569	$150,698
Loans collectively evaluated for credit losses	693,731	918,194	1,539,775	549,275	147,315	6,291,170
Total	$732,089	$954,400	$1,575,758	$550,635	$147,884	$6,441,868

December 31, 2021	C&I	Municipal	Agriculture	Construction & Development	Farm
Loans individually evaluated for credit losses	$24,391	$109	$5,398	$5,473	$3,142
Loans collectively evaluated for credit losses	812,684	177,796	92,691	744,320	214,078
Total	$837,075	$177,905	$98,089	$749,793	$217,220

December 31, 2021 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$34,468	$48,504	$37,570	$1,675	$455	$161,185
Loans collectively evaluated for credit losses	588,966	773,149	1,296,849	403,741	123,513	5,227,787
Total	$623,434	$821,653	$1,334,419	$405,416	$123,968	$5,388,972

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

Years Ended December 31, 2022, 2021 and 2020

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
The following tables summarize the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at December 31, 2022 (in millions):

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amort Cost Basis	Total
C&I
Risk rating:
Pass	$627	$157	$52	$22	$16	$13	$—	$887
Special mention	4	1	2	1	—	—	—	8
Substandard	13	5	2	1	1	—	—	22
Doubtful	—	—	—	—	—	—	—	—
Total	$644	$163	$56	$24	$17	$13	$—	$917

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amort Cost Basis	Total
Municipal
Risk rating:
Pass	$79	$19	$15	$4	$20	$84	$—	$221
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$79	$19	$15	$4	$20	$84	$—	$221

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amort Cost Basis	Total
Agricultural
Risk rating:
Pass	$60	$9	$3	$2	$1	$1	$—	$76
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$60	$10	$3	$2	$1	$1	$—	$77

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amort Cost Basis	Total
Construction & Development
Risk rating:
Pass	$638	$218	$70	$13	$8	$7	$—	$954
Special mention	1	—	—	—	—	—	—	1
Substandard	4	1	—	—	—	—	—	5
Doubtful	—	—	—	—	—	—	—	—
Total	$643	$219	$70	$13	$8	$7	$—	$960

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amort Cost Basis	Total
Farm
Risk rating:
Pass	$147	$85	$32	$11	$8	$21	$—	$304
Special mention	—	—	—	—	—	—	—	—
Substandard	1	—	—	—	—	1	—	2
Doubtful	—	—	—	—	—	—	—	—
Total	$148	$85	$32	$11	$8	$22	$—	$306

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amort Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$258	$191	$100	$49	$21	$75	$—	$694
Special mention	—	1	1	11	—	7	—	20
Substandard	8	1	1	2	1	5	—	18
Doubtful	—	—	—	—	—	—	—	—
Total	$266	$193	$102	$62	$22	$87	$—	$732

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amort Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$316	$224	$128	$74	$63	$113	$—	$918
Special mention	1	—	1	8	—	1	—	11
Substandard	1	2	1	2	9	10	—	25
Doubtful	—	—	—	—	—	—	—	—
Total	$318	$226	$130	$84	$72	$124	$—	$954

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amort Cost Basis	Total
Residential
Risk rating:
Pass	$513	$355	$173	$82	$64	$214	$139	$1,540
Special mention	1	3	2	—	—	3	1	10
Substandard	6	3	2	2	1	9	3	26
Doubtful	—	—	—	—	—	—	—	—
Total	$520	$361	$177	$84	$65	$226	$143	$1,576

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amort Cost Basis	Total
Auto
Risk rating:
Pass	$331	$131	$55	$25	$6	$2	$—	$550
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$331	$131	$56	$25	$6	$2	$—	$551

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amort Cost Basis	Total
Non-Auto
Risk rating:
Pass	$85	$41	$9	$3	$1	$1	$7	$147
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$85	$42	$9	$3	$1	$1	$7	$148

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amort Cost Basis	Total
Total Loans
Risk rating:
Pass	$3,054	$1,430	$637	$285	$208	$531	$146	$6,291
Special mention	7	5	6	20	—	11	1	50
Substandard	33	14	7	7	12	25	3	101
Doubtful	—	—	—	—	—	—	—	—
Total	$3,094	$1,449	$650	$312	$220	$567	$150	$6,442

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

The following tables summarize the Company’s internal ratings of its loans held-for-investment, including the year of origination by portfolio segments, at December 31, 2021 (in millions):

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

Years Ended December 31, 2022, 2021 and 2020

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

Years Ended December 31, 2022, 2021 and 2020

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

At December 31, 2022 and 2021, the Company’s past due loans are as follows (in thousands):

December 31, 2022	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,924	$297	$1,646	$5,867	$911,450	$917,317	$—
Municipal	76	783	—	859	220,231	221,090	—
Total Commercial	4,000	1,080	1,646	6,726	1,131,681	1,138,407	—
Agricultural	243	—	—	243	76,704	76,947	—
Real Estate:
Construction & Development	3,751	—	175	3,926	955,500	959,426	—
Farm	668	—	—	668	305,654	306,322	—
Non-Owner Occupied CRE	1,444	160	—	1,604	730,485	732,089	—
Owner Occupied CRE	1,151	—	—	1,151	953,249	954,400	—
Residential	8,720	707	266	9,693	1,566,065	1,575,758	—
Total Real Estate	15,734	867	441	17,042	4,510,953	4,527,995	—
Consumer:
Auto	779	30	—	809	549,826	550,635	—
Non-Auto	50	—	—	50	147,834	147,884	—
Total Consumer	829	30	—	859	697,660	698,519	—
Total	$20,806	$1,977	$2,087	$24,870	$6,416,998	$6,441,868	$—

December 31, 2021	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,638	$34	$222	$3,894	$833,181	$837,075	$5
Municipal	63	—	—	63	177,842	177,905	—
Total Commercial	3,701	34	222	3,957	1,011,023	1,014,980	5
Agricultural	181	—	—	181	97,908	98,089	—
Real Estate:
Construction & Development	2,953	39	—	2,992	746,801	749,793	—
Farm	600	215	—	815	216,405	217,220	—
Non-Owner Occupied CRE	235	—	—	235	623,199	623,434	—
Owner Occupied CRE	813	—	280	1,093	820,560	821,653	—
Residential	4,984	327	410	5,721	1,328,698	1,334,419	—
Total Real Estate	9,585	581	690	10,856	3,735,663	3,746,519	—
Consumer:
Auto	393	26	—	419	404,997	405,416	—
Non-Auto	145	24	3	172	123,796	123,968	3
Total Consumer	538	50	3	591	528,793	529,384	3
Total	$14,005	$665	$915	$15,585	$5,373,387	$5,388,972	$8

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

The Company’s loans that were modified in the years ended December 31, 2022 and 2021, and considered troubled debt restructurings are as follows (in thousands):

	Year Ended December 31, 2022			Year Ended December 31, 2021
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial:
C&I	1	$206	$206	4	$361	$361
Municipal	—	—	—	—	—	—
Total Commercial	1	206	206	4	361	361
Agricultural	—	—	—	4	3,988	3,988
Real Estate:
Construction & Development	—	—	—	1	200	200
Farm	—	—	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—	—	—
Owner Occupied CRE	1	1,788	1,788	3	1,047	1,047
Residential	1	129	129	5	519	519
Total Real Estate	2	1,917	1,917	9	1,766	1,766
Consumer:
Auto	—	—	—	2	51	51
Non-Auto	—	—	—	1	9	9
Total Consumer	—	—	—	3	60	60
Total	3	$2,123	$2,123	20	$6,175	$6,175

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Adjusted		Combined	Adjusted		Combined
	Interest	Extended	Rate and	Interest	Extended	Rate and
	Rate	Maturity	Maturity	Rate	Maturity	Maturity
Commercial:
C&I	$—	$—	$206	$—	$212	$149
Municipal	—	—	—	—	—	—
Total Commercial	—	—	206	—	212	149
Agricultural	—	—	—	—	68	3,920
Real Estate:
Construction & Development	—	—	—	—	200	—
Farm	—	—	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—	—	—
Owner Occupied CRE	—	—	1,788	—	—	1,047
Residential	—	—	129	—	262	257
Total Real Estate	—	—	1,917	—	462	1,304
Consumer:
Auto	—	—	—	—	—	51
Non-Auto	—	—	—	—	—	9
Total Consumer	—	—	—	—	—	60
Total	$—	$—	$2,123	$—	$742	$5,433

During the year ended December 31, 2022, no loans were modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. During the year ended December 31, 2021, one residential real estate loan totaling $459,000 was modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. A default

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past or more due or results in the foreclosure and repossession of the applicable collateral. As of December 31, 2022, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

An analysis of the changes in loans to officers, directors, principal shareholders, or associates of such persons for the year ended December 31, 2022 (determined as of each respective year-end) follows (in thousands):

	Beginning Balance	Additional Loans	Payments	Ending Balance
Year Ended December 31, 2022	$137,527	$233,232	$262,992	$107,767

In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.
4. LOANS HELD-FOR-SALE:

Loans held-for-sale totaled $11,965,000 and $37,810,000 at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, $1,468,000 and $3,688,000, respectively, are valued at the lower of cost or fair value, and the remaining amount are valued under the fair value option. The change to the fair value option for loans held-for-sale was effective at June 30, 2018 and was done in conjunction with the Company’s move to mandatory delivery in the secondary market and the purchase of forward mortgage-backed securities to manage the changes in fair value (see Note 5 for additional information).

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

Years Ended December 31, 2022, 2021 and 2020

These financial instruments are not designated as hedging instruments for accounting purposes. All derivatives are carried at fair value in either other assets or other liabilities, which changes in fair value recorded through earnings in the statement of earnings.

The following table provides the outstanding notional balances and fair values of outstanding derivative positions (in thousands):

December 31, 2022:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$41,664	$400	$—
Forward mortgage-backed securities trades	45,000	85	—

December 31, 2021:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$85,973	$1,279	$—
Forward mortgage-backed securities trades	116,000	—	147

6. BANK PREMISES AND EQUIPMENT:

The following is a summary of bank premises and equipment (in thousands):

	Useful Life	December 31,
		2022	2021
Land	—	$38,703	$38,380
Buildings	20 to 40 years	164,371	156,350
Furniture and equipment	3 to 10 years	62,715	60,083
Leasehold improvements	Lesser of lease term or 5 to 15 years	2,949	2,949
		268,738	257,762
Less: accumulated depreciation and amortization		(115,765)	(107,998)
Total bank premises and equipment		$152,973	$149,764

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 amounted to $10,818,000, $10,504,000 and $9,865,000, respectively, and is included in the captions net occupancy expense and equipment expense in the accompanying consolidated statements of earnings.

The Company is lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $2,665,000, $2,622,000 and $2,789,000, for the years ended December 31, 2022, 2021 and 2020, respectively.

7. DEPOSITS AND BORROWINGS:

Time deposits of $250,000 or more totaled approximately $194,536,000 and $151,344,000 at December 31, 2022 and 2021, respectively.

At December 31, 2022, the scheduled maturities of time deposits (in thousands) were, as follows:

Year ending December 31,
2023	460,755
2024	30,742
2025	15,169
2026	9,226
2027	8,774
Thereafter	—
$524,666

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

Deposits received from related parties at December 31, 2022 and 2021 totaled $198,096,000 and $229,791,000, respectively.

Borrowings at December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,
	2022	2021
Securities sold under agreements with customers to repurchase	$618,829	$625,499
Federal funds purchased	2,625	24,600
Other borrowings	21,053	21,053
Total	$642,507	$671,152

Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which the Company pledges certain securities that have a fair value equal to at least the amount of the borrowings. The agreements mature daily and therefore the risk arising from a decline in the fair value of the collateral pledged is minimal. The securities pledged are mortgage-backed securities. These agreements do not include “right of set-off” provisions and therefore the Company does not offset such agreements for financial reporting purposes. The weighted average interest rate on federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was 3.89% and 0.06% at December 31, 2022 and 2021, respectively.

During 2021, the Company began investing in qualifying Community Development Entities ("CDE") under the federal New Market Tax Credits ("NMTC") program. See Note 9 for further discussion of our activity and related balances on the consolidated balance sheets, including the $21,053,000 in other borrowings shown above.

8. LINE OF CREDIT:

The Company renewed its loan agreement, effective June 30, 2021, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25,000,000 on a revolving line of credit. Prior to June 30, 2023, interest will be paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2023. If a balance exists at June 30, 2023, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at The Wall Street Journal Prime Rate. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 36% (low) in 2021 and 2020 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at December 31, 2022. There was no outstanding balance under the line of credit as of December 31, 2022 or 2021.

9. INCOME TAXES:

The Company files a consolidated federal income tax return. Income tax expense is comprised of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current federal income tax	$50,429	$40,527	$45,133
Current state income tax	175	350	447
Deferred federal income tax expense (benefit)	(4,205)	3,531	(5,249)
Income tax expense	$46,399	$44,408	$40,331

Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

	As a Percent of Pretax Earnings
	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
Reductions in tax rate resulting from interest income exempt from federal income tax	(4.4)	(4.7)	(4.6)
Other	(0.1)	0.0	0.2
Effective income tax rate	16.5%	16.3%	16.6%

The approximate effects of each type of difference that gave rise to the Company’s deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Deferred tax assets:
Tax basis of loans in excess of financial statement basis	$19,474	$15,607
Recognized for financial reporting purposes but not yet for tax purposes - deferred compensation	3,303	2,933
Net unrealized loss on investment securities available-for- sale	142,276	—
Other deferred tax assets	1,038	831
Total deferred tax assets	$166,091	$19,371
Deferred tax liabilities:
Financial statement basis of fixed assets in excess of tax basis	$6,019	$6,178
Intangible asset amortization deductible for tax purposes, but not for financial reporting purposes	13,866	13,594
Recognized for financial reporting purposes but not yet for tax purposes - accretion on investment securities	644	499
Net unrealized gain on investment securities available-for- sale	—	26,384
Other deferred tax liabilities	51	69
Total deferred tax liabilities	$20,580	$46,724
Net deferred tax asset (liability)	$145,511	$(27,353)

At December 31, 2022 and 2021, management believes that it is more likely than not that all of the deferred tax assets shown above will be realized and therefore no valuation allowance was recorded.

Low Income Housing Tax Credit Investments - During 2021, the Company began investing in an affordable housing fund that will invest in real estate projects that qualify for the federal low income housing tax credit (“LIHTC”) program designed to promote private development of low income housing. The investments made by the fund will generate a return to the Company primarily through the realization of LIHTCs, and also through federal tax deductions generated from the ongoing operating losses from the investees of the fund. The Company’s investment in the fund will be amortized through income tax expense using the proportional amortization method as related tax credits are utilized by the Company. The initial capital contribution commitment to the fund was for up to $5,500,000. Contributions were $131,000 and $55,000 at December 31, 2022 and 2021, respectively, which is included in other assets.

New Market Tax Credits - During 2021, the Company began investing in qualifying CDEs under the federal NMTC program. NMTC investments are made through the third-party CDEs which are qualified through the U.S. Department of the Treasury and receive periodic allocation of amounts under the NMTC program. NMTCs are generated from qualified investments by the CDEs utilizing equity investments made by a taxpayer, like the Company. Through these equity investments, the Company will receive the tax benefits from the NMTCs equal to 39% of the qualified investment from the CDE to qualifying eligible projects over a seven year period. The Company’s equity investments in the CDEs is amortized using the effective yield method a related tax credits are allocated to the Company. At December 31, 2022 and 2021, the consolidated balance sheet of the Company included the $18,000,000

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

loan to the investee in loans and the $21,053,000 leveraged loan from the investee in other borrowings (see Note 7). At December 31, 2022 and 2021, the consolidated balance sheet of the Company included CDE investments in other assets of $26,825,000 and $29,000,000, respectively.

Current authoritative accounting guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Current authoritative accounting guidance also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company concluded the tax benefits of positions taken and expected to be taken on its tax returns should be recognized in the financial statements under this guidance. The Company files income tax returns in the U.S. federal jurisdiction and state margin tax returns in the state of Texas. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2018 or Texas state tax examinations by tax authorities for years before 2019. As of December 31, 2022 and 2021, the Company believes that there are no uncertain tax positions.

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

Years Ended December 31, 2022, 2021 and 2020

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

There were no transfers between Level 2 and Level 3 during the years ended December 31, 2022, 2021 and 2020.

The following table summarizes the Company’s available-for-sale securities, loans held-for-sale, and derivatives which are measured at fair value on a recurring basis as of December 31, 2022 and 2021 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$482,549	$—	$—	$482,549
Obligations of state and political subdivisions	—	1,898,611	—	1,898,611
Corporate bonds	—	97,850	—	97,850
Residential mortgage-backed securities	—	2,616,566	—	2,616,566
Commercial mortgage-backed securities	—	374,869	—	374,869
Other securities	3,914	—	—	3,914
Total	$486,463	$4,987,896	$—	$5,474,359
Loans held-for-sale	$—	$10,497	$—	$10,497
IRLCs	$—	$400	$—	$400
Forward mortgage-backed securities traded	$—	$85	$—	$85

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$126,841	$—	$—	$126,841
Obligations of state and political subdivisions	—	2,753,471	—	2,753,471
Corporate bonds	—	63,868	—	63,868
Residential mortgage-backed securities	—	3,259,449	—	3,259,449
Commercial mortgage-backed securities	—	365,120	—	365,120
Other securities	4,430	—	—	4,430
Total	$131,271	$6,441,908	$—	$6,573,179
Loans held-for-sale	$—	$34,122	$—	$34,122
IRLCs	$—	$1,279	$—	$1,279
Forward mortgage-backed securities traded	$—	$(147)	$—	$(147)

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

The following table summarizes the Company’s loans held-for-sale at fair value and the net unrealized gains as of the balance sheet dates shown below (in thousands):

	December 31,
	2022	2021
Unpaid principal balance on loans held-for-sale	$10,226	$33,200
Net unrealized gains on loans held-for-sale	271	922
Loans held-for-sale at fair value	$10,497	$34,122

The following table summarizes the Company’s gains on sale and fees of mortgage loans for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Years ended December 31,
	2022	2021	2020
Realized gain on sale and fees on mortgage loans*	$20,357	$37,091	$39,378
Change in fair value on loans held-for-sale and IRLCs	(1,554)	(5,259)	5,900
Change in forward mortgage-backed securities trades	232	1,413	(1,406)
Total gain on sale of mortgage loans	$19,035	$33,245	$43,872

* This includes gain on loans held-for-sale carried under the fair value method and lower of cost or market.

No residential mortgage loans held-for-sale were 90 days or more past due or considered nonaccrual as of December 31, 2022 or 2021. No significant credit losses were recognized on mortgage loans held-for-sale for the years ended December 31, 2022, 2021 and 2020.

Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a nonrecurring basis during the years ended December 31, 2022 and 2021 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no other real estate owned properties that were re-measured subsequent to their initial transfer to other real estate owned during the years ended December 31, 2022 and 2021.

At December 31, 2022 and 2021, the Company had no other real estate owned.

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

Years Ended December 31, 2022, 2021 and 2020

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at December 31, 2022 and 2021, were as follows (in thousands):

	2022		2021
	Carrying	Estimated	Carrying	Estimated	Fair Value
	Value	Fair Value	Value	Fair Value	Hierarchy
Cash and due from banks	$293,286	$293,286	$205,053	$205,053	Level 1
Interest-bearing demand deposits in banks	37,392	37,392	323,535	323,535	Level 1
Available-for-sale securities	5,474,359	5,474,359	6,573,179	6,573,179	Levels 1 and 2
Loans held-for-investment, net of allowance for credit losses	6,366,034	6,372,859	5,325,507	5,335,791	Level 3
Loans held-for-sale	11,965	11,965	37,810	37,844	Level 2
Accrued interest receivable	58,162	58,162	57,169	57,169	Level 2
Deposits with stated maturities	524,666	518,811	461,415	462,312	Level 2
Deposits with no stated maturities	10,480,841	10,480,841	10,105,073	10,105,073	Level 1
Borrowings	642,507	642,507	671,152	671,152	Level 2
Accrued interest payable	1,121	1,121	221	221	Level 2
IRLCs	400	400	1,279	1,279	Level 2
Forward mortgage-backed securities trades	85	85	(147)	(147)	Level 2

11. COMMITMENTS AND CONTINGENCIES:

The Company is engaged in legal actions arising from the normal course of business. In management’s opinion, the Company has adequate legal defenses with respect to these actions, and as of December 31, 2022 the resolution of these matters is not expected to have material adverse effects upon the results of operations or financial condition of the Company.

The Company leases a portion of its bank premises and equipment under operating leases. At December 31, 2022, future minimum lease commitments were: 2023 - $1,066,000, 2024 - $664,000, 2025 - $431,000, 2026 - $89,000 and 2027 - $60,000 and thereafter - $20,000.

12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At December 31, 2022, the Company’s reserve for unfunded commitments totaled $12,323,000 which is recorded in other liabilities.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

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

December 31, 2022 (in thousands)
Financial instruments whose contract amounts represent credit risk:
Unfunded lines of credit	$1,103,286
Unfunded commitments to extend credit	916,287
Standby letters of credit	43,698
Total commitments	$2,063,271

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

Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third-party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The average collateral value held on letters of credit usually exceeds the contract amount.

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

The Company matches a maximum of 4% on employee deferrals of 5% of their employee compensation. Total expense for this match in 2022, 2021 and 2020 was $3,675,000, $3,590,000 and $3,374,000, respectively, and is included in salaries and employee benefits in the statements of earnings.

Costs related to the Company’s profit sharing plan totaled approximately $4,233,000, $10,134,000 and $10,740,000 in 2022, 2021 and 2020, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of earnings. As of December 31, 2022 and 2021, the profit sharing plan’s ESOP assets included First Financial Bankshares, Inc. common stock of 2,148,460 and 2,183,760 shares valued at approximately $73,907,000 and $111,022,000, respectively.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

The Company has a non-qualified “excess benefit” plan where executives, whose Company contributions to the profit sharing plan and employer match under the 401(k) feature are curtailed due to Internal Revenue Service limitations, received contributions from the Company equal to the amount under qualified plans as if there had been no Internal Revenue Service limitations. This plan used the same contribution formula and vesting requirements as the 401(k) and profit sharing plan. This "Make Whole Plan" was frozen to new participants and contributions effective December 31, 2018. As of December 31, 2022 and 2021, the Make Whole Plan held 114,177 and 116,085 shares, respectively, in trust for the Company’s executives. There were no contributions to this plan during the years ended December 31, 2022, 2021 and 2020.

The Company adopted a Supplemental Executive Retirement Plan (“SERP”), effective January 1, 2019, which was amended effective January 1, 2022. The SERP benefits certain key senior executives of the Company who are selected by the Board to participate. The SERP is intended to provide a benefit from the Company upon retirement, death, disability or voluntary or involuntary termination of services (other than “for cause”). Under the SERP, the Company may, but is not required to, make discretionary contributions to the executive’s accounts from time to time. The contributions may be fully vested or subject to vesting conditions imposed by the Board of Directors with respect to the contributions; provided, however, that all unvested amounts credited to an executive’s account will become fully vested upon the executive’s death or disability or upon the occurrence of a change of control (as defined in the SERP). Company contributions to the SERP on behalf of an executive are credited with earnings and losses based on the executive’s investment elections. The investment options under the SERP are currently the same as those offered under the Company’s profit sharing plan, except that Company stock is not an available investment option under the SERP. An executive’s vested account is payable to the participant following his or her termination in a single lump sum or installments, as elected by the participant. The SERP as amended allows selected participants to defer base and incentive compensation as well as the receipt of shares from vested restricted and performance stock units into the plan. At December 31, 2022 and 2021, other assets on the consolidated balance sheet include $2,172,000 and $1,211,000 of SERP balances, respectively. The Company made contributions totaling $445,000, $1,163,000 and $719,000 to the SERP for the years ended December 31, 2022, 2021 and 2020, subsequent to the respective year ends, for certain executive officers.

The Company has a directors’ deferred compensation plan whereby the directors may elect to defer up to 100% of their directors’ fees. All deferred compensation is invested in the Company’s common stock held in a rabbi trust wherein the funds are used to purchase Company common shares on the open market. The stock is held in nominee name of the trustee, and the principal and earnings of the trust are held separate and apart from other funds of the Company and are used exclusively for the uses and purposes of the deferred compensation agreement. The accounts of the trust have been consolidated in the financial statements of the Company. As of December 31, 2022 and 2021, the rabbi trust held 929,210 and 936,897 shares, respectively, in trust for the Company’s directors and are reflected as treasury shares on the consolidated financial statements.

The Company has acquired life insurance policies on certain current and former executives and directors of acquired entities. At December 31, 2022 and 2021, other assets on the consolidated balance sheet include $33,241,000 and $32,404,000 and reported cash value income (net of related insurance premium expenses) of $836,000, $814,000 and $822,000 in 2022, 2021 and 2020, respectively.

15. DIVIDENDS FROM SUBSIDIARIES:

At December 31, 2022, $437,156,000 was available for the declaration of dividends by the Company’s subsidiaries without the prior approval of regulatory agencies.

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

Beginning in January 2015, under the Basel III regulatory capital framework, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increased 0.625% each year thereafter, until it reached 2.50% on January 1, 2019. As of January 1, 2019, the capital conservation buffer Basel III was fully phased in. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

payments. Failure to meet the amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.

As of December 31, 2022 and 2021, we had a total risk-based capital ratio of 19.29% and 20.34%, a Tier 1 capital to risk-weighted assets ratio of 18.22% and 19.35%; a common equity Tier 1 capital to risk-weighted assets ratio of 18.22% and 19.35%, and a Tier 1 leverage ratio of 10.96% and 11.13%, respectively. The regulatory capital ratios as of December 31, 2022 and 2021 were calculated under Basel III rules.

As of December 31, 2022 and 2021, the regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III Fully Phased-In*		Required to be Considered Well- Capitalized
As of December 31, 2022:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,586,888	19.29%	$863,622	10.50%	$822,497	10.00%
First Financial Bank, N.A	$1,442,902	17.58%	$861,860	10.50%	$820,819	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,498,731	18.22%	$699,122	8.50%	$493,498	6.00%
First Financial Bank, N.A	$1,354,745	16.50%	$697,696	8.50%	$656,655	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,498,731	18.22%	$575,748	7.00%	—	N/A
First Financial Bank, N.A	$1,354,745	16.50%	$574,573	7.00%	$533,532	6.50%
Leverage Ratio:
Consolidated	$1,498,731	10.96%	$546,983	4.00%	—	N/A
First Financial Bank, N.A	$1,354,745	9.95%	$544,886	4.00%	$681,107	5.00%

	Actual		Minimum Capital Required-Basel III Fully Phased-In*		Required to be Considered Well- Capitalized
As of December 31, 2021:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,425,907	20.34%	$736,003	10.50%	$700,955	10.00%
First Financial Bank, N.A	$1,258,965	17.99%	$734,604	10.50%	$699,623	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,356,006	19.35%	$595,812	8.50%	$420,573	6.00%
First Financial Bank, N.A	$1,189,064	17.00%	$594,679	8.50%	$559,698	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,356,006	19.35%	$490,669	7.00%	—	N/A
First Financial Bank, N.A	$1,189,064	17.00%	$489,736	7.00%	$454,755	6.50%
Leverage Ratio:
Consolidated	$1,356,006	11.13%	$487,459	4.00%	—	N/A
First Financial Bank, N.A	$1,189,064	9.79%	$485,926	4.00%	$607,407	5.00%

In connection with the adoption of the Basel III regulatory capital framework, our subsidiary bank made the election to continue to exclude accumulated other comprehensive income from available-for-sale securities (“AOCI”) from capital in connection with its quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

In connection with the First Financial Trust & Asset Management Company, N.A.’s (the “Trust Company”) application to obtain our trust charter, the Trust Company is required to maintain tangible net assets of $2,000,000 at all times. As of December 31, 2022, our Trust Company had tangible net assets totaling $47,766,000.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

Our subsidiary bank may be required at times to maintain reserve balances with the Federal Reserve Bank. At December 31, 2022 and 2021, there was no subsidiary bank’s reserve balance required, respectively.

17. STOCK BASED COMPENSATION:

On April 27, 2021, the Company's shareholders approved the 2021 Omnibus Stock and Incentive Plan ("2021 Plan") and reserved 2,500,000 shares of the Company's common stock for issuance under this plan. At December 31, 2022, the Company had 1,877,004 shares of stock available for issuance under the 2021 Plan. The 2021 Plan supersedes all prior stock option and restricted stock plans with shares previously reserved for issuance under such plans cancelled.

Restricted Stock Units

Under the 2021 Plan, the Company grants restricted stock units under compensation agreements for the benefit of employees, executive officers and directors. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements. The following table summarizes information about the changes in restricted stock units for the years ended December 31, 2022 and 2021, respectively. There was no restricted stock unit activity for the year ended December 31, 2020.

	For the year ended		For the year ended
	December 31, 2022		December 31, 2021
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	22,597	$48.91	—	$—
Grants	24,833	47.19	22,597	48.91
Vesting	(7,425)	48.91	—	—
Forfeited/expired	(348)	48.91	—	—
Balance at end of period	39,657	$47.83	22,597	$48.91

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

The following table summarizes information about the changes in PSUs as of and for the years ended December 31, 2022 and 2021, respectively. There was no PSU activity during the years ended December 31, 2020.

	For the year ended		For the year ended
	December 31, 2022		December 31, 2021
	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	22,597	$48.91	—	$—
Grants	24,833	47.19	22,597	48.91
Vesting	—	—	—	—
Forfeited/expired	(348)	48.91	—	—
Balance at end of period	47,082	$48.00	22,597	$48.91

Restricted Stock Awards

On April 28, 2015, shareholders of the Company approved the 2015 Restricted Stock Plan (the "2015 Plan") for selected employees, officers, non-employee directors and consultants. On April 27, 2021, the 2015 Plan was superseded by the new 2021 Plan and all shares previously reserved for issuance under the 2015 Plan were cancelled.

The following table summarizes information about vested and unvested restricted stock.

	For the year ended		For the year ended		For the year ended
	December 31, 2022		December 31, 2021		December 31, 2020
	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	46,598	$35.75	95,888	$29.89	105,309	$29.93
Grants	15,425	40.89	12,110	49.58	56,480	29.22
Vesting	(37,010)	37.61	(60,011)	29.25	(65,662)	29.39
Forfeited/expired	(200)	29.70	(1,389)	32.76	(239)	29.70
Balance at end of period	24,813	$36.21	46,598	$35.75	95,888	$29.89

The total fair value of restricted stock vested was $1,861,000, $2,947,000 and $1,924,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company recorded restricted stock unit, performance-based restricted stock unit and restricted stock award expense for employees of $1,887,000, $1,329,000 and $1,301,000, respectively, for the years ended December 31, 2022, 2021 and 2020. The Company recorded director expense related to these restricted stock grants of $631,000, $600,000 and $635,000 for the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022 and 2021, there were $3,422,000 and $3,004,000, respectively, of total unrecognized compensation cost related to consolidated unvested restricted stock units, performance-based restricted stock units and restricted stock awards, which is expected to be recognized over a weighted-average period of 1.13 years and 1.42 years, respectively. At December 31, 2022 and 2021, there was $74,000 and $52,000, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

Stock Option Plan

Prior to approval of the 2021 Plan, the 2012 Incentive Stock Option Plan (the "2012 Plan") provided for the granting of options to employees of the Company at prices not less than market value at the date of the grant. The 2012 Plan provided that options granted vest and are exercisable after two years from the date of grant and vest at a rate of 20% each year thereafter and have a 10-year term. The most recent grants from the 2021 Plan provided that 20% of the options granted vest and are exercisable after one year from the date of grant and the remaining options vest and are exercisable at a rate of 20% each year thereafter and have a 10-year term. Shares are issued under the 2012 Plan and the 2021 Plan from available authorized shares. An analysis of stock option activity for the year ended December 31, 2022 is presented in the table and narrative below:

	Shares	Weighted- Average Ex. Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding, beginning of year	1,669,976	$25.11
Granted	240,583	47.19
Exercised	(355,692)	18.42
Cancelled	(64,454)	31.56
Outstanding, end of year	1,490,413	29.99	5.86	$12,519
Exercisable at end of year	770,401	$22.12	4.16	$10,057

The options outstanding at December 31, 2022 had exercise prices ranging between $15.43 and $48.91. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The following table summarizes information concerning outstanding and vested stock options as of December 31, 2022:

Exercise Price	Number Outstanding	Remaining Contracted Life (Years)	Number Vested
$15.43	68,785	0.8	68,785
$16.95	226,781	2.8	226,781
$21.18	440,060	4.4	324,440
$29.70	306,125	6.5	107,495
$34.55	10,950	7.1	1,950
$48.91	199,979	8.6	40,950
$47.19	237,733	9.6	—

The fair value of the options granted during 2022 were estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 2.92%; expected dividend yield of 1.44%; expected life of 6.02 years; and expected volatility of 28.72%. The fair value of the options granted during 2021 were estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 0.76%; expected dividend yield of 1.23%; expected life of 6.42 years; and expected volatility of 30.11%. The fair value of options granted during 2020 were estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 1.83%; expected dividend yield of 1.62%; expected life of 6.64 years; and expected volatility of 26.69%.

The weighted-average grant-date fair value of options granted during 2022, 2021 and 2020 was $13.30, $12.99 and $7.31, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020, was $9,131,000, $9,486,000 and $4,052,000, respectively. The Company recorded stock option expense totaling $1,440,000, $1,316,000 and $1,377,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, there was $5,407,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

1.96 years. The total fair value of shares vested during the years ended December 31, 2022, 2021 and 2020 was $1,750,000, $1,648,000 and $1,293,000.

18. CONDENSED FINANCIAL INFORMATION—PARENT COMPANY:

Condensed Balance Sheets -

December 31, 2022 and 2021

ASSETS	2022	2021
Cash in subsidiary bank (1)	$50,204	$83,547
Cash in unaffiliated banks (1)	2	2
Interest-bearing deposits in subsidiary bank (1)	69,053	68,814
Total cash and cash equivalents	119,259	152,363
Securities available-for-sale, at fair value	2,235	2,489
Investment in and advances to subsidiaries, at equity (1)	1,171,095	1,629,387
Intangible assets	723	723
Other assets	5,355	3,610
Total assets	$1,298,667	$1,788,572
LIABILITIES AND SHAREHOLDERS’ EQUITY
Total liabilities	$32,930	$29,348
Shareholders’ equity:
Common stock	1,427	1,425
Capital surplus	677,593	676,871
Retained earnings	1,121,945	981,675
Treasury stock	(11,035)	(10,090)
Deferred compensation	11,035	10,090
Accumulated other comprehensive earnings	(535,228)	99,253
Total shareholders’ equity	1,265,737	1,759,224
Total liabilities and shareholders’ equity	$1,298,667	$1,788,572

(1)
Eliminates in consolidation.

Condensed Statements of Earnings -

For the Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Income:
Cash dividends from subsidiaries (1)	$67,500	$96,500	$87,500
Excess of earnings over dividends of subsidiaries (1)	174,741	140,441	122,997
Other	62	279	8,368
Total income	242,303	237,220	218,865
Expenses:
Salaries and employee benefits	6,541	7,374	13,795
Other operating expenses	4,106	5,262	5,599
Total expense	10,647	12,636	19,394
Earnings before income taxes	231,656	224,584	199,471
Income tax benefit	2,819	2,978	2,563
Net earnings	$234,475	$227,562	$202,034

(1)
Eliminates in consolidation.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

Condensed Statements of Cash Flows -

For the Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Cash flows from operating activities:
Net earnings	$234,475	$227,562	$202,034
Adjustments to reconcile net earnings to net cash provided by operating activities:
Excess of earnings over dividends of subsidiaries	(174,741)	(140,441)	(122,997)
Depreciation and amortization, net	188	189	198
Gain on sale of assets, net	—	—	(38)
Decrease (increase) in other assets	645	(693)	164
Increase (decrease) in other liabilities	933	2,997	2,083
Other	—	(4)	35
Net cash provided by operating activities	61,500	89,610	81,479
Cash flows from investing activities:
Maturity of available-for-sale securities	—	—	3,720
Purchases of bank premises and equipment and software	(385)	(106)	—
Net cash provided by (used in) investing activities	(385)	(106)	3,720
Cash flows from financing activities:
Proceeds from stock option exercises	6,545	5,905	4,717
Cash dividends paid	(91,315)	(79,712)	(70,318)
Repurchase of stock	(9,449)	—	(8,008)
Net cash used in financing activities	(94,219)	(73,807)	(73,609)
Net increase in cash and cash equivalents	(33,104)	15,697	11,590
Cash and cash equivalents, beginning of year	152,363	136,666	125,076
Cash and cash equivalents, end of year	$119,259	$152,363	$136,666

19. ACQUISITIONS

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

Years Ended December 31, 2022, 2021 and 2020

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