Form 10-Q
period 2023-03-31
FIRST FINANCIAL BANKSHARES INC
filed 2023-05-03
CIK 36029

2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 3, 2023
Common Stock, $0.01 par value per share	142,731,196

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. and Subsidiaries (the “Company” or “we”) at March 31, 2023 and 2022 (unaudited), and December 31, 2022, and the consolidated statements of earnings, comprehensive earnings (loss) and shareholders’ equity for the three-months ended March 31, 2023 and 2022 (unaudited), and the consolidated statements of cash flows for the three-months ended March 31, 2023 and 2022 (unaudited) and notes to consolidated financial statements (unaudited), follow on pages 4 through 38.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,		December 31,
	2023	2022	2022
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$224,875	$203,187	$293,286
INTEREST-BEARING DEMAND DEPOSITS IN BANKS	221,336	394,566	37,392
Total cash and cash equivalents	446,211	597,753	330,678
SECURITIES AVAILABLE-FOR-SALE, at fair value (amortized cost of these securities was $5,879,040, $6,767,967 and $6,152,348 as of March 31, 2023 and 2022, and December 31, 2022, respectively)	5,298,557	6,502,495	5,474,359
LOANS:
Held-for-investment, excluding PPP loans	6,576,060	5,550,430	6,441,699
PPP loans	155	15,739	169
Total loans held-for-investment	6,576,215	5,566,169	6,441,868
Less—allowance for credit losses	(80,818)	(66,913)	(75,834)
Net loans held-for-investment	6,495,397	5,499,256	6,366,034
Held-for-sale ($11,766, $22,382 and $10,497 at fair value at March 31, 2023 and 2022, and December 31, 2022, respectively)	11,996	27,670	11,965
BANK PREMISES AND EQUIPMENT, net	153,718	150,168	152,973
INTANGIBLE ASSETS, net	315,306	316,459	315,534
OTHER ASSETS	286,801	220,399	322,523
Total assets	$13,007,986	$13,314,200	$12,974,066
LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$3,890,991	$3,978,724	$4,061,788
INTEREST-BEARING DEPOSITS	7,045,427	7,021,101	6,943,719
Total deposits	10,936,418	10,999,825	11,005,507
DIVIDENDS PAYABLE	24,274	21,411	24,278
BORROWINGS	632,927	758,595	642,507
OTHER LIABILITIES	41,514	45,620	36,037
Total liabilities	11,635,133	11,825,451	11,708,329
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
COMMON STOCK — ($0.01 par value, authorized 200,000,000 shares; 142,703,531, 142,704,495 and 142,657,871 shares issued at March 31, 2023 and 2022, and December 31, 2022, respectively)	1,427	1,427	1,427
CAPITAL SURPLUS	679,429	680,665	677,593
RETAINED EARNINGS	1,150,246	1,016,239	1,121,945
TREASURY STOCK (shares at cost: 927,789, 936,847 and 929,210 at March 31, 2023 and 2022, and December 31, 2022, respectively)	(11,271)	(10,404)	(11,035)
DEFERRED COMPENSATION	11,271	10,404	11,035
ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS), net	(458,249)	(209,582)	(535,228)
Total shareholders’ equity	1,372,853	1,488,749	1,265,737
Total liabilities and shareholders’ equity	$13,007,986	$13,314,200	$12,974,066

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS—(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three-Months Ended March 31,
	2023	2022
INTEREST INCOME:
Interest and fees on loans	$89,009	$64,499
Interest on investment securities:
Taxable	20,782	17,823
Exempt from federal income tax	10,067	14,593
Interest on federal funds sold and interest-bearing demand deposits in banks	1,650	94
Total interest income	121,508	97,009
INTEREST EXPENSE:
Interest on deposits	21,812	1,370
Interest on borrowings	3,410	200
Total interest expense	25,222	1,570
Net interest income	96,286	95,439
PROVISION FOR CREDIT LOSSES	2,781	4,782
Net interest income after provision for credit losses	93,505	90,657
NONINTEREST INCOME:
Trust fees	9,845	9,817
Service charges on deposit accounts	6,036	5,706
Debit card fees	4,936	8,926
Credit card fees	609	602
Gain on sale and fees on mortgage loans	2,974	6,333
Net gain on sale of available-for-sale securities	12	31
Net gain on sale of foreclosed assets	34	1,084
Net gain (loss) on sale of other assets	930	(10)
Interest on loan recoveries	346	283
Other	2,285	2,109
Total noninterest income	28,007	34,881
NONINTEREST EXPENSE:
Salaries, commissions and employee benefits	31,461	34,138
Net occupancy expense	3,430	3,225
Equipment expense	2,127	2,257
FDIC insurance premiums	1,654	869
Debit card expense	3,199	2,964
Professional and service fees	2,365	2,225
Printing, stationery and supplies	710	540
Operational and other losses	931	596
Software amortization and expense	2,311	2,457
Amortization of intangible assets	228	320
Other	8,840	9,634
Total noninterest expense	57,256	59,225
EARNINGS BEFORE INCOME TAXES	64,256	66,313
INCOME TAX EXPENSE	11,688	10,341
NET EARNINGS	$52,568	$55,972
NET EARNINGS PER SHARE, BASIC	$0.37	$0.39
NET EARNINGS PER SHARE, DILUTED	$0.37	$0.39
DIVIDENDS PER SHARE	$0.17	$0.15

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) —(UNAUDITED)

(Dollars in thousands)

	Three-Months Ended March 31,
	2023	2022
NET EARNINGS	$52,568	$55,972
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for- sale, before income taxes	97,454	(390,899)
Reclassification adjustment for realized gains on investment securities included in net earnings, before income taxes	(12)	(31)
Total other items of comprehensive earnings (loss)	97,442	(390,930)
Income tax benefit (expense) related to:
Change in unrealized gain (loss) on investment securities available-for- sale	(20,466)	82,088
Reclassification adjustment for realized gains on investment securities included in net earnings	3	7
Total income tax benefit (expense)	(20,463)	82,095
COMPREHENSIVE EARNINGS (LOSS)	$129,547	$(252,863)

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive Earnings	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Loss)	Equity
Balances at December 31, 2021	142,532,116	$1,425	$676,871	$981,675	(936,897)	$(10,090)	$10,090	$99,253	$1,759,224
Net earnings (unaudited)	—	—	—	55,972	—	—	—	—	55,972
Stock option exercises (unaudited)	172,751	2	2,919	—	—	—	—	—	2,921
Restricted stock grant/forfeiture, net (unaudited)	(372)	—	559	—	—	—	—	—	559
Cash dividends declared, $0.15 per share (unaudited)	—	—	—	(21,408)	—	—	—	—	(21,408)
Change in unrealized gain (loss) in investment securities available- for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(308,835)	(308,835)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	50	(314)	314	—	—
Stock option expense (unaudited)	—	—	316	—	—	—	—	—	316
Balances at March 31, 2022 (unaudited)	142,704,495	1,427	680,665	1,016,239	(936,847)	(10,404)	10,404	(209,582)	1,488,749
Balances at December 31, 2022	142,657,871	$1,427	$677,593	$1,121,945	(929,210)	$(11,035)	$11,035	$(535,228)	$1,265,737
Net earnings (unaudited)	—	—	—	52,568	—	—	—	—	52,568
Stock option exercises (unaudited)	47,620	—	913	—	—	—	—	—	913
Restricted stock grant/forfeiture, net (unaudited)	(1,960)	—	479	—	—	—	—	—	479
Cash dividends declared, $0.17 per share (unaudited)	—	—	—	(24,267)	—	—	—	—	(24,267)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	76,979	76,979
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	1,421	(236)	236	—	—
Stock option expense (unaudited)	—	—	444	—	—	—	—	—	444
Balances at March 31, 2023 (unaudited)	142,703,531	$1,427	$679,429	$1,150,246	(927,789)	$(11,271)	$11,271	$(458,249)	$1,372,853

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)

(Dollars in thousands)

	Three-Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$52,568	$55,972
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,074	3,231
Provision for credit losses	2,781	4,782
Securities premium amortization, net	13,770	19,836
Discount accretion on purchased loans	—	(373)
Gain on sale of securities and other assets, net	(976)	(1,074)
Change in loans held-for-sale	48	9,367
Change in other assets	16,774	9,434
Change in other liabilities	7,848	(14,490)
Total adjustments	43,319	30,713
Net cash provided by operating activities	95,887	86,685
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	145,948	—
Maturities	116,922	211,266
Purchases	(3,298)	(551,559)
Net increase in loans held-for-investment	(133,974)	(176,350)
Purchases of bank premises and equipment	(6,347)	(3,193)
Proceeds from sale of bank premises and equipment and other assets	2,423	—
Net cash provided by (used in) investing activities	121,674	(519,836)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	(170,797)	198,494
Net increase in interest-bearing deposits	101,708	234,843
Net change in borrowings	(9,581)	87,443
Common stock transactions:
Proceeds from stock option exercises	913	2,921
Dividends paid	(24,271)	(21,385)
Net cash provided by (used in) financing activities	(102,028)	502,316
NET INCREASE IN CASH AND CASH EQUIVALENTS	115,533	69,165
CASH AND CASH EQUIVALENTS, beginning of period	330,678	528,588
CASH AND CASH EQUIVALENTS, end of period	$446,211	$597,753
SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$22,726	$1,523
Transfer of loans to other real estate	175	—
Restricted stock grant (forfeiture)	479	559

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company,” “we” or “us”) is a financial holding company which owns all of the capital stock of one bank with 79 locations located in Texas as of March 31, 2023. The Company’s subsidiary bank is First Financial Bank, N.A. The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which First Financial Bank, N.A. is located. In addition, the Company also owns First Financial Trust & Asset Management Company, N.A., First Financial Insurance Agency, Inc., First Technology Services, Inc. and FB Investment Paris Fund, LLC.

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

Stock Repurchase

On July 27, 2021, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 common shares through July 31, 2023. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades, or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through March 31, 2023, 244,559 shares were repurchased and retired (all during the months of June and July 2022) at an average price of $38.61. The Company did not repurchase any shares during the first quarter of 2023.

Other Recently Issued and Effective Authoritative Accounting Guidance

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

ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in ASC Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 will also require that an entity disclose current-period gross charge-offs by year of origination for financial receivables and net investment leases within the scope of ASC Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 will become effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, though early adoption is permitted. The adoption of ASU 2022-02 did not have a significant impact on our financial statements.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of securities and report accrued interest separately in other assets on the consolidated balance sheets. A security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to securities reversed against interest income for the three-months ended March 31, 2023 and 2022.

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

At March 31, 2023 and 2022, and December 31, 2022, no allowance for credit losses - available-for-sale securities was recorded.

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

At March 31, 2023 and 2022, and December 31, 2022, the Company held no securities that were classified as held-to-maturity.

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

Further information regarding our accounting policies related to past due loans, nonaccrual loans and loans to borrowers experiencing financial difficulty is presented in Note 3.

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

In calculating the allowance for credit losses, most loans are segmented into pools based upon similar characteristics and risk profiles. Common characteristics and risk profiles include the type/purpose of loan, underlying collateral, geographical similarity and historical/expected credit loss patterns. In developing these loan pools for the purposes of modeling expected credit losses, we also analyzed the degree of correlation in how loans within each portfolio respond when subjected to varying economic conditions and scenarios as well as other portfolio stress factors. For modeling purposes, our loan portfolio segments include Commercial and Industrial (“C&I”), Municipal, Agricultural, Construction and Development, Farm, Non-Owner Occupied and Owner Occupied Commercial Real Estate (“CRE”), Residential, Consumer Auto, and Consumer Non-Auto. We periodically reassess each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary. Refer to Note 3 for more details on the Company’s portfolio segments.

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

Allowance for Credit Losses - Off-Balance-Sheet/Reserve for Unfunded Commitments

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. These obligations include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. At March 31, 2023 and 2022, and December 31, 2022, the Company’s reserve for unfunded commitments totaled $10,397,000, $7,471,000 and $12,323,000, respectively, which is included in other liabilities in the consolidated balance sheet.

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

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year. There was no impairment recorded for the three-months ended March 31, 2023 or 2022, respectively.

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

Accumulated Other Comprehensive Earnings (Loss)

Unrealized net losses on the Company’s available-for-sale securities, net of applicable income taxes, totaled $458,249,000, $209,582,000 and $535,228,000 at March 31, 2023, 2022, and December 31, 2022, respectively, are included in accumulated other comprehensive earnings (loss) as a separate component of shareholders' equity.

Income Taxes

The Company’s provision for income taxes is based on income before income taxes adjusted for permanent differences between financial reporting and taxable income. Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. As of March 31, 2023, 2022, and December 31, 2022, deferred tax assets totaled $122,947,000, $57,278,000 and $145,511,000, respectively, and were included in other assets on the consolidated balance sheets.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value using the Black-Scholes model of the shares at the grant date. The grant date fair value is amortized over the vesting period which generally is five or six years. The Company also grants restricted stock and/or units for a fixed number of shares which generally vests over periods of one to three years and/or performance metrics over a three-year period related to a defined group of peers. For stock option grants, the exercise price is established based on the closing trading price. No adjustments have been necessary to properly value the grant based on the terms or other conditions of the grants. Expense is recognized based on the fair value of the portion of stock-based payment awards that ultimately expected to vest, reduced for forfeitures based on grant-date fair value. See Note 8 for further information.

Advertising Costs

Advertising costs are expensed as incurred.

Per Share Data

Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. The Company calculates dilutive EPS assuming all outstanding stock options to purchase common shares and unvested restricted stock shares and units have been exercised and/or vested at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is reflected by application of the treasury stock method, whereby the proceeds from the exercised options and unearned compensation for both restricted stock and stock options are assumed to be used to purchase common shares at the average market price during the respective period. There were 480,000 and 212,000 anti-dilutive shares for the three-months ended March 31, 2023 and 2022, respectively, that were excluded from the computation of EPS. The following table reconciles the computation of basic EPS to diluted EPS:

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended March 31, 2023:
Net earnings per share, basic	$52,568	142,665,646	$0.37
Effect of stock options and stock grants	—	400,365	—
Net earnings per share, diluted	$52,568	143,066,011	$0.37

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended March 31, 2022:
Net earnings per share, basic	$55,972	142,558,743	$0.39
Effect of stock options and stock grants	—	743,320	—
Net earnings per share, diluted	$55,972	143,302,063	$0.39

Note 2 - Securities

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, allowance for credit losses and the fair value of available-for-sale securities are as follows (dollars in thousands):

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$508,692	$32	$(20,482)	$488,242
Obligations of states and political subdivisions	1,935,401	1,562	(163,351)	1,773,612
Residential mortgage-backed securities	2,957,314	17	(374,161)	2,583,170
Commercial mortgage-backed securities	364,956	—	(15,020)	349,936
Corporate bonds and other	112,677	—	(9,080)	103,597
Total securities available-for-sale	$5,879,040	$1,611	$(582,094)	$5,298,557

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	311,860	-	(10,516)	301,344
Obligations of states and political subdivisions	2,590,308	26,628	(87,455)	2,529,481
Residential mortgage-backed securities	3,450,006	2,139	(186,954)	3,265,191
Commercial mortgage-backed securities	341,506	924	(4,752)	337,678
Corporate bonds and other	74,287	-	(5,486)	68,801
Total securities available-for-sale	$6,767,967	$29,691	$(295,163)	$6,502,495

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$508,275	$11	$(25,737)	$482,549
Obligations of states and political subdivisions	2,104,193	1,217	(206,799)	1,898,611
Residential mortgage-backed securities	3,034,120	8	(417,562)	2,616,566
Commercial mortgage-backed securities	392,914	1	(18,046)	374,869
Corporate bonds and other	112,846	-	(11,082)	101,764
Total securities available-for-sale	$6,152,348	$1,237	$(679,226)	$5,474,359

The Company did not hold any securities classified as held-to-maturity at March 31, 2023, March 31, 2022, or December 31, 2022.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at March 31, 2023 and 2022, and December 31, 2022, were computed by using scheduled amortization of balances and historical prepayment rates.

The amortized cost and estimated fair value of available-for-sale securities at March 31, 2023, by contractual and expected maturity, are shown below (dollars in thousands):

	Amortized	Estimated
	Cost Basis	Fair Value
Due within one year	$267,375	$264,338
Due after one year through five years	1,499,938	1,420,069
Due after five years through ten years	3,126,228	2,771,041
Due after ten years	985,499	843,109
Total	$5,879,040	$5,298,557

The following tables disclose as of March 31, 2023 and 2022, and December 31, 2022, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
March 31, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$191,725	$4,193	$292,587	$16,289	$484,312	$20,482
Obligations of states and political subdivisions	126,532	1,448	1,470,950	161,903	1,597,482	163,351
Residential mortgage-backed securities	91,738	2,937	2,489,524	371,224	2,581,262	374,161
Commercial mortgage-backed securities	164,301	3,948	185,635	11,072	349,936	15,020
Corporate bonds and other	42,503	1,167	61,094	7,913	103,597	9,080
Total	$616,799	$13,693	$4,499,790	$568,401	$5,116,589	$582,094

	Less than 12 Months		12 Months or Longer		Total
March 31, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$301,344	$10,516	$—	$—	$301,344	$10,516
Obligations of states and political subdivisions	1,518,732	85,015	25,679	2,440	1,544,411	87,455
Residential mortgage-backed securities	2,725,934	163,034	303,344	23,920	3,029,278	186,954
Commercial mortgage-backed securities	202,719	4,752	—	—	202,719	4,752
Corporate bonds and other	40,701	2,431	28,100	3,055	68,801	5,486
Total	$4,789,430	$265,748	$357,123	$29,415	$5,146,553	$295,163

	Less than 12 Months		12 Months or Longer		Total
December 31, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$307,012	$11,650	$173,105	$14,087	$480,117	$25,737
Obligations of states and political subdivisions	770,469	55,943	946,571	150,856	1,717,040	206,799
Residential mortgage-backed securities	470,970	37,065	2,143,869	380,497	2,614,839	417,562
Commercial mortgage-backed securities	319,303	11,677	54,862	6,369	374,165	18,046
Corporate bonds and other	41,920	1,698	59,844	9,384	101,764	11,082
Total	$1,909,674	$118,033	$3,378,251	$561,193	$5,287,925	$679,226

The number of investments in an unrealized loss position totaled 897 at March 31, 2023. We believe any unrealized losses in the U.S. treasury securities, obligations of state and political subdivisions, residential and commercial mortgage-backed and asset-backed investment securities, and corporate bonds and other at March 31, 2023 and 2022, and December 31, 2022, are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required on these securities at March 31, 2023 and 2022, and December 31, 2022. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At March 31, 2023, 70.30% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 52.94% are guaranteed by the Texas Permanent School Fund.

Securities, carried at approximately $3,291,020,000 on March 31, 2023, were pledged as collateral for public or trust fund deposits, repurchase agreements, borrowings and for other purposes required or permitted by law.

During the three-months ended March 31, 2023, sales of investment securities that were classified as available-for-sale were $145,948,000. During the three-months ended March 31, 2022, there were no sales of investment securities that were classified as available-for-sale. Gross realized security gains from sales and calls during the first quarter of 2023 and 2022 totaled $1,052,000 and $33,000, respectively. Gross realized security losses from sales or calls during the first quarter of 2023 or 2022 totaled $1,040,000 and $2,000, respectively.

The specific identification method was used to determine cost in order to compute the realized gains and losses.

Note 3 – Loans Held-for-Investment and Allowance for Credit Losses

For the periods ended March 31, 2023 and 2022, and December 31, 2022, the following tables outline the Company’s loan portfolio by the ten portfolio segments where applicable.

Loans held-for-investment by portfolio segment are as follows (dollars in thousands):

	March 31,		December 31,
	2023	2022	2022
Commercial:
C&I*	$954,686	$838,049	$917,317
Municipal	221,379	191,799	221,090
Total Commercial	1,176,065	1,029,848	1,138,407
Agricultural	77,017	82,883	76,947
Real Estate:
Construction & Development	921,190	806,211	959,426
Farm	307,706	225,942	306,322
Non-Owner Occupied CRE	737,117	636,160	732,089
Owner Occupied CRE	1,043,018	881,181	954,400
Residential	1,628,841	1,352,162	1,575,758
Total Real Estate	4,637,872	3,901,656	4,527,995
Consumer:
Auto	537,410	419,818	550,635
Non-Auto	147,851	131,964	147,884
Total Consumer	685,261	551,782	698,519
Total Loans	6,576,215	5,566,169	6,441,868
Less: Allowance for credit losses	(80,818)	(66,913)	(75,834)
Loans, net	$6,495,397	$5,499,256	$6,366,034

* All disclosures for the C&I loan segment include PPP loan balances, net of deferred fees and costs, as disclosed on the face of the consolidated balance sheet.

Outstanding loan balances at March 31, 2023 and 2022, and December 31, 2022, are net of unearned income, including net deferred loan fees.

At March 31, 2023, $4,230,606,000 in loans held by our bank subsidiary were subject to blanket liens as security for a line of credit with the Federal Home Loan Bank of Dallas ("FHLB"). At March 31, 2023, this available line of credit was $2,396,844,000. At March 31, 2023, there was no balance outstanding under this line of credit.

The Company’s nonaccrual loans and loans still accruing and past due 90 days or more are as follows (dollars in thousands):

	March 31,		December 31,
	2023	2022	2022
Nonaccrual loans	$24,171	$28,743	$24,325
Loans still accruing and past due 90 days or more	22	11	—
Total nonperforming loans (1)	$24,193	$28,754	$24,325

(1) With the adoption of ASU 2022-02, effective January 1, 2023, troubled debt restructuring ("TDR") accounting has been eliminated.

The Company had $24,389,000, $28,754,000 and $24,325,000 in nonaccrual, past due 90 days or more and still accruing, and foreclosed assets at March 31, 2023 and 2022, and December 31, 2022, respectively. Nonaccrual loans at March 31, 2023 and 2022, and December 31, 2022, consisted of the following (dollars in thousands):

	March 31,		December 31,
	2023	2022	2022
Commercial:
C&I	$5,343	$4,711	$5,057
Municipal	—	—	—
Total Commercial	5,343	4,711	5,057
Agricultural	161	4,338	324
Real Estate:
Construction & Development	773	594	1,567
Farm	452	1,209	85
Non-Owner Occupied CRE	2,907	2,574	2,321
Owner Occupied CRE	6,823	7,288	7,092
Residential	7,232	7,587	7,419
Total Real Estate	18,187	19,252	18,484
Consumer:
Auto	398	402	429
Non-Auto	82	40	31
Total Consumer	480	442	460
Total	$24,171	$28,743	$24,325

No significant additional funds are committed to be advanced in connection with nonaccrual loans as of March 31, 2023.

Summary information on the allowance for credit losses for the three-months ended March 31, 2023 and 2022, are outlined by portfolio segment in the following tables (dollars in thousands):

Three-Months Ended March 31, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$16,129	$1,026	$1,041	$26,443	$1,957
Provision for loan losses	(64)	41	(28)	2,084	(20)
Recoveries	52	—	201	100	—
Charge-offs	(34)	—	—	—	—
Ending balance	$16,083	$1,067	$1,214	$28,627	$1,937

Three-Months Ended March 31, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$9,075	$9,928	$9,075	$845	$315	$75,834
Provision for loan losses	(49)	2,013	624	70	36	4,707
Recoveries	25	7	3	132	45	565
Charge-offs	—	—	—	(190)	(64)	(288)
Ending balance	$9,051	$11,948	$9,702	$857	$332	$80,818

Three-Months Ended March 31, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$12,280	$348	$1,597	$17,627	$663
Provision for loan losses	3,455	1,070	289	360	210
Recoveries	156	—	25	—	—
Charge-offs	(154)	—	—	(100)	—
Ending balance	$15,737	$1,418	$1,911	$17,887	$873

Three-Months Ended March 31, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$10,722	$10,828	$8,133	$896	$371	$63,465
Provision for loan losses	(2,278)	789	(163)	(20)	35	3,747
Recoveries	55	7	5	66	46	360
Charge-offs	—	(88)	(146)	(73)	(98)	(659)
Ending balance	$8,499	$11,536	$7,829	$869	$354	$66,913

Additionally, the Company records a reserve for unfunded commitments in other liabilities which totaled $10,397,000, $7,471,000 and $12,323,000 at March 31, 2023 and 2022, and December 31, 2022, respectively. The provision for loan losses of $4,707,000 for the three-months ended March 31, 2023 is combined with the reversal of the provision for unfunded commitments of $1,926,000 and reported in the net aggregate of $2,781,000 under the provision for credit losses in the consolidated statement of earnings for the three-months ended March 31, 2023. The $3,747,000 provision for loan losses for the three-months ended March 31, 2022 above is combined with the provision for unfunded commitments of $1,035,000 and reported in the aggregate of $4,782,000 under the provision for credit losses for the three-months ended March 31, 2022.

The Company’s loans that are individually evaluated for credit losses (both collateral and non-collateral dependent) and their related allowances as of March 31, 2023 and 2022, and December 31, 2022, are summarized in the following tables by loan segment (dollars in thousands):

March 31, 2023	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$—	$5,343	$20,141	$25,484	$3,582	$3,941	$7,523
Municipal	—	—	907	907	—	—	—
Total Commercial	—	5,343	21,048	26,391	3,582	3,941	7,523
Agricultural	—	161	912	1,073	86	485	571
Real Estate:
Construction & Development	397	376	18,813	19,586	57	2,340	2,397
Farm	452	—	1,232	1,684	—	—	—
Non-Owner Occupied CRE	2,136	771	28,557	31,464	152	1,929	2,081
Owner Occupied CRE	4,111	2,712	31,978	38,801	297	2,308	2,605
Residential	4,771	2,461	28,463	35,695	259	1,404	1,663
Total Real Estate	11,867	6,320	109,043	127,230	765	7,981	8,746
Consumer:
Auto	—	398	1,250	1,648	1	2	3
Non-Auto	—	82	632	714	—	2	2
Total Consumer	—	480	1,882	2,362	1	4	5
Total	$11,867	$12,304	$132,885	$157,056	$4,434	$12,411	$16,845

March 31, 2022	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$95	$4,616	$20,620	$25,331	$2,525	$5,268	$7,793
Municipal	—	—	96	96	—	—	—
Total Commercial	95	4,616	20,716	25,427	2,525	5,268	7,793
Agricultural	2,349	1,989	411	4,749	946	276	1,222
Real Estate:
Construction & Development	—	594	9,632	10,226	44	1,446	1,490
Farm	1,209	—	1,214	2,423	—	—	—
Non-Owner Occupied CRE	2,463	111	32,705	35,279	10	3,006	3,016
Owner Occupied CRE	6,187	1,101	29,608	36,896	96	3,149	3,245
Residential	4,954	2,633	27,689	35,276	306	1,668	1,974
Total Real Estate	14,813	4,439	100,848	120,100	456	9,269	9,725
Consumer:
Auto	—	402	1,092	1,494	1	2	3
Non-Auto	—	40	350	390	—	1	1
Total Consumer	—	442	1,442	1,884	1	3	4
Total	$17,257	$11,486	$123,417	$152,160	$3,928	$14,816	$18,744

December 31, 2022	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$—	$5,057	$24,325	$29,382	$3,513	$4,885	$8,398
Municipal	—	—	58	58	—	—	—
Total Commercial	—	5,057	24,383	29,440	3,513	4,885	8,398
Agricultural	116	209	354	679	122	276	398
Real Estate:
Construction & Development	577	990	4,873	6,440	193	112	305
Farm	—	85	1,578	1,663	2	34	36
Non-Owner Occupied CRE	2,062	259	36,037	38,358	16	2,341	2,357
Owner Occupied CRE	4,363	2,728	29,115	36,206	91	1,509	1,600
Residential	5,132	2,287	28,564	35,983	229	1,215	1,444
Total Real Estate	12,134	6,349	100,167	118,650	531	5,211	5,742
Consumer:
Auto	—	429	931	1,360	1	1	2
Non-Auto	—	31	538	569	—	1	1
Total Consumer	—	460	1,469	1,929	1	2	3
Total	$12,250	$12,075	$126,373	$150,698	$4,167	$10,374	$14,541

The Company’s allowance for loans that are individually evaluated for credit losses and collectively evaluated for credit losses as of March 31, 2023 and 2022, and December 31, 2022, are summarized in the following table by loan segment (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$7,523	$—	$571	$2,397	$—
Loans collectively evaluated for credit losses	8,560	1,067	643	26,230	1,937
Total	$16,083	$1,067	$1,214	$28,627	$1,937

March 31, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$2,081	$2,605	$1,663	$3	$2	$16,845
Loans collectively evaluated for credit losses	6,970	9,343	8,039	854	330	63,973
Total	$9,051	$11,948	$9,702	$857	$332	$80,818

March 31, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$7,793	$—	$1,222	$1,490	$—
Loans collectively evaluated for credit losses	7,944	1,418	689	16,397	873
Total	$15,737	$1,418	$1,911	$17,887	$873

March 31, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$3,016	$3,245	$1,974	$3	$1	$18,744
Loans collectively evaluated for credit losses	5,483	8,291	5,855	866	353	48,169
Total	$8,499	$11,536	$7,829	$869	$354	$66,913

December 31, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$8,398	$—	$398	$305	$36
Loans collectively evaluated for credit losses	7,731	1,026	643	26,138	1,921
Total	$16,129	$1,026	$1,041	$26,443	$1,957

December 31, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$2,357	$1,600	$1,444	$2	$1	$14,541
Loans collectively evaluated for credit losses	6,718	8,328	7,631	843	314	61,293
Total	$9,075	$9,928	$9,075	$845	$315	$75,834

The Company’s recorded investment in loans as of March 31, 2023 and 2022, and December 31, 2022, related to the balance in the allowance for credit losses follows below (dollars in thousands):

March 31, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$25,484	$907	$1,073	$19,586	$1,684
Loans collectively evaluated for credit losses	929,202	220,472	75,944	901,604	306,022
Total	$954,686	$221,379	$77,017	$921,190	$307,706

March 31, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$31,464	$38,801	$35,695	$1,648	$714	$157,056
Loans collectively evaluated for credit losses	705,653	1,004,217	1,593,146	535,762	147,137	6,419,159
Total	$737,117	$1,043,018	$1,628,841	$537,410	$147,851	$6,576,215

March 31, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$25,331	$96	$4,749	$10,226	$2,423
Loans collectively evaluated for credit losses	812,718	191,703	78,134	795,985	223,519
Total	$838,049	$191,799	$82,883	$806,211	$225,942

March 31, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$35,279	$36,896	$35,276	$1,494	$390	$152,160
Loans collectively evaluated for credit losses	600,881	844,285	1,316,886	418,324	131,574	5,414,009
Total	$636,160	$881,181	$1,352,162	$419,818	$131,964	$5,566,169

December 31, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$29,382	$58	$679	$6,440	$1,663
Loans collectively evaluated for credit losses	887,935	221,032	76,268	952,986	304,659
Total	$917,317	$221,090	$76,947	$959,426	$306,322

December 31, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$38,358	$36,206	$35,983	$1,360	$569	$150,698
Loans collectively evaluated for credit losses	693,731	918,194	1,539,775	549,275	147,315	6,291,170
Total	$732,089	$954,400	$1,575,758	$550,635	$147,884	$6,441,868

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

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at March 31, 2023 (dollars in millions):

March 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$155	$548	$132	$48	$19	$28	$—	$930
Special mention	1	3	1	2	1	—	—	8
Substandard	1	6	4	2	1	3	—	17
Doubtful	—	—	—	—	—	—	—	—
Total	$157	$557	$137	$52	$21	$31	$—	$955
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$3	$82	$19	$15	$2	$99	$—	$220
Special mention	—	—	—	—	1	—	—	1
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$3	$82	$19	$15	$3	$99	$—	$221
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$16	$51	$5	$2	$1	$1	$—	$76
Special mention	—	1	—	—	—	—	—	1
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$16	$52	$5	$2	$1	$1	$—	$77
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$111	$586	$124	$56	$12	$13	$—	$902
Special mention	3	9	—	—	—	—	—	12
Substandard	2	4	1	—	—	—	—	7
Doubtful	—	—	—	—	—	—	—	—
Total	$116	$599	$125	$56	$12	$13	$—	$921
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$12	$142	$82	$31	$11	$28	$—	$306
Special mention	—	—	—	—	—	—	—	—
Substandard	—	2	—	—	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—
Total	$12	$144	$82	$31	$11	$28	$—	$308
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$36	$244	$192	$96	$47	$91	$—	$706
Special mention	—	—	1	—	11	6	—	18
Substandard	—	2	2	1	2	6	—	13
Doubtful	—	—	—	—	—	—	—	—
Total	$36	$246	$195	$97	$60	$103	$—	$737
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$73	$316	$247	$124	$74	$170	$—	$1,004
Special mention	—	3	1	2	6	1	—	13
Substandard	1	3	2	1	3	16	—	26
Doubtful	—	—	—	—	—	—	—	—
Total	$74	$322	$250	$127	$83	$187	$—	$1,043
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$95	$479	$355	$181	$78	$268	$137	$1,593
Special mention	—	1	3	2	—	4	1	11
Substandard	1	5	2	3	2	9	3	25
Doubtful	—	—	—	—	—	—	—	—
Total	$96	$485	$360	$186	$80	$281	$141	$1,629
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$51	$296	$116	$46	$20	$6	$—	$535
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	—	1	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—
Total	$51	$297	$116	$47	$20	$6	$—	$537
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$21	$74	$34	$7	$2	$2	$7	$147
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$21	$74	$35	$7	$2	$2	$7	$148
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$573	$2,818	$1,306	$606	$266	$706	$144	$6,419
Special mention	4	17	6	6	19	11	1	64
Substandard	5	23	12	8	8	34	3	93
Doubtful	—	—	—	—	—	—	—	—
Total	$582	$2,858	$1,324	$620	$293	$751	$148	$6,576
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

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

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at December 31, 2022 (dollars in millions):

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$627	$157	$52	$22	$16	$13	$—	$887
Special mention	4	1	2	1	—	—	—	8
Substandard	13	5	2	1	1	—	—	22
Doubtful	—	—	—	—	—	—	—	—
Total	$644	$163	$56	$24	$17	$13	$—	$917

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$79	$19	$15	$4	$20	$84	$—	$221
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$79	$19	$15	$4	$20	$84	$—	$221

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$60	$9	$3	$2	$1	$1	$—	$76
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$60	$10	$3	$2	$1	$1	$—	$77

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$638	$218	$70	$13	$8	$7	$—	$954
Special mention	1	—	—	—	—	—	—	1
Substandard	4	1	—	—	—	—	—	5
Doubtful	—	—	—	—	—	—	—	—
Total	$643	$219	$70	$13	$8	$7	$—	$960

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$147	$85	$32	$11	$8	$21	$—	$304
Special mention	—	—	—	—	—	—	—	—
Substandard	1	—	—	—	—	1	—	2
Doubtful	—	—	—	—	—	—	—	—
Total	$148	$85	$32	$11	$8	$22	$—	$306

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$258	$191	$100	$49	$21	$75	$—	$694
Special mention	—	1	1	11	—	7	—	20
Substandard	8	1	1	2	1	5	—	18
Doubtful	—	—	—	—	—	—	—	—
Total	$266	$193	$102	$62	$22	$87	$—	$732

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$316	$224	$128	$74	$63	$113	$—	$918
Special mention	1	—	1	8	—	1	—	11
Substandard	1	2	1	2	9	10	—	25
Doubtful	—	—	—	—	—	—	—	—
Total	$318	$226	$130	$84	$72	$124	$—	$954

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$513	$355	$173	$82	$64	$214	$139	$1,540
Special mention	1	3	2	—	—	3	1	10
Substandard	6	3	2	2	1	9	3	26
Doubtful	—	—	—	—	—	—	—	—
Total	$520	$361	$177	$84	$65	$226	$143	$1,576

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$331	$131	$55	$25	$6	$2	$—	$550
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$331	$131	$56	$25	$6	$2	$—	$551

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$85	$41	$9	$3	$1	$1	$7	$147
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$85	$42	$9	$3	$1	$1	$7	$148

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$3,054	$1,430	$637	$285	$208	$531	$146	$6,291
Special mention	7	5	6	20	—	11	1	50
Substandard	33	14	7	7	12	25	3	101
Doubtful	—	—	—	—	—	—	—	—
Total	$3,094	$1,449	$650	$312	$220	$567	$150	$6,442

At March 31, 2023 and 2022, and December 31, 2022, the Company’s past due loans are as follows (dollars in thousands):

March 31, 2023	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,952	$292	$1,825	$6,069	$948,617	$954,686	$14
Municipal	209	—	—	209	221,170	221,379	—
Total Commercial	4,161	292	1,825	6,278	1,169,787	1,176,065	14
Agricultural	816	25	24	865	76,152	77,017	—
Real Estate:
Construction & Development	7,058	332	—	7,390	913,800	921,190	—
Farm	264	—	372	636	307,070	307,706	—
Non-Owner Occupied CRE	3,183	—	695	3,878	733,239	737,117	—
Owner Occupied CRE	3,886	—	—	3,886	1,039,132	1,043,018	—
Residential	7,484	744	767	8,995	1,619,846	1,628,841
Total Real Estate	21,875	1,076	1,834	24,785	4,613,087	4,637,872	—
Consumer:
Auto	683	41	9	733	536,677	537,410	8
Non-Auto	136	—	—	136	147,715	147,851	—
Total Consumer	819	41	9	869	684,392	685,261	8
Total	$27,671	$1,434	$3,692	$32,797	$6,543,418	$6,576,215	$22

March 31, 2022	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$8,971	$36	$1,658	$10,665	$827,384	$838,049	$—
Municipal	153	—	—	153	191,646	191,799	—
Total Commercial	9,124	36	1,658	10,818	1,019,030	1,029,848	—
Agricultural	4,846	—	—	4,846	78,037	82,883	—
Real Estate:
Construction & Development	3,562	—	37	3,599	802,612	806,211	—
Farm	7	—	445	452	225,490	225,942	—
Non-Owner Occupied CRE	5,066	108	—	5,174	630,986	636,160	—
Owner Occupied CRE	2,789	1,028	525	4,342	876,839	881,181	—
Residential	6,757	224	250	7,231	1,344,931	1,352,162	—
Total Real Estate	18,181	1,360	1,257	20,798	3,880,858	3,901,656	—
Consumer:
Auto	302	49	20	371	419,447	419,818	8
Non-Auto	125	—	3	128	131,836	131,964	3
Total Consumer	427	49	23	499	551,283	551,782	11
Total	$32,578	$1,445	$2,938	$36,961	$5,529,208	$5,566,169	$11

December 31, 2022	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,924	$297	$1,646	$5,867	$911,450	$917,317	$—
Municipal	76	783	—	859	220,231	221,090	—
Total Commercial	4,000	1,080	1,646	6,726	1,131,681	1,138,407	—
Agricultural	243	—	—	243	76,704	76,947	—
Real Estate:
Construction & Development	3,751	—	175	3,926	955,500	959,426	—
Farm	668	—	—	668	305,654	306,322	—
Non-Owner Occupied CRE	1,444	160	—	1,604	730,485	732,089	—
Owner Occupied CRE	1,151	—	—	1,151	953,249	954,400	—
Residential	8,720	707	266	9,693	1,566,065	1,575,758	—
Total Real Estate	15,734	867	441	17,042	4,510,953	4,527,995	—
Consumer:
Auto	779	30	—	809	549,826	550,635	—
Non-Auto	50	—	—	50	147,834	147,884	—
Total Consumer	829	30	—	859	697,660	698,519	—
Total	$20,806	$1,977	$2,087	$24,870	$6,416,998	$6,441,868	$—

* The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

Modifications of receivables to debtors experiencing financial difficulty

On January 1, 2023, the Company adopted the accounting guidance in ASU 2022-02, which eliminates the recognition and measurement of a TDR. Due to the removal of the TDR designation, the Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, term extensions, interest rate reduction, and combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows.

An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses due to the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. During the three-months ended March 31, 2023, loan modifications made to borrowers experiencing financial difficulty was insignificant.

Note 4 - Loans Held-for-Sale

Loans held-for-sale totaled $11,996,000, $27,670,000 and $11,965,000 at March 31, 2023 and 2022, and December 31, 2022, respectively. At March 31, 2023 and 2022, and December 31, 2022, $230,000, $5,288,000 and $1,468,000, respectively, are valued at the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

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

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions (dollars in thousands):

March 31, 2023:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$58,706	$827	$—
Forward mortgage-backed securities trades	69,500	—	334

March 31, 2022:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$106,806	$276	$—
Forward mortgage-backed securities trades	115,000	2,103	—

December 31, 2022:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$41,664	$400	$—
Forward mortgage-backed securities trades	45,000	85	—

Note 6 – Borrowings

Borrowings consisted of the following (dollars in thousands):

	March 31,		December 31,
	2023	2022	2022
Securities sold under agreements with customers to repurchase	$608,299	$716,717	$618,829
Federal funds purchased	3,575	20,825	2,625
Other borrowings	21,053	21,053	21,053
Total	$632,927	$758,595	$642,507

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

The Company renewed its loan agreement, effective June 30, 2021, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25,000,000 on a revolving line of credit. There was no outstanding balance under the line of credit as of March 31, 2023 and 2022, or December 31, 2022.

During 2021, the Company began investing in qualifying Community Development Entities ("CDE") under the federal New Market Tax Credits ("NMTC") program. See Note 7 for further discussion of our activity and related balances on the consolidated balance sheets, including the $21,053,000 in other borrowings shown above.

Note 7 - Income Taxes

Income tax expense was $11,688,000 for the first quarter of 2023 as compared to $10,341,000 for the same period in 2022. The Company’s effective tax rates on pretax income were 18.19% and 15.59% for the first quarters of 2023 and 2022, respectively. The effective tax rates differ from the statutory federal tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan, excess tax benefits for distributions under our deferred compensation plan and vesting of equity awards, and NMTC benefits.

Low Income Housing Tax Credit Investments - During 2021, the Company began investing in an affordable housing fund that will invest in real estate projects that qualify for the federal low income housing tax credit ("LIHTC") program designed to promote private development of low income housing. The investments made by the fund will generate a return to the Company primarily through the realization of LIHTCs, and also through federal tax deductions generated from the ongoing operating losses from the investees of the fund. The Company's investment in the fund will be amortized through income tax expense using the proportional amortization method as related tax credits are utilized by the Company. The initial capital contribution commitment to the fund was for up to $5,500,000. Contributions were $131,000 at March 31, 2023 and December 31, 2022, respectively, and $55,000 at March 31, 2022, which is included in other assets on the consolidated balance sheet.

New Market Tax Credit Investments - During 2021, the Company began investing in qualifying CDEs under the federal NMTC program. NMTC investments are made through the third-party CDEs which are qualified through the U.S. Department of Treasury and receive periodic allocation of amounts under the NMTC program. NMTCs are generated from qualified investments by the CDEs utilizing equity investments made by a taxpayer, like the Company. Through these equity investments, the Company will receive the tax benefits from the NMTCs equal to 39% of the qualified investment from the CDE yield method and related tax credits are allocated to the Company. At March 31, 2023, March 31, 2022, and December 31, 2022, the consolidated balance sheet of the Company included a $18,000,000 loan to the investee in loans and the $21,053,000 leveraged loan from the investee in other borrowings (see Note 6). At March 31, 2023 and 2022, and December 31, 2022, the consolidated balance sheet of the Company included CDE investments in other assets of $26,553,000, $29,000,000, and $26,825,000, respectively.

Note 8 - Stock Based Compensation

On April 27, 2021, the Company’s shareholders approved the 2021 Omnibus Stock and Incentive Plan (“2021 Plan”) and reserved 2,500,000 shares of the Company’s common stock for issuance under this plan. At March 31, 2023, the Company had 1,877,004 shares of stock remaining for issuance under the plan. The 2021 Plan superseded all prior stock option and restricted stock plans with shares previously reserved for issuance under such plans cancelled.

Restricted Stock Units

Under the 2021 Plan, the Company grants restricted stock units under compensation arrangements for the benefit of employees, senior and executive officers and directors. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements. The following table summarizes information about the changes in restricted stock units for the three-months ended March 31, 2023 and 2022.

	For the Three-Months Ended March 31,
	2023		2022
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	39,657	$47.83	22,597	$48.91
Grants	—	—	—	—
Vesting	—	—	—	—
Forfeited/expired	(2,888)	47.87	—	—
Balance at end of period	36,769	$47.83	22,597	$48.91

Performance Stock Units

Also under the 2021 Plan, the Company awards performance-based restricted stock units ("PSUs") to employees, senior and executive officers and directors. Under the terms of the award, the number of units that will vest and convert to shares of common stock will be based on the extent to which the Company achieves specific performance criteria during the fixed three-year performance period. The number of shares issued upon vesting will range from 0% to 200% of the PSUs granted. The PSUs vest at the end of a three-year period based 50% each on average adjusted earnings per share growth and return on average assets as reported, adjusted for unusual gains/losses, merger expenses, and other items as approved by the compensation committee of the Company's board of directors. Performance for each period is measured relative to other U.S. publicly traded banks with $10 billion to $50 billion in assets. Compensation expense for the PSUs will be estimated each period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards.

The following table summarizes information about the changes in PSUs as of and for the three-months ended March 31, 2023 and 2022.

	For the Three-Months Ended March 31,
	2023		2022
	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	47,082	$48.00	22,597	$48.91
Grants	—	—	—	—
Vesting	—	—	—	—
Forfeited/expired	(3,456)	48.04	—	—
Balance at end of period	43,626	$48.00	22,597	$48.91

Restricted Stock Awards

Under the 2021 Plan, the Company grants restricted stock awards under compensation arrangements for the benefit of employees, senior and executive officers and directors. Restricted stock awards are subject to time-based vesting. The total number of restricted stock awards granted represents the maximum number of shares of restricted stock eligible to vest based upon the service conditions set forth in the grant agreements.

The following table summarizes information about vested and unvested restricted stock.

	For the Three-Months Ended March 31,
	2023		2022
	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	24,813	$36.21	46,598	$35.75
Grants	—	—	615	49.60
Vesting	(2,872)	28.25	(3,161)	32.06
Forfeited/expired	(1,105)	29.70	(200)	29.70
Balance at end of period	20,836	$37.53	43,852	$36.24

The total fair value of restricted stock vested for the three-months ended March 31, 2023 and 2022, was $98,000 and $148,000, respectively.

The Company recorded restricted stock unit, performance-based restricted stock unit and restricted stock award expense for employees of $358,000 and $426,000 for the three-months ended March 31, 2023 and 2022, respectively. The Company recorded director expense related to these restricted stock grants of $150,000 and $170,000, for the three-months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023 and 2022, there were $2,576,000 and $2,436,000 respectively, of total unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance-based restricted stock units which is expected to be recognized over a weighted-average period of 1.17 years and 1.05 years, respectively. At March 31, 2023 and 2022, and December 31, 2022, there was $82,000, $59,000 and $74,000, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting.

Stock Option Plans

Prior to the approval of the 2021 Plan, the 2012 Incentive Stock Option Plan (the “2012 Plan”) provided for the granting of options to employees of the Company at prices not less than market value at the date of the grant. The 2012 Plan provided that options granted vest and are exercisable after two years from the date of grant and vest at a rate of 20% each year thereafter and have a 10-year term. The most recent grant from the 2021 Plan provided that 20% of the options granted vest and are exercisable after one year from the date of grant and the remaining options vest and are exercisable at a rate of 20% each year thereafter and have a 10-year term. Shares are issued under the 2012 Plan and the 2021 Plan from available authorized shares. An analysis of stock option activity for the three-months ended March 31, 2023 is presented in the table and narrative below:

	Shares	Weighted- Average Ex. Price
Outstanding, December 31, 2022	1,490,413	$29.99
Granted	—	—
Exercised	(47,620)	19.03
Cancelled	(32,255)	43.69
Outstanding, March 31, 2023	1,410,538	30.05
Exercisable, March 31, 2023	722,398	$22.27

The options outstanding at March 31, 2023 had exercise prices ranging between $15.43 and $48.91. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees.

The Company recorded stock option expense totaling $444,000 and $316,000 for the three-months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, there was $4,903,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.89 years. The total fair value of shares vested during the three-months ended March 31, 2023 and 2022 was $15,000 and $65,000, respectively.

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

There were no transfers between Level 2 and Level 3 during the three-months ended March 31, 2023 and 2022, and the year ended December 31, 2022.

The following table summarizes the Company’s available-for-sale securities, loans held-for-sale, and derivatives which are measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

March 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$488,242	$—	$—	$488,242
Obligations of state and political subdivisions	—	1,773,612	—	1,773,612
Corporate bonds	—	99,620	—	99,620
Residential mortgage-backed securities	—	2,583,170	—	2,583,170
Commercial mortgage-backed securities	—	349,936	—	349,936
Other securities	3,977	—	—	3,977
Total	$492,219	$4,806,338	$—	$5,298,557
Loans held-for-sale	$—	$11,766	$—	$11,766
IRLCs	$—	$827	$—	$827
Forward mortgage-backed securities trades	$—	$(334)	$—	$(334)

March 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$301,344	$—	$—	$301,344
Obligations of states and political subdivisions	—	2,529,481	—	2,529,481
Corporate bonds	—	64,581	—	64,581
Residential mortgage-backed securities	—	3,265,191	—	3,265,191
Commercial mortgage-backed securities	—	337,678	—	337,678
Other securities	4,220	—	—	4,220
Total	$305,564	$6,196,931	$—	$6,502,495
Loans held-for-sale	$—	$22,382	$—	$22,382
IRLCs	$—	$276	$—	$276
Forward mortgage-backed securities trades	$—	$2,103	$—	$2,103

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$482,549	$—	$—	$482,549
Obligations of state and political subdivisions	—	1,898,611	—	1,898,611
Corporate bonds	—	97,850	—	97,850
Residential mortgage-backed securities	—	2,616,566	—	2,616,566
Commercial mortgage-backed securities	—	374,869	—	374,869
Other securities	3,914	—	—	3,914
Total	$486,463	$4,987,896	$—	$5,474,359
Loans held-for-sale	$—	$10,497	$—	$10,497
IRLCs	$—	$400	$—	$400
Forward mortgage-backed securities trades	$—	$85	$—	$85

The following table summarizes the Company’s loans held-for-sale at fair value and the net unrealized gains as of the balance sheet dates shown below (dollars in thousands):

	March 31,		December 31,
	2023	2022	2022
Unpaid principal balance on loans held-for-sale	$11,416	$22,233	$10,226
Net unrealized gains on loans held-for-sale	350	149	271
Loans held-for-sale at fair value	$11,766	$22,382	$10,497

The following table summarizes the Company’s gains on sale and fees of mortgage loans for the three-months ended March 31, 2023 and 2022 (dollars in thousand):

	Three-Months Ended March 31,
	2023	2022
Realized gain on sale and fees on mortgage loans*	$2,859	$5,998
Change in fair value on loans held-for-sale and IRLCs	534	(1,915)
Change in forward mortgage-backed securities trades	(419)	2,250
Total gain on sale of mortgage loans	$2,974	$6,333

* This includes gains on loans held-for-sale carried under the fair value method and lower of cost or market.

No residential mortgage loans held-for-sale were 90 days or more past due or considered nonaccrual as of March 31, 2023, March 31, 2022, or December 31, 2022. No significant credit losses were recognized on mortgage loans held-for-sale for the three-months ended March 31, 2023 and 2022.

Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include other real estate owned, goodwill and other intangible assets, and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three-months ended March 31, 2023 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no other real estate owned properties that were re-measured subsequent to their initial transfer to other real estate owned during the three-months ended March 31, 2023 and 2022.

At March 31, 2023, other real estate owned totaled $175,000. At March 31, 2022 and December 31, 2022, the Company had no other real estate owned.

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

	March 31,				December 31,
	2023		2022		2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$224,875	$224,875	$203,187	$203,187	$293,286	$293,286	Level 1
Interest-bearing demand deposits in banks	221,336	221,336	394,566	394,566	37,392	37,392	Level 1
Available-for-sale securities	5,298,557	5,298,557	6,502,495	6,502,495	5,474,359	5,474,359	Levels 1 and 2
Loans held-for-investment, net of allowance for credit losses	6,495,397	6,464,027	5,499,256	5,522,778	6,366,034	6,372,859	Level 3
Loans held-for-sale	11,996	12,018	27,670	26,985	11,965	11,965	Level 2
Accrued interest receivable	50,658	50,658	48,066	48,066	58,162	58,162	Level 2
Deposits with stated maturities	739,498	736,434	449,130	449,987	524,666	518,811	Level 2
Deposits with no stated maturities	10,196,920	10,196,920	10,550,695	10,550,695	10,480,841	10,480,841	Level 1
Borrowings	632,927	632,927	758,595	758,595	642,507	642,507	Level 2
Accrued interest payable	3,617	3,617	268	268	1,121	1,121	Level 2
IRLCs	827	827	276	276	400	400	Level 2
Forward mortgage-backed securities trades asset (liability)	(334)	(334)	2,103	2,103	85	85	Level 2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” “could,” “may,” or “would” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited, to those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, under the heading “Risk Factors,” and the following:

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

The following discussion and analysis of operations and financial condition should be read in conjunction with the financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as those included in the Company’s 2022 Annual Report on Form 10-K.

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

Stock Repurchase

On July 27, 2021, the Company’s Board of Directors authorized the repurchase of up to 5.00 million common shares through July 31, 2023. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases are considered beneficial to the Company and its stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through March 31, 2023, 244,559 shares were repurchased and retired (all during the months of June and July 2022) at an average price of $38.61. The Company did not repurchase any shares during the first quarter of 2023.

Results of Operations

Performance Summary. Net earnings for the first quarter of 2023 were $52.57 million compared to earnings of $55.97 million for the first quarter of 2022. Diluted earnings per share was $0.37 for the first quarter of 2023 and $0.39 for the first quarter of 2022.

The return on average assets was 1.65% for the first quarter of 2023, as compared to 1.71% for the first quarter of 2022. The return on average equity was 16.32% for the first quarter of 2023 as compared to 13.53% for the first quarter of 2022.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $99.42 million for the first quarter of 2023, as compared to $99.22 million for the same period last year. The change in 2023 tax equivalent net interest income compared to 2022 was largely attributable to the increases in the rates paid on deposits and borrowings offset by a change in the mix of interest earning assets primarily derived from a decrease in tax-exempt investment securities and an increase in average loans. Average earning assets were $12.07 billion for the first quarter of 2023, as compared to $12.50 billion during the first quarter of 2022. The decrease of $435.33 million in average earning assets in 2023 when compared to 2022 was primarily a result of (i) the increase of average loans of $1.01 billion, offset by (ii) a decrease in tax-exempt securities of $861.49 million, (iii) the decrease of taxable securities of $559.69 million, and (iv) a decrease in short-term investments of $26.94 million when compared to March 31, 2022 balances. Average interest-bearing liabilities were $7.71 billion for the first quarter of 2023, as compared to $7.68 billion in the same period in 2022. The increase in average interest-bearing liabilities primarily resulted from continued organic growth in interests-bearing deposits offset by the decrease in short-term borrowings. The yield on earning assets increased 92 basis points while the rate paid on interest-bearing liabilities increased 125 basis points for the first quarter of 2023 compared to the first quarter of 2022.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (dollars in thousands):

	Three-Months Ended March 31, 2023 Compared to Three-Months Ended March 31, 2022
	Change Attributable to		Total
	Volume	Rate	Change
Short-term investments	$(15)	$1,570	$1,555
Taxable investment securities	(2,357)	5,316	2,959
Tax-exempt investment securities (1)	(5,972)	608	(5,364)
Loans (1) (2)	11,953	12,745	24,698
Interest income	3,609	20,239	23,848
Interest-bearing deposits	36	20,407	20,443
Short-term borrowings	(40)	3,249	3,209
Interest expense	(4)	23,656	23,652
Net interest income	$3,613	$(3,417)	$196

(1)
Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(2)
Nonaccrual loans are included in loans.

The net interest margin, on a tax equivalent basis, was 3.34% for the first quarter of 2023, an increase of twelve basis points from the same period in 2022. We continued to experience downward pressure on our net interest margin into the early part of 2023 compared to the early part of 2022 primarily due to (i) the effects of the Federal Reserve's accelerated rate of raising interest rates in 2022 and 2023, which was preceded by the extended period of historically low levels of short-term interest rates during the first quarter of 2022, and (ii) the shift in the mix of interest-earning assets and interest-bearing deposits. The Federal Reserve began increasing interest rates by raising rates 25 basis points in March 2022, 50 basis points in May 2022, and 75 basis points in June, July, September and November 2022, respectively, 50 basis points in December 2022, and 25 basis points in February and March 2023, respectively, resulting in a target rate range of 4.75% to 5.00% at March 31, 2023.

Loan rates on variable loans have increased as the majority of such loans are indexed to the applicable prime rate (currently 8.00% at March 31, 2023), subject to underlying floors. With the latest increase in the federal funds rate, the majority of variable rate loans have increased (see additional discussion beginning on page 47).

During 2022, we increased rates on each of the primary depository products in response to the increasing federal funds rate. Additionally, we have approximately $915 million of municipal and related deposits which are indexed to short-term treasury rates which have continued to increase with the changes in the applicable rate index. Average municipal and related deposits totaled $1.48 billion and $1.55 billion for the three-months ended March 31, 2023 and 2022, respectively, with an average rate paid of 2.39% and 0.17%, for the respective quarters then ended.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (dollars in thousands, except percentages):

	Three-Months Ended March 31,
	2023			2022
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$146,049	$1,650	4.58%	$172,985	$95	0.22%
Taxable investment securities (2)	3,672,257	20,782	2.26	4,231,949	17,823	1.68
Tax-exempt investment securities (2)(3)	1,750,533	12,743	2.91	2,612,025	18,107	2.77
Loans (3)(4)	6,500,332	89,464	5.58	5,487,538	64,766	4.79
Total earning assets	12,069,171	$124,639	4.19%	12,504,497	$100,791	3.27%
Cash and due from banks	242,210			230,490
Bank premises and equipment, net	153,326			149,639
Other assets	228,518			111,669
Goodwill and other intangible assets, net	315,410			316,589
Allowance for credit losses	(76,122)			(63,577)
Total assets	$12,932,513			$13,249,307
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$7,080,518	$21,812	1.25%	$6,898,059	$1,369	0.08%
Short-term borrowings	625,137	3,410	2.21	781,314	201	0.10
Total interest-bearing liabilities	7,705,655	$25,222	1.33%	7,679,373	$1,570	0.08%
Noninterest-bearing deposits	3,860,472			3,827,451
Other liabilities	60,028			64,999
Total liabilities	11,626,155			11,571,823
Shareholders’ equity	1,306,358			1,677,484
Total liabilities and shareholders’ equity	$12,932,513			$13,249,307
Net interest income		$99,417			$99,221
Rate Analysis:
Interest income/earning assets			4.19%			3.27%
Interest expense/earning assets			(0.85)			(0.05)
Net interest margin			3.34%			3.22%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Includes tax equivalent yield adjustment of approximately $3.13 million and $3.78 million in the first quarters of 2023 and 2022, respectively, using an effective tax rate of 21% for both periods.
(4)
Includes nonaccrual loans.

Noninterest Income. Noninterest income for the first quarter of 2023 was $28.01 million compared to $34.88 million in the same quarter of 2022. Increases in certain categories of noninterest income included (i) net gain on sale of assets of $940 thousand, and (ii) service charges on deposit accounts of $330 thousand, when compared to the first quarter of 2022. Debit card fees for the first quarter of 2023 decreased by $3.99 million from the first quarter of 2022 due to the impact of the Bank becoming subject to regulations imposed by the Federal Reserve that limits debit card interchange revenue (also known as the "Durbin Amendment") which became effective for the Company as of July 1, 2022, and is consistent with our previously disclosed expectations. Mortgage related income was $2.97 million in the first quarter of 2023 compared to $6.33 million in the first quarter of 2022 due to lower overall origination volumes and margins on loan sales as a result of the increases in interest rates. Net gain on sale of foreclosed assets was $34 thousand for the first quarter of 2023 compared to $1.08 million during the same period of 2022.

Debit card fees are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Debit card fees consist of income from debit card usage, point of sale income for debit card transactions and ATM service fees. Federal Reserve Board rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is limited to the sum of 21 cents per transaction plus 5 basis points multiplied by the value of the transaction. Based on the applicable Federal Reserve Board rules, the Company became subject to the limitation effective July 1, 2022, which reduced debit card fees during the first quarter of 2023, as discussed above.

Table 3 - Noninterest Income (dollars in thousands):

	Three-Months Ended March 31,
	2023	Increase (Decrease)	2022
Trust fees	$9,845	$28	$9,817
Service charges on deposit accounts	6,036	330	5,706
Debit card fees	4,936	(3,990)	8,926
Credit card fees	609	7	602
Gain on sale and fees on mortgage loans	2,974	(3,359)	6,333
Net gain on sale of available-for-sale securities	12	(19)	31
Net gain on sale of foreclosed assets	34	(1,050)	1,084
Net gain (loss) on sale of assets	930	940	(10)
Interest on loan recoveries	346	63	283
Other:
Check printing fees	20	(7)	27
Safe deposit rental fees	280	(10)	290
Credit life fees	141	(78)	219
Brokerage commissions	358	(16)	374
Wire transfer fees	387	(1)	388
Miscellaneous income	1,099	288	811
Total other	2,285	176	2,109
Total Noninterest Income	$28,007	$(6,874)	$34,881

Noninterest Expense. Total noninterest expense for the first quarter of 2023 was $57.26 million, a decrease of $1.97 million, or 3.32%, as compared to the same period of 2022. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio was 44.93% for the first quarter of 2023 compared to 44.16% for the same quarter in 2022.

Salaries, commissions and employee benefits for the first quarter of 2023 totaled $31.46 million, compared to $34.14 million for the same period in 2022. The net decrease reflected lower profit sharing expenses of $1.57 million, a $1.07 million decrease in mortgage incentive compensation expenses and a $572 thousand dollar decrease in medical expenses, offset by annual merit-based and other market-based pay increases that were effective March 1, 2023.

All other categories of noninterest expense for the first quarter of 2023 totaled $25.80 million, compared to $25.09 million in the same quarter a year ago. Noninterest expense, excluding salary related costs, for the three-months ended March 31, 2023 increased primarily due to increases in FDIC insurance premiums of $785 thousand due to the increased FDIC insurance base assessment rate effective January 1, 2023, offset by decreases in legal fees and other related costs of $428 thousand compared to the three-months ended March 31, 2022.

Table 4 - Noninterest Expense (dollars in thousands):

	Three-Months Ended March 31,
	2023	Increase (Decrease)	2022
Salaries, commissions and incentives (excluding mortgage)	$23,330	$538	$22,792
Mortgage salaries and incentives	1,897	(1,067)	2,964
Medical	2,319	(572)	2,891
Profit sharing	30	(1,568)	1,598
401(k) match expense	969	(13)	982
Payroll taxes	2,114	(55)	2,169
Stock based compensation	802	60	742
Total salaries and employee benefits	31,461	(2,677)	34,138
Net occupancy expense	3,430	205	3,225
Equipment expense	2,127	(130)	2,257
FDIC assessment fees	1,654	785	869
Debit card expense	3,199	231	2,968
Professional and service fees	2,365	140	2,225
Printing, stationery and supplies	710	170	540
Operational and other losses	931	335	596
Software amortization and expense	2,311	(146)	2,457
Amortization of intangible assets	228	(92)	320
Other:
Data processing fees	495	50	445
Postage	373	65	308
Advertising	593	(106)	699
Correspondent bank service charges	215	(39)	254
Telephone	830	65	765
Public relations and business development	882	88	794
Directors’ fees	666	(54)	720
Audit and accounting fees	620	107	513
Legal fees and other related costs	242	(428)	670
Regulatory exam fees	311	(84)	395
Travel	445	132	313
Courier expense	278	13	265
Other real estate owned	—	—	—
Other miscellaneous expense	2,890	(599)	3,489
Total other	8,840	(790)	9,630
Total Noninterest Expense	$57,256	$(1,969)	$59,225

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. As of March 31, 2023, total loans held-for-investment were $6.58 billion, an increase of $134.35 million, as compared to December 31, 2022. Total PPP loans outstanding were $155 thousand at March 31, 2023, which are included in the Company’s commercial loan totals.

As compared to year-end 2022 balances, total real estate loans increased $109.88 million, total commercial loans increased $37.66 million, agricultural loans increased $70 thousand, and total consumer loans decreased $13.26 million. Loans averaged $6.50 billion for the first quarter of 2023, an increase of $1.01 billion over the prior year first quarter average balances.

Our loan portfolio segments include C&I, Municipal, Agricultural, Construction and Development, Farm, Non-Owner Occupied and Owner Occupied CRE, Residential, Consumer Auto and Consumer Non-Auto. This segmentation allows for a more precise pooling of loans with similar credit risk characteristics and credit monitor procedures for the Company’s calculation of its allowance for credit losses.

Table 5 outlines the composition of the Company’s held-for-investment loans by portfolio segment.

Table 5 - Composition of Loans Held-for-Investment (dollars in thousands):

	March 31,		December 31,
	2023	2022	2022
Commercial:
C&I *	$954,686	$838,049	$917,317
Municipal	221,379	191,799	221,090
Total Commercial	1,176,065	1,029,848	1,138,407
Agricultural	77,017	82,883	76,947
Real Estate:
Construction & Development	921,190	806,211	959,426
Farm	307,706	225,942	306,322
Non-Owner Occupied CRE	737,117	636,160	732,089
Owner Occupied CRE	1,043,018	881,181	954,400
Residential	1,628,841	1,352,162	1,575,758
Total Real Estate	4,637,872	3,901,656	4,527,995
Consumer:
Auto	537,410	419,818	550,635
Non-Auto	147,851	131,964	147,884
Total Consumer	685,261	551,782	698,519
Total	$6,576,215	$5,566,169	$6,441,868

* All disclosures for the C&I loan segment include PPP loan balances, net of deferred fees and costs, as disclosed on the face of the consolidated balance sheet.

Loans held-for-sale, consisting of secondary market mortgage loans, totaled $12.00 million, $27.67 million, and $11.97 million at March 31, 2023 and 2022, and December 31, 2022, respectively. At March 31, 2023 and 2022, and December 31, 2022, $230 thousand, $5.29 million and $1.47 million, respectively, are valued using the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

The following tables summarize maturity information of our loan portfolio as of March 31, 2023. The tables also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

Maturity Distribution and Interest Sensitivity of Loans at March 31, 2023 (dollars in thousands):

Total Loans Held-for-Investment:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$378,863	$460,747	$97,100	$17,976	$954,686
Municipal	3,816	48,924	123,685	44,954	221,379
Total Commercial	382,679	509,671	220,785	62,930	1,176,065
Agricultural	56,659	18,673	1,685	—	77,017
Real Estate:
Construction & Development	455,622	171,832	186,093	107,643	921,190
Farm	16,835	29,326	181,871	79,674	307,706
Non-Owner Occupied CRE	27,052	208,578	377,470	124,017	737,117
Owner Occupied CRE	71,098	256,081	480,054	235,785	1,043,018
Residential	97,242	141,373	741,687	648,539	1,628,841
Total Real Estate	667,849	807,190	1,967,175	1,195,658	4,637,872
Consumer:
Auto	5,767	509,816	21,827	—	537,410
Non-Auto	27,546	95,944	18,497	5,864	147,851
Total Consumer	33,313	605,760	40,324	5,864	685,261
Total	$1,140,500	$1,941,294	$2,229,969	$1,264,452	$6,576,215
% of Total Loans	17.34%	29.52%	33.91%	19.23%	100.00%

Loans with fixed interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$68,286	$304,439	$12,905	$—	$385,630
Municipal	3,321	47,724	89,976	7,276	148,297
Total Commercial	71,607	352,163	102,881	7,276	533,927
Agricultural	12,160	12,695	308	—	25,163
Real Estate:
Construction & Development	176,818	97,765	43,319	4,138	322,040
Farm	4,673	21,403	111,788	1,022	138,886
Non-Owner Occupied CRE	14,879	153,057	68,894	249	237,079
Owner Occupied CRE	27,631	151,400	45,953	199	225,183
Residential	42,166	103,429	466,638	44,055	656,288
Total Real Estate	266,167	527,054	736,592	49,663	1,579,476
Consumer:
Auto	5,767	509,816	21,827	—	537,410
Non-Auto	22,823	93,378	18,174	5,546	139,921
Total Consumer	28,590	603,194	40,001	5,546	677,331
Total	$378,524	$1,495,106	$879,782	$62,485	$2,815,897
% of Total Loans	5.75%	22.74%	13.38%	0.95%	42.81%

Loans with variable interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$310,577	$156,308	$84,195	$17,976	$569,056
Municipal	495	1,200	33,709	37,678	73,082
Total Commercial	311,072	157,508	117,904	55,654	642,138
Agricultural	44,499	5,978	1,377	—	51,854
Real Estate:
Construction & Development	278,804	74,067	142,774	103,505	599,150
Farm	12,162	7,923	70,083	78,652	168,820
Non-Owner Occupied CRE	12,173	55,521	308,576	123,768	500,038
Owner Occupied CRE	43,467	104,681	434,101	235,586	817,835
Residential	55,076	37,944	275,049	604,484	972,553
Total Real Estate	401,682	280,136	1,230,583	1,145,995	3,058,396
Consumer:
Auto	—	—	—	—	—
Non-Auto	4,723	2,566	323	318	7,930
Total Consumer	4,723	2,566	323	318	7,930
Total	$761,976	$446,188	$1,350,187	$1,201,967	$3,760,318
% of Total Loans	11.59%	6.78%	20.53%	18.28%	57.19%

Of the $3.76 billion of variable interest rate loans shown above, loans totaling $1.4 billion mature or reprice over the next twelve months. Of this amount, approximately $1.3 billion will reprice immediately upon changes in the underlying index rate (primarily U.S. prime rate) with the remaining $120 million being subject to floors above or ceilings below the current index.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and foreclosed assets were $24.39 million at March 31, 2023, as compared to $28.75 million at March 31, 2022 and $24.33 million at December 31, 2022. As a percent of loans held-for-investment and foreclosed assets, these assets were 0.37% at March 31, 2023, as compared to 0.52% at March 31, 2022 and 0.38% at December 31, 2022. As a percent of total assets, these assets were 0.19% at March 31, 2023, as compared to 0.22% at March 31, 2022 and 0.19% at December 31, 2022. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at March 31, 2023.

Table 6 – Nonaccrual, Past Due 90 Days or More and Still Accruing, and Foreclosed Assets (dollars in thousands, except percentages):

	March 31,		December 31,
	2023	2022	2022
Nonaccrual loans	$24,171	$28,743	$24,325
Loans still accruing and past due 90 days or more	22	11	—
Total nonperforming loans (1)	24,193	28,754	24,325
Foreclosed assets	196	—	—
Total nonperforming assets	$24,389	$28,754	$24,325
As a % of loans held-for-investment and foreclosed assets	0.37%	0.52%	0.38%
As a % of total assets	0.19	0.22	0.19

(1) With the adoption of ASU 2022-02, effective January 1, 2023, TDR accounting has been eliminated.

We record interest payments received on nonaccrual loans as reductions of principal. Prior to the loans being placed on nonaccrual, we recognized interest income on these loans of approximately $963 thousand for the year ended December 31, 2022. If interest on these loans had been recognized on a full accrual basis during the year ended December 31, 2022, such income would have been approximately $2.32 million. Such amounts for the 2023 and 2022 interim periods were not significant.

Allowance for Credit Losses. The allowance for credit losses is the amount we determine as of a specific date to be appropriate to absorb current expected credit losses on existing loans. For a discussion of our methodology, see our accounting policies in Note 1 to the Consolidated Financial Statements (unaudited).

The provision for loan losses of $4.71 million for the three-months ended March 31, 2023 is combined with the reversal of provision for unfunded commitments of $1.93 million and reported in the net aggregate of $2.78 million under the provision for credit losses in the consolidated statements of earnings for the three-months ended March 31, 2023. The provision for loan losses of $3.75 million for the three-months ended March 31, 2022 is combined with the provision for unfunded commitments of $1.04 million and reported in the aggregate of $4.78 million under the provision for credit losses in the consolidated statements of earnings for the three-months ended March 31, 2022.

As a percent of average loans, net loan recoveries were 0.02% for the first quarter of 2023, as compared to charge-offs of 0.02% for the first quarter of 2022. The allowance for credit losses as a percent of loans held-for-investment was 1.23% as of March 31, 2023, as compared to 1.20% and 1.18% as of March 31, 2022 and December 31, 2022, respectively.

Table 7 - Loan Loss Experience and Allowance for Credit Losses (dollars in thousands, except percentages):

	Three-Months Ended March 31,
	2023	2022
Allowance for credit losses at period-end	$80,818	$66,913
Loans held-for-investment at period-end	6,576,215	5,566,169
Average loans for period	6,500,332	5,487,538
Net charge-offs (recoveries)/average loans (annualized)	(0.02)%	0.02%
Allowance for loan losses/period-end loans held-for-investment	1.23%	1.20%
Allowance for loan losses/nonaccrual loans, past due 90 days still accruing and restructured loans	334.06%	232.71%

Interest-Bearing Demand Deposits in Banks. The Company had interest-bearing deposits in banks of $221.34 million at March 31, 2023 compared to $394.57 million at March 31, 2022 and $37.39 million at December 31, 2022, respectively. At March 31, 2023, interest-bearing deposits in banks included $214.13 million maintained at the Federal Reserve Bank of Dallas and $7.21 million on deposit with the FHLB.

Available-for-Sale Securities. At March 31, 2023, securities with a fair value of $5.30 billion were classified as securities available-for-sale. As compared to December 31, 2022, the available-for-sale portfolio at March 31, 2023 reflected (i) an increase of $5.69 million in U.S. Treasury securities, (ii) an increase of $1.83 million in corporate bonds and other securities, (iii) a decrease of $125.00 million in obligations of states and political subdivisions, and (iv) a decrease of $58.33 million in mortgage-backed securities. Fluctuations in the available-for-sale securities portfolio balances were primarily driven by sales during the first quarter ended March 31, 2023, somewhat offset by improvements in the gross unrealized holding losses due to rate changes. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See the below table and Note 2 to the Consolidated Financial Statements (unaudited) for additional disclosures relating to the maturities and fair values of the investment portfolio at March 31, 2023 and 2022, and December 31, 2022.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at March 31, 2023 (dollars in thousands, except percentages):

	Maturing by Contractual Maturity
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$59,730	2.20%	$428,512	1.85%	$—	—%	$—	—%	$488,242	1.90%
Obligations of states and political subdivisions	132,130	4.34	230,322	3.21	1,109,536	2.51	301,624	2.67	1,773,612	2.77
Corporate bonds and other securities	3,977	2.77	71,850	2.83	27,770	1.74	—	—	103,597	2.53
Mortgage-backed securities	68,501	2.75	689,385	2.40	1,633,735	1.86	541,485	2.24	2,933,106	2.08
Total	$264,338	3.42%	$1,420,069	2.39%	$2,771,041	2.12%	$843,109	2.39%	$5,298,557	2.30%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 21%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.

As of March 31, 2023, the investment portfolio had an overall tax equivalent yield of 2.30%, a weighted average life of 7.07 years and modified duration of 5.95 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $10.94 billion as of March 31, 2023, as compared to $11.00 billion as of March 31, 2022 and $11.01 billion as of December 31, 2022.

Table 9 provides a breakdown of average deposits and rates paid over the three month periods ended March 31, 2023 and 2022, respectively.

Table 9 - Composition of Average Deposits (dollars in thousands, except percentages):

	Three-Months Ended March 31,
	2023		2022
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,860,472	—%	$3,827,451	—%
Interest-bearing deposits:
Interest-bearing checking	3,487,828	0.99	3,621,493	0.08
Savings and money market accounts	2,945,372	1.32	2,824,201	0.06
Time deposits under $250,000	407,687	2.01	308,116	0.22
Time deposits of $250,000 or more	239,631	2.88	144,249	0.28
Total interest-bearing deposits	7,080,518	1.25%	6,898,059	0.08%
Total average deposits	$10,940,990		$10,725,510
Total cost of deposits		0.81%		0.05%

The estimated amount of uninsured and uncollateralized deposits including related accrued and unpaid interest is approximately $3.94 billion as of March 31, 2023.

Borrowings. Included in borrowings were federal funds purchased, securities sold under repurchase agreements, advances from the FHLB and other borrowings of $632.93 million, $758.60 million and $642.51 million at March 31, 2023 and 2022, and December 31, 2022, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowings. The average balance of federal funds purchased, securities sold under repurchase agreements, advances from the FHLB and other borrowings were $625.14 million and $781.31 million in the first quarters of 2023 and 2022, respectively. The weighted average interest rates paid on these borrowings were 2.21% and 0.10% for the first quarters of 2023 and 2022, respectively.

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

	Percentage change in net interest income:
Change in interest rates:	March 31,		December 31,
(in basis points)	2023	2022	2022
+400	3.63%	9.17%	5.13%
+300	2.64%	7.26%	3.86%
+200	2.33%	5.36%	3.13%
+100	1.79%	3.15%	2.09%
-100	(2.12)%	(3.66)%	(2.66)%
-200	(4.60)%	(8.22)%	(5.47)%
-300	(7.53)%	(11.98)%	(8.54)%
-400	(7.79)%	(12.27)%	(10.31)%

The results for the net interest income simulations as of March 31, 2023 and 2022, and December 31, 2022 resulted in an asset sensitive position. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability management committee oversees and monitors this risk.

The fair value of our investment securities classified as available-for-sale totaled $5.30 billion at March 31, 2023. During the three months ended March 31, 2023, the corresponding unrealized loss before taxes on the portfolio of $677.99 million at December 31, 2022, decreased to unrealized loss before taxes of $580.48 million at March 31, 2023, which is recorded net of taxes in accumulated other comprehensive earnings (loss) in shareholders' equity. The unrealized gains or losses, net of taxes, on the portfolio are excluded from the calculation of all regulatory capital ratios. The changes in the fair value were driven by changes in interest rates based on expected actions by the Federal Reserve Board and other market conditions. The overall valuation of the portfolio is most correlated to the 5-year U.S. Treasury rates based on the composition and duration of the portfolio. At March 31, 2023, the 5-year U.S. Treasury rate was 3.58% compared to 4.01% at December 31, 2022, representing a 43 basis point decrease during the first three months of 2023. As of March 31, 2023, an increase of 100 basis points in the 5-year U.S. Treasury rate would result in an increase to unrealized losses by approximately $270 million before taxes, while a 100 basis point decrease in the same rate would result in a decrease to unrealized losses by approximately $230 million before taxes. We believe that we have the ability to hold these securities based on our overall liquidity and intent to hold the portfolio.

Capital and Liquidity

Capital. We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $1.37 billion, or 10.55% of total assets at March 31, 2023, as compared to $1.49 billion, or 11.18% of total assets at March 31, 2022, and $1.27 billion, or 9.76% of total assets at December 31, 2022. Included in shareholders' equity at March 31, 2023, 2022, and December 31, 2022 were $458.25 million, $209.58 million and $535.23 million, respectively, in unrealized losses on investment securities available-for-sale, net of related income taxes, although such amount is excluded from and does not impact regulatory capital. For the first quarter of 2023, total shareholders’ equity averaged $1.31 billion, or 10.10% of average assets, as compared to $1.68 billion, or 12.66% of average assets, during the same period in 2022.

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

As of March 31, 2023 and 2022, and December 31, 2022, we had a total risk-based capital ratio of 19.79%, 20.01% and 19.29%, a Tier 1 capital to risk-weighted assets ratio of 18.68%, 19.00% and 18.22%; a common equity Tier 1 to risk-weighted assets ratio of 18.68%, 19.00% and 18.22% and a Tier 1 leverage ratio of 11.53%, 10.78% and 10.96%, respectively. The regulatory capital ratios as of March 31, 2023 and 2022, and December 31, 2022 were calculated under Basel III rules.

The regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of March 31, 2023:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,620,432	19.79%	$859,545	10.50%	$818,615	10.00%
First Financial Bank, N.A	$1,495,532	18.31%	$857,688	10.50%	$816,846	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,529,217	18.68%	$695,822	8.50%	$491,169	6.00%
First Financial Bank, N.A	$1,404,316	17.19%	$694,319	8.50%	$653,477	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,529,217	18.68%	$573,030	7.00%	$—	N/A
First Financial Bank, N.A	$1,404,316	17.19%	$571,792	7.00%	$530,950	6.50%
Leverage Ratio:
Consolidated	$1,529,217	11.53%	$327,446	4.00%	$—	N/A
First Financial Bank, N.A	$1,404,316	10.63%	$326,738	4.00%	$408,423	5.00%

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of March 31, 2022:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,469,193	20.01%	$770,926	10.50%	$734,216	10.00%
First Financial Bank, N.A	$1,315,543	17.96%	$769,254	10.50%	$732,623	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,394,808	19.00%	$624,083	8.50%	$440,529	6.00%
First Financial Bank, N.A	$1,241,158	16.94%	$622,729	8.50%	$586,098	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,394,808	19.00%	$513,951	7.00%	$—	N/A
First Financial Bank, N.A	$1,241,158	16.94%	$512,836	7.00%	$476,205	6.50%
Leverage Ratio:
Consolidated	$1,394,808	10.78%	$517,596	4.00%	$—	N/A
First Financial Bank, N.A	$1,241,158	9.62%	$515,926	4.00%	$644,908	5.00%

	Actual		Minimum Capital Required Basel III		Required to be Considered Well- Capitalized
As of December 31, 2022:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,586,888	19.29%	$863,622	10.50%	$822,497	10.00%
First Financial Bank, N.A	$1,442,902	17.58%	$861,860	10.50%	$820,819	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,498,731	18.22%	$699,122	8.50%	$493,498	6.00%
First Financial Bank, N.A	$1,354,745	16.50%	$697,696	8.50%	$656,655	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,498,731	18.22%	$575,748	7.00%	—	N/A
First Financial Bank, N.A	$1,354,745	16.50%	$574,573	7.00%	$533,532	6.50%
Leverage Ratio:
Consolidated	$1,498,731	10.96%	$546,983	4.00%	—	N/A
First Financial Bank, N.A	$1,354,745	9.95%	$544,886	4.00%	$681,107	5.00%

In connection with the adoption of the Basel III regulatory capital framework, our subsidiary bank made the election to continue to exclude accumulated other comprehensive income from available-for-sale securities (“AOCI”) from capital in connection with its quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

Liquidity. Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and other borrowings (see below) and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2023 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At March 31, 2023, there were no amounts drawn on these lines of credit. Our subsidiary bank also has (i) an available line of credit with the FHLB totaling $2.40 billion at March 31, 2023, secured by portions of our loan portfolio and certain investment securities, and (ii) access to the Federal Reserve Bank of Dallas lending program, including the new Bank Term Funding Program, secured by portions of certain investment securities. At March 31, 2023, the Company did not have any balances under these lines.

The Company renewed its loan agreement, effective June 30, 2021, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2023, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2023. If a balance exists at June 30, 2023, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at The Wall Street Journal Prime Rate. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 36% (low) in 2021 and 2020 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at March 31, 2023. There was no outstanding balance under the line of credit as of March 31, 2023 and 2022, or December 31, 2022.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $94.58 million at March 31, 2023, investment securities which totaled $2.25 million at March 31, 2023 and mature over 7 to 8 years, available dividends from our subsidiaries which totaled $371.21 million at March 31, 2023, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of March 31, 2023, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. We are monitoring closely the impact to the financial system due to the recent failures of three mid-size banks. Given the diversified core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

Off-Balance Sheet (“OBS”)/Reserve for Unfunded Commitments. We are a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our consolidated balance sheets. At March 31, 2023, the Company’s reserve for unfunded commitments totaled $10.40 million which is recorded in other liabilities.

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

Table 10 – Commitments as of March 31, 2023 (dollars in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$1,057,640
Unfunded commitments to extend credit	819,679
Standby letters of credit	49,006
Total commercial commitments	$1,926,325

We believe we have no other OBS arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements. The above table does not include balances related to the Company’s IRLC and forward mortgage-backed security trades. Total commercial commitments were $1.93 billion at March 31, 2023, compared to $1.84 billion at March 31, 2022, and $2.07 billion at December 31, 2022.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At March 31, 2023, $371.21 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $2.50 million and $4.50 million for the three-months ended March 31, 2023 and 2022, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 35% to 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 46.16% and 38.25% of net earnings for the first three months of 2023 and 2022, respectively. Given our current capital position, projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy. On April 25, 2023, the Board of Directors declared a $0.18 per share cash dividend for the second quarter of 2023, a 5.88% increase over the dividend declared in the first quarter of 2023. The record date for this dividend will be June 15, 2023, payable on July 3, 2023.

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

Item 4. Controls and Procedures.

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

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

Item 1A. Risk Factors.

Other than the risk factor set forth below, there has been no material change in the risk factors previously disclosed under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity, may have a material effect on the Company’s operations.

Recent events relating to the failures of certain banking entities in March 2023, i.e. Silicon Valley Bank and Signature Bank, have caused general uncertainty and concern regarding the liquidity adequacy of the banking sector as a whole. Although we were not directly affected by these bank failures, the resulting speed and ease in which news, including social media commentary, led depositors to withdraw or attempt to withdraw their funds from these and other financial institutions as well as caused the stock prices of many financial institutions to become volatile. In the future, events such as these bank failures could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our customers.

In response to these failures and the resulting market reaction, the Secretary of the Treasury approved actions enabling the FDIC to complete its resolutions of the failed banks in a manner that fully protects depositors by utilizing the Deposit Insurance Fund, including the use of Bridge Banks to assume all of the deposit obligations of the failed banks, while leaving unsecured lenders and equity holders of such institutions exposed to losses. In addition, the Federal Reserve Bank announced it would make available additional funding to eligible depository institutions under a Bank Term Funding Program to help assure banks have the ability to meet the needs of all their depositors. In an effort to strengthen public confidence in the banking system and protect depositors, regulators announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which could increase the cost of our FDIC insurance assessments. However, it is uncertain whether these steps by the government will be sufficient to calm the financial markets, reduce the risk of significant depositor withdrawals at other institutions and thereby reduce the risk of additional bank failures. As a result of this uncertainty, we face the potential for reputational risk, deposit outflows, increased costs and competition for liquidity, and increased credit risk which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Not Applicable

Item 6. Exhibits.

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q filed July 30, 2019).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed April 3, 2020).

3.3	—	Amendment to the Amended and Restated Bylaws of the Registrant, dated July 27, 2021 (incorporated by reference from Exhibit 3.3 to the Registrant's Form 10-Q filed August 2, 2021).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

4.2	—	Description of Registrant’s Securities (incorporated by reference from Exhibit 4.2 of the Registrant’s Form 10-K filed February 22, 2023).

10.1	—

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

FIRST FINANCIAL BANKSHARES, INC.
Date: May 3, 2023	By:	/s/ F. Scott Dueser
F. Scott Dueser
Chairman of the Board, President and Chief Executive Officer

Date: May 3, 2023	By:	/s/ Michelle S. Hickox
Michelle S. Hickox
Executive Vice President and
Chief Financial Officer, Secretary and Treasurer