Form 10-Q
period 2023-06-30
FIRST FINANCIAL BANKSHARES INC
filed 2023-08-02
CIK 36029

2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 2, 2023
Common Stock, $0.01 par value per share	142,741,196

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. and Subsidiaries (the “Company” or “we”) at June 30, 2023 and 2022 (unaudited), and December 31, 2022, and the consolidated statements of earnings, comprehensive earnings (loss) and shareholders’ equity for the three and six-months ended June 30, 2023 and 2022 (unaudited), and the consolidated statements of cash flows for the six-months ended June 30, 2023 and 2022 (unaudited) and notes to consolidated financial statements (unaudited), follow on pages 4 through 40.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30,		December 31,
	2023	2022	2022
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$255,018	$242,665	$293,286
INTEREST-BEARING DEMAND DEPOSITS IN BANKS	23,839	222,899	37,392
Total cash and cash equivalents	278,857	465,564	330,678
SECURITIES AVAILABLE-FOR-SALE, at fair value (amortized cost of these securities was $5,687,352, $6,722,336 and $6,152,348 as of June 30, 2023 and 2022, and December 31, 2022, respectively)	5,066,262	6,215,036	5,474,359
LOANS:
Held-for-investment, excluding PPP loans	6,777,429	5,876,281	6,441,699
PPP loans	141	2,301	169
Total loans held-for-investment	6,777,570	5,878,582	6,441,868
Less—allowance for credit losses	(86,541)	(71,932)	(75,834)
Net loans held-for-investment	6,691,029	5,806,650	6,366,034
Held-for-sale ($18,089, $23,848 and $10,497 at fair value at June 30, 2023 and 2022, and December 31, 2022, respectively)	19,220	26,445	11,965
BANK PREMISES AND EQUIPMENT, net	152,876	149,280	152,973
INTANGIBLE ASSETS, net	315,078	316,139	315,534
OTHER ASSETS	302,115	281,098	322,523
Total assets	$12,825,437	$13,260,212	$12,974,066
LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$3,578,483	$4,104,034	$4,061,788
INTEREST-BEARING DEPOSITS	7,229,077	7,018,949	6,943,719
Total deposits	10,807,560	11,122,983	11,005,507
DIVIDENDS PAYABLE	25,714	—	24,278
BORROWINGS	587,656	768,364	642,507
OTHER LIABILITIES	37,274	39,847	36,037
Total liabilities	11,458,204	11,931,194	11,708,329
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
COMMON STOCK — ($0.01 par value, authorized 200,000,000 shares; 142,741,196, 142,586,601 and 142,657,871 shares issued at June 30, 2023 and 2022, and December 31, 2022, respectively)	1,427	1,426	1,427
CAPITAL SURPLUS	680,676	675,653	677,593
RETAINED EARNINGS	1,175,410	1,052,453	1,121,945
TREASURY STOCK (shares at cost: 927,608, 937,924 and 929,210 at June 30, 2023 and 2022, and December 31, 2022, respectively)	(11,466)	(10,656)	(11,035)
DEFERRED COMPENSATION	11,466	10,656	11,035
ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS), net	(490,280)	(400,514)	(535,228)
Total shareholders’ equity	1,367,233	$1,329,018	1,265,737
Total liabilities and shareholders’ equity	$12,825,437	$13,260,212	$12,974,066

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS—(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2023	2022	2023	2022
INTEREST INCOME:
Interest and fees on loans	$98,067	$68,158	$187,076	$132,656
Interest on investment securities:
Taxable	20,033	19,151	40,815	36,974
Exempt from federal income tax	9,321	14,120	19,388	28,712
Interest on federal funds sold and interest-bearing demand deposits in banks	1,584	552	3,234	648
Total interest income	129,005	101,981	250,513	198,990
INTEREST EXPENSE:
Interest on deposits	27,629	2,966	49,441	4,336
Interest on borrowings	5,510	233	8,920	433
Total interest expense	33,139	3,199	58,361	4,769
Net interest income	95,866	98,782	192,152	194,221
PROVISION FOR CREDIT LOSSES	5,573	5,350	8,354	10,132
Net interest income after provision for credit losses	90,293	93,432	183,798	184,089
NONINTEREST INCOME:
Trust fees	9,883	9,742	19,728	19,559
Service charges on deposit accounts	6,310	6,038	12,346	11,744
Debit card fees	6,720	9,868	11,656	18,795
Credit card fees	711	700	1,320	1,301
Gain on sale and fees on mortgage loans	3,534	5,728	6,508	12,061
Net gain on sale of available-for-sale securities	46	1,648	58	1,679
Net gain (loss) on sale of foreclosed assets	(1)	18	33	1,102
Net gain (loss) on sale of other assets	—	6	930	(4)
Interest on loan recoveries	475	1,649	821	1,932
Other	2,269	1,920	4,554	4,029
Total noninterest income	29,947	37,317	57,954	72,198
NONINTEREST EXPENSE:
Salaries, commissions and employee benefits	31,766	33,147	63,227	67,285
Net occupancy expense	3,423	3,292	6,853	6,517
Equipment expense	2,198	2,346	4,325	4,603
FDIC insurance premiums	1,417	904	3,071	1,773
Debit card expense	3,221	3,200	6,420	6,164
Professional and service fees	2,397	2,191	4,762	4,415
Printing, stationery and supplies	740	501	1,450	1,041
Operational and other losses	856	782	1,787	1,378
Software amortization and expense	2,519	2,522	4,830	4,979
Amortization of intangible assets	228	320	456	640
Other	8,848	9,128	17,688	18,763
Total noninterest expense	57,613	58,333	114,869	117,558
EARNINGS BEFORE INCOME TAXES	62,627	72,416	126,883	138,729
INCOME TAX EXPENSE	11,754	11,922	23,442	22,263
NET EARNINGS	$50,873	$60,494	$103,441	$116,466
NET EARNINGS PER SHARE, BASIC	$0.36	$0.42	$0.72	$0.82
NET EARNINGS PER SHARE, DILUTED	$0.36	$0.42	$0.72	$0.81
DIVIDENDS PER SHARE	$0.18	$0.17	$0.35	$0.32

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) —(UNAUDITED)

(Dollars in thousands)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2023	2022	2023	2022
NET EARNINGS	$50,873	$60,494	$103,441	$116,466
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for- sale, before income taxes	(40,500)	(240,038)	56,954	(630,937)
Reclassification adjustment for realized gains on investment securities included in net earnings, before income taxes	(46)	(1,648)	(58)	(1,679)
Total other items of comprehensive earnings (loss)	(40,546)	(241,686)	56,896	(632,616)
Income tax benefit (expense) related to:
Change in unrealized gain (loss) on investment securities available-for- sale	8,506	50,409	(11,960)	132,497
Reclassification adjustment for realized gains on investment securities included in net earnings	9	346	12	353
Total income tax benefit (expense)	8,515	50,754	(11,948)	132,849
COMPREHENSIVE EARNINGS (LOSS)	$18,842	$(130,438)	$148,389	$(383,301)

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive Earnings	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Loss)	Equity
Balances at March 31, 2022 (unaudited)	142,704,495	$1,427	$680,665	$1,016,239	(936,847)	$(10,404)	$10,404	$(209,582)	$1,488,749
Net earnings (unaudited)	—	—	—	60,494	—	—	—	—	60,494
Stock option exercises (unaudited)	61,834	1	1,424	—	—	—	—	—	1,425
Restricted stock grant/forfeiture, net (unaudited)	12,259	—	651	—	—	—	—	—	651
Cash dividends declared, $0.17 per share (unaudited)	—	—	—	(24,280)	—	—	—	—	(24,280)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(190,932)	(190,932)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(1,077)	(252)	252	—	—
Stock option expense (unaudited)	—	—	316	—	—	—	—	—	316
Shares repurchased under stock repurchase authorization (unaudited)	(191,987)	(2)	(7,403)	—	—	—	—	—	(7,405)
Balances at June 30, 2022 (unaudited)	142,586,601	$1,426	$675,653	$1,052,453	(937,924)	$(10,656)	$10,656	$(400,514)	$1,329,018
Balances at March 31, 2023 (unaudited)	142,703,531	$1,427	$679,429	$1,150,246	(927,789)	$(11,271)	$11,271	$(458,249)	$1,372,853
Net earnings (unaudited)	—	—	—	50,873	—	—	—	—	50,873
Stock option exercises (unaudited)	12,475	—	215	—	—	—	—	—	215
Restricted stock grant/forfeiture, net (unaudited)	25,190	—	587	—	—	—	—	—	587
Cash dividends declared, $0.18 per share (unaudited)	—	—	—	(25,709)	—	—	—	—	(25,709)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—		—	—	—	(32,031)	(32,031)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	181	(195)	195	—	—
Stock option expense (unaudited)	—	—	445	—	—	—	—	—	445
Balances at June 30, 2023 (unaudited)	142,741,196	$1,427	$680,676	$1,175,410	(927,608)	$(11,466)	$11,466	$(490,280)	$1,367,233

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock				Deferred	Accumulated Other Comprehensive Earnings	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares		Amounts		Compensation	(Loss)	Equity
Balances at December 31, 2021	142,532,116	$1,425	$676,871	$981,675	(936,897)		$(10,090)		$10,090	$99,253	$1,759,224
Net earnings (unaudited)	—	—	—	116,466	—		—		—	—	116,466
Stock option exercises (unaudited)	234,585	3	4,343	—	—		—		—	—	4,346
Restricted stock grant/forfeiture, net (unaudited)	11,887	—	1,210	—	—		—		—	—	1,210
Cash dividends declared, $0.32 per share (unaudited)	—	—	—	(45,688)	—		—		—	—	(45,688)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—		—		—	(499,767)	(499,767)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(1,027)		(566)		566	—	—
Stock option expense (unaudited)	—	—	632	—	—	—	—	—	—	—	632
Shares repurchased under stock repurchase authorization (unaudited)	(191,987)	(2)	(7,403)	—	—		—		—	—	(7,405)
Balances at June 30, 2022 (unaudited)	142,586,601	$1,426	$675,653	$1,052,453	(937,924)		$(10,656)		$10,656	$(400,514)	$1,329,018
Balances at December 31, 2022	142,657,871	$1,427	$677,593	$1,121,945	(929,210)		$(11,035)		$11,035	$(535,228)	$1,265,737
Net earnings (unaudited)	—	—	—	103,441	—		—		—	—	103,441
Stock option exercises (unaudited)	60,095	—	1,128	—	—		—		—	—	1,128
Restricted stock grant/forfeiture, net (unaudited)	23,230	—	1,066	—	—		—		—	—	1,066
Cash dividends declared, $0.35 per share (unaudited)	—	—	—	(49,976)	—		—		—	—	(49,976)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—		—		—	44,948	44,948
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	1,602		(431)		431	—	—
Stock option expense (unaudited)	—	—	889	—	—		—		—	—	889
Balances at June 30, 2023 (unaudited)	142,741,196	$1,427	$680,676	$1,175,410	(927,608)		$(11,466)		$11,466	$(490,280)	$1,367,233

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)

(Dollars in thousands)

	Six-Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$103,441	$116,466
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,268	6,436
Provision for credit losses	8,354	10,132
Securities premium amortization, net	27,151	38,727
Discount accretion on purchased loans	—	(746)
Gain on sale of securities and other assets, net	(1,021)	(2,777)
Deferred federal income tax benefit	1,555	1,421
Change in loans held-for-sale	(7,167)	10,980
Change in other assets	9,397	(1,077)
Change in other liabilities	5,001	(21,216)
Total adjustments	49,538	41,880
Net cash provided by operating activities	152,979	158,346
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	207,287	188,363
Maturities	233,935	2,615,256
Purchases	(3,322)	(3,115,482)
Net increase in loans held-for-investment	(336,122)	(487,862)
Purchases of bank premises and equipment	(8,966)	(5,245)
Proceeds from sale of bank premises and equipment and other assets	2,598	6
Net cash provided by (used in) investing activities	95,410	(804,964)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	(483,305)	323,804
Net increase in interest-bearing deposits	285,358	232,691
Net change in borrowings	(54,851)	97,212
Common stock transactions:
Proceeds from stock option exercises	1,128	4,346
Dividends paid	(48,540)	(67,054)
Repurchases of stock	—	(7,405)
Net cash provided by (used in) financing activities	(300,210)	583,594
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(51,821)	(63,024)
CASH AND CASH EQUIVALENTS, beginning of period	330,678	528,588
CASH AND CASH EQUIVALENTS, end of period	$278,857	$465,564
SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$51,327	$4,567
Federal income taxes paid	25,032	20,981
Transfer of loans to other real estate	190	—
Restricted stock grant	1,066	1,210

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company,” “we” or “us”) is a financial holding company which owns all of the capital stock of one bank with 79 locations located in Texas as of June 30, 2023. The Company’s subsidiary bank is First Financial Bank, N.A. The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which First Financial Bank, N.A. is located. In addition, the Company also owns First Financial Trust & Asset Management Company, N.A., First Financial Insurance Agency, Inc., First Technology Services, Inc., FB Investment Paris Fund, LLC, and FFB Portfolio Management, Inc.

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

Stock Repurchase

On July 27, 2021, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 common shares through July 31, 2023. On July 25, 2023, the Company's Board of Directors renewed the prior authorization through July 31, 2024. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades, or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through June 30, 2023, 244,559 shares were repurchased and retired (all during the months of June and July 2022) at an average price of $38.61. The Company did not repurchase any shares during the first half of 2023.

Other Recently Issued and Effective Authoritative Accounting Guidance

ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU 2020-04 was effective upon issuance, and based upon the amendments provided in ASU 2022-06 discussed below, can generally be applied through December 31, 2024. The adoption of ASU 2020-04 did not have a significant impact on our financial statements.

ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” ASU 2021-01 clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance, and based upon the amendments provided in ASU 2022-06 discussed below, can generally be applied through December 31, 2024. The adoption of ASU 2021-01 did not have a significant impact on our financial statements.

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

ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848." ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance provided by ASU 2020-04 and ASU 2021-01, which are discussed above. ASU 2022-06, which was effective upon issuance, defers the sunset date of this prior guidance from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief guidance in Topic 848. The adoption of ASU 2022-06 did not have a significant impact on our financial statements.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of securities and report accrued interest separately in other assets on the consolidated balance sheets. A security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to securities reversed against interest income for the three and six-months ended June 30, 2023 and 2022.

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

At June 30, 2023 and 2022, and December 31, 2022, no allowance for credit losses - available-for-sale securities was recorded.

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

At June 30, 2023 and 2022, and December 31, 2022, the Company held no securities that were classified as held-to-maturity.

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

Allowance for Credit Losses - Off-Balance-Sheet/Reserve for Unfunded Commitments

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. These obligations include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. At June 30, 2023 and 2022, and December 31, 2022, the Company’s reserve for unfunded commitments totaled $9,449,000, $8,718,000 and $12,323,000, respectively, which is included in other liabilities in the consolidated balance sheet.

Other Real Estate

Other real estate owned is foreclosed property held pending disposition and is initially recorded at fair value, less estimated costs to sell, and is included in other assets in the consolidated balance sheet. At foreclosure, if the fair value of the real estate, less estimated costs to sell, is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Any subsequent reduction in value is recognized by a charge to income. Operating and holding expenses of such properties, net of related income, and gains/losses on their disposition are included in net gain (loss) on sale of foreclosed assets as incurred.

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

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year. There was no impairment recorded during the six-months ended June 30, 2023 or 2022, respectively.

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

Accumulated Other Comprehensive Earnings (Loss)

Unrealized net losses on the Company’s available-for-sale securities, net of applicable income taxes, totaled $490,280,000, $400,514,000 and $535,228,000 at June 30, 2023, and 2022, and December 31, 2022, respectively, are included in accumulated other comprehensive earnings (loss) as a separate component of shareholders' equity.

Income Taxes

The Company’s provision for income taxes is based on income before income taxes adjusted for permanent differences between financial reporting and taxable income. Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. As of June 30, 2023, and 2022, and December 31, 2022, deferred tax assets totaled $133,016,000, $109,450,000 and $145,511,000, respectively, and were included in other assets on the consolidated balance sheets.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value using the Black-Scholes model of the shares at the grant date. The grant date fair value is amortized over the vesting period which generally is five or six years. The Company also grants restricted stock and/or units for a fixed number of shares which generally vests over periods of one to three years, and performance stock units which vest over a 3-year period based on Company performance metrics relative to a defined peer group. For stock option grants, the exercise price is established based on the closing trading price. No adjustments have been necessary to properly value the grant based on the terms or other conditions of the grants. Expense is recognized based on the fair value of the portion of stock-based payment awards that ultimately expected to vest, reduced for forfeitures based on grant-date fair value. See Note 8 for further information.

Advertising Costs

Advertising costs are expensed as incurred.

Per Share Data

Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. The Company calculates dilutive EPS assuming all outstanding stock options to purchase common shares and unvested restricted stock shares and units have been exercised and/or vested at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is reflected by application of the treasury stock method, whereby the proceeds from the exercised options and unearned compensation for both restricted stock and stock options are assumed to be used to purchase common shares at the average market price during the respective period. There were 778,000 and 485,000 anti-dilutive shares for the three and six-months ended June 30, 2023, respectively, that were excluded from the computation of EPS. There were 207,000 and 209,000 anti-dilutive shares for the three and six-months ended June 30, 2022, respectively, that were excluded from the computation of EPS. The following table reconciles the computation of basic EPS to diluted EPS:

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended June 30, 2023:
Net earnings per share, basic	$50,873	142,700,905	$0.36
Effect of stock options and stock grants	—	386,650	—
Net earnings per share, diluted	$50,873	143,087,555	$0.36

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended June 30, 2022:
Net earnings per share, basic	$60,494	142,682,251	$0.42
Effect of stock options and stock grants	—	556,418	—
Net earnings per share, diluted	$60,494	143,238,669	$0.42

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the six-months ended June 30, 2023:
Net earnings per share, basic	$103,441	142,683,322	$0.72
Effect of stock options and stock grants	—	344,181	—
Net earnings per share, diluted	$103,441	143,027,503	$0.72

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the six-months ended June 30, 2022:
Net earnings per share, basic	$116,466	142,620,838	$0.82
Effect of stock options and stock grants	—	652,553	(0.01)
Net earnings per share, diluted	$116,466	143,273,391	$0.81

Note 2 - Securities

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, allowance for credit losses and the fair value of available-for-sale securities are as follows (dollars in thousands):

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$508,124	$—	$(24,348)	$483,776
Obligations of states and political subdivisions	1,859,193	405	(166,634)	1,692,964
Residential mortgage-backed securities	2,875,699	2	(402,760)	2,472,941
Commercial mortgage-backed securities	331,829	—	(17,442)	314,387
Corporate bonds and other	112,507	—	(10,313)	102,194
Total securities available-for-sale	$5,687,352	$407	$(621,497)	$5,066,262

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$501,098	$12	$(14,752)	$486,358
Obligations of states and political subdivisions	2,419,232	7,737	(182,365)	2,244,604
Residential mortgage-backed securities	3,265,654	399	(301,149)	2,964,904
Commercial mortgage-backed securities	423,168	476	(8,819)	414,825
Corporate bonds and other	113,184	88	(8,927)	104,345
Total securities available-for-sale	$6,722,336	$8,712	$(516,012)	$6,215,036

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$508,275	$11	$(25,737)	$482,549
Obligations of states and political subdivisions	2,104,193	1,217	(206,799)	1,898,611
Residential mortgage-backed securities	3,034,120	8	(417,562)	2,616,566
Commercial mortgage-backed securities	392,914	1	(18,046)	374,869
Corporate bonds and other	112,846	-	(11,082)	101,764
Total securities available-for-sale	$6,152,348	$1,237	$(679,226)	$5,474,359

The Company did not hold any securities classified as held-to-maturity at June 30, 2023, June 30, 2022, or December 31, 2022.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at June 30, 2023 and 2022, and December 31, 2022, were computed by using scheduled amortization of balances and historical prepayment rates.

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2023, by contractual and expected maturity, are shown below (dollars in thousands):

	Amortized	Estimated
	Cost Basis	Fair Value
Due within one year	$326,804	$320,734
Due after one year through five years	1,487,053	1,379,040
Due after five years through ten years	2,817,340	2,473,140
Due after ten years	1,056,155	893,348
Total	$5,687,352	$5,066,262

The following tables disclose as of June 30, 2023 and 2022, and December 31, 2022, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
June 30, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$47,498	$1,614	$436,278	$22,734	$483,776	$24,348
Obligations of states and political subdivisions	137,728	1,838	1,457,431	164,796	1,595,159	166,634
Residential mortgage-backed securities	68,439	3,609	2,403,837	399,151	2,472,276	402,760
Commercial mortgage-backed securities	99,347	4,771	215,040	12,671	314,387	17,442
Corporate bonds and other	38,042	1,282	64,152	9,031	102,194	10,313
Total	$391,054	$13,114	$4,576,738	$608,383	$4,967,792	$621,497

	Less than 12 Months		12 Months or Longer		Total
June 30, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$466,438	$14,752	$—	$—	$466,438	$14,752
Obligations of states and political subdivisions	1,623,146	178,446	24,038	3,919	1,647,184	182,365
Residential mortgage-backed securities	2,631,511	266,352	277,404	34,797	2,908,915	301,149
Commercial mortgage-backed securities	341,997	8,819	—	—	341,997	8,819
Corporate bonds and other	73,358	4,287	26,397	4,640	99,755	8,927
Total	$5,136,450	$472,656	$327,839	$43,356	$5,464,289	$516,012

	Less than 12 Months		12 Months or Longer		Total
December 31, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$307,012	$11,650	$173,105	$14,087	$480,117	$25,737
Obligations of states and political subdivisions	770,469	55,943	946,571	150,856	1,717,040	206,799
Residential mortgage-backed securities	470,970	37,065	2,143,869	380,497	2,614,839	417,562
Commercial mortgage-backed securities	319,303	11,677	54,862	6,369	374,165	18,046
Corporate bonds and other	41,920	1,698	59,844	9,384	101,764	11,082
Total	$1,909,674	$118,033	$3,378,251	$561,193	$5,287,925	$679,226

The number of investments in an unrealized loss position totaled 934 at June 30, 2023. We believe any unrealized losses in the U.S. treasury securities, obligations of state and political subdivisions, residential and commercial mortgage-backed and asset-backed investment securities, and corporate bonds and other at June 30, 2023 and 2022, and December 31, 2022, are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required on these securities at June 30, 2023 and 2022, and December 31, 2022. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At June 30, 2023, 69.19% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 52.59% are guaranteed by the Texas Permanent School Fund.

Securities, carried at approximately $3,447,659,000 on June 30, 2023, were pledged as collateral for public or trust fund deposits, repurchase agreements, borrowings and for other purposes required or permitted by law.

During the three-months ended June 30, 2023 and 2022, sales of investment securities that were classified as available-for-sale were $61,339,000 and $188,363,000, respectively. Gross realized security gains from sales and calls during the second quarter of 2023 and 2022 totaled $596,000 and $3,990,000, respectively. Gross realized security losses from sales or calls during the second quarter of 2023 or 2022 totaled $550,000 and $2,342,000, respectively.

During the six-months ended June 30, 2023 and 2022, sales of investment securities that were classified as available-for-sale were $207,287,000 and $188,363,000, respectively. Gross realized security gains from sales and calls during the six-months ended June 30, 2023 and 2022 totaled $1,648,000 and $4,023,000, respectively. Gross realized security losses from sales or calls during the six-months ended June 30, 2023 and 2022 totaled $1,590,000 and $2,344,000, respectively.

The specific identification method was used to determine cost in order to compute the realized gains and losses.

Note 3 – Loans Held-for-Investment and Allowance for Credit Losses

For the periods ended June 30, 2023 and 2022, and December 31, 2022, the following tables outline the Company’s loan portfolio by the ten portfolio segments where applicable.

Loans held-for-investment by portfolio segment are as follows (dollars in thousands):

	June 30,		December 31,
	2023	2022	2022
Commercial:
C&I*	$1,021,863	$839,928	$917,317
Municipal	215,977	200,577	221,090
Total Commercial	1,237,840	1,040,505	1,138,407
Agricultural	82,032	90,420	76,947
Real Estate:
Construction & Development	915,221	928,644	959,426
Farm	335,644	250,028	306,322
Non-Owner Occupied CRE	811,347	636,432	732,089
Owner Occupied CRE	1,011,511	909,899	954,400
Residential	1,698,679	1,412,125	1,575,758
Total Real Estate	4,772,402	4,137,128	4,527,995
Consumer:
Auto	534,603	468,147	550,635
Non-Auto	150,693	142,382	147,884
Total Consumer	685,296	610,529	698,519
Total Loans	6,777,570	5,878,582	6,441,868
Less: Allowance for credit losses	(86,541)	(71,932)	(75,834)
Loans, net	$6,691,029	$5,806,650	$6,366,034

* All disclosures for the C&I loan segment include PPP loan balances, net of deferred fees and costs, as disclosed on the face of the consolidated balance sheet.

Outstanding loan balances at June 30, 2023 and 2022, and December 31, 2022, are net of unearned income, including net deferred loan fees.

At June 30, 2023, $4,717,880,000 in loans held by our bank subsidiary were subject to blanket liens as security for a line of credit with the Federal Home Loan Bank of Dallas ("FHLB"). At June 30, 2023, this available line of credit was $2,516,497,000. At June 30, 2023, there was no balance outstanding under this line of credit.

The Company’s nonaccrual loans and loans still accruing and past due 90 days or more are as follows (dollars in thousands):

	June 30,		December 31,
	2023	2022	2022
Nonaccrual loans	$28,672	$25,495	$24,325
Loans still accruing and past due 90 days or more	552	22	—
Total nonperforming loans (1)	$29,224	$25,517	$24,325

(1) With the adoption of ASU 2022-02, effective January 1, 2023, troubled debt restructuring ("TDR") accounting has been eliminated.

The Company had $29,249,000, $25,517,000 and $24,325,000 in nonaccrual, past due 90 days or more and still accruing, and foreclosed assets at June 30, 2023 and 2022, and December 31, 2022, respectively. Nonaccrual loans at June 30, 2023 and 2022, and December 31, 2022, consisted of the following (dollars in thousands):

	June 30,		December 31,
	2023	2022	2022
Commercial:
C&I	$4,818	$6,695	$5,057
Municipal	—	—	—
Total Commercial	4,818	6,695	5,057
Agricultural	133	482	324
Real Estate:
Construction & Development	2,835	990	1,567
Farm	701	97	85
Non-Owner Occupied CRE	5,329	2,477	2,321
Owner Occupied CRE	7,308	6,823	7,092
Residential	6,769	7,512	7,419
Total Real Estate	22,942	17,899	18,484
Consumer:
Auto	649	389	429
Non-Auto	130	30	31
Total Consumer	779	419	460
Total	$28,672	$25,495	$24,325

No significant additional funds are committed to be advanced in connection with nonaccrual loans as of June 30, 2023.

Summary information on the allowance for credit losses for the three and six-months ended June 30, 2023 and 2022, are outlined by portfolio segment in the following tables (dollars in thousands):

Three-Months Ended June 30, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$16,083	$1,067	$1,214	$28,627	$1,937
Provision for loan losses	988	(880)	(153)	339	867
Recoveries	113	—	21	—	—
Charge-offs	(654)	—	—	—	—
Ending balance	$16,530	$187	$1,082	$28,966	$2,804

Three-Months Ended June 30, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$9,051	$11,948	$9,702	$857	$332	$80,818
Provision for loan losses	4,398	610	167	99	87	6,522
Recoveries	22	14	12	101	36	319
Charge-offs	—	—	(114)	(228)	(122)	(1,118)
Ending balance	$13,471	$12,572	$9,767	$829	$333	$86,541

Three-Months Ended June 30, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$15,737	$1,418	$1,911	$17,887	$873
Provision for loan losses	2,521	(66)	(832)	3,198	133
Recoveries	402	—	92	—	—
Charge-offs	(71)	—	(9)	—	—
Ending balance	$18,589	$1,352	$1,162	$21,085	$1,006

Three-Months Ended June 30, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$8,499	$11,536	$7,829	$869	$354	$66,913
Provision for loan losses	(576)	(809)	466	64	4	4,103
Recoveries	487	13	12	102	83	1,191
Charge-offs	—	—	(3)	(123)	(69)	(275)
Ending balance	$8,410	$10,740	$8,304	$912	$372	$71,932

Six-Months Ended June 30, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$16,129	$1,026	$1,041	$26,443	$1,957
Provision for loan losses	924	(839)	(181)	2,423	847
Recoveries	165	—	222	100	—
Charge-offs	(688)	—	—	—	—
Ending balance	$16,530	$187	$1,082	$28,966	$2,804

Six-Months Ended June 30, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non- Auto	Total
Beginning balance	$9,075	$9,928	$9,075	$845	$315	$75,834
Provision for loan losses	4,349	2,623	791	169	123	11,229
Recoveries	47	21	15	233	81	884
Charge-offs	—	—	(114)	(418)	(186)	(1,406)
Ending balance	$13,471	$12,572	$9,767	$829	$333	$86,541

Six-Months Ended June 30, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$12,280	$348	$1,597	$17,627	$663
Provision for loan losses	5,976	1,004	(543)	3,558	343
Recoveries	558	—	117	—	—
Charge-offs	(225)	—	(9)	(100)	—
Ending balance	$18,589	$1,352	$1,162	$21,085	$1,006

Six-Months Ended June 30, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non- Auto	Total
Beginning balance	$10,722	$10,828	$8,133	$896	$371	$63,465
Provision for loan losses	(2,854)	(20)	303	44	39	7,850
Recoveries	542	20	17	168	129	1,551
Charge-offs	—	(88)	(149)	(196)	(167)	(934)
Ending balance	$8,410	$10,740	$8,304	$912	$372	$71,932

Additionally, the Company records a reserve for unfunded commitments in other liabilities which totaled $9,449,000, $8,718,000 and $12,323,000 at June 30, 2023 and 2022, and December 31, 2022, respectively. The provision for loan losses of $6,522,000 for the three-months ended June 30, 2023 is combined with the reversal of the provision for unfunded commitments of $949,000 and reported in the net aggregate of $5,573,000 under the provision for credit losses in the consolidated statement of earnings for the three-months ended June 30, 2023. The provision for loan losses of $11,229,000 for the six-months ended June 30, 2023 is combined with the reversal of the provision for unfunded commitments of $2,875,000 and reported in the net aggregate of $8,354,000 under the provision for credit losses in the consolidated statement of earnings for the six-months ended June 30, 2023.

The $4,103,000 provision for loan losses for the three-months ended June 30, 2022 above is combined with the provision for unfunded commitments of $1,247,000 and reported in the aggregate of $5,350,000 under the provision for credit losses for the three-months ended June 30, 2022. The $7,850,000 provision for loan losses for the six-months ended June 30, 2022 above is combined with the provision for unfunded commitments of $2,282,000 and reported in the aggregate of $10,132,000 under the provision for credit losses for the six-months ended June 30, 2022.

The Company’s loans that are individually evaluated for credit losses (both collateral and non-collateral dependent) and their related allowances as of June 30, 2023 and 2022, and December 31, 2022, are summarized in the following tables by loan segment (dollars in thousands):

June 30, 2023	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$610	$4,208	$23,282	$28,100	$2,780	$5,671	$8,451
Municipal	—	—	1,507	1,507	—	—	—
Total Commercial	610	4,208	24,789	29,607	2,780	5,671	8,451
Agricultural	—	133	1,855	1,988	37	517	554
Real Estate:
Construction & Development	2,672	163	21,787	24,622	15	2,194	2,209
Farm	578	123	7,038	7,739	18	1,117	1,135
Non-Owner Occupied CRE	2,062	3,267	27,112	32,441	421	2,502	2,923
Owner Occupied CRE	5,643	1,665	31,870	39,178	299	1,769	2,068
Residential	4,283	2,486	29,923	36,692	261	1,611	1,872
Total Real Estate	15,238	7,704	117,730	140,672	1,014	9,193	10,207
Consumer:
Auto	29	620	1,571	2,220	1	2	3
Non-Auto	—	130	522	652	—	1	1
Total Consumer	29	750	2,093	2,872	1	3	4
Total	$15,877	$12,795	$146,467	$175,139	$3,832	$15,384	$19,216

June 30, 2022	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$1,224	$5,471	$25,674	$32,369	$2,794	$6,797	$9,591
Municipal	—	—	84	84	—	—	—
Total Commercial	1,224	5,471	25,758	32,453	2,794	6,797	9,591
Agricultural	178	304	270	752	146	214	360
Real Estate:
Construction & Development	441	549	9,622	10,612	34	352	386
Farm	—	97	1,565	1,662	3	43	46
Non-Owner Occupied CRE	2,391	86	32,225	34,702	7	2,836	2,843
Owner Occupied CRE	5,727	1,096	30,616	37,439	58	2,527	2,585
Residential	4,307	3,205	25,642	33,154	355	1,297	1,652
Total Real Estate	12,866	5,033	99,670	117,569	457	7,055	7,512
Consumer:
Auto	—	389	1,002	1,391	1	2	3
Non-Auto	—	30	473	503	—	1	1
Total Consumer	—	419	1,475	1,894	1	3	4
Total	$14,268	$11,227	$127,173	$152,668	$3,398	$14,069	$17,467

December 31, 2022	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$—	$5,057	$24,325	$29,382	$3,513	$4,885	$8,398
Municipal	—	—	58	58	—	—	—
Total Commercial	—	5,057	24,383	29,440	3,513	4,885	8,398
Agricultural	116	209	354	679	122	276	398
Real Estate:
Construction & Development	577	990	4,873	6,440	193	112	305
Farm	—	85	1,578	1,663	2	34	36
Non-Owner Occupied CRE	2,062	259	36,037	38,358	16	2,341	2,357
Owner Occupied CRE	4,363	2,728	29,115	36,206	91	1,509	1,600
Residential	5,132	2,287	28,564	35,983	229	1,215	1,444
Total Real Estate	12,134	6,349	100,167	118,650	531	5,211	5,742
Consumer:
Auto	—	429	931	1,360	1	1	2
Non-Auto	—	31	538	569	—	1	1
Total Consumer	—	460	1,469	1,929	1	2	3
Total	$12,250	$12,075	$126,373	$150,698	$4,167	$10,374	$14,541
The Company’s allowance for loans that are individually evaluated for credit losses and collectively evaluated for credit losses as of June 30, 2023 and 2022, and December 31, 2022, are summarized in the following table by loan segment (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

June 30, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$8,451	$—	$554	$2,209	$1,135
Loans collectively evaluated for credit losses	8,079	187	528	26,757	1,669
Total	$16,530	$187	$1,082	$28,966	$2,804

June 30, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$2,923	$2,068	$1,872	$3	$1	$19,216
Loans collectively evaluated for credit losses	10,548	10,504	7,895	826	332	67,325
Total	$13,471	$12,572	$9,767	$829	$333	$86,541

June 30, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$9,591	$—	$360	$386	$46
Loans collectively evaluated for credit losses	8,998	1,352	802	20,699	960
Total	$18,589	$1,352	$1,162	$21,085	$1,006

June 30, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$2,843	$2,585	$1,652	$3	$1	$17,467
Loans collectively evaluated for credit losses	5,567	8,155	6,652	909	371	54,465
Total	$8,410	$10,740	$8,304	$912	$372	$71,932

December 31, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$8,398	$—	$398	$305	$36
Loans collectively evaluated for credit losses	7,731	1,026	643	26,138	1,921
Total	$16,129	$1,026	$1,041	$26,443	$1,957

December 31, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$2,357	$1,600	$1,444	$2	$1	$14,541
Loans collectively evaluated for credit losses	6,718	8,328	7,631	843	314	61,293
Total	$9,075	$9,928	$9,075	$845	$315	$75,834

The Company’s recorded investment in loans as of June 30, 2023 and 2022, and December 31, 2022, related to the balance in the allowance for credit losses follows below (dollars in thousands):

June 30, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$28,100	$1,507	$1,988	$24,622	$7,739
Loans collectively evaluated for credit losses	993,763	214,470	80,044	890,599	327,905
Total	$1,021,863	$215,977	$82,032	$915,221	$335,644

June 30, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$32,441	$39,178	$36,692	$2,220	$652	$175,139
Loans collectively evaluated for credit losses	778,906	972,333	1,661,987	532,383	150,041	6,602,431
Total	$811,347	$1,011,511	$1,698,679	$534,603	$150,693	$6,777,570

June 30, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$32,369	$84	$752	$10,612	$1,662
Loans collectively evaluated for credit losses	807,559	200,493	89,668	918,032	248,366
Total	$839,928	$200,577	$90,420	$928,644	$250,028

June 30, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$34,702	$37,439	$33,154	$1,391	$503	$152,668
Loans collectively evaluated for credit losses	601,730	872,460	1,378,971	466,756	141,879	5,725,914
Total	$636,432	$909,899	$1,412,125	$468,147	$142,382	$5,878,582

December 31, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$29,382	$58	$679	$6,440	$1,663
Loans collectively evaluated for credit losses	887,935	221,032	76,268	952,986	304,659
Total	$917,317	$221,090	$76,947	$959,426	$306,322

December 31, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$38,358	$36,206	$35,983	$1,360	$569	$150,698
Loans collectively evaluated for credit losses	693,731	918,194	1,539,775	549,275	147,315	6,291,170
Total	$732,089	$954,400	$1,575,758	$550,635	$147,884	$6,441,868

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
The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at June 30, 2023 (dollars in millions):

June 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$333	$468	$105	$44	$18	$26	$—	$994
Special mention	8	1	—	—	1	—	—	10
Substandard	3	7	4	2	—	2	—	18
Doubtful	—	—	—	—	—	—	—	—
Total	$344	$476	$109	$46	$19	$28	$—	$1,022
Year-to-Date Gross Charge-Offs	$—	$—	$1	$—	$—	$—	$—	$1

June 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$11	$84	$17	$14	$1	$87	$—	$214
Special mention	—	—	—	—	1	—	—	1
Substandard	—	—	1	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$11	$84	$18	$14	$2	$87	$—	$216
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$30	$42	$5	$2	$1	$—	$—	$80
Special mention	—	1	—	—	—	—	—	1
Substandard	—	1	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$30	$44	$5	$2	$1	$—	$—	$82
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$242	$498	$103	$24	$11	$12	$—	$890
Special mention	8	4	—	—	—	—	—	12
Substandard	4	8	1	—	—	—	—	13
Doubtful	—	—	—	—	—	—	—	—
Total	$254	$510	$104	$24	$11	$12	$—	$915
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$63	$126	$78	$26	$9	$26	$—	$328
Special mention	—	—	—	5	—	—	—	5
Substandard	—	1	1	—	—	1	—	3
Doubtful	—	—	—	—	—	—	—	—
Total	$63	$127	$79	$31	$9	$27	$—	$336
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$101	$234	$185	$125	$46	$88	$—	$779
Special mention	—	5	1	—	11	2	—	19
Substandard	—	1	4	1	2	5	—	13
Doubtful	—	—	—	—	—	—	—	—
Total	$101	$240	$190	$126	$59	$95	$—	$811
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$67	$321	$240	$121	$68	$156	$—	$973
Special mention	—	—	—	—	6	1	—	7
Substandard	2	5	1	1	6	17	—	32
Doubtful	—	—	—	—	—	—	—	—
Total	$69	$326	$241	$122	$80	$174	$—	$1,012
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$228	$461	$335	$172	$73	$255	$138	$1,662
Special mention	—	2	3	2	—	3	1	11
Substandard	1	6	4	3	2	8	2	26
Doubtful	—	—	—	—	—	—	—	—
Total	$229	$469	$342	$177	$75	$266	$141	$1,699
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$110	$265	$99	$39	$16	$4	$—	$533
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	1	—	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—
Total	$110	$266	$100	$39	$16	$4	$—	$535
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$41	$63	$29	$6	$2	$1	$8	$150
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$41	$63	$29	$6	$2	$1	$8	$150
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$1,226	$2,562	$1,196	$573	$245	$655	$146	$6,603
Special mention	16	13	4	7	19	6	1	66
Substandard	10	30	17	7	10	33	2	109
Doubtful	—	—	—	—	—	—	—	—
Total	$1,252	$2,605	$1,217	$587	$274	$694	$149	$6,778
Year-to-Date Gross Charge-Offs	$—	$—	$1	$—	$—	$—	$—	$1

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

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at December 31, 2022 (dollars in millions):

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$627	$157	$52	$22	$16	$13	$—	$887
Special mention	4	1	2	1	—	—	—	8
Substandard	13	5	2	1	1	—	—	22
Doubtful	—	—	—	—	—	—	—	—
Total	$644	$163	$56	$24	$17	$13	$—	$917

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$79	$19	$15	$4	$20	$84	$—	$221
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$79	$19	$15	$4	$20	$84	$—	$221

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$60	$9	$3	$2	$1	$1	$—	$76
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$60	$10	$3	$2	$1	$1	$—	$77

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$638	$218	$70	$13	$8	$7	$—	$954
Special mention	1	—	—	—	—	—	—	1
Substandard	4	1	—	—	—	—	—	5
Doubtful	—	—	—	—	—	—	—	—
Total	$643	$219	$70	$13	$8	$7	$—	$960

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$147	$85	$32	$11	$8	$21	$—	$304
Special mention	—	—	—	—	—	—	—	—
Substandard	1	—	—	—	—	1	—	2
Doubtful	—	—	—	—	—	—	—	—
Total	$148	$85	$32	$11	$8	$22	$—	$306

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$258	$191	$100	$49	$21	$75	$—	$694
Special mention	—	1	1	11	—	7	—	20
Substandard	8	1	1	2	1	5	—	18
Doubtful	—	—	—	—	—	—	—	—
Total	$266	$193	$102	$62	$22	$87	$—	$732

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$316	$224	$128	$74	$63	$113	$—	$918
Special mention	1	—	1	8	—	1	—	11
Substandard	1	2	1	2	9	10	—	25
Doubtful	—	—	—	—	—	—	—	—
Total	$318	$226	$130	$84	$72	$124	$—	$954

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$513	$355	$173	$82	$64	$214	$139	$1,540
Special mention	1	3	2	—	—	3	1	10
Substandard	6	3	2	2	1	9	3	26
Doubtful	—	—	—	—	—	—	—	—
Total	$520	$361	$177	$84	$65	$226	$143	$1,576

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$331	$131	$55	$25	$6	$2	$—	$550
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$331	$131	$56	$25	$6	$2	$—	$551

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$85	$41	$9	$3	$1	$1	$7	$147
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$85	$42	$9	$3	$1	$1	$7	$148

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$3,054	$1,430	$637	$285	$208	$531	$146	$6,291
Special mention	7	5	6	20	—	11	1	50
Substandard	33	14	7	7	12	25	3	101
Doubtful	—	—	—	—	—	—	—	—
Total	$3,094	$1,449	$650	$312	$220	$567	$150	$6,442

At June 30, 2023 and 2022, and December 31, 2022, the Company’s past due loans are as follows (dollars in thousands):

June 30, 2023	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,734	$722	$1,651	$6,107	$1,015,756	$1,021,863	$3
Municipal	215	—	—	215	215,762	215,977	—
Total Commercial	3,949	722	1,651	6,322	1,231,518	1,237,840	3
Agricultural	580	1,024	15	1,619	80,413	82,032	—
Real Estate:
Construction & Development	14,390	2,062	—	16,452	898,769	915,221	—
Farm	776	205	372	1,353	334,291	335,644	—
Non-Owner Occupied CRE	1,395	—	2,988	4,383	806,964	811,347	—
Owner Occupied CRE	3,356	3,818	—	7,174	1,004,337	1,011,511	—
Residential	7,265	2,210	1,301	10,776	1,687,903	1,698,679	520
Total Real Estate	27,182	8,295	4,661	40,138	4,732,264	4,772,402	520
Consumer:
Auto	574	118	14	706	533,897	534,603	—
Non-Auto	135	18	65	218	150,475	150,693	29
Total Consumer	709	136	79	924	684,372	685,296	29
Total	$32,420	$10,177	$6,406	$49,003	$6,728,567	$6,777,570	$552

June 30, 2022	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,240	$2,704	$1,470	$7,414	$832,514	$839,928	$—
Municipal	—	—	—	—	200,577	200,577	—
Total Commercial	3,240	2,704	1,470	7,414	1,033,091	1,040,505	—
Agricultural	432	30	27	489	89,931	90,420	—
Real Estate:
Construction & Development	2,841	734	—	3,575	925,069	928,644	—
Farm	1,005	—	—	1,005	249,023	250,028	—
Non-Owner Occupied CRE	569	—	107	676	635,756	636,432	—
Owner Occupied CRE	4,061	495	1,292	5,848	904,051	909,899	—
Residential	5,387	92	596	6,075	1,406,050	1,412,125	2
Total Real Estate	13,863	1,321	1,995	17,179	4,119,949	4,137,128	2
Consumer:
Auto	292	104	30	426	467,721	468,147	14
Non-Auto	161	—	7	168	142,214	142,382	6
Total Consumer	453	104	37	594	609,935	610,529	20
Total	$17,988	$4,159	$3,529	$25,676	$5,852,906	$5,878,582	$22

December 31, 2022	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,924	$297	$1,646	$5,867	$911,450	$917,317	$—
Municipal	76	783	—	859	220,231	221,090	—
Total Commercial	4,000	1,080	1,646	6,726	1,131,681	1,138,407	—
Agricultural	243	—	—	243	76,704	76,947	—
Real Estate:
Construction & Development	3,751	—	175	3,926	955,500	959,426	—
Farm	668	—	—	668	305,654	306,322	—
Non-Owner Occupied CRE	1,444	160	—	1,604	730,485	732,089	—
Owner Occupied CRE	1,151	—	—	1,151	953,249	954,400	—
Residential	8,720	707	266	9,693	1,566,065	1,575,758	—
Total Real Estate	15,734	867	441	17,042	4,510,953	4,527,995	—
Consumer:
Auto	779	30	—	809	549,826	550,635	—
Non-Auto	50	—	—	50	147,834	147,884	—
Total Consumer	829	30	—	859	697,660	698,519	—
Total	$20,806	$1,977	$2,087	$24,870	$6,416,998	$6,441,868	$—

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

An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses due to the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. During the six-months ended June 30, 2023, loan modifications made to borrowers experiencing financial difficulty was insignificant.

Note 4 - Loans Held-for-Sale

Loans held-for-sale totaled $19,220,000, $26,445,000 and $11,965,000 at June 30, 2023 and 2022, and December 31, 2022, respectively. At June 30, 2023 and 2022, and December 31, 2022, $1,131,000, $2,597,000 and $1,468,000, respectively, are valued at the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

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

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions (dollars in thousands):

June 30, 2023:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$47,824	$455	$—
Forward mortgage-backed securities trades	66,000	160	—

June 30, 2022:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$99,429	$1,414	$—
Forward mortgage-backed securities trades	101,500	58	—

December 31, 2022:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$41,664	$400	$—
Forward mortgage-backed securities trades	45,000	85	—

Note 6 – Borrowings

Borrowings consisted of the following (dollars in thousands):

	June 30,		December 31,
	2023	2022	2022
Securities sold under agreements with customers to repurchase	$559,478	$738,986	$618,829
Federal funds purchased	7,125	8,325	2,625
Other borrowings	21,053	21,053	21,053
Total	$587,656	$768,364	$642,507

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

The Company renewed its loan agreement, effective June 30, 2023, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25,000,000 on a revolving line of credit. There was no outstanding balance under the line of credit as of June 30, 2023.

During 2021, the Company began investing in qualifying Community Development Entities ("CDE") under the federal New Market Tax Credits ("NMTC") program. See Note 7 for further discussion of our activity and related balances on the consolidated balance sheets, including the $21,053,000 in other borrowings shown above.

Note 7 - Income Taxes

Income tax expense was $11,754,000 for the second quarter of 2023 as compared to $11,922,000 for the same period in 2022. The Company’s effective tax rates on pretax income were 18.77% and 16.46% for the second quarters of 2023 and 2022, respectively. Income tax expense was $23,442,000 for the first six months of 2023 as compared to $22,263,000 for the same period is 2022. The Company's effective tax rates on pretax income were 18.48% and 16.05% for first six months of 2023 and 2022, respectively. The effective tax rates differ from the statutory federal tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan, excess tax benefits for distributions under our deferred compensation plan and vesting of equity awards, and NMTC benefits.

Low Income Housing Tax Credit Investments - During 2021, the Company began investing in an affordable housing fund that will invest in real estate projects that qualify for the federal low income housing tax credit ("LIHTC") program designed to promote private development of low income housing. The investments made by the fund will generate a return to the Company primarily through the realization of LIHTCs, and also through federal tax deductions generated from the ongoing operating losses from the investees of the fund. The Company's investment in the fund will be amortized through income tax expense using the proportional amortization method as related tax credits are utilized by the Company. The initial capital contribution commitment to the fund was for up to $5,500,000. Contributions were $218,000 at June 30, 2023, $55,000 at June 30, 2022, and $131,000 at December 31, 2022, which is included in other assets on the consolidated balance sheet.

New Market Tax Credit Investments - During 2021, the Company began investing in qualifying CDEs under the federal NMTC program. NMTC investments are made through the third-party CDEs which are qualified through the U.S. Department of Treasury and receive periodic allocation of amounts under the NMTC program. NMTCs are generated from qualified investments by the CDEs utilizing equity investments made by a taxpayer, like the Company. Through these equity investments, the Company will receive the tax benefits from the NMTCs equal to 39% of the qualified investment from the CDE yield method and related tax credits are allocated to the Company. At June 30, 2023, June 30, 2022, and December 31, 2022, the consolidated balance sheet of the Company included a $18,000,000 loan to the investee in loans and the $21,053,000 leveraged loan from the investee in other borrowings (see Note 6). At June 30, 2023 and 2022, and December 31, 2022, the consolidated balance sheet of the Company included CDE investments in other assets of $26,281,000, $29,000,000, and $26,825,000, respectively.

Note 8 - Stock Based Compensation

On April 27, 2021, the Company’s shareholders approved the 2021 Omnibus Stock and Incentive Plan (“2021 Plan”) and reserved 2,500,000 shares of the Company’s common stock for issuance under this plan. At June 30, 2023, the Company had 1,911,022 shares of stock remaining for issuance under the plan. The 2021 Plan superseded all prior stock option and restricted stock plans with shares previously reserved for issuance under such plans cancelled.

Restricted Stock Units

Under the 2021 Plan, the Company grants restricted stock units under compensation arrangements for the benefit of employees, senior and executive officers and directors. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements. The following table summarizes information about the changes in restricted stock units for the six-months ended June 30, 2023 and 2022.

	For the Six-Months Ended June 30,
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

The following table summarizes information about the changes in PSUs as of and for the six-months ended June 30, 2023 and 2022.

	For the Six-Months Ended June 30,
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

The following table summarizes information about vested and unvested restricted stock.

	For the Six-Months Ended June 30,
	2023		2022
	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	24,813	$36.21	46,598	$35.75
Grants	25,190	27.79	15,425	40.89
Vesting	(17,682)	38.54	(23,898)	40.40
Forfeited/expired	(1,105)	29.70	(200)	29.70
Balance at end of period	31,216	$28.25	37,925	$34.94

The total fair value of restricted stock vested for the six-months ended June 30, 2023 and 2022, was $510,000 and $980,000, respectively.

The Company recorded restricted stock unit, performance-based restricted stock unit and restricted stock award expense for employees of $420,000 and $594,000 for the three-months ended June 30, 2023 and 2022, respectively. The Company recorded restricted stock unit, performance-based restricted stock unit and restricted stock award expense for employees of $779,000 and $1,020,000 for the six-months ended June 30, 2023 and 2022, respectively. The Company recorded director expense related to these restricted stock grants of $167,000 and $160,000, for the three-months ended June 30, 2023 and 2022, respectively. The Company recorded director expense related to these restricted stock grants of $317,000 and $331,000, for the six-months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023 and 2022, there were $2,689,000 and $2,281,000 respectively, of total unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance-based restricted stock units which is expected to be recognized over a weighted-average period of 1.08 years and 1.10 years, respectively. At June 30, 2023 and 2022, and December 31, 2022, there was $92,000, $57,000 and $74,000, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting.

Stock Option Plans

Prior to the approval of the 2021 Plan, the 2012 Incentive Stock Option Plan (the “2012 Plan”) provided for the granting of options to employees of the Company at prices not less than market value at the date of the grant. The 2012 Plan provided that options granted vest and are exercisable after two years from the date of grant and vest at a rate of 20% each year thereafter and have a 10-year term. The most recent grants from the 2021 Plan provided that 20% of the options granted vest and are exercisable after one year from the date of grant and the remaining options vest and are exercisable at a rate of 20% each year thereafter and have a 10-year term. Shares are issued under the 2012 Plan and the 2021 Plan from available authorized shares. An analysis of stock option activity for the six-months ended June 30, 2023 is presented in the table and narrative below:

	Shares	Weighted- Average Ex. Price
Outstanding, December 31, 2022	1,490,413	$29.99
Granted	—	—
Exercised	(60,095)	18.65
Cancelled	(44,355)	42.96
Outstanding, June 30, 2023	1,385,963	30.07
Exercisable, June 30, 2023	883,853	$22.68

The options outstanding at June 30, 2023 had exercise prices ranging between $15.43 and $48.91. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees.

The Company recorded stock option expense totaling $445,000 and $316,000 for the three-months ended June 30, 2023 and 2022, respectively. The Company recorded stock option expense totaling $889,000 and $632,000 for the six-months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, there was $4,398,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.82 years. The total fair value of shares vested during the six-months ended June 30, 2023 and 2022 was $1,048,000 and $1,221,000, respectively.

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

There were no transfers between Level 2 and Level 3 during the three and six-months ended June 30, 2023 and 2022, and the year ended December 31, 2022.

The following table summarizes the Company’s available-for-sale securities, loans held-for-sale, and derivatives which are measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

June 30, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$483,776	$—	$—	$483,776
Obligations of state and political subdivisions	—	1,692,964	—	1,692,964
Corporate bonds	—	98,280	—	98,280
Residential mortgage-backed securities	—	2,472,941	—	2,472,941
Commercial mortgage-backed securities	—	314,387	—	314,387
Other securities	3,914	—	—	3,914
Total	$487,690	$4,578,572	$—	$5,066,262
Loans held-for-sale	$—	$18,089	$—	$18,089
IRLCs	$—	$455	$—	$455
Forward mortgage-backed securities trades	$—	$160	$—	$160

June 30, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$486,358	$—	$—	$486,358
Obligations of states and political subdivisions	—	2,244,604	—	2,244,604
Corporate bonds	—	100,267	—	100,267
Residential mortgage-backed securities	—	2,964,904	—	2,964,904
Commercial mortgage-backed securities	—	414,825	—	414,825
Other securities	4,078	—	—	4,078
Total	$490,436	$5,724,600	$—	$6,215,036
Loans held-for-sale	$—	$23,848	$—	$23,848
IRLCs	$—	$1,414	$—	$1,414
Forward mortgage-backed securities trades	$—	$58	$—	$58

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$482,549	$—	$—	$482,549
Obligations of state and political subdivisions	—	1,898,611	—	1,898,611
Corporate bonds	—	97,850	—	97,850
Residential mortgage-backed securities	—	2,616,566	—	2,616,566
Commercial mortgage-backed securities	—	374,869	—	374,869
Other securities	3,914	—	—	3,914
Total	$486,463	$4,987,896	$—	$5,474,359
Loans held-for-sale	$—	$10,497	$—	$10,497
IRLCs	$—	$400	$—	$400
Forward mortgage-backed securities trades	$—	$85	$—	$85

The following table summarizes the Company’s loans held-for-sale at fair value and the net unrealized gains as of the balance sheet dates shown below (dollars in thousands):

	June 30,		December 31,
	2023	2022	2022
Unpaid principal balance on loans held-for-sale	$17,730	$23,312	$10,226
Net unrealized gains on loans held-for-sale	359	536	271
Loans held-for-sale at fair value	$18,089	$23,848	$10,497

The following table summarizes the Company’s gains on sale and fees of mortgage loans for the three and six-months ended June 30, 2023 and 2022 (dollars in thousand):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2023	2022	2023	2022
Realized gain on sale and fees on mortgage loans*	$3,429	$6,311	$6,288	$12,309
Change in fair value on loans held-for-sale and IRLCs	(389)	1,462	145	(453)
Change in forward mortgage-backed securities trades	494	(2,045)	75	205
Total gain on sale of mortgage loans	$3,534	$5,728	$6,508	$12,061

* This includes gains on loans held-for-sale carried under the fair value method and lower of cost or market.

No residential mortgage loans held-for-sale were 90 days or more past due or considered nonaccrual as of June 30, 2023, June 30, 2022, or December 31, 2022. No significant credit losses were recognized on mortgage loans held-for-sale for the three and six-months ended June 30, 2023 and 2022.

Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include other real estate owned, goodwill and other intangible assets, and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the six-months ended June 30, 2023 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no other real estate owned properties that were re-measured subsequent to their initial transfer to other real estate owned during the three and six-months ended June 30, 2023 and 2022.

At June 30, 2023, other real estate owned totaled $15,000. At June 30, 2022 and December 31, 2022, the Company had no other real estate owned.

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

	June 30,				December 31,
	2023		2022		2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$255,018	$255,018	$242,665	$242,665	$293,286	$293,286	Level 1
Interest-bearing demand deposits in banks	23,839	23,839	222,899	222,899	37,392	37,392	Level 1
Available-for-sale securities	5,066,262	5,066,262	6,215,036	6,215,036	5,474,359	5,474,359	Levels 1 and 2
Loans held-for-investment, net of allowance for credit losses	6,691,029	6,672,348	5,806,650	5,852,415	6,366,034	6,372,859	Level 3
Loans held-for-sale	19,220	19,264	26,445	26,445	11,965	11,965	Level 2
Accrued interest receivable	56,236	56,236	58,047	58,047	58,162	58,162	Level 2
Deposits with stated maturities	893,429	891,181	441,387	439,546	524,666	518,811	Level 2
Deposits with no stated maturities	9,914,131	9,914,131	10,681,596	10,681,596	10,480,841	10,480,841	Level 1
Borrowings	587,656	587,656	768,364	768,364	642,507	642,507	Level 2
Accrued interest payable	8,155	8,155	423	423	1,121	1,121	Level 2
IRLCs	455	455	1,414	1,414	400	400	Level 2
Forward mortgage-backed securities trades asset (liability)	160	160	58	58	85	85	Level 2

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

Stock Repurchase

On July 27, 2021, the Company’s Board of Directors authorized the repurchase of up to 5.00 million common shares through July 31, 2023. On July 25, 2023, the Company's Board of Directors renewed the prior authorization through July 31, 2024.The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases are considered beneficial to the Company and its stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through June 30, 2023, 244,559 shares were repurchased and retired (all during the months of June and July 2022) at an average price of $38.61. The Company did not repurchase any shares during the first half of 2023.

Results of Operations

Performance Summary. Net earnings for the second quarter of 2023 were $50.87 million compared to earnings of $60.49 million for the second quarter of 2022. Diluted earnings per share was $0.36 for the second quarter of 2023 and $0.42 for the second quarter of 2022.

The return on average assets was 1.58% for the second quarter of 2023, as compared to 1.82% for the second quarter of 2022. The return on average equity was 14.89% for the second quarter of 2023 as compared to 17.26% for the second quarter of 2022.

Net earnings for the six-month period ended June 30, 2023 were $103.44 million compared to earnings of $116.47 million for the same period in 2022. Diluted earnings per share was $0.72 for the first six months of 2023, as compared to $0.81 for the same period in 2022.

The return on average assets was 1.62% for the first six months of 2023, as compared to 1.77% for the same period a year ago. The return on average equity was 15.58% for the first six months of 2023, as compared to 15.24% for the same period in 2022.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $98.82 million for the second quarter of 2023, as compared to $102.87 million for the same period last year. The change in 2023 tax equivalent net interest income compared to 2022 was largely attributable to the increases in the rates paid on deposits and borrowings offset by a change in the mix of interest earning assets primarily derived from a decrease in tax-exempt investment securities and an increase in average loans. Average earning assets were $12.05 billion for the second quarter of 2023, as compared to $12.49 billion during the second quarter of 2022. The decrease of $441.64 million in average earning assets in 2023 when compared to 2022 was primarily a result of (i) a decrease in tax-exempt securities of $722.91 million, (ii) the decrease of taxable securities of $512.37 million, and (iii) a decrease in short-term investments of $168.84 million, offset by (iv) the increase of average loans of $962.47 million, when compared to June 30, 2022 balances. Average interest-bearing liabilities were $7.75 billion for the second quarter of 2023, as compared to $7.78 billion in the same period in 2022. The yield on earning assets increased 98 basis points while the rate paid on interest-bearing liabilities increased 155 basis points for the second quarter of 2023 compared to the second quarter of 2022.

Tax-equivalent net interest income was $198.23 million for the six-months ended June 30, 2023, as compared to $202.09 million for the same period last year. The change in 2023 tax equivalent net interest income compared to 2022 was largely attributable to the increases in the rates paid on deposits and borrowings offset by a change in the mix of interest earning assets primarily derived from a decrease in tax-exempt investment securities and an increase in average loans. Average earning assets were $12.06 billion for the six-months ended June 30, 2023, as compared to $12.50 billion during same period last year. The decrease of $438.50 million in average earning assets in 2023 when compared to 2022 was primarily a result of (i) a decrease in tax-exempt securities of $791.82 million, (ii) the decrease of taxable securities of $535.90 million, and (iii) a decrease in short-term investments of $98.28 million, offset by (iv) the increase of average loans of $987.50 million, when compared to June 30, 2022 balances. Average interest-bearing liabilities were $7.73 billion for the six-months ended June 30, 2023, and June 30, 2022, respectively. Interest-bearing deposits continued to grow organically offset by the decrease in short-term borrowings. The yield on earning assets increased 95 basis points while the rate paid on interest-bearing liabilities increased 140 basis points for the six-months ended June 30, 2023 compared to the six-months ended June 30, 2022.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (dollars in thousands):

	Three-Months Ended June 30, 2023 Compared to Three-Months Ended June 30, 2022			Six-Months Ended June 30, 2023 Compared to Six-Months Ended June 30, 2022
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Short-term investments	$(319)	$1,350	$1,031	$(270)	$2,856	$2,586
Taxable investment securities	(2,392)	3,273	881	(4,756)	8,597	3,841
Tax-exempt investment securities (1)	(5,437)	(637)	(6,074)	(11,425)	(13)	(11,438)
Loans (1) (2)	11,522	18,531	30,053	23,478	31,270	54,748
Interest income	3,374	22,517	25,891	7,027	42,710	49,737
Interest-bearing deposits	(5)	24,667	24,662	53	45,052	45,105
Short-term borrowings	(5)	5,283	5,278	(49)	8,536	8,487
Interest expense	(10)	29,950	29,940	4	53,588	53,592
Net interest income	$3,384	$(7,433)	$(4,049)	$7,023	$(10,878)	$(3,855)

(1)
Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(2)
Nonaccrual loans are included in loans.

The net interest margin, on a tax equivalent basis, was 3.29% for the second quarter of 2023, a decrease of 1 basis point from the same period in 2022. The net interest margin, on a tax equivalent basis, was 3.32% for the first six-months of 2023, an increase of 6 basis points from the same period in 2022. We continued to experience downward pressure on our net interest margin into the early part of 2023 compared to the early part of 2022 primarily due to (i) the effects of the Federal Reserve's accelerated rate of raising interest rates in 2022 and 2023, which was preceded by the extended period of historically low levels of short-term interest rates during the first quarter of 2022, and (ii) the shift in the mix of interest-earning assets and interest-bearing deposits. The Federal Reserve began increasing interest rates by raising rates 25 basis points in March 2022, 50 basis points in May 2022, and 75 basis points in June, July, September and November 2022, respectively, 50 basis points in December 2022, and 25 basis points in February, March and May 2023, respectively, resulting in a target rate range of 5.00% to 5.25% at June 30, 2023. Most recently, on July 26, 2023, the Federal Reserve increased rates 25 basis points resulting in a current target range of 5.25% to 5.50%.

Loan rates on variable loans have increased as the majority of such loans are indexed to the applicable prime rate (currently 8.25% at June 30, 2023), subject to underlying floors. With the latest increase in the federal funds rate, the majority of variable rate loans have increased (see additional discussion beginning on page 50).

During 2022, we increased rates on each of the primary depository products in response to the increasing federal funds rate. Additionally, we have approximately $984 million of municipal and related deposits which are indexed to short-term treasury rates which have continued to increase with the changes in the applicable rate index. Average municipal and related deposits totaled $1.48 billion and $1.56 billion for the six-months ended June 30, 2023 and 2022, respectively, with an average rate paid of 2.62% and 0.35%, for the respective six-months then ended.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (dollars in thousands, except percentages):

	Three-Months Ended June 30,
	2023			2022
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$121,410	$1,583	5.23%	$290,250	$552	0.76%
Taxable investment securities (2)	3,589,381	20,032	2.23	4,101,751	19,151	1.87
Tax-exempt investment securities (2)(3)	1,653,418	11,799	2.85	2,376,324	17,873	3.01
Loans (3)(4)	6,683,276	98,541	5.91	5,720,804	68,488	4.80
Total earning assets	12,047,485	$131,955	4.39%	12,489,129	$106,064	3.41%
Cash and due from banks	222,220			233,621
Bank premises and equipment, net	152,712			149,887
Other assets	232,881			193,308
Goodwill and other intangible assets, net	315,192			316,278
Allowance for credit losses	(80,721)			(67,383)
Total assets	$12,889,769			$13,314,840
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$7,037,677	$27,629	1.57%	$7,049,041	$2,967	0.17%
Short-term borrowings	715,071	5,510	3.09	730,477	232	0.13
Total interest-bearing liabilities	7,752,748	$33,139	1.71%	7,779,518	$3,199	0.16%
Noninterest-bearing deposits	3,704,143			4,064,207
Other liabilities	62,227			65,475
Total liabilities	11,519,118			11,909,200
Shareholders’ equity	1,370,651			1,405,640
Total liabilities and shareholders’ equity	$12,889,769			$13,314,840
Net interest income		$98,816			$102,865
Rate Analysis:
Interest income/earning assets			4.39%			3.41%
Interest expense/earning assets			(1.10)			(0.11)
Net interest margin			3.29%			3.30%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Includes tax equivalent yield adjustment of approximately $2.95 million and $4.08 million in the second quarters of 2023 and 2022, respectively, using an effective tax rate of 21% for both periods.
(4)
Includes nonaccrual loans.

	Six-Months Ended June 30,
	2023			2022
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$133,662	$3,234	4.87%	$231,941	$648	0.56%
Taxable investment securities (2)	3,630,591	40,815	2.25	4,166,490	36,974	1.77
Tax-exempt investment securities (2)(3)	1,701,707	24,542	2.88	2,493,523	35,980	2.89
Loans (3)(4)	6,592,310	188,002	5.75	5,604,815	133,254	4.79
Total earning assets	12,058,270	$256,593	4.29%	12,496,769	$206,856	3.34%
Cash and due from banks	232,160			232,063
Bank premises and equipment, net	153,017			149,764
Other assets	230,712			152,715
Goodwill and other intangible assets, net	315,300			316,432
Allowance for credit losses	(78,436)			(65,488)
Total assets	$12,911,023			$13,282,255
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$7,058,979	$49,441	1.41%	$6,973,967	$4,336	0.13%
Short-term borrowings	670,352	8,920	2.68	755,755	433	0.12
Total interest-bearing liabilities	7,729,331	$58,361	1.52%	7,729,722	$4,769	0.12%
Noninterest-bearing deposits	3,781,876			3,946,483
Other liabilities	61,134			65,239
Total liabilities	11,572,341			11,741,444
Shareholders’ equity	1,338,682			1,540,811
Total liabilities and shareholders’ equity	$12,911,023			$13,282,255
Net interest income (tax equivalent)		$198,232			$202,087
Rate Analysis:
Interest income/earning assets			4.29%			3.34%
Interest expense/earning assets			(0.97)			(0.08)
Net interest margin			3.32%			3.26%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Includes tax equivalent yield adjustment of approximately $6.08 million and $7.87 million in the first six months of 2023 and 2022, respectively, using an effective tax rate of 21% for both periods.
(4)
Includes nonaccrual loans.

Noninterest Income. Noninterest income for the second quarter of 2023 was $29.95 million compared to $37.32 million in the same quarter of 2022. Debit card fees for the second quarter of 2023 decreased by $3.15 million from the second quarter of 2022 due to the impact of the Bank becoming subject to regulations imposed by the Federal Reserve that limits debit card interchange revenue (also known as the "Durbin Amendment") which became effective for the Company as of July 1, 2022, and is consistent with our previously disclosed expectations. Accordingly, the second quarter of 2023 is the last quarter that will be impacted for comparability purposes to the prior year. Mortgage related income was $3.53 million in the second quarter of 2023 compared to $5.73 million in the second quarter of 2022 due to lower overall origination volumes and margins on loan sales as a result of the increases in interest rates. Available for sale securities were sold in the second quarter last year for gain on sales of $1.65 million. Securities sales activity in subsequent quarters in 2022 and the second quarter in 2023 did not generate similar gains. Recoveries of interest on previously charged-off or nonaccrual loans totaled $475 thousand for the second quarter of 2023 compared to $1.65 million for the second quarter of 2022, which was larger than normal. Service charges on deposits increased to $6.31 million for the second quarter of 2023 compared with $6.04 million for the second quarter of 2022, driven by the growth in net new accounts.

Noninterest income for the six-months ended June 30, 2023 was $57.95 million compared to $72.20 million in the same period in 2022. Debit card fees for the six-months ended June 30, 2023 were $11.66 million compared to $18.80 million during the six-months ended June 30, 2022 due to the impact of the Bank becoming subject to regulations imposed by the Federal Reserve that limits debit card interchange revenue (also known as the "Durbin Amendment") which became effective for the Company as of July 1, 2022, and is consistent with our previously disclosed expectations. Mortgage related income was $6.51 million in the six-months ended June 30, 2023 compared to $12.06 million in the six-months ended June 30, 2022 due to lower overall origination volumes and margins on loan sales as a result of the increases in interest rates. Total net gain on the sale of other assets and interest on loan recoveries was $1.84 million for the first six months of 2023 compared to $4.71 million during the same period of 2022. Service charges on deposits increased to $12.35 million for the first six months of 2023 compared with $11.74 million for the same period of 2022, driven by the growth in net new accounts.

Debit card fees are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Debit card fees consist of income from debit card usage, point of sale income for debit card transactions and ATM service fees. Federal Reserve Board rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is limited to the sum of 21 cents per transaction plus 5 basis points multiplied by the value of the transaction. Based on the applicable Federal Reserve Board rules, the Company became subject to the limitation effective July 1, 2022, which reduced debit card fees during the first six months of 2023, as discussed above.

Table 3 - Noninterest Income (dollars in thousands):

	Three-Months Ended June 30,			Six-Months Ended June 30,
	2023	Increase (Decrease)	2022	2023	Increase (Decrease)	2022
Trust fees	$9,883	$141	$9,742	$19,728	$169	$19,559
Service charges on deposit accounts	6,310	272	6,038	12,346	602	11,744
Debit card fees	6,720	(3,148)	9,868	11,656	(7,139)	18,795
Credit card fees	711	11	700	1,320	19	1,301
Gain on sale and fees on mortgage loans	3,534	(2,194)	5,728	6,508	(5,553)	12,061
Net gain on sale of available-for-sale securities	46	(1,602)	1,648	58	(1,621)	1,679
Net gain (loss) on sale of foreclosed assets	(1)	(19)	18	33	(1,069)	1,102
Net gain (loss) on sale of assets	—	(6)	6	930	934	(4)
Interest on loan recoveries	475	(1,174)	1,649	821	(1,111)	1,932
Other:
Check printing fees	22	(9)	31	42	(16)	58
Safe deposit rental fees	187	(2)	189	467	(11)	478
Credit life fees	134	(232)	366	275	(310)	585
Brokerage commissions	376	(25)	401	734	(41)	775
Wire transfer fees	417	(19)	436	804	(20)	824
Miscellaneous income	1,133	636	497	2,232	923	1,309
Total other	2,269	349	1,920	4,554	525	4,029
Total Noninterest Income	$29,947	$(7,370)	$37,317	$57,954	$(14,244)	$72,198

Noninterest Expense. Total noninterest expense for the second quarter of 2023 was $57.61 million, compared to $58.33 million for the same period of 2022. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio was 44.74% for the second quarter of 2023 compared to 41.61% for the same quarter in 2022.

Salaries, commissions and employee benefits for the second quarter of 2023 totaled $31.77 million, compared to $33.15 million for the same period in 2022. The net decrease reflected lower profit sharing expenses of $1.34 million, a $645 thousand decrease in mortgage incentive compensation expenses and a $591 thousand decrease in medical expenses, offset by annual merit-based and other market-based pay increases that were effective March 1, 2023.

All other categories of noninterest expense for the second quarter of 2023 totaled $25.85 million, compared to $25.19 million in the same quarter a year ago. Noninterest expense, excluding salary related costs, for the three-months ended June 30, 2023 increased primarily due to increases in FDIC insurance premiums of $513 thousand due to the increased FDIC insurance base assessment rate effective January 1, 2023, compared to the three-months ended June 30, 2022.

Total noninterest expense for the first six months of 2023 was $114.87 million, a decrease of $2.69 million, or 2.29%, as compared to the same period in 2022. Our efficiency ratio was 44.84% for the first six months of 2023 compared to 42.86% for the same period in 2022.

Salaries, commissions and employee benefits for the first six months of 2023 totaled $63.23 million, compared to $67.29 million for the same period in 2022. The net decrease reflected lower profit sharing expenses of $2.91 million, a $1.71 million decrease in mortgage incentive compensation expenses and a $1.16 million decrease in medical expenses, offset by annual merit-based and other market-based pay increases that were effective March 1, 2023.

All other categories of noninterest expense for the first six months of 2023 totaled $51.64 million, compared to $50.27 million for the same period in 2022. Noninterest expense, excluding salary related costs, for the six-months ended June 30, 2023 increased primarily due to increases in FDIC insurance premiums of $1.30 million due to the increased FDIC insurance base assessment rate effective January 1, 2023.

Table 4 - Noninterest Expense (dollars in thousands):

	Three-Months Ended June 30,			Six-Months Ended June 30,
	2023	Increase (Decrease)	2022	2023	Increase (Decrease)	2022
Salaries, commissions and incentives (excluding mortgage)	$24,030	$1,115	$22,915	$47,360	$1,651	$45,709
Mortgage salaries and incentives	2,212	(645)	2,857	4,109	(1,712)	5,821
Medical	1,905	(591)	2,496	4,224	(1,164)	5,388
Profit sharing	(30)	(1,337)	1,307	—	(2,905)	2,905
401(k) match expense	964	22	942	1,933	9	1,924
Payroll taxes	1,820	101	1,719	3,934	47	3,887
Stock based compensation	865	(46)	911	1,667	16	1,651
Total salaries and employee benefits	31,766	(1,381)	33,147	63,227	(4,058)	67,285
Net occupancy expense	3,423	131	3,292	6,853	336	6,517
Equipment expense	2,198	(148)	2,346	4,325	(278)	4,603
FDIC insurance premiums	1,417	513	904	3,071	1,298	1,773
Debit card expense	3,221	21	3,200	6,420	256	6,164
Professional and service fees	2,397	206	2,191	4,762	347	4,415
Printing, stationery and supplies	740	239	501	1,450	409	1,041
Operational and other losses	856	74	782	1,787	409	1,378
Software amortization and expense	2,519	(3)	2,522	4,830	(149)	4,979
Amortization of intangible assets	228	(92)	320	456	(184)	640
Other:
Data processing fees	491	46	445	986	96	890
Postage	345	13	332	718	78	640
Advertising	889	150	739	1,482	43	1,439
Correspondent bank service charges	221	(57)	278	436	(96)	532
Telephone	794	40	754	1,624	105	1,519
Public relations and business development	900	85	815	1,782	174	1,608
Directors’ fees	626	(3)	629	1,292	(57)	1,349
Audit and accounting fees	642	129	513	1,264	239	1,025
Legal fees and other related costs	369	109	260	611	(319)	930
Regulatory exam fees	310	(85)	395	621	(168)	789
Travel	472	11	461	917	143	774
Courier expense	315	1	314	593	14	579
Other real estate owned	11	9	2	11	9	2
Other miscellaneous expense	2,463	(728)	3,191	5,351	(1,336)	6,687
Total other	8,848	(280)	9,128	17,688	(1,075)	18,763
Total Noninterest Expense	$57,613	$(720)	$58,333	$114,869	$(2,689)	$117,558

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. As of June 30, 2023, total loans held-for-investment were $6.78 billion, an increase of $335.70 million, as compared to December 31, 2022. Total PPP loans outstanding were $141 thousand at June 30, 2023, which are included in the Company’s commercial loan totals.

As compared to year-end 2022 balances, total real estate loans increased $244.41 million, total commercial loans increased $99.43 million, agricultural loans increased $5.09 million, and total consumer loans decreased $13.22 million. Loans averaged $6.68 billion for the second quarter of 2023, an increase of $962.47 million over the prior year second quarter average balances. Loans averaged $6.59 billion for the first six months of 2023, an increase of $987.50 million from the prior year six-month period average balances.

Our loan portfolio segments include C&I, Municipal, Agricultural, Construction and Development, Farm, Non-Owner Occupied and Owner Occupied CRE, Residential, Consumer Auto and Consumer Non-Auto. This segmentation allows for a more precise pooling of loans with similar credit risk characteristics and credit monitor procedures for the Company’s calculation of its allowance for credit losses.

Table 5 outlines the composition of the Company’s held-for-investment loans by portfolio segment.

Table 5 - Composition of Loans Held-for-Investment (dollars in thousands):

	June 30,		December 31,
	2023	2022	2022
Commercial:
C&I *	$1,021,863	$839,928	$917,317
Municipal	215,977	200,577	221,090
Total Commercial	1,237,840	1,040,505	1,138,407
Agricultural	82,032	90,420	76,947
Real Estate:
Construction & Development	915,221	928,644	959,426
Farm	335,644	250,028	306,322
Non-Owner Occupied CRE	811,347	636,432	732,089
Owner Occupied CRE	1,011,511	909,899	954,400
Residential	1,698,679	1,412,125	1,575,758
Total Real Estate	4,772,402	4,137,128	4,527,995
Consumer:
Auto	534,603	468,147	550,635
Non-Auto	150,693	142,382	147,884
Total Consumer	685,296	610,529	698,519
Total	$6,777,570	$5,878,582	$6,441,868

* All disclosures for the C&I loan segment include PPP loan balances, net of deferred fees and costs, as disclosed on the face of the consolidated balance sheet.

Loans held-for-sale, consisting of secondary market mortgage loans, totaled $19.22 million, $26.45 million, and $11.97 million at June 30, 2023 and 2022, and December 31, 2022, respectively. At June 30, 2023 and 2022, and December 31, 2022, $1.13 million, $2.60 million and $1.47 million, respectively, are valued using the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

The following tables summarize maturity information of our loan portfolio as of June 30, 2023. The tables also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

Maturity Distribution and Interest Sensitivity of Loans at June 30, 2023 (dollars in thousands):

Total Loans Held-for-Investment:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$441,274	$459,379	$102,774	$18,436	$1,021,863
Municipal	4,201	49,734	113,736	48,306	215,977
Total Commercial	445,475	509,113	216,510	66,742	1,237,840
Agricultural	62,348	17,963	1,721	—	82,032
Real Estate:
Construction & Development	422,923	171,809	199,424	121,065	915,221
Farm	17,486	66,479	170,799	80,880	335,644
Non-Owner Occupied CRE	69,770	242,469	375,592	123,516	811,347
Owner Occupied CRE	35,593	258,705	472,892	244,321	1,011,511
Residential	115,636	146,352	744,750	691,941	1,698,679
Total Real Estate	661,408	885,814	1,963,457	1,261,723	4,772,402
Consumer:
Auto	6,274	510,863	17,466	—	534,603
Non-Auto	29,572	96,508	18,843	5,770	150,693
Total Consumer	35,846	607,371	36,309	5,770	685,296
Total	$1,205,077	$2,020,261	$2,217,997	$1,334,235	$6,777,570
% of Total Loans	17.77%	29.81%	32.73%	19.69%	100.00%

Loans with fixed interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$86,664	$306,175	$13,219	$—	$406,058
Municipal	3,523	48,698	81,872	7,276	141,369
Total Commercial	90,187	354,873	95,091	7,276	547,427
Agricultural	14,440	13,019	389	—	27,848
Real Estate:
Construction & Development	166,822	126,991	48,651	6,040	348,504
Farm	3,942	22,254	104,369	1,018	131,583
Non-Owner Occupied CRE	18,906	154,388	70,855	248	244,397
Owner Occupied CRE	18,182	157,970	43,932	187	220,271
Residential	46,091	108,353	468,935	58,240	681,619
Total Real Estate	253,943	569,956	736,742	65,733	1,626,374
Consumer:
Auto	6,274	510,863	17,466	—	534,603
Non-Auto	24,490	94,248	18,524	5,508	142,770
Total Consumer	30,764	605,111	35,990	5,508	677,373
Total	$389,334	$1,542,959	$868,212	$78,517	$2,879,022
% of Total Loans	5.73%	22.77%	12.81%	1.16%	42.47%

Loans with variable interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$354,610	$153,204	$89,555	$18,436	$615,805
Municipal	678	1,036	31,864	41,030	74,608
Total Commercial	355,288	154,240	121,419	59,466	690,413
Agricultural	47,908	4,944	1,332	—	54,184
Real Estate:
Construction & Development	256,101	44,818	150,773	115,025	566,717
Farm	13,544	44,225	66,430	79,862	204,061
Non-Owner Occupied CRE	50,864	88,081	304,737	123,268	566,950
Owner Occupied CRE	17,411	100,735	428,960	244,134	791,240
Residential	69,545	37,999	275,815	633,701	1,017,060
Total Real Estate	407,465	315,858	1,226,715	1,195,990	3,146,028
Consumer:
Auto	—	—	—	—	—
Non-Auto	5,082	2,260	319	262	7,923
Total Consumer	5,082	2,260	319	262	7,923
Total	$815,743	$477,302	$1,349,785	$1,255,718	$3,898,548
% of Total Loans	12.04%	7.04%	19.92%	18.53%	57.53%
Of the $3.90 billion of variable interest rate loans shown above, loans totaling $1.5 billion mature or reprice over the next twelve months. Of this amount, approximately $1.4 billion will reprice immediately upon changes in the underlying index rate (primarily U.S. prime rate) with the remaining $134 million being subject to floors above or ceilings below the current index.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and foreclosed assets were $29.25 million at June 30, 2023, as compared to $25.52 million at June 30, 2022 and $24.33 million at December 31, 2022. As a percent of loans held-for-investment and foreclosed assets, these assets were 0.43% at June 30, 2023, and June 30, 2022, respectively, and 0.38% at December 31, 2022. As a percent of total assets, these assets were 0.23% at June 30, 2023, as compared to 0.19% at June 30, 2022 and December 31, 2022, respectively. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at June 30, 2023.

Table 6 – Nonaccrual, Past Due 90 Days or More and Still Accruing, and Foreclosed Assets (dollars in thousands, except percentages):

	June 30,		December 31,
	2023	2022	2022
Nonaccrual loans	$28,672	$25,495	$24,325
Loans still accruing and past due 90 days or more	552	22	—
Total nonperforming loans (1)	29,224	25,517	24,325
Foreclosed assets	25	—	—
Total nonperforming assets	$29,249	$25,517	$24,325
As a % of loans held-for-investment and foreclosed assets	0.43%	0.43%	0.38%
As a % of total assets	0.23	0.19	0.19

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

The provision for loan losses of $6.52 million for the three-months ended June 30, 2023 is combined with the reversal of provision for unfunded commitments of $949 thousand and reported in the net aggregate of $5.57 million under the provision for credit losses in the consolidated statements of earnings for the three-months ended June 30, 2023. The provision for loan losses of $11.23 million for the six-months ended June 30, 2023 is combined with the reversal of provision for unfunded commitments of $2.88 million and reported in the net aggregate of $8.35 million under the provision for credit losses in the consolidated statements of earnings for the six-months ended June 30, 2023.

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

As a percent of average loans, net loan charge-offs were 0.05% for the second quarter of 2023, as compared to net loan recoveries of 0.06% for the second quarter of 2022. As a percent of average loans, net loan charge-offs were 0.02% for the first six months of 2023, as compared to net loan recoveries of 0.02% for the first six months of 2022. The allowance for credit losses as a percent of loans held-for-investment was 1.28% as of June 30, 2023, as compared to 1.22% and 1.18% as of June 30, 2022 and December 31, 2022, respectively.

Table 7 - Loan Loss Experience and Allowance for Credit Losses (dollars in thousands, except percentages):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2023	2022	2023	2022
Allowance for credit losses at period-end	$86,541	$71,932	$86,541	$71,932
Loans held-for-investment at period-end	6,777,570	5,878,582	6,777,570	5,878,582
Average loans for period	6,683,276	5,720,804	6,592,310	5,604,815
Net charge-offs (recoveries)/average loans (annualized)	0.05%	(0.06)%	0.02%	(0.02)%
Allowance for loan losses/period-end loans held-for-investment	1.28%	1.22%	1.28%	1.22%
Allowance for loan losses/nonaccrual loans, past due 90 days still accruing and restructured loans	296.13%	281.90%	296.13%	281.90%

Interest-Bearing Demand Deposits in Banks. The Company had interest-bearing deposits in banks of $23.84 million at June 30, 2023 compared to $222.90 million at June 30, 2022 and $37.39 million at December 31, 2022, respectively. At June 30, 2023, interest-bearing deposits in banks included $23.10 million maintained at the Federal Reserve Bank of Dallas and $743 thousand on deposit with the FHLB.

Available-for-Sale Securities. At June 30, 2023, securities with a fair value of $5.07 billion were classified as securities available-for-sale. As compared to December 31, 2022, the available-for-sale portfolio at June 30, 2023 reflected (i) an increase of $1.23 million in U.S. Treasury securities, (ii) an increase of $430 thousand in corporate bonds and other securities, (iii) a decrease of $205.65 million in obligations of states and political subdivisions, and (iv) a decrease of $204.11 million in mortgage-backed securities. Fluctuations in the available-for-sale securities portfolio balances were primarily driven by sales during the first half of 2023, somewhat offset by improvements in the gross unrealized holding losses due to rate changes. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See the below table and Note 2 to the Consolidated Financial Statements (unaudited) for additional disclosures relating to the maturities and fair values of the investment portfolio at June 30, 2023 and 2022, and December 31, 2022.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at June 30, 2023 (dollars in thousands, except percentages):

	Maturing by Contractual Maturity
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$149,231	1.98%	$334,545	1.87%	$—	—%	$—	—%	$483,776	1.91%
Obligations of states and political subdivisions	120,942	4.25	210,731	3.12	1,037,972	2.46	323,319	2.65	1,692,964	2.71
Corporate bonds and other securities	3,914	3.56	70,980	2.83	27,300	1.74	—	—	102,194	2.56
Mortgage-backed securities	46,647	2.91	762,784	2.21	1,407,868	1.87	570,029	2.24	2,787,328	2.06
Total	$320,734	2.99%	$1,379,040	2.30%	$2,473,140	2.12%	$893,348	2.39%	$5,066,262	2.27%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 21%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.

As of June 30, 2023, the investment portfolio had an overall tax equivalent yield of 2.27%, a weighted average life of 6.97 years and modified duration of 5.85 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $10.81 billion as of June 30, 2023, as compared to $11.12 billion as of June 30, 2022 and $11.01 billion as of December 31, 2022.

Table 9 provides a breakdown of average deposits and rates paid over the three and six month periods ended June 30, 2023 and 2022, respectively.

Table 9 - Composition of Average Deposits (dollars in thousands, except percentages):

	Three-Months Ended June 30,
	2023		2022
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,704,143	—%	$4,064,207	—%
Interest-bearing deposits:
Interest-bearing checking	3,277,300	1.16	3,690,920	0.22
Savings and money market accounts	2,955,374	1.63	2,911,318	0.10
Time deposits under $250,000	293,988	4.94	303,759	0.19
Time deposits of $250,000 or more	511,015	1.96	143,044	0.28
Total interest-bearing deposits	7,037,677	1.57%	7,049,041	0.17%
Total average deposits	$10,741,820		$11,113,248
Total cost of deposits		1.03%		0.11%

	Six-Months Ended June 30,
	2023		2022
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,781,876	—%	$3,946,483	—%
Interest-bearing deposits:
Interest-bearing checking	3,381,983	1.07	3,656,398	0.15
Savings and money market accounts	2,950,400	1.48	2,868,000	0.08
Time deposits under $250,000	266,960	4.27	305,926	0.20
Time deposits of $250,000 or more	459,636	1.84	143,643	0.28
Total interest-bearing deposits	7,058,979	1.41%	6,973,967	0.13%
Total average deposits	$10,840,855		$10,920,450
Total cost of deposits		0.92%		0.08%

The estimated amount of uninsured and uncollateralized deposits including related accrued and unpaid interest is approximately $3.81 billion as of June 30, 2023.

Borrowings. Included in borrowings were federal funds purchased, securities sold under repurchase agreements, advances from the FHLB and other borrowings of $587.66 million, $768.36 million and $642.51 million at June 30, 2023 and 2022, and December 31, 2022, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowings. The average balance of federal funds purchased, securities sold under repurchase agreements, advances from the FHLB and other borrowings were $715.07 million and $730.48 million in the second quarters of 2023 and 2022, respectively. The weighted average interest rates paid on these borrowings were 3.09% and 0.13% for the second quarters of 2023 and 2022, respectively. The average balance of federal funds purchased, securities sold under repurchase agreements, advances from the FHLB and other borrowings were $670.35 million and $755.76 million for the six-months ended June 30, 2023 and 2022, respectively. The weighted average interest rates paid on these borrowings were 2.68% and 0.12% for the six-months ended June 30, 2023 and 2022, respectively.

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

	Percentage change in net interest income:
Change in interest rates:	June 30,		December 31,
(in basis points)	2023	2022	2022
+400	0.51%	7.34%	5.13%
+300	0.28%	5.80%	3.86%
+200	0.59%	4.36%	3.13%
+100	0.84%	2.63%	2.09%
-100	(1.84)%	(2.85)%	(2.66)%
-200	(3.88)%	(6.67)%	(5.47)%
-300	(4.27)%	(11.77)%	(8.54)%
-400	(4.00)%	(13.03)%	(10.31)%

The results for the net interest income simulations as of June 30, 2023 and 2022, and December 31, 2022 resulted in an asset sensitive position. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability management committee oversees and monitors this risk.

The fair value of our investment securities classified as available-for-sale totaled $5.07 billion at June 30, 2023. During the six months ended June 30, 2023, the corresponding unrealized loss before taxes on the portfolio of $677.99 million at December 31, 2022, decreased to an unrealized loss before taxes of $621.09 million at June 30, 2023, which is recorded net of taxes in accumulated other comprehensive earnings (loss) in shareholders' equity. The unrealized gains or losses, net of taxes, on the portfolio are excluded from the calculation of all regulatory capital ratios. The changes in the fair value were driven by changes in interest rates based on expected actions by the Federal Reserve Board and other market conditions. The overall valuation of the portfolio is most correlated to the 5-year U.S. Treasury rates based on the composition and duration of the portfolio. At June 30, 2023, the 5-year U.S. Treasury rate was 4.13% compared to 4.01% at December 31, 2022, representing a 12 basis point increase during the first six months of 2023. As of June 30, 2023, an increase of 100 basis points in the 5-year U.S. Treasury rate would result in an increase to unrealized losses by approximately $256 million before taxes, while a 100 basis point decrease in the same rate would result in a decrease to unrealized losses by approximately $218 million before taxes. We believe that we have the ability to hold these securities based on our overall liquidity and intent to hold the portfolio.

Capital and Liquidity

Capital. We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $1.37 billion, or 10.66% of total assets at June 30, 2023, as compared to $1.33 billion, or 10.02% of total assets at June 30, 2022, and $1.27 billion, or 9.76% of total assets at December 31, 2022. Included in shareholders' equity at June 30, 2023, and 2022, and December 31, 2022 were $490.28 million, $400.51 million and $535.23 million, respectively, in unrealized losses on investment securities available-for-sale, net of related income taxes, although such amount is excluded from and does not impact regulatory capital. For the second quarter of 2023, total shareholders’ equity averaged $1.37 billion, or 10.63% of average assets, as compared to $1.41 billion, or 10.56% of average assets, during the same period in 2022. For the first six months of 2023, total shareholders’ equity averaged $1.34 billion, or 10.37% of average assets, as compared to $1.54 billion, or 11.60% of average assets, during the same period in 2022.

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

As of June 30, 2023 and 2022, and December 31, 2022, we had a total risk-based capital ratio of 19.62%, 19.54% and 19.29%, a Tier 1 capital to risk-weighted assets ratio of 18.48%, 18.50% and 18.22%; a common equity Tier 1 to risk-weighted assets ratio of 18.48%, 18.50% and 18.22% and a Tier

1 leverage ratio of 11.81%, 10.65% and 10.96%, respectively. The regulatory capital ratios as of June 30, 2023 and 2022, and December 31, 2022 were calculated under Basel III rules.

The regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of June 30, 2023:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,651,966	19.62%	$884,219	10.50%	$842,114	10.00%
First Financial Bank, N.A	$1,489,982	17.73%	$882,320	10.50%	$840,304	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,555,976	18.48%	$715,797	8.50%	$505,268	6.00%
First Financial Bank, N.A	$1,393,992	16.59%	$714,259	8.50%	$672,243	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,555,976	18.48%	$589,480	7.00%	$—	N/A
First Financial Bank, N.A	$1,393,992	16.59%	$588,213	7.00%	$546,198	6.50%
Leverage Ratio:
Consolidated	$1,555,976	11.81%	$336,845	4.00%	$—	N/A
First Financial Bank, N.A	$1,393,992	10.62%	$336,122	4.00%	$420,152	5.00%

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of June 30, 2022:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,507,098	19.54%	$809,783	10.50%	$771,222	10.00%
First Financial Bank, N.A	$1,379,750	17.93%	$808,070	10.50%	$769,591	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,426,448	18.50%	$655,538	8.50%	$462,733	6.00%
First Financial Bank, N.A	$1,299,100	16.88%	$654,152	8.50%	$615,672	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,426,448	18.50%	$539,855	7.00%	$—	N/A
First Financial Bank, N.A	$1,299,100	16.88%	$538,713	7.00%	$500,234	6.50%
Leverage Ratio:
Consolidated	$1,426,448	10.65%	$535,975	4.00%	$—	N/A
First Financial Bank, N.A	$1,299,100	9.73%	$534,178	4.00%	$667,723	5.00%

	Actual		Minimum Capital Required Basel III		Required to be Considered Well- Capitalized
As of December 31, 2022:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,586,888	19.29%	$863,622	10.50%	$822,497	10.00%
First Financial Bank, N.A	$1,442,902	17.58%	$861,860	10.50%	$820,819	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,498,731	18.22%	$699,122	8.50%	$493,498	6.00%
First Financial Bank, N.A	$1,354,745	16.50%	$697,696	8.50%	$656,655	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,498,731	18.22%	$575,748	7.00%	—	N/A
First Financial Bank, N.A	$1,354,745	16.50%	$574,573	7.00%	$533,532	6.50%
Leverage Ratio:
Consolidated	$1,498,731	10.96%	$546,983	4.00%	—	N/A
First Financial Bank, N.A	$1,354,745	9.95%	$544,886	4.00%	$681,107	5.00%

In connection with the adoption of the Basel III regulatory capital framework, our subsidiary bank made the election to continue to exclude accumulated other comprehensive income from available-for-sale securities (“AOCI”) from capital in connection with its quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

Liquidity. Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and other borrowings (see below) and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2025 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At June 30, 2023, there were no amounts drawn on these lines of credit. Our subsidiary bank also has (i) an available line of credit with the FHLB totaling $2.52 billion at June 30, 2023, secured by portions of our loan portfolio and certain investment securities, and (ii) access to the Federal Reserve Bank of Dallas lending program, including the new Bank Term Funding Program, secured by portions of certain investment securities. At June 30, 2023, the Company did not have any balances under these lines.

The Company renewed its loan agreement, effective June 30, 2023, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2025, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2025. If a balance exists at June 30, 2025, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at The Wall Street Journal Prime Rate. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 36% (low) in 2021 and 2020 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at June 30, 2023. There was no outstanding balance under the line of credit as of June 30, 2023.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $129.89 million at June 30, 2023, investment securities which totaled $2.20 million at June 30, 2023 and mature over 7 to 8 years, available dividends from our subsidiaries which totaled $357.72 million at June 30, 2023, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of June 30, 2023, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. We are monitoring closely the impact to the financial system due to the recent failures of several banks. Given the diversified core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

Off-Balance Sheet (“OBS”)/Reserve for Unfunded Commitments. We are a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our consolidated balance sheets. At June 30, 2023, the Company’s reserve for unfunded commitments totaled $9.45 million which is recorded in other liabilities.

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

Table 10 – Commitments as of June 30, 2023 (dollars in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$1,173,293
Unfunded commitments to extend credit	810,717
Standby letters of credit	35,093
Total commercial commitments	$2,019,103

We believe we have no other OBS arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements. The above table does not include balances related to the Company’s IRLC and forward mortgage-backed security trades. Total commercial commitments were $2.02 billion at June 30, 2023, compared to $1.90 billion at June 30, 2022, and $2.06 billion at December 31, 2022.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At June 30, 2023, $357.72 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $64.00 million and $7.50 million for the six-months ended June 30, 2023 and 2022, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 35% to 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 48.31% and 39.23% of net earnings for the first six months of 2023 and 2022, respectively. Given our current capital position, projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy. On April 25, 2023, the Board of Directors declared a $0.18 per share cash dividend for the second quarter of 2023, a 5.88% increase over the dividend declared in the first quarter of 2023. The record date for this dividend will be June 15, 2023, payable on July 3, 2023.

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

Item 4. Controls and Procedures.

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

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

Item 1A. Risk Factors.

There has been no material change in the risk factors previously disclosed under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the quarter-ended March 31, 2023.

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

10.2	—	2021 Omnibus Stock and Incentive Plan as Amended (incorporated by reference from Exhibit 10 of the Registrant’s Form 8-K filed April 28, 2021).++

10.3	—	Promissory Note, dated June 30, 2023, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K filed July 7, 2023).

10.4	—

Amended and Restated Loan Agreement, dated June 30, 2023, by and between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.2 of the Registrant's Form 8-K filed July 7, 2023).

10.5	—	2015 Restricted Stock Plan as Amended and Restated April 28, 2020 (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed May 1, 2020).++

10.6	—	Form of Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed August 10, 2022).++

10.7	—

First Financial Bankshares, Inc. Supplemental Executive Retirement Plan, as amended and restated effective July 26, 2022 (incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K filed July 29, 2022.)++

10.8	—

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

FIRST FINANCIAL BANKSHARES, INC.
Date: August 2, 2023	By:	/s/ F. Scott Dueser
F. Scott Dueser
Chairman of the Board, President and Chief Executive Officer

Date: August 2, 2023	By:	/s/ Michelle S. Hickox
Michelle S. Hickox
Executive Vice President and
Chief Financial Officer, Secretary and Treasurer