Form 10-Q
period 2023-09-30
FIRST FINANCIAL BANKSHARES INC
filed 2023-11-06
CIK 36029

2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 6, 2023
Common Stock, $0.01 par value per share	142,709,314

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. and Subsidiaries (the “Company” or “we”) at September 30, 2023 and 2022 (unaudited), and December 31, 2022, and the consolidated statements of earnings, comprehensive earnings (loss) and shareholders’ equity for the three and nine-months ended September 30, 2023 and 2022 (unaudited), and the consolidated statements of cash flows for the nine-months ended September 30, 2023 and 2022 (unaudited) and notes to consolidated financial statements (unaudited), follow on pages 4 through 40.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30,		December 31,
	2023	2022	2022
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$208,277	$227,298	$293,286
INTEREST-BEARING DEMAND DEPOSITS IN BANKS	180,008	138,484	37,392
Total cash and cash equivalents	388,285	365,782	330,678
SECURITIES AVAILABLE-FOR-SALE, at fair value (amortized cost of these securities was $5,463,186, $6,546,471 and $6,152,348 as of September 30, 2023 and 2022, and December 31, 2022, respectively)	4,652,537	5,745,443	5,474,359
LOANS:
Held-for-investment, excluding PPP loans	6,994,574	6,255,286	6,441,699
PPP loans	122	202	169
Total loans held-for-investment	6,994,696	6,255,488	6,441,868
Less—allowance for credit losses	(89,714)	(74,108)	(75,834)
Net loans held-for-investment	6,904,982	6,181,380	6,366,034
Held-for-sale ($11,908, $15,892 and $10,497 at fair value at September 30, 2023 and 2022, and December 31, 2022, respectively)	12,229	18,815	11,965
BANK PREMISES AND EQUIPMENT, net	152,936	152,646	152,973
INTANGIBLE ASSETS, net	314,850	315,833	315,534
OTHER ASSETS	351,599	330,445	322,523
Total assets	$12,777,418	$13,110,344	$12,974,066
LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$3,477,553	$4,200,792	$4,061,788
INTEREST-BEARING DEPOSITS	7,238,970	6,941,326	6,943,719
Total deposits	10,716,523	11,142,118	11,005,507
DIVIDENDS PAYABLE	25,730	—	24,278
BORROWINGS	751,544	774,581	642,507
TRADE DATE PAYABLE	2,500	—	—
OTHER LIABILITIES	41,011	61,030	36,037
Total liabilities	11,537,308	11,977,729	11,708,329
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
COMMON STOCK — ($0.01 par value, authorized 200,000,000 shares; 142,677,069, 142,628,163 and 142,657,871 shares issued at September 30, 2023 and 2022, and December 31, 2022, respectively)	1,427	1,426	1,427
CAPITAL SURPLUS	679,374	676,067	677,593
RETAINED EARNINGS	1,199,243	1,087,543	1,121,945
TREASURY STOCK (shares at cost: 926,723, 933,152 and 929,210 at September 30, 2023 and 2022, and December 31, 2022, respectively)	(11,658)	(10,907)	(11,035)
DEFERRED COMPENSATION	11,658	10,907	11,035
ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS), net	(639,934)	(632,421)	(535,228)
Total shareholders’ equity	1,240,110	1,132,615	1,265,737
Total liabilities and shareholders’ equity	$12,777,418	$13,110,344	$12,974,066

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS—(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2023	2022	2023	2022
INTEREST INCOME:
Interest and fees on loans	$106,377	$77,523	$293,453	$210,180
Interest on investment securities:
Taxable	19,425	20,799	60,240	57,772
Exempt from federal income tax	8,757	12,974	28,145	41,686
Interest on federal funds sold and interest-bearing demand deposits in banks	792	1,432	4,026	2,080
Total interest income	135,351	112,728	385,864	311,718
INTEREST EXPENSE:
Interest on deposits	36,165	8,788	85,606	13,123
Interest on borrowings	5,037	784	13,957	1,217
Total interest expense	41,202	9,572	99,563	14,340
Net interest income	94,149	103,156	286,301	297,378
PROVISION FOR CREDIT LOSSES	2,276	3,221	10,631	13,353
Net interest income after provision for credit losses	91,873	99,935	275,670	284,025
NONINTEREST INCOME:
Trust fees	10,050	10,314	29,778	29,873
Service charges on deposit accounts	6,509	6,399	18,855	18,143
Debit card fees	5,041	5,587	16,697	24,381
Credit card fees	694	651	2,014	1,953
Gain on sale and fees on mortgage loans	3,442	4,070	9,950	16,131
Net gain (loss) on sale of available-for-sale securities	(972)	334	(914)	2,013
Net gain (loss) on sale of foreclosed assets	(10)	349	23	1,451
Net gain on sale of other assets	696	526	1,626	522
Interest on loan recoveries	698	664	1,519	2,596
Other	1,922	2,049	6,477	6,078
Total noninterest income	28,070	30,943	86,025	103,141
NONINTEREST EXPENSE:
Salaries, commissions and employee benefits	32,935	33,892	96,162	101,177
Net occupancy expense	3,565	3,440	10,418	9,957
Equipment expense	2,200	2,396	6,525	6,999
FDIC insurance premiums	1,573	917	4,644	2,690
Debit card expense	3,284	3,013	9,704	9,177
Professional and service fees	2,425	2,219	7,187	6,635
Printing, stationery and supplies	512	600	1,962	1,641
Operational and other losses	959	869	2,746	2,247
Software amortization and expense	2,441	2,564	7,271	7,543
Amortization of intangible assets	228	306	684	946
Other	9,417	9,226	27,104	27,988
Total noninterest expense	59,539	59,442	174,407	177,000
EARNINGS BEFORE INCOME TAXES	60,404	71,436	187,288	210,166
INCOME TAX EXPENSE	10,848	12,095	34,291	34,359
NET EARNINGS	$49,556	$59,341	$152,997	$175,807
NET EARNINGS PER SHARE, BASIC	$0.35	$0.42	$1.07	$1.23
NET EARNINGS PER SHARE, DILUTED	$0.35	$0.41	$1.07	$1.23
DIVIDENDS PER SHARE	$0.18	$0.17	$0.53	$0.49

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) —(UNAUDITED)

(Dollars in thousands)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2023	2022	2023	2022
NET EARNINGS	$49,556	$59,341	$152,997	$175,807
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for- sale, before income taxes	(190,407)	(293,219)	(133,453)	(924,157)
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings, before income taxes	972	(334)	914	(2,013)
Total other items of comprehensive earnings (loss)	(189,435)	(293,553)	(132,539)	(926,170)
Income tax benefit (expense) related to:
Change in unrealized gain (loss) on investment securities available-for- sale	39,985	61,576	28,025	194,073
Reclassification adjustment for realized gains (losses) on investment securities included in net earnings	(204)	70	(192)	423
Total income tax benefit (expense)	39,781	61,646	27,833	194,496
COMPREHENSIVE EARNINGS (LOSS)	$(100,098)	$(172,566)	$48,291	$(555,867)

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive Earnings	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Loss)	Equity
Balances at June 30, 2022 (unaudited)	142,586,601	$1,426	$675,653	$1,052,453	(937,924)	$(10,656)	$10,656	$(400,514)	$1,329,018
Net earnings (unaudited)	—	—	—	59,341	—	—	—	—	59,341
Stock option exercises/ stock unit conversions/ restricted stock activity (unaudited)	94,134	—	1,628	—	—	—	—	—	1,628
Cash dividends declared, $0.17 per share (unaudited)	—	—	—	(24,251)	—	—	—	—	(24,251)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(231,907)	(231,907)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	4,772	(251)	251	—	—
Stock-based compensation expense (unaudited)	—	—	830	—	—	—	—	—	359
Shares repurchased under stock repurchase authorization (unaudited)	(52,572)	—	(2,044)	—	—	—	—	—	(2,044)
Balances at September 30, 2022 (unaudited)	142,628,163	$1,426	$676,067	$1,087,543	(933,152)	$(10,907)	$10,907	$(632,421)	$1,132,615
Balances at June 30, 2023 (unaudited)	142,741,196	$1,427	$680,676	$1,175,410	(927,608)	$(11,466)	$11,466	$(490,280)	$1,367,233
Net earnings (unaudited)	—	—	—	49,556	—	—	—	—	49,556
Stock option exercises/ stock unit conversions/ restricted stock activity (unaudited)	37,210	1	383	—	—	—	—	—	384
Cash dividends declared, $0.18 per share (unaudited)	—	—	—	(25,723)	—	—	—	—	(25,723)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(149,654)	(149,654)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	885	(192)	192	—	—
Stock-based compensation expense (unaudited)	—	—	1,049						1,049
Shares repurchased under stock repurchase authorization (unaudited)	(101,337)	(1)	(2,734)						(2,735)
Balances at September 30, 2023 (unaudited)	142,677,069	$1,427	$679,374	$1,199,243	(926,723)	$(11,658)	$11,658	$(639,934)	$1,240,110

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive Earnings	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Loss)	Equity
Balances at December 31, 2021	142,532,116	$1,425	$676,871	$981,675	(936,897)	$(10,090)	$10,090	$99,253	$1,759,224
Net earnings (unaudited)	—	—	—	175,807	—	—	—	—	175,807
Stock option exercises/ stock unit conversions/ restricted stock activity (unaudited)	340,606	3	5,971	—	—	—	—	—	5,974
Cash dividends declared, $0.49 per share (unaudited)	—	—	—	(69,939)	—	—	—	—	(69,939)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(731,674)	(731,674)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	3,745	(817)	817	—	—
Stock-based compensation expense (unaudited)	—	—	2,672	—	—	—	—	—	2,672
Shares repurchased under stock repurchase authorization (unaudited)	(244,559)	(2)	(9,447)	—	—	—	—	—	(9,449)
Balances at September 30, 2022 (unaudited)	142,628,163	$1,426	$676,067	$1,087,543	(933,152)	$(10,907)	$10,907	$(632,421)	$1,132,615
Balances at December 31, 2022	142,657,871	$1,427	$677,593	$1,121,945	(929,210)	$(11,035)	$11,035	$(535,228)	$1,265,737
Net earnings (unaudited)	—	—	—	152,997	—	—	—	—	152,997
Stock option exercises/ stock unit conversions/ restricted stock activity (unaudited)	120,535	1	1,482	—	—	—	—	—	1,483
Cash dividends declared, $0.53 per share (unaudited)	—	—	—	(75,699)	—	—	—	—	(75,699)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(104,706)	(104,706)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	2,487	(623)	623	—	—
Stock-based compensation expense (unaudited)	—	—	3,033	—	—	—	—	—	3,033
Shares repurchased under stock repurchase authorization (unaudited)	(101,337)	(1)	(2,734)	—	—	—	—	—	(2,735)
Balances at September 30, 2023 (unaudited)	142,677,069	$1,427	$679,374	$1,199,243	(926,723)	$(11,658)	$11,658	$(639,934)	$1,240,110

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)

(Dollars in thousands)

	Nine-Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$152,997	$175,807
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,290	9,589
Provision for credit losses	10,631	13,353
Securities premium amortization, net	40,376	55,355
Discount accretion on purchased loans	—	(1,119)
Gain on sale of securities and other assets, net	(735)	(3,986)
Stock-based compensation	3,033	2,672
Net tax benefit from stock-based compensation	269	353
Deferred federal income tax benefit	1,789	—
Change in loans held-for-sale	(312)	17,967
Change in other assets	(371)	11,827
Change in other liabilities	9,126	(27,412)
Total adjustments	73,096	78,599
Net cash provided by operating activities	226,093	254,406
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	320,419	205,444
Maturities	333,273	2,773,665
Purchases	(3,322)	(3,131,413)
Net increase in loans held-for-investment	(553,762)	(862,636)
Purchases of bank premises, equipment and software	(13,386)	(11,970)
Proceeds from sale of bank premises and equipment and other assets	3,740	1,186
Net cash provided by (used in) investing activities	86,962	(1,025,724)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	(584,235)	420,562
Net increase in interest-bearing deposits	295,250	155,068
Net change in borrowings	109,036	103,429
Common stock transactions:
Proceeds from stock option exercises/stock unit conversions/restricted stock activity	1,483	5,974
Dividends paid	(74,247)	(67,072)
Repurchases of stock	(2,735)	(9,449)
Net cash provided by (used in) financing activities	(255,448)	608,512
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,607	(162,806)
CASH AND CASH EQUIVALENTS, beginning of period	330,678	528,588
CASH AND CASH EQUIVALENTS, end of period	$388,285	$365,782
SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$87,127	$14,067
Federal income taxes paid	35,529	33,050
Investment securities purchased not settled	2,500	—
Transfer of loans to other real estate	190	—

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

First Financial Bankshares, Inc., a Texas corporation, (“Bankshares,” “Company,” “we” or “us”) is a financial holding company which owns all of the capital stock of one bank with 80 locations located in Texas as of September 30, 2023. The Company’s subsidiary bank is First Financial Bank, N.A. The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which First Financial Bank, N.A. is located. In addition, the Company also owns First Financial Trust & Asset Management Company, N.A., First Financial Insurance Agency, Inc. (inactive), First Technology Services, Inc., FB Investment Paris Fund, LLC, and FFB Portfolio Management, Inc.

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

Stock Repurchase

On July 27, 2021, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 common shares through July 31, 2023. On July 25, 2023, the Company's Board of Directors renewed the prior authorization through July 31, 2024. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades, or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Under the prior authorization, 244,559 shares were repurchased and retired (all during the months of June and July 2022) at an average price of $38.61 per share. Under the current authorization, the Company has repurchased and retired 101,337 shares (all during September 2023) at an average price of $26.99 per share.

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

ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in ASC Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 will also require that an entity disclose current-period gross charge-offs by year of origination for financial receivables and net investment leases within the scope of ASC Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 became effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, though early adoption is permitted. The adoption of ASU 2022-02 did not have a significant impact on our financial statements.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of securities and report accrued interest separately in other assets on the consolidated balance sheets. A security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to securities reversed against interest income for the three and nine-months ended September 30, 2023 and 2022.

The Company records its available-for-sale securities portfolio at fair value. Fair values of these securities are determined based on methodologies in accordance with current authoritative accounting guidance. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, credit ratings, and yield curves. Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the marketplace as a result of the illiquid market, specific to the type of security.

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

At September 30, 2023 and 2022, and December 31, 2022, no allowance for credit losses - available-for-sale securities was recorded.

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

At September 30, 2023 and 2022, and December 31, 2022, the Company held no securities that were classified as held-to-maturity.

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

The Company applies two methodologies to estimate the allowance on its pooled portfolio segments; discounted cash flows method and weighted average remaining life method. Allowance estimates on the following portfolio segments are calculated using the discounted cash flows method: C&I, Municipal, Construction and Development, Farm, Non-Owner Occupied and Owner Occupied CRE, and Residential. Allowance estimates on the following portfolio segments are calculated using the remaining life method: Agriculture, Consumer Auto and Consumer Non-Auto. The models related to these methodologies utilize the Company’s historical default and loss experience adjusted for future economic forecasts. The reasonable and supportable forecast period represents a one-year economic outlook for the applicable economic variables. Following the end of the reasonable and supportable forecast period, expected losses revert back to the historical mean over the next two years on a straight-line basis. Economic variables that have the most significant impact on the allowance include: Texas unemployment rate, Texas house price index, and Texas retail sales index. Contractual loan level cash flows within the discounted cash flows methodology are adjusted for the Company’s historical prepayment and curtailment rate experience.

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

Allowance for Credit Losses - Off-Balance-Sheet/Reserve for Unfunded Commitments

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. These obligations include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. At September 30, 2023 and 2022, and December 31, 2022, the Company’s reserve for unfunded commitments totaled $7,903,000, $10,879,000 and $12,323,000, respectively, which is included in other liabilities in the consolidated balance sheet.

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

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year. There was no impairment recorded during the nine-months ended September 30, 2023 or 2022, respectively.

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

Accumulated Other Comprehensive Earnings (Loss)

Unrealized net losses on the Company’s available-for-sale securities, net of applicable income taxes, totaled $639,934,000, $632,421,000 and $535,228,000 at September 30, 2023, and 2022, and December 31, 2022, respectively, are included in accumulated other comprehensive earnings (loss) as a separate component of shareholders' equity.

Income Taxes

The Company’s provision for income taxes is based on income before income taxes adjusted for permanent differences between financial reporting and taxable income. Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. As of September 30, 2023, and 2022, and December 31, 2022, deferred tax assets totaled $173,032,000, $168,398,000 and $145,511,000, respectively, and were included in other assets on the consolidated balance sheets.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value using the Black-Scholes model of the shares at the grant date. The grant date fair value is amortized over the vesting period which generally is three, five or six years. The Company also grants restricted stock and/or units for a fixed number of shares which generally vests over periods of one to three years, and performance stock units which vest over a 3-year period based on Company performance metrics relative to a defined peer group. For stock option grants, the exercise price is established based on the closing trading price. No adjustments have been necessary to properly value the grant based on the terms or other conditions of the grants. Expense is recognized based on the fair value of the portion of stock-based payment awards that ultimately expected to vest, reduced for forfeitures based on grant-date fair value. See Note 8 for further information.

Advertising Costs

Advertising costs are expensed as incurred.

Per Share Data

Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. The Company calculates dilutive EPS assuming all outstanding stock options to purchase common shares and unvested restricted stock shares and units have been exercised and/or vested at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is reflected by application of the treasury stock method, whereby the proceeds from the exercised options and unearned compensation for both restricted stock and stock options are assumed to be used to purchase common shares at the average market price during the respective period. There were 864,000 and 478,000 anti-dilutive shares for the three and nine-months ended September 30, 2023, respectively, that were excluded from the computation of EPS. There were 346,000 and 272,000 anti-dilutive shares for the three and nine-months ended September 30, 2022, respectively, that were excluded from the computation of EPS. The following table reconciles the computation of basic EPS to diluted EPS:

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended September 30, 2023:
Net earnings per share, basic	$49,556	142,707,260	$0.35
Effect of stock options and stock grants	—	442,113	—
Net earnings per share, diluted	$49,556	143,149,373	$0.35

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended September 30, 2022:
Net earnings per share, basic	$59,341	142,524,500	$0.42
Effect of stock options and stock grants	—	601,588	(0.01)
Net earnings per share, diluted	$59,341	143,126,088	$0.41

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the nine-months ended September 30, 2023:
Net earnings per share, basic	$152,997	142,691,389	$1.07
Effect of stock options and stock grants	—	351,469	—
Net earnings per share, diluted	$152,997	143,042,858	$1.07

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the nine-months ended September 30, 2022:
Net earnings per share, basic	$175,807	142,588,373	$1.23
Effect of stock options and stock grants	—	658,395	—
Net earnings per share, diluted	$175,807	143,246,768	$1.23

Note 2 - Securities

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, allowance for credit losses and the fair value of available-for-sale securities are as follows (dollars in thousands):

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$507,549	$—	$(22,102)	$485,447
Obligations of states and political subdivisions	1,726,947	120	(263,313)	1,463,754
Residential mortgage-backed securities	2,792,813	—	(495,578)	2,297,235
Commercial mortgage-backed securities	323,539	—	(18,191)	305,348
Corporate bonds and other	112,338	—	(11,585)	100,753
Total securities available-for-sale	$5,463,186	$120	$(810,769)	$4,652,537

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$504,457	$2	$(27,283)	$477,176
Obligations of states and political subdivisions	2,368,605	514	(285,307)	2,083,812
Residential mortgage-backed securities	3,153,864	14	(456,997)	2,696,881
Commercial mortgage-backed securities	406,530	1	(19,185)	387,346
Corporate bonds and other	113,015	-	(12,787)	100,228
Total securities available-for-sale	$6,546,471	$531	$(801,559)	$5,745,443

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$508,275	$11	$(25,737)	$482,549
Obligations of states and political subdivisions	2,104,193	1,217	(206,799)	1,898,611
Residential mortgage-backed securities	3,034,120	8	(417,562)	2,616,566
Commercial mortgage-backed securities	392,914	1	(18,046)	374,869
Corporate bonds and other	112,846	-	(11,082)	101,764
Total securities available-for-sale	$6,152,348	$1,237	$(679,226)	$5,474,359

The Company did not hold any securities classified as held-to-maturity at September 30, 2023, September 30, 2022, or December 31, 2022.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at September 30, 2023 and 2022, and December 31, 2022, were computed by using scheduled amortization of balances and historical prepayment rates.

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2023, by contractual and expected maturity, are shown below (dollars in thousands):

	Amortized	Estimated
	Cost Basis	Fair Value
Due within one year	$335,508	$327,912
Due after one year through five years	1,345,049	1,214,288
Due after five years through ten years	2,466,782	2,034,867
Due after ten years	1,315,847	1,075,470
Total	$5,463,186	$4,652,537

The following tables disclose as of September 30, 2023 and 2022, and December 31, 2022, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
September 30, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$4,867	$49	$480,580	$22,053	$485,447	$22,102
Obligations of states and political subdivisions	53,029	2,568	1,402,097	260,745	$1,455,126	263,313
Residential mortgage-backed securities	3,123	106	2,294,112	495,472	$2,297,235	495,578
Commercial mortgage-backed securities	1,274	87	304,074	18,104	$305,348	18,191
Corporate bonds and other	—	—	100,753	11,585	$100,753	11,585
Total	$62,293	$2,810	$4,581,616	$807,959	$4,643,909	$810,769

	Less than 12 Months		12 Months or Longer		Total
September 30, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$476,696	$27,283	$—	$—	$476,696	$27,283
Obligations of states and political subdivisions	1,828,105	254,212	139,732	31,095	1,967,837	285,307
Residential mortgage-backed securities	1,507,121	231,915	1,187,815	225,082	2,694,936	456,997
Commercial mortgage-backed securities	386,479	19,185	—	—	386,479	19,185
Corporate bonds and other	59,782	4,544	40,446	8,243	100,228	12,787
Total	$4,258,183	$537,139	$1,367,993	$264,420	$5,626,176	$801,559

	Less than 12 Months		12 Months or Longer		Total
December 31, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$307,012	$11,650	$173,105	$14,087	$480,117	$25,737
Obligations of states and political subdivisions	770,469	55,943	946,571	150,856	1,717,040	206,799
Residential mortgage-backed securities	470,970	37,065	2,143,869	380,497	2,614,839	417,562
Commercial mortgage-backed securities	319,303	11,677	54,862	6,369	374,165	18,046
Corporate bonds and other	41,920	1,698	59,844	9,384	101,764	11,082
Total	$1,909,674	$118,033	$3,378,251	$561,193	$5,287,925	$679,226

The number of investments in an unrealized loss position totaled 892 at September 30, 2023. We believe any unrealized losses in the U.S. treasury securities, obligations of state and political subdivisions, residential and commercial mortgage-backed and asset-backed investment securities, and corporate bonds and other at September 30, 2023 and 2022, and December 31, 2022, are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required on these securities at September 30, 2023 and 2022, and December 31, 2022. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At September 30, 2023, 66.92% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 56.47% are guaranteed by the Texas Permanent School Fund.

Securities, carried at approximately $3,397,495,000 on September 30, 2023, were pledged as collateral for public or trust fund deposits, repurchase agreements, borrowings and for other purposes required or permitted by law.

During the three-months ended September 30, 2023 and 2022, sales of investment securities that were classified as available-for-sale were $113,132,000 and $17,081,000, respectively. Gross realized security gains from sales and calls during the third quarter of 2023 and 2022 totaled $53,000 and $334,000, respectively. Gross realized security losses from sales or calls during the third quarter of 2023 totaled $1,025,000. There were no gross realized security losses from sales or calls during the third quarter of 2022.

During the nine-months ended September 30, 2023 and 2022, sales of investment securities that were classified as available-for-sale were $320,419,000 and $205,444,000, respectively. Gross realized security gains from sales and calls during the nine-months ended September 30, 2023 and 2022 totaled $1,701,000 and $4,357,000, respectively. Gross realized security losses from sales or calls during the nine-months ended September 30, 2023 and 2022 totaled $2,615,000 and $2,344,000, respectively.

The specific identification method was used to determine cost in order to compute the realized gains and losses.

Note 3 – Loans Held-for-Investment and Allowance for Credit Losses

For the periods ended September 30, 2023 and 2022, and December 31, 2022, the following tables outline the Company’s loan portfolio by the ten portfolio segments where applicable.

Loans held-for-investment by portfolio segment are as follows (dollars in thousands):

	September 30,		December 31,
	2023	2022	2022
Commercial:
C&I*	$1,108,240	$871,335	$917,317
Municipal	218,358	214,852	221,090
Total Commercial	1,326,598	1,086,187	1,138,407
Agricultural	81,876	76,937	76,947
Real Estate:
Construction & Development	929,570	938,051	959,426
Farm	341,052	268,139	306,322
Non-Owner Occupied CRE	828,900	717,738	732,089
Owner Occupied CRE	1,002,913	945,665	954,400
Residential	1,788,913	1,536,180	1,575,758
Total Real Estate	4,891,348	4,405,773	4,527,995
Consumer:
Auto	540,382	538,798	550,635
Non-Auto	154,492	147,793	147,884
Total Consumer	694,874	686,591	698,519
Total Loans	6,994,696	6,255,488	6,441,868
Less: Allowance for credit losses	(89,714)	(74,108)	(75,834)
Loans, net	$6,904,982	$6,181,380	$6,366,034

* All disclosures for the C&I loan segment include PPP loan balances, net of deferred fees and costs, as disclosed on the face of the consolidated balance sheet.

Outstanding loan balances at September 30, 2023 and 2022, and December 31, 2022, are net of unearned income, including net deferred loan fees.

At September 30, 2023, $2,600,103,000 in loans held by our bank subsidiary were subject to blanket liens as security for a line of credit with the Federal Home Loan Bank of Dallas ("FHLB"). At September 30, 2023, this available line of credit was $2,538,345,000. At September 30, 2023, there was $45,000,000 used on the line advance for undisbursed commitments (letters of credit) used to secure public funds.

The Company’s nonaccrual loans and loans still accruing and past due 90 days or more are as follows (dollars in thousands):

	September 30,		December 31,
	2023	2022	2022
Nonaccrual loans	$38,812	$24,604	$24,325
Loans still accruing and past due 90 days or more	289	15	—
Total nonperforming loans (1)	$39,101	$24,619	$24,325

(1) With the adoption of ASU 2022-02, effective January 1, 2023, troubled debt restructuring ("TDR") accounting has been eliminated.

The Company had $39,698,000, $24,619,000 and $24,325,000 in nonaccrual, past due 90 days or more and still accruing, and foreclosed assets at September 30, 2023 and 2022, and December 31, 2022, respectively. Nonaccrual loans at September 30, 2023 and 2022, and December 31, 2022, consisted of the following (dollars in thousands):

	September 30,		December 31,
	2023	2022	2022
Commercial:
C&I	$3,365	$5,966	$5,057
Municipal	—	—	—
Total Commercial	3,365	5,966	5,057
Agricultural	838	338	324
Real Estate:
Construction & Development	3,295	1,696	1,567
Farm	5,534	91	85
Non-Owner Occupied CRE	8,407	2,406	2,321
Owner Occupied CRE	7,812	6,703	7,092
Residential	8,990	6,781	7,419
Total Real Estate	34,038	17,677	18,484
Consumer:
Auto	465	596	429
Non-Auto	106	27	31
Total Consumer	571	623	460
Total	$38,812	$24,604	$24,325

No significant additional funds are committed to be advanced in connection with nonaccrual loans as of September 30, 2023.

Summary information on the allowance for credit losses for the three and nine-months ended September 30, 2023 and 2022, are outlined by portfolio segment in the following tables (dollars in thousands):

Three-Months Ended September 30, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$16,530	$187	$1,082	$28,966	$2,804
Provision for loan losses	(64)	(2)	53	(696)	131
Recoveries	56	—	21	6	—
Charge-offs	(715)	—	—	—	—
Ending balance	$15,807	$185	$1,156	$28,276	$2,935

Three-Months Ended September 30, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$13,471	$12,572	$9,767	$829	$333	$86,541
Provision for loan losses	2,330	767	1,035	172	95	3,821
Recoveries	16	187	3	96	47	432
Charge-offs	—	—	(7)	(235)	(123)	(1,080)
Ending balance	$15,817	$13,526	$10,798	$862	$352	$89,714

Three-Months Ended September 30, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$18,589	$1,352	$1,162	$21,085	$1,006
Provision for loan losses	(2,378)	(33)	(187)	4,614	149
Recoveries	266	—	18	—	—
Charge-offs	(38)	—	—	—	—
Ending balance	$16,439	$1,319	$993	$25,699	$1,155

Three-Months Ended September 30, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$8,410	$10,740	$8,304	$912	$372	$71,932
Provision for loan losses	(498)	(1,303)	557	72	67	1,060
Recoveries	283	649	93	47	53	1,409
Charge-offs	—	—	—	(119)	(136)	(293)
Ending balance	$8,195	$10,086	$8,954	$912	$356	$74,108

Nine-Months Ended September 30, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$16,129	$1,026	$1,041	$26,443	$1,957
Provision for loan losses	860	(841)	(128)	1,727	978
Recoveries	221	—	243	106	—
Charge-offs	(1,403)	—	—	—	—
Ending balance	$15,807	$185	$1,156	$28,276	$2,935

Nine-Months Ended September 30, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non- Auto	Total
Beginning balance	$9,075	$9,928	$9,075	$845	$315	$75,834
Provision for loan losses	6,679	3,390	1,826	341	218	15,050
Recoveries	63	208	18	329	128	1,316
Charge-offs	—	—	(121)	(653)	(309)	(2,486)
Ending balance	$15,817	$13,526	$10,798	$862	$352	$89,714

Nine-Months Ended September 30, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$12,280	$348	$1,597	$17,627	$663
Provision for loan losses	3,598	971	(730)	8,172	492
Recoveries	824	—	135	—	—
Charge-offs	(263)	—	(9)	(100)	—
Ending balance	$16,439	$1,319	$993	$25,699	$1,155

Nine-Months Ended September 30, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non- Auto	Total
Beginning balance	$10,722	$10,828	$8,133	$896	$371	$63,465
Provision for loan losses	(3,352)	(1,323)	860	116	106	8,910
Recoveries	825	669	110	215	182	2,960
Charge-offs	—	(88)	(149)	(315)	(303)	(1,227)
Ending balance	$8,195	$10,086	$8,954	$912	$356	$74,108

Additionally, the Company records a reserve for unfunded commitments in other liabilities which totaled $7,903,000, $10,879,000 and $12,323,000 at September 30, 2023 and 2022, and December 31, 2022, respectively. The provision for loan losses of $3,821,000 for the three-months ended September 30, 2023 is combined with the reversal of the provision for unfunded commitments of $1,545,000 and reported in the net aggregate of $2,276,000 under the provision for credit losses in the consolidated statement of earnings for the three-months ended September 30, 2023. The provision for loan losses of $15,050,000 for the nine-months ended September 30, 2023 is combined with the reversal of the provision for unfunded commitments of $4,419,000 and reported in the net aggregate of $10,631,000 under the provision for credit losses in the consolidated statement of earnings for the nine-months ended September 30, 2023.

The $1,060,000 provision for loan losses for the three-months ended September 30, 2022 above is combined with the provision for unfunded commitments of $2,161,000 and reported in the aggregate of $3,221,000 under the provision for credit losses for the three-months ended September 30, 2022. The $8,910,000 provision for loan losses for the nine-months ended September 30, 2022 above is combined with the provision for unfunded commitments of $4,443,000 and reported in the aggregate of $13,353,000 under the provision for credit losses for the nine-months ended September 30, 2022.

The Company’s loans that are individually evaluated for credit losses (both collateral and non-collateral dependent) and their related allowances as of September 30, 2023 and 2022, and December 31, 2022, are summarized in the following tables by loan segment (dollars in thousands):

September 30, 2023	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$310	$3,055	$20,476	$23,841	$2,025	$4,651	$6,676
Municipal	—	—	1,377	1,377	—	—	—
Total Commercial	310	3,055	21,853	25,218	2,025	4,651	6,676
Agricultural	215	623	1,278	2,116	58	594	652
Real Estate:
Construction & Development	2,678	617	19,912	23,207	139	1,887	2,026
Farm	553	4,981	2,225	7,759	1,070	133	1,203
Non-Owner Occupied CRE	1,991	6,416	28,127	36,534	889	2,665	3,554
Owner Occupied CRE	5,473	2,339	34,988	42,800	400	1,635	2,035
Residential	6,059	2,931	29,453	38,443	281	1,865	2,146
Total Real Estate	16,754	17,284	114,705	148,743	2,779	8,185	10,964
Consumer:
Auto	—	465	1,858	2,323	1	3	4
Non-Auto	—	106	599	705	—	2	2
Total Consumer	—	571	2,457	3,028	1	5	6
Total	$17,279	$21,533	$140,293	$179,105	$4,863	$13,435	$18,298

September 30, 2022	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$334	$5,632	$20,844	$26,810	$4,094	$4,345	$8,439
Municipal	—	—	71	71	—	—	—
Total Commercial	334	5,632	20,915	26,881	4,094	4,345	8,439
Agricultural	116	222	412	750	103	247	350
Real Estate:
Construction & Development	919	777	5,461	7,157	207	384	591
Farm	—	91	1,616	1,707	2	39	41
Non-Owner Occupied CRE	2,230	176	32,959	35,365	12	2,317	2,329
Owner Occupied CRE	5,700	1,003	30,136	36,839	103	1,958	2,061
Residential	4,129	2,652	26,057	32,838	293	1,347	1,640
Total Real Estate	12,978	4,699	96,229	113,906	617	6,045	6,662
Consumer:
Auto	—	596	1,096	1,692	1	2	3
Non-Auto	—	27	461	488	—	1	1
Total Consumer	—	623	1,557	2,180	1	3	4
Total	$13,428	$11,176	$119,113	$143,717	$4,815	$10,640	$15,455

December 31, 2022	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$—	$5,057	$24,325	$29,382	$3,513	$4,885	$8,398
Municipal	—	—	58	58	—	—	—
Total Commercial	—	5,057	24,383	29,440	3,513	4,885	8,398
Agricultural	116	209	354	679	122	276	398
Real Estate:
Construction & Development	577	990	4,873	6,440	193	112	305
Farm	—	85	1,578	1,663	2	34	36
Non-Owner Occupied CRE	2,062	259	36,037	38,358	16	2,341	2,357
Owner Occupied CRE	4,363	2,728	29,115	36,206	91	1,509	1,600
Residential	5,132	2,287	28,564	35,983	229	1,215	1,444
Total Real Estate	12,134	6,349	100,167	118,650	531	5,211	5,742
Consumer:
Auto	—	429	931	1,360	1	1	2
Non-Auto	—	31	538	569	—	1	1
Total Consumer	—	460	1,469	1,929	1	2	3
Total	$12,250	$12,075	$126,373	$150,698	$4,167	$10,374	$14,541
The Company’s allowance for loans that are individually evaluated for credit losses and collectively evaluated for credit losses as of September 30, 2023 and 2022, and December 31, 2022, are summarized in the following table by loan segment (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

September 30, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$6,676	$—	$652	$2,026	$1,203
Loans collectively evaluated for credit losses	9,131	185	504	26,250	1,732
Total	$15,807	$185	$1,156	$28,276	$2,935

September 30, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$3,554	$2,035	$2,146	$4	$2	$18,298
Loans collectively evaluated for credit losses	12,263	11,491	8,652	858	350	71,416
Total	$15,817	$13,526	$10,798	$862	$352	$89,714

September 30, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$8,439	$—	$350	$591	$41
Loans collectively evaluated for credit losses	8,000	1,319	643	25,108	1,114
Total	$16,439	$1,319	$993	$25,699	$1,155

September 30, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$2,329	$2,061	$1,640	$3	$1	$15,455
Loans collectively evaluated for credit losses	5,866	8,025	7,314	909	355	58,653
Total	$8,195	$10,086	$8,954	$912	$356	$74,108

December 31, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$8,398	$—	$398	$305	$36
Loans collectively evaluated for credit losses	7,731	1,026	643	26,138	1,921
Total	$16,129	$1,026	$1,041	$26,443	$1,957

December 31, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$2,357	$1,600	$1,444	$2	$1	$14,541
Loans collectively evaluated for credit losses	6,718	8,328	7,631	843	314	61,293
Total	$9,075	$9,928	$9,075	$845	$315	$75,834

The Company’s recorded investment in loans as of September 30, 2023 and 2022, and December 31, 2022, related to the balance in the allowance for credit losses follows below (dollars in thousands):

September 30, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$23,841	$1,377	$2,116	$23,207	$7,759
Loans collectively evaluated for credit losses	1,084,399	216,981	79,760	906,363	333,293
Total	$1,108,240	$218,358	$81,876	$929,570	$341,052

September 30, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$36,534	$42,800	$38,443	$2,323	$705	$179,105
Loans collectively evaluated for credit losses	792,366	960,113	1,750,470	538,059	153,787	6,815,591
Total	$828,900	$1,002,913	$1,788,913	$540,382	$154,492	$6,994,696

September 30, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$26,810	$71	$750	$7,157	$1,707
Loans collectively evaluated for credit losses	844,525	214,781	76,187	930,894	266,432
Total	$871,335	$214,852	$76,937	$938,051	$268,139

September 30, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$35,365	$36,839	$32,838	$1,692	$488	$143,717
Loans collectively evaluated for credit losses	682,373	908,826	1,503,342	537,106	147,305	6,111,771
Total	$717,738	$945,665	$1,536,180	$538,798	$147,793	$6,255,488

December 31, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$29,382	$58	$679	$6,440	$1,663
Loans collectively evaluated for credit losses	887,935	221,032	76,268	952,986	304,659
Total	$917,317	$221,090	$76,947	$959,426	$306,322

December 31, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$38,358	$36,206	$35,983	$1,360	$569	$150,698
Loans collectively evaluated for credit losses	693,731	918,194	1,539,775	549,275	147,315	6,291,170
Total	$732,089	$954,400	$1,575,758	$550,635	$147,884	$6,441,868

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

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at September 30, 2023 (dollars in millions):

September 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$524	$386	$94	$40	$16	$24	$—	$1,084
Special mention	7	1	—	—	1	—	—	9
Substandard	2	5	3	2	1	2	—	15
Doubtful	—	—	—	—	—	—	—	—
Total	$533	$392	$97	$42	$18	$26	$—	$1,108
Year-to-Date Gross Charge-Offs	$—	$—	$1	$—	$—	$—	$—	$1

September 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$20	$83	$16	$14	$2	$82	$—	$217
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$20	$83	$17	$14	$2	$82	$—	$218
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$42	$30	$5	$2	$1	$—	$—	$80
Special mention	—	—	—	—	—	—	—	—
Substandard	1	1	—	—	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—
Total	$43	$31	$5	$2	$1	$—	$—	$82
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$373	$401	$94	$22	$10	$7	$—	$907
Special mention	7	4	—	—	—	—	—	11
Substandard	8	3	1	—	—	—	—	12
Doubtful	—	—	—	—	—	—	—	—
Total	$388	$408	$95	$22	$10	$7	$—	$930
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$83	$116	$75	$25	$9	$25	$—	$333
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	1	5	—	1	—	8
Doubtful	—	—	—	—	—	—	—	—
Total	$83	$117	$76	$30	$9	$26	$—	$341
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$134	$240	$182	$116	$45	$75	$—	$792
Special mention	—	4	1	—	11	2	—	18
Substandard	1	1	1	7	2	7	—	19
Doubtful	—	—	—	—	—	—	—	—
Total	$135	$245	$184	$123	$58	$84	$—	$829
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$81	$320	$228	$118	$64	$149	$—	$960
Special mention	1	—	5	—	3	—	—	9
Substandard	3	6	4	—	5	16	—	34
Doubtful	—	—	—	—	—	—	—	—
Total	$85	$326	$237	$118	$72	$165	$—	$1,003
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$368	$443	$325	$165	$70	$241	$139	$1,751
Special mention	—	2	2	2	—	3	1	10
Substandard	4	5	4	3	2	8	2	28
Doubtful	—	—	—	—	—	—	—	—
Total	$372	$450	$331	$170	$72	$252	$142	$1,789
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$168	$237	$86	$32	$13	$2	$—	$538
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	1	—	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—
Total	$168	$238	$87	$32	$13	$2	$—	$540
Year-to-Date Gross Charge-Offs	$—	$1	$—	$—	$—	$—	$—	$1

September 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$60	$54	$26	$5	$1	$1	$7	$154
Special mention	—	—	—	—	—	—	—	—
Substandard	1	—	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$61	$54	$26	$5	$1	$1	$7	$155
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$1,853	$2,310	$1,131	$539	$231	$606	$146	$6,816
Special mention	15	11	8	2	15	5	1	57
Substandard	20	23	16	17	10	34	2	122
Doubtful	—	—	—	—	—	—	—	—
Total	$1,888	$2,344	$1,155	$558	$256	$645	$149	$6,995
Year-to-Date Gross Charge-Offs	$—	$1	$1	$—	$—	$—	$—	$2

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at September 30, 2022 (dollars in millions):

September 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$495	$226	$65	$24	$18	$16	$—	$844
Special mention	1	—	—	1	—	—	—	2
Substandard	11	7	3	1	3	—	—	25
Doubtful	—	—	—	—	—	—	—	—
Total	$507	$233	$68	$26	$21	$16	$—	$871

September 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$67	$21	$16	$5	$20	$86	$—	$215
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$67	$21	$16	$5	$20	$86	$—	$215

September 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$46	$21	$4	$3	$1	$1	$—	$76
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$46	$22	$4	$3	$1	$1	$—	$77

September 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$504	$317	$78	$15	$8	$9	$—	$931
Special mention	—	2	—	—	—	—	—	2
Substandard	4	1	—	—	—	—	—	5
Doubtful	—	—	—	—	—	—	—	—
Total	$508	$320	$78	$15	$8	$9	$—	$938

September 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$101	$89	$33	$12	$8	$23	$—	$266
Special mention	—	—	—	—	—	—	—	—
Substandard	1	—	—	—	—	1	—	2
Doubtful	—	—	—	—	—	—	—	—
Total	$102	$89	$33	$12	$8	$24	$—	$268

September 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$223	$200	$108	$51	$22	$79	$—	$683
Special mention	—	1	—	11	—	7	—	19
Substandard	5	1	1	2	1	6	—	16
Doubtful	—	—	—	—	—	—	—	—
Total	$228	$202	$109	$64	$23	$92	$—	$718

September 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$280	$223	$134	$81	$67	$124	$—	$909
Special mention	—	1	2	4	—	1	—	8
Substandard	1	2	1	3	11	11	—	29
Doubtful	—	—	—	—	—	—	—	—
Total	$281	$226	$137	$88	$78	$136	$—	$946

September 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$433	$382	$183	$87	$68	$224	$126	$1,503
Special mention	—	2	3	—	—	3	—	8
Substandard	4	3	3	2	1	9	3	25
Doubtful	—	—	—	—	—	—	—	—
Total	$437	$387	$189	$89	$69	$236	$129	$1,536

September 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$284	$149	$64	$29	$8	$3	$—	$537
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1	1	—	—	—	2
Doubtful	—		—	—	—	—	—	—
Total	$284	$149	$65	$30	$8	$3	$—	$539

September 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$73	$48	$13	$4	$2	$1	$7	$148
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$73	$48	$13	$4	$2	$1	$7	$148

September 30,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$2,506	$1,676	$698	$311	$222	$566	$133	$6,112
Special mention	1	6	5	16	—	11	—	39
Substandard	26	15	9	9	16	27	3	105
Doubtful	—	—	—	—	—	—	—	—
Total	$2,533	$1,697	$712	$336	$238	$604	$136	$6,256

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at December 31, 2022 (dollars in millions):

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$627	$157	$52	$22	$16	$13	$—	$887
Special mention	4	1	2	1	—	—	—	8
Substandard	13	5	2	1	1	—	—	22
Doubtful	—	—	—	—	—	—	—	—
Total	$644	$163	$56	$24	$17	$13	$—	$917

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$79	$19	$15	$4	$20	$84	$—	$221
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$79	$19	$15	$4	$20	$84	$—	$221

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$60	$9	$3	$2	$1	$1	$—	$76
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$60	$10	$3	$2	$1	$1	$—	$77

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$638	$218	$70	$13	$8	$7	$—	$954
Special mention	1	—	—	—	—	—	—	1
Substandard	4	1	—	—	—	—	—	5
Doubtful	—	—	—	—	—	—	—	—
Total	$643	$219	$70	$13	$8	$7	$—	$960

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$147	$85	$32	$11	$8	$21	$—	$304
Special mention	—	—	—	—	—	—	—	—
Substandard	1	—	—	—	—	1	—	2
Doubtful	—	—	—	—	—	—	—	—
Total	$148	$85	$32	$11	$8	$22	$—	$306

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$258	$191	$100	$49	$21	$75	$—	$694
Special mention	—	1	1	11	—	7	—	20
Substandard	8	1	1	2	1	5	—	18
Doubtful	—	—	—	—	—	—	—	—
Total	$266	$193	$102	$62	$22	$87	$—	$732

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$316	$224	$128	$74	$63	$113	$—	$918
Special mention	1	—	1	8	—	1	—	11
Substandard	1	2	1	2	9	10	—	25
Doubtful	—	—	—	—	—	—	—	—
Total	$318	$226	$130	$84	$72	$124	$—	$954

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$513	$355	$173	$82	$64	$214	$139	$1,540
Special mention	1	3	2	—	—	3	1	10
Substandard	6	3	2	2	1	9	3	26
Doubtful	—	—	—	—	—	—	—	—
Total	$520	$361	$177	$84	$65	$226	$143	$1,576

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$331	$131	$55	$25	$6	$2	$—	$550
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$331	$131	$56	$25	$6	$2	$—	$551

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$85	$41	$9	$3	$1	$1	$7	$147
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$85	$42	$9	$3	$1	$1	$7	$148

December 31,	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$3,054	$1,430	$637	$285	$208	$531	$146	$6,291
Special mention	7	5	6	20	—	11	1	50
Substandard	33	14	7	7	12	25	3	101
Doubtful	—	—	—	—	—	—	—	—
Total	$3,094	$1,449	$650	$312	$220	$567	$150	$6,442

At September 30, 2023 and 2022, and December 31, 2022, the Company’s past due loans are as follows (dollars in thousands):

September 30, 2023	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$5,111	$390	$1,388	$6,889	$1,101,351	$1,108,240	$109
Municipal	481	—	—	481	217,877	218,358	—
Total Commercial	5,592	390	1,388	7,370	1,319,228	1,326,598	109
Agricultural	187	—	550	737	81,139	81,876	32
Real Estate:
Construction & Development	10,037	169	1,986	12,192	917,378	929,570	—
Farm	706	—	205	911	340,141	341,052	—
Non-Owner Occupied CRE	2,748	—	—	2,748	826,152	828,900	—
Owner Occupied CRE	1,867	—	476	2,343	1,000,570	1,002,913	—
Residential	9,049	1,658	2,067	12,774	1,776,139	1,788,913	148
Total Real Estate	24,407	1,827	4,734	30,968	4,860,380	4,891,348	148
Consumer:
Auto	339	176	32	547	539,835	540,382	—
Non-Auto	217	2	9	228	154,264	154,492	—
Total Consumer	556	178	41	775	694,099	694,874	—
Total	$30,742	$2,395	$6,713	$39,850	$6,954,846	$6,994,696	$289

September 30, 2022	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$5,422	$73	$1,515	$7,010	$864,325	$871,335	$—
Municipal	—	—	—	—	214,852	214,852	—
Total Commercial	5,422	73	1,515	7,010	1,079,177	1,086,187	—
Agricultural	290	93	—	383	76,554	76,937	—
Real Estate:
Construction & Development	2,958	600	—	3,558	934,493	938,051	—
Farm	822	150	—	972	267,167	268,139	—
Non-Owner Occupied CRE	536	—	—	536	717,202	717,738	—
Owner Occupied CRE	1,138	37	—	1,175	944,490	945,665	—
Residential	4,834	252	15	5,101	1,531,079	1,536,180	15
Total Real Estate	10,288	1,039	15	11,342	4,394,431	4,405,773	15
Consumer:
Auto	267	76	33	376	538,422	538,798	—
Non-Auto	66	10	—	76	147,717	147,793	—
Total Consumer	333	86	33	452	686,139	686,591	—
Total	$16,333	$1,291	$1,563	$19,187	$6,236,301	$6,255,488	$15

December 31, 2022	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,924	$297	$1,646	$5,867	$911,450	$917,317	$—
Municipal	76	783	—	859	220,231	221,090	—
Total Commercial	4,000	1,080	1,646	6,726	1,131,681	1,138,407	—
Agricultural	243	—	—	243	76,704	76,947	—
Real Estate:
Construction & Development	3,751	—	175	3,926	955,500	959,426	—
Farm	668	—	—	668	305,654	306,322	—
Non-Owner Occupied CRE	1,444	160	—	1,604	730,485	732,089	—
Owner Occupied CRE	1,151	—	—	1,151	953,249	954,400	—
Residential	8,720	707	266	9,693	1,566,065	1,575,758	—
Total Real Estate	15,734	867	441	17,042	4,510,953	4,527,995	—
Consumer:
Auto	779	30	—	809	549,826	550,635	—
Non-Auto	50	—	—	50	147,834	147,884	—
Total Consumer	829	30	—	859	697,660	698,519	—
Total	$20,806	$1,977	$2,087	$24,870	$6,416,998	$6,441,868	$—

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

An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses due to the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. During the nine-months ended September 30, 2023, loan modifications made to borrowers experiencing financial difficulty was insignificant.

Note 4 - Loans Held-for-Sale

Loans held-for-sale totaled $12,229,000, $18,815,000 and $11,965,000 at September 30, 2023 and 2022, and December 31, 2022, respectively. At September 30, 2023 and 2022, and December 31, 2022, $321,000, $2,923,000 and $1,468,000, respectively, are valued at the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

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

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions (dollars in thousands):

September 30, 2023:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$35,081	$409	$—
Forward mortgage-backed securities trades	45,500	237	—

September 30, 2022:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$78,653	$—	$251
Forward mortgage-backed securities trades	72,500	1,897	—

December 31, 2022:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$41,664	$400	$—
Forward mortgage-backed securities trades	45,000	85	—

Note 6 – Borrowings

Borrowings consisted of the following (dollars in thousands):

	September 30,		December 31,
	2023	2022	2022
Securities sold under agreements with customers to repurchase	$621,791	$749,278	$618,829
Short-term borrowings	108,700	4,250	2,625
Other borrowings	21,053	21,053	21,053
Total	$751,544	$774,581	$642,507

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

The Company renewed its loan agreement, effective June 30, 2023, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25,000,000 on a revolving line of credit. There was no outstanding balance under the line of credit as of September 30, 2023.

During 2021, the Company began investing in qualifying Community Development Entities ("CDE") under the federal New Market Tax Credits ("NMTC") program. See Note 7 for further discussion of our activity and related balances on the consolidated balance sheets, including the $21,053,000 in other borrowings shown above.

Note 7 - Income Taxes

Income tax expense was $10,848,000 for the third quarter of 2023 as compared to $12,095,000 for the same period in 2022. The Company’s effective tax rates on pretax income were 17.96% and 16.93% for the third quarters of 2023 and 2022, respectively. Income tax expense was $34,291,000 for the nine-months ended September 30, 2023 as compared to $34,359,000 for the same period in 2022. The Company's effective tax rates on pretax income were 18.31% and 16.35% for the nine-months ended September 30, 2023 and 2022, respectively. The effective tax rates differ from the statutory federal tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan, excess tax benefits for distributions under our deferred compensation plan and vesting of equity awards, and NMTC benefits.

Low Income Housing Tax Credit Investments - During 2021, the Company began investing in an affordable housing fund that will invest in real estate projects that qualify for the federal low-income housing tax credit ("LIHTC") program designed to promote private development of low income housing. The investments made by the fund will generate a return to the Company primarily through the realization of LIHTCs, and also through federal tax deductions generated from the ongoing operating losses from the investees of the fund. The Company's investment in the fund will be amortized through income tax expense using the proportional amortization method as related tax credits are utilized by the Company. The initial capital contribution commitment to the fund was for up to $5,500,000. Contributions were $539,000 at September 30, 2023, and $131,000 at September 30, 2022, and December 31, 2022, respectively, which is included in other assets on the consolidated balance sheet.

New Market Tax Credit Investments - During 2021, the Company began investing in qualifying CDEs under the federal NMTC program. NMTC investments are made through the third-party CDEs which are qualified through the U.S. Department of Treasury and receive periodic allocation of amounts under the NMTC program. NMTCs are generated from qualified investments by the CDEs utilizing equity investments made by a taxpayer, like the Company. Through these equity investments, the Company will receive the tax benefits from the NMTCs equal to 39% of the qualified investment from the CDE yield method and related tax credits are allocated to the Company. At September 30, 2023, September 30, 2022, and December 31, 2022, the consolidated balance sheet of the Company included a $18,000,000 loan to the investee in loans and the $21,053,000 leveraged loan from the investee in other borrowings (see Note 6). At September 30, 2023 and 2022, and December 31, 2022, the consolidated balance sheet of the Company included CDE investments in other assets of $26,009,000, $29,000,000, and $26,825,000, respectively.

Note 8 - Stock Based Compensation

On April 27, 2021, the Company’s shareholders approved the 2021 Omnibus Stock and Incentive Plan (“2021 Plan”) and reserved 2,500,000 shares of the Company’s common stock for issuance under this plan. At September 30, 2023, the Company had 1,562,362 shares of stock remaining for issuance under the plan. The 2021 Plan superseded all prior stock option and restricted stock plans with shares previously reserved for issuance under such plans cancelled.

Restricted Stock Units

Under the 2021 Plan, the Company grants restricted stock units under compensation arrangements for the benefit of employees, senior and executive officers and directors. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements. The following table summarizes information about the changes in restricted stock units for the nine-months ended September 30, 2023 and 2022.

	For the Nine-Months Ended September 30,
	2023		2022
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	39,657	$47.83	22,597	$48.91
Grants	33,294	29.53	24,833	47.19
Vesting	(14,553)	48.00	(7,425)	48.91
Forfeited/expired	(2,888)	47.87	(348)	48.91
Balance at end of period	55,510	$36.81	39,657	$47.83

Performance Stock Units

Also under the 2021 Plan, the Company awards performance-based restricted stock units (“PSUs”) to employees, senior and executive officers, and directors. Under the terms of the award, the number of units that will vest and convert to shares of common stock will be based on the extent to which the Company achieves specific performance criteria during the fixed three-year performance period. The number of shares issued upon vesting will range from 0% to 200% of the PSUs granted. The PSUs vest at the end of a three-year period based 50% each on average adjusted earnings per share growth and return on average assets as reported, adjusted for unusual gains/losses, merger expenses, and other items as approved by the compensation committee of the Company's board of directors. Performance for each period is measured relative to other U.S. publicly traded banks with $10 billion to $50 billion in assets. Compensation expense for the PSUs will be estimated each period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards.

The following table summarizes information about the changes in PSUs as of and for the nine-months ended September 30, 2023 and 2022.

	For the Nine-Months Ended September 30,
	2023		2022
	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	47,082	$48.00	22,597	$48.91
Grants	33,294	29.53	24,833	47.19
Vesting	—	—	—	—
Forfeited/expired	(3,456)	48.04	(348)	48.91
Balance at end of period	76,920	$40.01	47,082	$48.00

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

The total fair value of restricted stock vested for the nine-months ended September 30, 2023 and 2022, was $940,000 and $1,363,000, respectively.

The Company recorded restricted stock unit, performance-based restricted stock unit and restricted stock award expense for employees of $483,000 and $370,000 for the three-months ended September 30, 2023 and 2022, respectively. The Company recorded restricted stock unit, performance-based restricted stock unit and restricted stock award expense for employees of $1,261,000 and $1,390,000 for the nine-months ended September 30, 2023 and 2022, respectively. The Company recorded director expense related to these restricted stock grants of $175,000 and $150,000, for the three-months ended September 30, 2023 and 2022, respectively. The Company recorded director expense related to these restricted stock grants of $492,000 and $481,000, for the nine-months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023 and 2022, there were $3,998,000 and $4,105,000 respectively, of total unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance-based restricted stock units which is expected to be recognized over a weighted-average period of 1.27 years and 1.23 years, respectively. At September 30, 2023 and 2022, and December 31, 2022, there was $107,000, $72,000 and $74,000, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting.

Stock Option Plans

Prior to the approval of the 2021 Plan, the 2012 Incentive Stock Option Plan (the “2012 Plan”) provided for the granting of options to employees of the Company at prices not less than market value at the date of the grant. The 2012 Plan provided that options granted vest and are exercisable after two years from the date of grant and vest at a rate of 20% each year thereafter and have a 10-year term. The most recent grants from the 2021 Plan provided that 20% of the options granted vest and are exercisable after one year from the date of grant and the remaining options vest and are exercisable at a rate of 20% each year thereafter and have a 10-year term. Shares are issued under the 2012 Plan and the 2021 Plan from available authorized shares. An analysis of stock option activity for the nine-months ended September 30, 2023 is presented in the table and narrative below:

	Shares	Weighted- Average Ex. Price
Outstanding, December 31, 2022	1,490,413	$29.99
Granted	253,228	29.53
Exercised	(84,000)	18.36
Cancelled	(50,535)	42.90
Outstanding, September 30, 2023	1,609,106	30.12
Exercisable, September 30, 2023	938,924	$24.96

The options outstanding at September 30, 2023 had exercise prices ranging between $15.43 and $48.91. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees.

The Company recorded stock option expense totaling $391,000 and $360,000 for the three-months ended September 30, 2023 and 2022, respectively. The Company recorded stock option expense totaling $1,280,000 and $992,000 for the nine-months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, there was $5,746,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.67 years. The total fair value of shares vested during the nine-months ended September 30, 2023 and 2022 was $2,110,000 and $1,747,000, respectively.

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

There were no transfers between Level 2 and Level 3 during the three and nine-months ended September 30, 2023 and 2022, and the year ended December 31, 2022.

The following table summarizes the Company’s available-for-sale securities, loans held-for-sale, and derivatives which are measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

September 30, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$485,447	$—	$—	$485,447
Obligations of state and political subdivisions	—	1,463,754	—	1,463,754
Corporate bonds	—	96,961	—	96,961
Residential mortgage-backed securities	—	2,297,235	—	2,297,235
Commercial mortgage-backed securities	—	305,348	—	305,348
Other securities	3,792	—	—	3,792
Total	$489,239	$4,163,298	$—	$4,652,537
Loans held-for-sale	$—	$11,908	$—	$11,908
IRLCs	$—	$409	$—	$409
Forward mortgage-backed securities trades	$—	$237	$—	$237

September 30, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$477,176	$—	$—	$477,176
Obligations of states and political subdivisions	—	2,083,812	—	2,083,812
Corporate bonds	—	96,322	—	96,322
Residential mortgage-backed securities	—	2,696,881	—	2,696,881
Commercial mortgage-backed securities	—	387,346	—	387,346
Other securities	3,906	—	—	3,906
Total	$481,082	$5,264,361	$—	$5,745,443
Loans held-for-sale	$—	$15,892	$—	$15,892
IRLCs	$—	$(251)	$—	$(251)
Forward mortgage-backed securities trades	$—	$1,897	$—	$1,897

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$482,549	$—	$—	$482,549
Obligations of state and political subdivisions	—	1,898,611	—	1,898,611
Corporate bonds	—	97,850	—	97,850
Residential mortgage-backed securities	—	2,616,566	—	2,616,566
Commercial mortgage-backed securities	—	374,869	—	374,869
Other securities	3,914	—	—	3,914
Total	$486,463	$4,987,896	$—	$5,474,359
Loans held-for-sale	$—	$10,497	$—	$10,497
IRLCs	$—	$400	$—	$400
Forward mortgage-backed securities trades	$—	$85	$—	$85

The following table summarizes the Company’s loans held-for-sale at fair value and the net unrealized gains as of the balance sheet dates shown below (dollars in thousands):

	September 30,		December 31,
	2023	2022	2022
Unpaid principal balance on loans held-for-sale	$11,684	$15,998	$10,226
Net unrealized gains on loans held-for-sale	224	(106)	271
Loans held-for-sale at fair value	$11,908	$15,892	$10,497

The following table summarizes the Company’s gains on sale and fees of mortgage loans for the three and nine-months ended September 30, 2023 and 2022 (dollars in thousand):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2023	2022	2023	2022
Realized gain on sale and fees on mortgage loans*	$3,485	$4,664	$9,774	$16,973
Change in fair value on loans held-for-sale and IRLCs	(121)	(2,433)	24	(2,886)
Change in forward mortgage-backed securities trades	78	1,839	152	2,044
Total gain on sale of mortgage loans	$3,442	$4,070	$9,950	$16,131

* This includes gains on loans held-for-sale carried under the fair value method and lower of cost or market.

No residential mortgage loans held-for-sale were 90 days or more past due or considered nonaccrual as of September 30, 2023, September 30, 2022, or December 31, 2022. No significant credit losses were recognized on mortgage loans held-for-sale for the three and nine-months ended September 30, 2023 and 2022.

Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include other real estate owned, goodwill and other intangible assets, and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the nine-months ended September 30, 2023 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no other real estate owned properties that were re-measured subsequent to their initial transfer to other real estate owned during the three and nine-months ended September 30, 2023 and 2022.

At September 30, 2023, other real estate owned totaled $15,000. At September 30, 2022 and December 31, 2022, the Company had no other real estate owned.

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

	September 30,				December 31,
	2023		2022		2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$208,277	$208,277	$227,298	$227,298	$293,286	$293,286	Level 1
Interest-bearing demand deposits in banks	180,008	180,008	138,484	138,484	37,392	37,392	Level 1
Available-for-sale securities	4,652,537	4,652,537	5,745,443	5,745,443	5,474,359	5,474,359	Levels 1 and 2
Loans held-for-investment, net of allowance for credit losses	6,904,982	6,890,218	6,181,380	6,215,441	6,366,034	6,372,859	Level 3
Loans held-for-sale	12,229	12,266	18,815	18,815	11,965	11,965	Level 2
Accrued interest receivable	53,518	53,518	49,416	49,416	58,162	58,162	Level 2
Deposits with stated maturities	1,004,227	1,002,893	418,102	416,400	524,666	518,811	Level 2
Deposits with no stated maturities	9,712,296	9,712,296	10,724,016	10,724,016	10,480,841	10,480,841	Level 1
Borrowings	751,544	751,544	774,581	774,581	642,507	642,507	Level 2
Accrued interest payable	13,557	13,557	494	494	1,121	1,121	Level 2
IRLCs	409	409	(251)	(251)	400	400	Level 2
Forward mortgage-backed securities trades asset (liability)	237	237	1,897	1,897	85	85	Level 2

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

In addition, financial markets and global supply chains may continue to be adversely affected by the current or anticipated impact of military conflict, including the current Russian invasion of Ukraine and the conflict in the Middle East, terrorism or other geopolitical events.

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

We deem a policy critical if (i) the accounting estimate requires us to make assumptions about matters that are highly uncertain at the time we make the accounting estimate; and (ii) different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the financial statements.

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

Stock Repurchase

On July 27, 2021, the Company’s Board of Directors authorized the repurchase of up to 5 million common shares through July 31, 2023. On July 25, 2023, the Company's Board of Directors renewed the prior authorization through July 31, 2024.The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases are considered beneficial to the Company and its stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Under the prior authorization, 244,559 shares were repurchased and retired (all during the months of June and July 2022) at an average price of $38.61 per share. Under the current authorization, the Company has repurchased and retired 101,337 shares (all during September 2023) at an average price of $26.99 per share.

Results of Operations

Performance Summary. Net earnings for the third quarter of 2023 were $49.56 million compared to earnings of $59.34 million for the third quarter of 2022. Diluted earnings per share was $0.35 for the third quarter of 2023 and $0.41 for the third quarter of 2022.

The return on average assets was 1.53% for the third quarter of 2023, as compared to 1.76% for the third quarter of 2022. The return on average equity was 14.51% for the third quarter of 2023 as compared to 17.31% for the third quarter of 2022.

Net earnings for the nine-months ended September 30, 2023 were $153.00 million compared to earnings of $175.81 million for the same period in 2022. Diluted earnings per share was $1.07 for the nine-months ended September 30, 2023, as compared to $1.23 for the same period in 2022.

The return on average assets was 1.59% for the nine-months ended September 30, 2023, as compared to 1.77% for the same period a year ago. The return on average equity was 15.22% for the nine-months ended September 30, 2023, as compared to 15.88% for the same period in 2022.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $96.97 million for the third quarter of 2023, as compared to $106.96 million for the same period last year. The decrease in 2023 tax equivalent net interest income compared to 2022 was largely attributable to the increases in the rates paid on deposits and borrowings and a change in the mix of interest earning assets primarily derived from a decrease in taxable and tax-exempt investment securities offset by an increase in average loans. Average earning assets were $11.96 billion for the third quarter of 2023, as compared to $12.54 billion during the third quarter of 2022. The decrease of $578.99 million in average earning assets in 2023 when compared to 2022 was primarily a result of (i) a decrease in taxable investment securities of $609.82 million, (ii) a decrease in tax-exempt securities of $586.17 million, (iii) a decrease in short-term investments of $194.42 million, offset by (iv) the increase of average loans of $811.42 million, when compared to the three months ended September 30, 2022 average balances. Average interest-bearing liabilities were $7.88 billion for the third quarter of 2023, as compared to $7.77 billion in the same period in 2022. The yield on earning assets increased 89 basis points while the rate paid on interest-bearing liabilities increased 158 basis points for the third quarter of 2023 compared to the third quarter of 2022.

Tax-equivalent net interest income was $295.20 million for the nine-months ended September 30, 2023, as compared to $309.05 million for the same period last year. The decrease in 2023 tax equivalent net interest income compared to 2022 was largely attributable to the increases in the rates paid on deposits and borrowings and a change in the mix of interest earning assets primarily derived from a decrease in taxable and tax-exempt investment securities offset by an increase in average loans. Average earning assets were $12.03 billion for the nine-months ended September 30, 2023, as compared to $12.51 billion during same period last year. The decrease of $485.85 million in average earning assets in 2023 when compared to 2022 was primarily a result of (i) a decrease in tax-exempt securities of $722.51 million, (ii) the decrease of taxable securities of $560.81 million, (iii) a decrease in short-term investments of $130.68 million, offset by (iv) the increase of average loans of $928.16 million, when compared to the nine-months ended September 30, 2022 average balances. Average interest-bearing liabilities were $7.78 billion for the nine-months ended September 30, 2023, as compared to $7.74 billion for the nine-months ended September 30, 2022, respectively. The yield on earning assets increased 93 basis points while the rate paid on interest-bearing liabilities increased 146 basis points for the nine-months ended September 30, 2023 compared to the nine-months ended September 30, 2022.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (dollars in thousands):

	Three-Months Ended September 30, 2023 Compared to Three-Months Ended September 30, 2022			Nine-Months Ended September 30, 2023 Compared to Nine-Months Ended September 30, 2022
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Short-term investments	$(1,104)	$464	$(640)	$(1,131)	$3,077	$1,946
Taxable investment securities	(3,140)	1,766	(1,374)	(7,857)	10,325	2,468
Tax-exempt investment securities (1)	(4,447)	(891)	(5,338)	(15,890)	(887)	(16,777)
Loans (1) (2)	10,389	18,603	28,992	33,987	49,754	83,741
Interest income	1,698	19,942	21,640	9,109	62,269	71,378
Interest-bearing deposits	320	27,058	27,378	267	72,215	72,482
Short-term borrowings	(150)	4,403	4,253	(170)	12,911	12,741
Interest expense	170	31,461	31,631	97	85,126	85,223
Net interest income	$1,528	$(11,519)	$(9,991)	$9,012	$(22,857)	$(13,845)

(1)
Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(2)
Nonaccrual loans are included in loans.

The net interest margin, on a tax equivalent basis, was 3.22% for the third quarter of 2023, a decrease of 16 basis point from the same period in 2022. The net interest margin, on a tax equivalent basis, was 3.28% for the first nine-months of 2023, a decrease of two basis points from the same period in 2022. We continued to experience downward pressure on our net interest margin in 2023 compared to 2022 primarily due to (i) the effects of the Federal Reserve's accelerated rate of raising interest rates in 2022 and 2023, which was preceded by the extended period of historically low levels of short-term interest rates leading up to the first quarter of 2022, and (ii) the shift in the mix of interest-earning assets and interest-bearing deposits. The Federal Reserve began increasing interest rates by raising rates 25 basis points in March 2022, 50 basis points in May 2022, and 75 basis points in June, July, September and November 2022, respectively, 50 basis points in December 2022, and 25 basis points in February, March, May, and July 2023, respectively, resulting in a target rate range of 5.25% to 5.50% at September 30, 2023.

Loan rates on variable loans have increased as the majority of such loans are indexed to the applicable prime rate (currently 8.50% at September 30, 2023), subject to underlying floors. With the latest increase in the federal funds rate, the majority of variable rate loans have increased (see additional discussion beginning on page 49).

During 2022, we increased rates on each of the primary depository products in response to the increasing federal funds rate. Additionally, we have approximately $883 million of municipal and related deposits which are indexed to short-term treasury rates which have continued to increase with the changes in the applicable rate index. Average municipal and related deposits totaled $1.48 billion and $1.45 billion for the nine-months ended September 30, 2023 and 2022, respectively, with an average rate paid of 2.95% and 1.50%, for the respective nine-months then ended.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (dollars in thousands, except percentages):

	Three-Months Ended September 30,
	2023			2022
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$57,614	$792	5.45%	$252,036	$1,432	2.25%
Taxable investment securities (2)	3,429,290	19,425	2.27	4,039,107	20,799	2.06
Tax-exempt investment securities (2)(3)	1,578,660	11,085	2.81	2,164,829	16,423	3.03
Loans (3)(4)	6,894,064	106,872	6.15	6,082,649	77,880	5.08
Total earning assets	11,959,628	$138,174	4.58%	12,538,621	$116,534	3.69%
Cash and due from banks	227,156			227,206
Bank premises and equipment, net	151,867			150,455
Other assets	243,386			213,094
Goodwill and other intangible assets, net	314,953			315,962
Allowance for credit losses	(86,507)			(72,737)
Total assets	$12,810,483			$13,372,601
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$7,259,252	$36,165	1.98%	$7,004,478	$8,787	0.50%
Short-term borrowings	621,188	5,037	3.22	768,096	784	0.40
Total interest-bearing liabilities	7,880,440	$41,202	2.07%	7,772,574	$9,571	0.49%
Noninterest-bearing deposits	3,509,809			4,178,675
Other liabilities	65,094			61,320
Total liabilities	11,455,343			12,012,569
Shareholders’ equity	1,355,140			1,360,032
Total liabilities and shareholders’ equity	$12,810,483			$13,372,601
Net interest income (tax equivalent) (5)		$96,972			$106,963
Rate Analysis:
Interest income/earning assets			4.58%			3.69%
Interest expense/earning assets			(1.36)			(0.31)
Net interest margin			3.22%			3.38%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Includes tax equivalent yield adjustment of approximately $2.82 million and $3.81 million in the third quarters of 2023 and 2022, respectively, using an effective tax rate of 21% for both periods.
(4)
Includes nonaccrual loans.
(5)
Calculations for 2022 have been adjusted to remove the effect of TEFRA disallowance.

	Nine-Months Ended September 30,
	2023			2022
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$108,034	$4,026	4.98%	$238,713	$2,080	1.16%
Taxable investment securities (2)	3,562,753	60,240	2.25	4,123,562	57,772	1.87
Tax-exempt investment securities (2)(3)	1,660,241	35,626	2.86	2,382,754	52,403	2.93
Loans (3)(4)	6,694,000	294,875	5.89	5,765,844	211,134	4.90
Total earning assets	12,025,028	$394,767	4.39%	12,510,873	$323,389	3.46%
Cash and due from banks	230,473			230,427
Bank premises and equipment, net	152,630			149,997
Other assets	234,982			173,061
Goodwill and other intangible assets, net	315,183			316,274
Allowance for credit losses	(81,155)			(67,931)
Total assets	$12,877,141			$13,312,701
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$7,126,471	$85,606	1.61%	$6,984,249	$13,124	0.25%
Short-term borrowings	653,784	13,957	2.85	759,913	1,216	0.21
Total interest-bearing liabilities	7,780,255	$99,563	1.71%	7,744,162	$14,340	0.25%
Noninterest-bearing deposits	3,690,190			4,024,731
Other liabilities	62,468			63,919
Total liabilities	11,532,913			11,832,812
Shareholders’ equity	1,344,228			1,479,889
Total liabilities and shareholders’ equity	$12,877,141			$13,312,701
Net interest income (tax equivalent) (5)		$295,204			$309,049
Rate Analysis:
Interest income/earning assets			4.39%			3.46%
Interest expense/earning assets			(1.11)			(0.16)
Net interest margin			3.28%			3.30%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Includes tax equivalent yield adjustment of approximately $8.90 million and $11.67 million in the first nine months of 2023 and 2022, respectively, using an effective tax rate of 21% for both periods.
(4)
Includes nonaccrual loans.
(5)
Calculations for 2022 have been adjusted to remove the effect of TEFRA disallowance.

Noninterest Income. Noninterest income for the third quarter of 2023 was $28.07 million compared to $30.94 million in the same quarter of 2022. Debit card fees for the third quarter of 2023 decreased by $546 thousand from the third quarter of 2022 due to the recognition of $988 thousand of volume incentive income in the third quarter of 2022 compared to $375 thousand in the third quarter of 2023. Mortgage related income was $3.44 million in the third quarter of 2023 compared to $4.07 million in the third quarter of 2022 due to lower overall origination volumes and margins on loan sales primarily because of the significant increase in mortgage interest rates. Available for sale securities totaling $113.13 million with an average book yield of 3.53% were sold in the third quarter of 2023 resulting in a loss on sales of securities of $972 thousand compared to a gain on sales of securities of $334 thousand in the third quarter of 2022.The proceeds from the sales of these securities are being used to fund organic loan growth that is yielding around 8%, resulting in an anticipated earn back period of less than six months.

Noninterest income for the nine-months ended September 30, 2023 was $86.03 million compared to $103.14 million in the same period in 2022. Debit card fees for the nine-months ended September 30, 2023 were $16.70 million compared to $24.38 million during the nine-months ended September 30, 2022 due to the impact of the Bank becoming subject to regulations imposed by the Federal Reserve that limits debit card interchange revenue (also known as the "Durbin Amendment") which became effective for the Company as of July 1, 2022, and is consistent with our previously disclosed expectations. Mortgage related income was $9.95 million in the nine-months ended September 30, 2023 compared to $16.13 million in the nine-months ended September 30, 2022 due to lower overall origination volumes and margins on loan sales as a result of the increases in mortgage interest rates. During the nine-months ended September 30, 2023, losses on sales of available-for-sale securities was $914 thousand, compared to a gain on sales of available-for-sale securities of $2.01 million during the same period in 2022. Net gain on sale of foreclosed assets was $23 thousand for the nine-months ended September 30, 2023, compared to $1.45 million for the same period in 2022. Recoveries of interest on previously charged-off or nonaccrual loans totaled $1.52 million for the nine-months ended September 30, 2023, compared with $2.60 million for the same period in 2022.

Debit card fees are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Debit card fees consist of income from debit card usage, point of sale income for debit card transactions and ATM service fees. Federal Reserve Board rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is limited to the sum of 21 cents per transaction plus 5 basis points multiplied by the value of the transaction. Based on the applicable Federal Reserve Board rules, the Company became subject to the limitation effective July 1, 2022, which reduced debit card fees in 2023 compared to 2022, as discussed above.

Table 3 - Noninterest Income (dollars in thousands):

	Three-Months Ended September 30,			Nine-Months Ended September 30,
	2023	Increase (Decrease)	2022	2023	Increase (Decrease)	2022
Trust fees	$10,050	$(264)	$10,314	$29,778	$(95)	$29,873
Service charges on deposit accounts	6,509	110	6,399	18,855	712	18,143
Debit card fees	5,041	(546)	5,587	16,697	(7,684)	24,381
Credit card fees	694	43	651	2,014	61	1,953
Gain on sale and fees on mortgage loans	3,442	(628)	4,070	9,950	(6,181)	16,131
Net gain on sale of available-for-sale securities	(972)	(1,306)	334	(914)	(2,927)	2,013
Net gain (loss) on sale of foreclosed assets	(10)	(359)	349	23	(1,428)	1,451
Net gain (loss) on sale of assets	696	170	526	1,626	1,104	522
Interest on loan recoveries	698	34	664	1,519	(1,077)	2,596
Other:
Check printing fees	29	—	29	71	(16)	87
Safe deposit rental fees	176	(16)	192	643	(28)	671
Credit life fees	177	(91)	268	452	(401)	853
Brokerage commissions	380	25	355	1,114	(16)	1,130
Wire transfer fees	420	(8)	428	1,224	(28)	1,252
Miscellaneous income	740	(37)	777	2,973	888	2,085
Total other	1,922	(127)	2,049	6,477	399	6,078
Total Noninterest Income	$28,070	$(2,873)	$30,943	$86,025	$(17,116)	$103,141

Noninterest Expense. Total noninterest expense for the third quarter of 2023 was $59.54 million, compared to $59.44 million for the same period of 2022. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio was 47.62% for the third quarter of 2023 compared to 43.10% for the same quarter in 2022.

Salaries, commissions and employee benefits for the third quarter of 2023 totaled $32.94 million, compared to $33.89 million for the same period in 2022. The net decrease reflected lower profit sharing expenses of $583 thousand and a $310 thousand decrease in mortgage salaries and incentive compensation expenses.

All other categories of noninterest expense for the third quarter of 2023 totaled $26.60 million, compared to $25.55 million in the same quarter a year ago. Noninterest expense, excluding salary related costs, for the three-months ended September 30, 2023 increased primarily due to increases in FDIC insurance premiums of $656 thousand due to the increased FDIC insurance base assessment rate effective January 1, 2023, compared to the three-months ended September 30, 2022.

Total noninterest expense for the first nine months of 2023 was $174.41 million, a decrease of $2.59 million, or 1.46%, as compared to the same period in 2022. Our efficiency ratio was 45.75% for the first nine months of 2023 compared to 42.94% for the same period in 2022.

Salaries, commissions and employee benefits for the first nine months of 2023 totaled $96.16 million, compared to $101.18 million for the same period in 2022. The net decrease reflected lower profit sharing expenses of $3.49 million, a $2.02 million decrease in mortgage salaries and incentive compensation expenses and a $1.02 million decrease in medical expenses, offset by annual merit-based and other market-based pay increases that were effective March 1, 2023.

All other categories of noninterest expense for the first nine months of 2023 totaled $78.25 million, compared to $75.82 million for the same period in 2022. Noninterest expense, excluding salary related costs, for the nine-months ended September 30, 2023 increased primarily due to increases in FDIC insurance premiums of $1.95 million due to the increased FDIC insurance base assessment rate effective January 1, 2023.

Table 4 - Noninterest Expense (dollars in thousands):

	Three-Months Ended September 30,			Nine-Months Ended September 30,
	2023	Increase (Decrease)	2022	2023	Increase (Decrease)	2022
Salaries, commissions and incentives (excluding mortgage)	$23,811	$(432)	$24,243	$71,170	$1,218	$69,952
Mortgage salaries and incentives	2,252	(310)	2,562	6,362	(2,021)	8,383
Medical	3,148	139	3,009	7,373	(1,023)	8,396
Profit sharing	180	(583)	763	180	(3,487)	3,667
401(k) match expense	938	41	897	2,870	49	2,821
Payroll taxes	1,732	44	1,688	5,666	91	5,575
Stock based compensation	874	144	730	2,541	158	2,383
Total salaries and employee benefits	32,935	(957)	33,892	96,162	(5,015)	101,177
Net occupancy expense	3,565	125	3,440	10,418	461	9,957
Equipment expense	2,200	(196)	2,396	6,525	(474)	6,999
FDIC insurance premiums	1,573	656	917	4,644	1,954	2,690
Debit card expense	3,284	271	3,013	9,704	527	9,177
Professional and service fees	2,425	206	2,219	7,187	552	6,635
Printing, stationery and supplies	512	(88)	600	1,962	321	1,641
Operational and other losses	959	90	869	2,746	499	2,247
Software amortization and expense	2,441	(123)	2,564	7,271	(272)	7,543
Amortization of intangible assets	228	(78)	306	684	(262)	946
Other:
Data processing fees	485	52	433	1,472	149	1,323
Postage	368	16	352	1,086	93	993
Advertising	808	70	738	2,290	115	2,175
Correspondent bank service charges	212	(53)	265	648	(149)	797
Telephone	798	39	759	2,422	144	2,278
Public relations and business development	814	(140)	954	2,595	34	2,561
Directors’ fees	608	19	589	1,900	(38)	1,938
Audit and accounting fees	631	118	513	1,894	356	1,538
Legal fees and other related costs	502	179	323	1,114	(140)	1,254
Regulatory exam fees	333	(66)	399	954	(234)	1,188
Travel	484	20	464	1,401	163	1,238
Courier expense	313	6	307	907	21	886
Other real estate owned	68	67	1	79	76	3
Other miscellaneous expense	2,993	(136)	3,129	8,342	(1,474)	9,816
Total other	9,417	191	9,226	27,104	(884)	27,988
Total Noninterest Expense	$59,539	$97	$59,442	$174,407	$(2,593)	$177,000

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. As of September 30, 2023, total loans held-for-investment were $6.99 billion, an increase of $552.83 million, as compared to December 31, 2022. Total PPP loans outstanding were $122 thousand at September 30, 2023, which are included in the Company’s commercial loan totals.

As compared to year-end 2022 balances, total real estate loans increased $363.35 million, total commercial loans increased $188.19 million, agricultural loans increased $4.93 million, and total consumer loans decreased $3.65 million. Loans averaged $6.89 billion for the third quarter of 2023, an increase of $811.42 million over the prior year third quarter average balances. Loans averaged $6.69 billion for the first nine months of 2023, an increase of $928.16 million from the prior year nine-month period average balances.

Our loan portfolio segments include C&I, Municipal, Agricultural, Construction and Development, Farm, Non-Owner Occupied and Owner Occupied CRE, Residential, Consumer Auto and Consumer Non-Auto. This segmentation allows for a more precise pooling of loans with similar credit risk characteristics and credit monitor procedures for the Company’s calculation of its allowance for credit losses.

Table 5 outlines the composition of the Company’s held-for-investment loans by portfolio segment.

Table 5 - Composition of Loans Held-for-Investment (dollars in thousands):

	September 30,		December 31,
	2023	2022	2022
Commercial:
C&I *	$1,108,240	$871,335	$917,317
Municipal	218,358	214,852	221,090
Total Commercial	1,326,598	1,086,187	1,138,407
Agricultural	81,876	76,937	76,947
Real Estate:
Construction & Development	929,570	938,051	959,426
Farm	341,052	268,139	306,322
Non-Owner Occupied CRE	828,900	717,738	732,089
Owner Occupied CRE	1,002,913	945,665	954,400
Residential	1,788,913	1,536,180	1,575,758
Total Real Estate	4,891,348	4,405,773	4,527,995
Consumer:
Auto	540,382	538,798	550,635
Non-Auto	154,492	147,793	147,884
Total Consumer	694,874	686,591	698,519
Total	$6,994,696	$6,255,488	$6,441,868

* All disclosures for the C&I loan segment include PPP loan balances, net of deferred fees and costs, as disclosed on the face of the consolidated balance sheet.

Loans held-for-sale, consisting of secondary market mortgage loans, totaled $12.23 million, $18.82 million, and $11.97 million at September 30, 2023 and 2022, and December 31, 2022, respectively. At September 30, 2023 and 2022, and December 31, 2022, $321 thousand, $2.92 million and $1.47 million, respectively, are valued using the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

The following tables summarize maturity information of our loan portfolio as of September 30, 2023. The tables also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

Maturity Distribution and Interest Sensitivity of Loans at September 30, 2023 (dollars in thousands):

Total Loans Held-for-Investment:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$446,190	$533,352	$107,231	$21,467	$1,108,240
Municipal	6,096	47,518	112,840	51,904	218,358
Total Commercial	452,286	580,870	220,071	73,371	1,326,598
Agricultural	62,480	17,929	1,467	—	81,876
Real Estate:
Construction & Development	423,079	170,947	215,135	120,409	929,570
Farm	14,639	71,753	173,030	81,630	341,052
Non-Owner Occupied CRE	85,743	235,726	377,957	129,474	828,900
Owner Occupied CRE	40,373	257,848	476,992	227,700	1,002,913
Residential	111,796	141,964	762,385	772,768	1,788,913
Total Real Estate	675,630	878,238	2,005,499	1,331,981	4,891,348
Consumer:
Auto	6,601	518,833	14,948	—	540,382
Non-Auto	29,083	98,817	20,765	5,827	154,492
Total Consumer	35,684	617,650	35,713	5,827	694,874
Total	$1,226,080	$2,094,687	$2,262,750	$1,411,179	$6,994,696
% of Total Loans	17.53%	29.94%	32.35%	20.18%	100.00%

Loans with fixed interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$93,350	$318,820	$12,484	$—	$424,654
Municipal	4,904	46,618	81,463	7,276	140,261
Total Commercial	98,254	365,438	93,947	7,276	564,915
Agricultural	14,296	13,067	259	—	27,622
Real Estate:
Construction & Development	159,211	142,806	47,389	10,305	359,711
Farm	5,083	24,301	106,616	1,013	137,013
Non-Owner Occupied CRE	18,110	152,103	71,762	247	242,222
Owner Occupied CRE	22,038	155,129	42,992	180	220,339
Residential	51,839	102,587	478,637	85,396	718,459
Total Real Estate	256,281	576,926	747,396	97,141	1,677,744
Consumer:
Auto	6,574	518,833	14,948	—	540,355
Non-Auto	24,807	96,986	20,451	3,021	145,265
Total Consumer	31,381	615,819	35,399	3,021	685,620
Total	$400,212	$1,571,250	$877,001	$107,438	$2,955,901
% of Total Loans	5.72%	22.46%	12.54%	1.54%	42.26%

Loans with variable interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$352,840	$214,532	$94,747	$21,467	$683,586
Municipal	1,192	900	31,377	44,628	78,097
Total Commercial	354,032	215,432	126,124	66,095	761,683
Agricultural	48,184	4,862	1,208	—	54,254
Real Estate:
Construction & Development	263,868	28,141	167,746	110,104	569,859
Farm	9,556	47,452	66,414	80,617	204,039
Non-Owner Occupied CRE	67,633	83,623	306,195	129,227	586,678
Owner Occupied CRE	18,335	102,719	434,000	227,520	782,574
Residential	59,957	39,377	283,748	687,372	1,070,454
Total Real Estate	419,349	301,312	1,258,103	1,234,840	3,213,604
Consumer:
Auto	27	—	—	—	27
Non-Auto	4,276	1,831	314	2,806	9,227
Total Consumer	4,303	1,831	314	2,806	9,254
Total	$825,868	$523,437	$1,385,749	$1,303,741	$4,038,795
% of Total Loans	11.81%	7.48%	19.81%	18.64%	57.74%

Of the $4.04 billion of variable interest rate loans shown above, loans totaling $1.6 billion mature or reprice over the next twelve months. Of this amount, approximately $1.4 billion will reprice immediately upon changes in the underlying index rate (primarily U.S. prime rate) with the remaining $188 million being subject to floors above or ceilings below the current index.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and foreclosed assets were $39.70 million at September 30, 2023, as compared to $24.62 million at September 30, 2022 and $24.33 million at December 31, 2022. As a percent of loans held-for-investment and foreclosed assets, these assets were 0.57% at September 30, 2023, 0.39% at September 30, 2022, and 0.38% at December 31, 2022. As a percent of total assets, these assets were 0.31% at September 30, 2023, as compared to 0.19% at September 30, 2022 and December 31, 2022, respectively. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at September 30, 2023.

Table 6 – Nonaccrual, Past Due 90 Days or More and Still Accruing, and Foreclosed Assets (dollars in thousands, except percentages):

	September 30,		December 31,
	2023	2022	2022
Nonaccrual loans	$38,812	$24,604	$24,325
Loans still accruing and past due 90 days or more	289	15	—
Total nonperforming loans (1)	39,101	24,619	24,325
Foreclosed assets	597	—	—
Total nonperforming assets	$39,698	$24,619	$24,325
As a % of loans held-for-investment and foreclosed assets	0.57%	0.39%	0.38%
As a % of total assets	0.31	0.19	0.19

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

The provision for loan losses of $3.82 million for the three-months ended September 30, 2023 is combined with the reversal of provision for unfunded commitments of $1.55 million and reported in the net aggregate of $2.28 million under the provision for credit losses in the consolidated statements of earnings for the three-months ended September 30, 2023. The provision for loan losses of $15.05 million for the nine-months ended September 30, 2023 is combined with the reversal of provision for unfunded commitments of $4.42 million and reported in the net aggregate of $10.63 million under the provision for credit losses in the consolidated statements of earnings for the nine-months ended September 30, 2023.

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

As a percent of average loans, net loan charge-offs were 0.04% for the third quarter of 2023, as compared to net loan recoveries of 0.07% for the third quarter of 2022. As a percent of average loans, net loan charge-offs were 0.02% for the first nine months of 2023, as compared to net loan recoveries of 0.04% for the first nine months of 2022. The allowance for credit losses as a percent of loans held-for-investment was 1.28% as of September 30, 2023, as compared to 1.18% as of September 30, 2022 and December 31, 2022, respectively.

Table 7 - Loan Loss Experience and Allowance for Credit Losses (dollars in thousands, except percentages):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2023	2022	2023	2022
Allowance for credit losses at period-end	$89,714	$74,108	$89,714	$74,108
Loans held-for-investment at period-end	6,994,696	6,255,488	6,994,696	6,255,488
Average loans for period	6,894,064	6,082,649	6,694,000	5,765,844
Net charge-offs (recoveries)/average loans (annualized)	0.04%	(0.07)%	0.02%	(0.04)%
Allowance for loan losses/period-end loans held-for-investment	1.28%	1.18%	1.28%	1.18%
Allowance for loan losses/nonaccrual loans, past due 90 days still accruing and restructured loans	229.44%	301.02%	229.44%	301.02%

Interest-Bearing Demand Deposits in Banks. The Company had interest-bearing deposits in banks of $180.01 million at September 30, 2023 compared to $138.48 million at September 30, 2022 and $37.39 million at December 31, 2022, respectively. At September 30, 2023, interest-bearing deposits in banks included $179.18 million maintained at the Federal Reserve Bank of Dallas and $832 thousand on deposit with the FHLB.

Available-for-Sale Securities. At September 30, 2023, securities with a fair value of $4.65 billion were classified as securities available-for-sale. As compared to December 31, 2022, the available-for-sale portfolio at September 30, 2023 reflected (i) an increase of $2.90 million in U.S. Treasury securities, (ii) a decrease of $434.86 million in obligations of states and political subdivisions, and (iv) a decrease of $388.85 million in mortgage-backed securities, and (iv) a decrease of $1.01 million in corporate bonds and other securities. Fluctuations in the available-for-sale securities portfolio balances were primarily driven by sales, calls, and maturities, and changes in unrealized losses during the first nine months of 2023. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See the below table and Note 2 to the Consolidated Financial Statements (unaudited) for additional disclosures relating to the maturities and fair values of the investment portfolio at September 30, 2023 and 2022, and December 31, 2022.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at September 30, 2023 (dollars in thousands, except percentages):

	Maturing by Contractual Maturity
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$202,192	2.00%	$283,255	1.86%	$—	—%	$—	—%	$485,447	1.91%
Obligations of states and political subdivisions	24,805	2.64	91,276	2.60	517,283	2.40	830,390	2.70	1,463,754	2.59
Corporate bonds and other securities	3,792	3.95	70,440	2.83	26,521	1.74	—	—	100,753	2.58
Mortgage-backed securities	97,123	2.65	769,317	2.16	1,491,063	1.93	245,080	2.27	2,602,583	2.06
Total	$327,912	2.26%	$1,214,288	2.16%	$2,034,867	2.05%	$1,075,470	2.60%	$4,652,537	2.22%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 21%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.

As of September 30, 2023, the investment portfolio had an overall tax equivalent yield of 2.22%, a weighted average life of 7.94 years and modified duration of 6.42 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $10.72 billion as of September 30, 2023, as compared to $11.14 billion as of September 30, 2022 and $11.01 billion as of December 31, 2022.

Table 9 provides a breakdown of average deposits and rates paid over the three and nine month periods ended September 30, 2023 and 2022, respectively.

Table 9 - Composition of Average Deposits (dollars in thousands, except percentages):

	Three-Months Ended September 30,
	2023		2022
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,509,809	—%	$4,178,675	—%
Interest-bearing deposits:
Interest-bearing checking	3,197,961	1.56	3,641,147	0.61
Savings and money market accounts	3,106,443	1.95	2,935,020	0.38
Time deposits under $250,000	352,294	5.71	299,211	0.31
Time deposits of $250,000 or more	602,554	2.16	129,100	0.40
Total interest-bearing deposits	7,259,252	1.98%	7,004,478	0.50%
Total average deposits	$10,769,061		$11,183,153
Total cost of deposits		1.33%		0.31%

	Nine-Months Ended September 30,
	2023		2022
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,690,190	—%	$4,024,731	—%
Interest-bearing deposits:
Interest-bearing checking	3,319,967	1.23	3,651,259	0.31
Savings and money market accounts	3,002,987	1.64	2,890,585	0.18
Time deposits under $250,000	295,717	4.84	303,663	0.24
Time deposits of $250,000 or more	507,800	1.97	138,742	0.32
Total interest-bearing deposits	7,126,471	1.61%	6,984,249	0.25%
Total average deposits	$10,816,661		$11,008,980
Total cost of deposits		1.06%		0.16%

The estimated amount of uninsured and uncollateralized deposits including related accrued and unpaid interest is approximately $5.16 billion as of September 30, 2023.

Borrowings. Included in borrowings were federal funds purchased, securities sold under repurchase agreements, advances from the FHLB and other borrowings of $751.54 million, $774.58 million and $642.51 million at September 30, 2023 and 2022, and December 31, 2022, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowings. The average balance of federal funds purchased, securities sold under repurchase agreements, advances from the FHLB and other borrowings were $621.19 million and $768.10 million in the third quarters of 2023 and 2022, respectively. The weighted average interest rates paid on these borrowings were 3.22% and 0.40% for the third quarters of 2023 and 2022, respectively. The average balance of federal funds purchased, securities sold under repurchase agreements, advances from the FHLB and other borrowings were $653.78 million and $759.91 million for the nine-months ended September 30, 2023 and 2022, respectively. The weighted average interest rates paid on these borrowings were 2.85% and 0.21% for the nine-months ended September 30, 2023 and 2022, respectively.

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

	Percentage change in net interest income:
Change in interest rates:	September 30,		December 31,
(in basis points)	2023	2022	2022
+400	3.03%	6.87%	5.13%
+300	2.23%	5.24%	3.86%
+200	1.82%	3.90%	3.13%
+100	1.14%	2.30%	2.09%
-100	(1.76)%	(2.80)%	(2.66)%
-200	(3.45)%	(5.62)%	(5.47)%
-300	(5.76)%	(8.51)%	(8.54)%
-400	(6.31)%	(9.82)%	(10.31)%

The results for the net interest income simulations as of September 30, 2023 and 2022, and December 31, 2022 resulted in an asset sensitive position. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability management committee oversees and monitors this risk.

The fair value of our investment securities classified as available-for-sale totaled $4.65 billion at September 30, 2023. During the nine months ended September 30, 2023, the corresponding unrealized loss before taxes on the portfolio of $677.99 million at December 31, 2022, changed to an unrealized loss before taxes of $810.65 million at September 30, 2023, which is recorded net of taxes in accumulated other comprehensive earnings (loss) in shareholders' equity. The unrealized gains or losses, net of taxes, on the portfolio are excluded from the calculation of all regulatory capital ratios. The changes in the fair value were driven by changes in interest rates based on expected actions by the Federal Reserve Board and other market conditions. The overall valuation of the portfolio is most correlated to the 5-year U.S. Treasury rates based on the composition and duration of the portfolio. At September 30, 2023, the 5-year U.S. Treasury rate was 4.60% compared to 4.01% at December 31, 2022, representing a 59 basis point increase during the first nine months of 2023. As of September 30, 2023, an increase of 100 basis points in the 5-year U.S. Treasury rate would result in an increase to unrealized losses by approximately $258 million before taxes, while a 100 basis point decrease in the same rate would result in a decrease to unrealized losses by approximately $246 million before taxes. We believe that we have the ability to hold these securities based on our overall liquidity and intent to hold the portfolio.

Capital and Liquidity

Capital. We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $1.24 billion, or 9.71% of total assets at September 30, 2023, as compared to $1.13 billion, or 8.64% of total assets at September 30, 2022, and $1.27 billion, or 9.76% of total assets at December 31, 2022. Included in shareholders' equity at September 30, 2023, and 2022, and December 31, 2022 were $639.93 million, $632.42 million and $535.23 million, respectively, in unrealized losses on investment securities available-for-sale, net of related income taxes, although such amount is excluded from and does not impact regulatory capital. For the third quarter of 2023, total shareholders’ equity averaged $1.36 billion, or 10.58% of average assets, as compared to $1.36 billion, or 10.17% of average assets, during the same period in 2022. For the first nine months of 2023, total shareholders’ equity averaged $1.34 billion, or 10.44% of average assets, as compared to $1.48 billion, or 11.12% of average assets, during the same period in 2022.

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

As of September 30, 2023 and 2022, and December 31, 2022, we had a total risk-based capital ratio of 19.49%, 19.07% and 19.29%, a Tier 1 capital to risk-weighted assets ratio of 18.35%, 18.03% and 18.22%; a common equity Tier 1 to risk-weighted assets ratio of 18.35%, 18.03% and 18.22% and a Tier 1 leverage ratio of 12.00%, 10.79% and 10.96%, respectively. The regulatory capital ratios as of September 30, 2023 and 2022, and December 31, 2022 were calculated under Basel III rules.

The regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of September 30, 2023:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,676,476	19.49%	$903,272	10.50%	$860,259	10.00%
First Financial Bank, N.A	$1,507,129	17.56%	$901,009	10.50%	$858,104	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,578,858	18.35%	$731,220	8.50%	$516,155	6.00%
First Financial Bank, N.A	$1,409,511	16.43%	$729,388	8.50%	$686,483	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,578,858	18.35%	$602,181	7.00%	$—	N/A
First Financial Bank, N.A	$1,409,511	16.43%	$600,673	7.00%	$557,768	6.50%
Leverage Ratio:
Consolidated	$1,578,858	12.00%	$344,103	4.00%	$—	N/A
First Financial Bank, N.A	$1,409,511	10.76%	$343,242	4.00%	$429,052	5.00%

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of September 30, 2022:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,547,369	19.07%	$851,796	10.50%	$811,234	10.00%
First Financial Bank, N.A	$1,383,653	17.09%	$850,038	10.50%	$809,560	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,462,382	18.03%	$689,549	8.50%	$486,740	6.00%
First Financial Bank, N.A	$1,298,666	16.04%	$688,126	8.50%	$647,648	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,462,382	18.03%	$567,864	7.00%	$—	N/A
First Financial Bank, N.A	$1,298,666	16.04%	$566,692	7.00%	$526,214	6.50%
Leverage Ratio:
Consolidated	$1,462,382	10.79%	$542,094	4.00%	$—	N/A
First Financial Bank, N.A	$1,298,666	9.62%	$540,211	4.00%	$675,263	5.00%

	Actual		Minimum Capital Required Basel III		Required to be Considered Well- Capitalized
As of December 31, 2022:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,586,888	19.29%	$863,622	10.50%	$822,497	10.00%
First Financial Bank, N.A	$1,442,902	17.58%	$861,860	10.50%	$820,819	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,498,731	18.22%	$699,122	8.50%	$493,498	6.00%
First Financial Bank, N.A	$1,354,745	16.50%	$697,696	8.50%	$656,655	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,498,731	18.22%	$575,748	7.00%	—	N/A
First Financial Bank, N.A	$1,354,745	16.50%	$574,573	7.00%	$533,532	6.50%
Leverage Ratio:
Consolidated	$1,498,731	10.96%	$546,983	4.00%	—	N/A
First Financial Bank, N.A	$1,354,745	9.95%	$544,886	4.00%	$681,107	5.00%

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

therefore, the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable, or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and other borrowings (see below) and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2025 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At September 30, 2023, there were no amounts drawn on these lines of credit. Our subsidiary bank also has (i) an available line of credit with the FHLB totaling $2.54 billion at September 30, 2023, secured by portions of our loan portfolio and certain investment securities, and (ii) access to the Federal Reserve Bank of Dallas lending program, including the Bank Term Funding Program, secured by portions of certain investment securities. At September 30, 2023, there was $45 million used on the FHLB line advance for undisbursed commitments (letters of credit) used to secure public funds and $100 million in overnight borrowings at the Federal Reserve Bank discount window.

The Company renewed its loan agreement, effective June 30, 2023, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2025, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2025. If a balance exists at June 30, 2025, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at The Wall Street Journal Prime Rate. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 36% (low) in 2021 and 2020 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at September 30, 2023. There was no outstanding balance under the line of credit as of September 30, 2023.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $133.90 million at September 30, 2023, investment securities which totaled $2.12 million at September 30, 2023 and mature over 6 to 7 years, available dividends from our subsidiaries which totaled $375.18 million at September 30, 2023, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of September 30, 2023, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. We are monitoring closely the impact to the financial system due to the recent failures of several banks. Given the diversified core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

Off-Balance Sheet (“OBS”)/Reserve for Unfunded Commitments. We are a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our consolidated balance sheets. At September 30, 2023, the Company’s reserve for unfunded commitments totaled $7.90 million which is recorded in other liabilities.

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

Table 10 – Commitments as of September 30, 2023 (dollars in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$1,179,616
Unfunded commitments to extend credit	748,354
Standby letters of credit	55,632
Total commercial commitments	$1,983,602

We believe we have no other OBS arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements. The above table does not include balances related to the Company’s IRLC and forward mortgage-backed security trades. Total commercial commitments were $1.98 billion at September 30, 2023, compared to $2.00 billion at September 30, 2022, and $2.06 billion at December 31, 2022.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At September 30, 2023, $375.18 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $97.50 million and $67.50 million for the nine-months ended September 30, 2023 and 2022, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 35% to 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 49.48% and 39.78% of net earnings for the first nine months of 2023 and 2022, respectively. Given our current capital position, projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy. In July 2023, the Board of Directors declared an $0.18 per share cash dividend for the third quarter of 2023, a 5.88% increase over the dividend declared in the third quarter of 2022. The record date for this dividend was September 14, 2023, payable on October 2, 2023.

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

Item 4. Controls and Procedures.

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchase of Common Stock

The following table provides information with respect to purchases we made or were made on our behalf or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended September 30, 2023. Dollar amounts in thousands.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2023 through July 31, 2023	-	$-	-	5,000,000
August 1, 2023 through August 31, 2023	-	$-	-	5,000,000
September 1, 2023 through September 30, 2023	101,337	$26.99	101,337	4,898,663
Total	101,337	$26.99	101,337	4,898,663

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

FIRST FINANCIAL BANKSHARES, INC.
Date: November 6, 2023	By:	/s/ F. Scott Dueser
F. Scott Dueser
Chairman of the Board, President and Chief Executive Officer

Date: November 6, 2023	By:	/s/ Michelle S. Hickox
Michelle S. Hickox
Executive Vice President and
Chief Financial Officer, Secretary and Treasurer