Form 10-K
period 2023-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2024-02-26
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $3.90 billion.

As of February 23, 2024, there were 142,751,867 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III is incorporated by reference to the proxy statement for our 2024 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023.

FIRST FINANCIAL BANKSHARES, INC.

FORM 10-K

For the Year Ended December 31, 2023

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
•
effect of a pandemic, epidemic, or highly contagious disease, including the coronavirus (“COVID”), on our Company, the communities where we have our branches, the state of Texas and the United States, related to the economy and overall financial stability, including disruptions to supply channels and labor availability;
•
government and regulatory responses to a pandemic, epidemic, or highly contagious disease, including COVID;
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
•
potential risk of environmental liability associated with lending activities; and
•
the rise of Artificial Intelligence as a commonly used resource;
•
our success at managing the risk involved in the foregoing items.

In addition, financial markets and global supply chains may continue to be adversely affected by the current or anticipated impact of military conflict, including the current Russian invasion of Ukraine, the Israel-Palestine conflict and other world events, terrorism or other geopolitical events.

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

General

First Financial Bankshares, Inc., a Texas corporation (the “Company”), is a financial holding company registered under the Bank Holding Company Act of 1956, as amended, or BHCA. As such, we are supervised by the Federal Reserve Board, as well as several other bank regulators. We were formed as a bank holding company in 1956 under the original name F & M Operating Company, but our banking operations date back to 1890, when Farmers and Merchants National Bank opened for business in Abilene, Texas. As of December 31, 2023, our wholly-owned subsidiaries, all of which are headquartered in Abilene, Texas, were:

•
First Financial Bank, N.A.;
•
First Technology Services, Inc., a wholly-owned subsidiary of First Financial Bank, N.A.;
•
FFB Investment Paris Fund, LLC, a wholly-owned subsidiary of First Financial Bank, N.A.;
•
FFB Portfolio Management, Inc., a wholly-owned subsidiary of First Financial Bank, N.A.;
•
First Financial Trust & Asset Management Company, N.A.; and
•
First Financial Insurance Agency, Inc.

Through our subsidiaries, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of December 31, 2023, we had 79 financial centers across Texas, with ten locations in Abilene, five locations in Bryan/College Station, three locations in Weatherford, two locations in Cleburne, Conroe, San Angelo, Stephenville, and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Cut and Shoot, Decatur, Eastland, El Campo, Fort Worth, Franklin, Fulshear, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Kingwood, Lumberton, Magnolia, Mauriceville, Merkel, Midlothian, Mineral Wells, Montgomery, Moran, New Waverly, Newton, Odessa, Orange, Palacios, Port Arthur, Ranger, Rising Star, Roby, Southlake, Spring, Sweetwater, Tomball, Trent, Trophy Club, Vidor, Waxahachie, Willis and Willow Park. Additionally, we operate mortgage loan offices in Austin and Addison, as well as Trust offices in Abilene, Beaumont, Bryan/College Station, Fort Worth, Houston, Odessa, San Angelo, Stephenville and Sweetwater.

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

We have chosen to keep our Company focused on the State of Texas, one of the nation’s largest, fastest-growing and most economically diverse states. With approximately 30.5 million residents as of December 31, 2022, Texas has more people than any other state except California. The population of Texas grew 16.94% from 2012-2022 according to the U.S. Census Bureau. Many of the communities in which we operate are also experiencing positive growth as shown below:

Population Growth 2012-2022 by City and County*

Bridgeport and Wise County	24.0%	Fort Worth and Tarrant County	14.5%
Bryan/College Station and Brazos County	20.8%	Granbury and Hood County	27.3%
Cleburne and Johnson County	27.5%	Stephenville and Erath County	11.4%
Conroe and Montgomery County	40.1%	Weatherford, Willow Park, Aledo and Parker County	38.8%
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

Over the years, we have grown in three ways: by growing organically, by opening new branch locations and by acquiring other banks. Since 1997, we have completed fourteen bank acquisitions and have increased our total assets from $1.57 billion to $13.11 billion as of December 31, 2023. Looking ahead, we intend to continue to grow organically by serving the needs of our customers and putting them first in all of our decisions. We continually look for better branch locations so we can provide more convenient service to our customers. We continue to evaluate opportunities to acquire high quality banks in the future.

When considering banks for acquisition, the subject bank generally needs to be well managed and profitable and align with our corporate culture. We have traditionally served rural and suburban communities and seek to enter growing communities consistent with our legacy markets. Generally we focus on non-metropolitan markets, either around Dallas/Fort Worth, Houston, San Antonio or Austin or along the Interstate 35, 45, 10 and 20 corridors in Texas as well as in East Texas and the Texas Hill Country area. Banks between $500 million and $3.0 billion in asset size fit our “sweet spot” for acquisition, but we would consider banks that are larger or that are in other areas of Texas if we believe they would be a cultural and financial fit for our Company.

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

We also provide full-service trust and wealth management activities through our trust company, First Financial Trust & Asset Management Company, N.A. Our trust company has nine locations, which are all located in Texas in Abilene, Beaumont, Bryan/College Station, Fort Worth, Houston, Odessa, San Angelo, Stephenville and Sweetwater. Through our trust company, we offer personal trust services, which include wealth management, the administration of estates, oil and gas management, testamentary trusts, revocable and irrevocable trusts and agency accounts. We also administer all types of retirement and employee benefit accounts, which include 401(k) profit sharing plans and IRAs. The Company has been providing trust services since 1927.

Competition

Commercial banking in Texas is highly competitive, and because we hold less than 1% of the state’s deposits, we represent a smaller segment of the market share in Texas. To succeed in this industry, we believe that we must have the capability to compete effectively in the areas of interest rates paid or charged, scope of services offered, prices charged for such services, and personalized customer service delivered at the local level. Our bank regions compete in their respective service areas against highly competitive banks, thrifts, savings and loan associations, small loan companies, credit unions, mortgage companies, insurance companies, Fintech, and brokerage firms, all of which are engaged in providing financial products and services and some of which are larger than us in terms of capital, resources and personnel.

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

Human Capital

We operate as a community bank offering a wide range of commercial banking and related services to consumers, small businesses, corporations, non-profits, governmental entities, and others. A cornerstone of our operating model is based on personal relationships with our customers. Therefore, our model is heavily dependent on our personnel to execute our strategy within each region supported by our lines of business and operational support areas within the Company. Our executive leadership is critical to the success of our Company as each executive participates in developing our corporate strategy, policy setting, and oversight of each of their respective operating areas. The executive officers have significant banking experience and/or tenure with the Company, including our Chairman, CEO and President who has over forty-seven years with the Company. Our regional operating philosophy is heavily dependent on our Regional CEOs/Presidents who drive the daily execution of our strategy, customer service, and local decision-making, across our twelve regions. On average, our fourteen Regional or Divisional CEOs and Presidents have approximately twenty-seven years of banking experience and twelve years of service with the Company.

On December 31, 2023, the Company employed approximately 1,500 employees. Approximately 1,400 were full-time and 100 were part-time. All employees are located in the State of Texas. Our management believes that our employee relations have been and will continue to be good. None of our employees are represented by collective bargaining agreements.

We seek to attract the best bankers in the markets we serve as well as key managers and associates to serve and build relationships with our customers. On a day-to-day basis, these associates execute on our “Excellence in Customer Service” culture, including our 21 Non-Negotiables of Customer Service, which were developed by management with the assistance of Horst Schulze, the founder of The Ritz Carlton Hotel Company and an independent consultant to the Company for the last five years. Initially, each new associate attends New Employee Orientation to gain an understanding of our culture, including our customer service approach, our organization, and our operating and other policies. From there, associates also receive specific training for their applicable area of service.

We then provide a number of internally developed training programs and encourage associates to attend selected external programs. We require certain areas (lending, trust, risk, operations) to obtain certifications for their current and future roles in the organization (for example, most lenders are required to obtain the Credit Risk Certification from the Risk Management Association). For potential future management we require this group to attend a graduate school of banking, TBA Leadership course and FFIN University, which is our year long internal course which teaches how to manage a high performing bank. The Company also provides educational assistance for employees to further their professional development. In fact, six of our current Regional CEO/Presidents started their careers with the Company and progressed to their current levels over time.

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

We celebrate our diverse and inclusive workplace as it brings new ideas, perspectives, and ways to enhance our overall customer and employee experience. Of our Regional and Divisional CEO/Presidents, four are women. Additionally, 1,058, or 71%, of our employees are female and 651, or 44%, of our employees are minorities, veterans and/or self-identify as disabled.

The Company provides, in addition to competitive salaries, either at the Company’s expense or through employee deductions, benefits to its associates to help protect their health and well-being, including athletic club membership, medical, dental, vision, employee assistance, short and long-term disability, life insurance, and paid time off (vacation, holidays and sick time). Additionally, through our 401(k) retirement benefits, and profit-sharing contributions (which also contains an employee stock ownership plan, or ESOP feature), the Company facilitates its associate’s future financial well-being. These benefits when combined with incentive compensation programs, both cash and equity based, serve as rewards for performance but also as a retention vehicle for our employee base. The Company has strong relationships with its employee base leading to an average tenure of approximately six years with the Company (including its predecessor banks). During 2023 and 2022, the Company incurred expenses totaling approximately $19.19 million and $22.42 million, respectively, for these benefits.

Understanding and supporting our communities has been a critical part of our Company’s success. We strive every day to improve the quality of life in every community that we serve. We support schools, cities, counties and churches with the latest in financial services, as well as our time and money. We provide leadership to our local nonprofits and churches by being on their boards, volunteering to raise money, as well as helping them provide services. In many cases, our employees chair their boards and give of their time freely. In addition to our continuous involvement, we perform an annual Company-wide day of service to help improve the communities in which we live and serve. In 2023, this amounted to approximately 7,400 hours of community service across our footprint.

Overall, the attraction, development and retention of our executives, regional presidents and associates are integral to the performance of our Company, which ultimately drives value to our shareholders in the form of dividends and price appreciation of our common stock. Accordingly, our Board of Directors participates in the oversight of our employment practices and policies, through the Compensation Committee. Our board sets the overall “tone at the top” and holds executive management accountable for embodying, maintaining, and communicating our culture to employees. Currently, our board is comprised of eleven members, including two females one of which is Hispanic, and one of which is an African-American male.

Supervision and Regulation

Both federal and state laws extensively regulate bank holding companies, financial holding companies and banks. These laws (and the regulations promulgated thereunder) are primarily intended to protect depositors and the deposit insurance fund (the “DIF”) of the Federal Deposit Insurance Corporation, (the "FDIC"). The following information describes particular laws and regulatory provisions relating to financial holding companies and banks. This discussion is qualified in its entirety by reference to the particular laws and regulatory provisions. A change in any of these laws or regulations may have a material effect on our business and the business of our subsidiaries. Political developments, including the change in administration of the United States federal government, have added additional uncertainty in the implementation, scope and timing of regulatory reforms.

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
•
First Financial Trust & Asset Management Company, N.A.; and
•
First Technology Services, Inc. (a wholly-owned subsidiary of First Financial Bank, N.A.)
•
FFB Investment Paris Fund, LLC (a wholly-owned subsidiary of First Financial Bank, N.A.)
•
FFB Portfolio Management, Inc. (a wholly-owned subsidiary of First Financial Bank, N.A.)

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

Our subsidiary bank must pay deposit insurance assessments (or premiums) to the FDIC under a risk-based assessment system for this federal deposit insurance protection. FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. In addition, the FDIC can impose special assessments to cover shortages in the DIF and has imposed special assessments in the past. In the fourth quarter of 2023, the FDIC imposed a $1.75 million special assessment on the Bank in response to the FDIC-insured financial institutions that failed in March 2023.

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

Our subsidiaries paid aggregate dividends to us of $133.50 million in 2023 and $67.50 million in 2022. Under the dividend restrictions discussed above, as of December 31, 2023, our subsidiaries could have declared in the aggregate additional dividends of $387.33 million from retained net profits, without obtaining regulatory approvals.

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

The Basel III Rules established three components of regulatory capital: (1) common equity tier 1 capital (“CET1”), (2) additional tier 1 capital, and (3) total capital. Tier 1 capital is the sum of CET1 and additional tier 1 capital instruments meeting certain revised requirements. Total capital is the sum of tier 1 capital and tier 2 capital elements. Under the Basel III Rules, for most banking organizations, the most common form of additional tier 1 capital is non-cumulative perpetual preferred stock, and the most common form of tier 2 capital is subordinated notes and a portion of the allocation for credit losses, in each case, subject to the Basel III Rules’ specific requirements. As of December 31, 2023, we do not have any non-cumulative perpetual preferred stock or subordinated notes. CET1, tier 1 capital, and total capital serve as the numerators for three prescribed regulatory capital ratios. Risk-weighted assets, calculated using the standardized approach in the Basel III Rules for us and our subsidiary bank, provide the denominator for such ratios. There is also a leverage capital ratio that compares tier 1 capital to average total assets.

Pursuant to the Basel III Rules, the effects of certain accumulated other comprehensive income or loss (“AOCI”) items are not excluded; however, “non-advanced approaches banking organizations,” including us and our subsidiary bank, were permitted to make a one-time permanent election to continue to exclude these items. The Company made its one-time, permanent election to continue to exclude AOCI from capital in its filing with the Federal Reserve Board and OCC for the quarter ended March 31, 2015. If the Company would not have made this election, unrealized gains and losses would have been included in the calculation of its regulatory capital. The Basel III Rules also preclude certain hybrid securities, such as trust preferred securities issued prior to May 19, 2010, from inclusion in our tier 1 capital, subject to grandfathering in the case of companies, such as us, that had less than $15 billion in total consolidated assets as of December 31, 2009.

Under the Basel III Rules, the minimum capital ratios are:

•
A minimum CET1 ratio to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" that is composed entirely of CET1 capital (resulting in a minimum ratio of CET1 to risk-weighted assets of 7.0%);
•
A minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5%);
•
A minimum ratio of total capital (Tier 1 capital plus Tier 2 capital ) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (resulting in a minimum total capital ratio of 10.5%); and
•
A minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the "leverage ratio").

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

With respect to our bank subsidiary, the Basel III Rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA, as discussed below under “Prompt Corrective Action.”

As of December 31, 2023, we had a total risk-based capital ratio of 19.62%, a tier 1 capital to risk-weighted asset ratio of 18.50%, a CET1 to risk-weighted assets ratio of 18.50% and a leverage ratio of 12.06%. These regulatory capital ratios were calculated under the Basel III Rules.

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

Under current regulations, our subsidiary bank was “well capitalized” as of December 31, 2023.

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

Under the FDIA, in the event of a loss suffered or anticipated by the FDIC (either as a result of the default of a banking subsidiary or related to FDIC assistance provided to a subsidiary in danger of default) our other subsidiaries may be assessed for the FDIC’s loss.

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

In addition, Section 956 of the Dodd-Frank Act required certain regulators (including the FDIC, Securities and Exchanges Commission (“SEC”) and Federal Reserve Board) to adopt requirements or guidelines prohibiting excessive compensation. In June 2016, the Federal Reserve Board, jointly with five other federal regulators, published a proposed rule in response to Section 956 of the Dodd-Frank Act, which requires implementation of regulations or guidelines to: (1) prohibit incentive-based payment arrangements that encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss, and (2) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator.

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

Consumer Financial Protection Bureau

The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Given our subsidiary bank has exceeded $10 billion in assets, it is subject to regulation by the CFPB. The CFPB has authority to prevent unfair, deceptive or abusive acts or practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits the state attorney general to enforce compliance with both the state and federal laws and regulations.

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

The Federal Reserve Board increased rates 200 basis points through mid-2019 and as a response to the ongoing COVID pandemic decreased rates 75 basis points during the third and fourth quarters of 2019 and then an additional 150 basis points in the first quarter of 2020, resulting in a target rate range of zero to 25 basis points throughout the remainder of 2020 and 2021. The Federal Reserve Board began increasing interest rates by raising rates 25 basis points in March 2022, 50 basis points in May 2022, and 75 basis points in June, July, September and November 2022, respectively, 50 basis points in December 2022, and 25 basis points in February, March, May, and July 2023, respectively, resulting in a target rate range of 5.25% to 5.50% at December 31, 2023. Today, there continues to be uncertainty regarding future interest rates. Increases in interest rates can have negative impacts on our business, including reducing our customers’ desire to borrow money from us or adversely affecting their ability to repay their outstanding loans by increasing their debt obligations through the periodic reset of adjustable interest rate loans. If our borrowers’ ability to pay their loans is impaired by increasing interest payment obligations, our level of non-performing assets would increase, producing an adverse effect on operating results. Asset values, especially commercial real estate as collateral, securities or other fixed rate earning assets, can decline significantly with relatively minor changes in interest rates. Conversely, decreases in interest rates can affect the amount of interest we earn on our loans and investment securities, which could have a material adverse effect on the Company’s financial condition and results of operations. Although we have implemented strategies that we believe reduce the potential effects of adverse changes in interest rates on our results of operations, these strategies may not always be successful. Any of these events could adversely affect our results of operations, financial condition and liquidity.

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

On March 9, 2023, Silvergate Bank, La Jolla, California, announced its decision to voluntarily liquidate its assets and wind down operations. On March 10, 2023, Silicon Valley Bank, Santa Clara, California, was closed by the California Department of Financial Protection and Innovation (the “DFPI”), on March 12, 2023, Signature Bank, New York, New York, was closed by the New York State Department of Financial Services and on May 1, 2023, First Republic Bank, San Francisco, California, was closed by the DFPI, and in each case the FDIC was appointed receiver for the failed institution. These banks had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.

These events have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of their deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management.

If we are unable to adequately manage our liquidity, we may experience a material adverse effect on our financial condition and results of operations. We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. Accordingly, as a part of our liquidity management, we must use a number of funding sources in addition to deposits and repayments and maturities of loans and investments, which may include Federal Home Loan Bank of Dallas advances, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, pay our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators. Depending on the capitalization status and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits.

Our financial flexibility would be severely constrained if we were unable to maintain our access to funding or if adequate financing were not available at acceptable interest rates. Further, if we were required to rely more heavily on more expensive funding sources to support liquidity, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. If alternative funding sources were no longer available to us, we may need to sell a portion of our investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets. As of December 31, 2023, we had a net unrealized loss of $403.30 million on our available for-sale investment securities portfolio as a result of the rising interest rate environment. Our investment securities totaled $4.73 billion, or 36.11% of total assets, at December 31, 2023. The details of this portfolio are included in Note 2 to the consolidated financial statements.

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

As of December 31, 2023, we had $314.62 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.

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

World events such as the Russia-Ukraine conflict, the Israel-Palestine conflict and other world events, including health related events, may adversely impact our business and our financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.

The Russia-Ukraine conflict, the Israel-Palestine conflict and other world events, including health-related events, are creating extensive disruptions in the global economy and to the lives of individuals throughout the world. While the effects of COVID have reduced, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, employment and labor markets and disrupted trade and supply chains. In addition, financial markets and global supply chains may be adversely affected by the current or anticipated impact of military conflict, including the current Russian invasion of Ukraine, the Israel-Palestine conflict, terrorism or other geopolitical events. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital, and self-insurance, as previously described.

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

Disruptions in our information technology systems or a compromise of security with respect to our systems could adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, implement strategic initiatives, or support our customer transactions.

We rely on our information technology systems to be able to monitor and control our operations, adjust to changing market conditions, implement strategic initiatives, and support our online banking system. Any disruptions in these systems or the failure of these systems to operate as expected have in the past adversely affected, and could in the future adversely affect, our ability to access and use certain applications and could, depending on the nature and magnitude of the problem, adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, implement strategic initiatives, and service customers. Although such disruptions and failures have not been material to date, we cannot guarantee that they will not be material in the future. In addition, the security measures we employ to protect our systems have in the past not detected or prevented, and may in the future not detect or prevent, all attempts to hack our systems, denial-of-service attacks, viruses, malicious software (malware), employee error or malfeasance, phishing attacks, security breaches, disruptions during the process of upgrading or replacing computer software or hardware or integrating systems of acquired businesses or assets or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by the sites, networks, and systems that we otherwise maintain, which include cloud-based networks and data center storage.

We have, from time to time, experienced threats to and breaches of our data and systems, including malware and computer virus attacks. We are continuously developing and enhancing our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage, or unauthorized access. This continued development and enhancement requires us to expend significant resources. However, we may not anticipate or combat all types of future attacks until after they have been launched. If any of these breaches of security occur or are anticipated in the future, we could be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Our response to attacks, and our investments in our technology and our controls, processes, and practices, may not be sufficient to shield us from significant losses or liability. Further, given the increasing sophistication of bad actors and complexity of the techniques used to obtain unauthorized access or disable systems, a breach or attack could potentially persist for an extended period of time before being detected. As a result, we may not be able to anticipate the attack or respond adequately or timely, and the extent of a particular incident, and the steps that we may need to take to investigate the incident, may not be immediately clear. It could take a significant amount of time before an investigation can be completed and full, reliable information about the incident becomes known. During an investigation, it is possible we may not necessarily know the extent of the harm or how to remediate it, which could further adversely impact us, and new regulations could result in us being required to disclose information about a material cybersecurity incident before it has been mitigated or resolved, or even fully investigated. We also face cybersecurity risks due to our reliance on internet technology and hybrid work arrangements, which could strain our technology resources or create additional opportunities for cybercriminals to exploit vulnerabilities.

In addition, because our systems contain information about individuals and businesses, our failure to appropriately maintain the security of the data we hold, whether as a result of our own error or the malfeasance or errors could lead to unauthorized release of confidential or otherwise protected information or corruption of data. Our failure to appropriately maintain the security of the data we hold could also violate applicable privacy, data security and other laws and subject us to lawsuits, fines, and other means of regulatory enforcement.

Any compromise or breach of our systems could result in adverse publicity, harm our reputation, lead to claims against us and affect our relationships with our customers and employees, any of which could have a material adverse effect on our business. Although we maintain insurance coverage for various cybersecurity risks, there can be no guarantee that all costs or losses incurred will be fully insured.

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

Even when market conditions are generally favorable, our investment performance may be adversely affected by the investment style of our wealth management and investment advisors and the particular investments that they make. To the extent our future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of our wealth management business will likely be reduced and our ability to attract new clients will likely be impaired. As such, fluctuations in the equity and debt markets can have a direct impact upon our net earnings. In addition, as approximately 15% of trust fees came from management of oil and gas properties in 2023, a decline in the prices of oil and gas could lead to a loss of material amounts of our trust income.

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

Any substantial deterioration in any of the foregoing conditions could have a material adverse effect on our financial condition, results of operations and liquidity, which would likely have an adverse affect on the market price of our common stock.

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

The volatility in oil and gas prices results in uncertainty about the Texas economy. While we consider our exposure to credits related to the oil and gas industry to not be significant, at approximately 2.79%, of total loans HFI as of December 31, 2023, should the price of oil and gas decline and/or remain at low prices for an extended period, the general economic conditions in our Texas markets could be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, the Company's trust revenues may be impacted by oil and gas prices which represented approximately 15% and 18% of total trust revenues in 2023 and 2022, respectively.

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

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services and new Fintech companies. In addition to improving the ability to serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for conveniences, as well as to create additional efficiencies in our operations. We may experience operational challenges in connection with the adoption of, or failure to adopt, new technology, such as artificial intelligence, which could result in unintended consequences or expenses as a result of the technology's limitations, our failure to use new technology effectively or at all, not fully realizing the anticipated benefits from such new technology, or the cost to implement or remedy any challenges associated with the adoption of new technology in a timely manner. Many of our larger competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

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

Inflation rose in 2022 at levels not seen for over 40 years, and such inflationary pressures continued into 2023. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. In general, the impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant and equipment. Assets and liabilities of financial institutions are primarily all monetary in nature, and therefore are principally impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy.

Sustained higher interest rates by the Federal Reserve Board may be needed to tame persistent inflationary price pressures, which could depress asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

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

We may need to raise additional capital in the future to provide us with sufficient capital resources to meet our commitments and business needs, particularly if our asset quality or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital and financial markets at that time, which are outside of our control, and our financial performance. Economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, other financial institution borrowings and borrowings from the discount window of the Federal Reserve Board. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of other financial institutions, or counterparties participating in the capital markets, may adversely affect our costs and our ability to raise capital. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our financial condition and results of operations.

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

Compliance and Regulatory Risks

We may be subject to more stringent capital requirements which would adversely affect our net income and future growth.

The Federal Reserve Board adopted a final rule that implemented the Basel III Rule changes to the international regulatory capital framework and revised the U.S. risk-based and leverage capital requirements for U.S. banking organizations to strengthen identified areas of weakness in capital rules and to address relevant provisions of the Dodd-Frank Act.

The final rule established a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The final rule increased capital ratios for all banking organizations and introduced a “capital conservation buffer” which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer, it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. The final rule assigned a higher risk weight to loans that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also required unrealized gains and losses on certain available-for-sale ("AFS") securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. We exercised this opt-out right in our March 31, 2015 quarterly financial filing. The final rule also included changes in what constitutes regulatory capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital. The final rule became effective for us on January 1, 2015. As of December 31, 2023, we met all of these new requirements, including the full capital conservation buffer.

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

Our total assets were approximately $13.11 billion as of December 31, 2023. The Dodd-Frank Act and its associated regulations impose various additional requirements on banks and bank holding companies with $10 billion or more in total assets, including a more frequent and enhanced regulatory examination regime. In addition, banks with $10 billion or more in total assets (including our bank) are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations, with the Federal Reserve Board maintaining supervision over some consumer related regulations. In light of evolving priorities among government and agency leaders, there is some uncertainty as to how the CFPB examination and regulatory authorities might impact our business in the near and medium terms.

Debit card interchange fee restrictions set forth in the Dodd-Frank Act, which is known as the Durbin Amendment, as implemented by regulations of the Federal Reserve Board, cap the maximum debit interchange fee that a debit card issuer with $10 billion or more in total assets may receive per transaction at the sum of $0.21 plus five basis points of the transaction. A debit card issuer that adopts certain fraud prevention procedures may charge an additional $0.01 per transaction. In July 2022, the Company became subject to the Durbin Amendment which reduced our interchange income per transaction in 2022 and going forward.

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

We have historically paid the lowest premium rate available due to our sound financial position. Should the number of bank failures increase or the FDIC insurance fund become depleted in others ways, FDIC premiums could increase or additional special assessments could be imposed. These increased premiums would have an adverse effect on our net income and results of operations. In the fourth quarter of 2023, the FDIC imposed a $1.75 million special assessment on the Bank in response to the FDIC-insured financial institutions that failed in March 2023.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company’s Information Security Program (“Program”) uses a variety of safeguards to protect the confidentiality, integrity, and availability of information. The Program is designed to identify, prevent, or mitigate the risks from cybersecurity threats. The Program leverages recognized security frameworks, such as National Institute of Standards and Technology (NIST) and Federal Financial Institutions Examination Council (FFEIC), to organize, improve, and assess the program and to better manage and reduce cybersecurity risk. The Program is assessed and updated annually and as needed.

The Program is integrated into the Company’s enterprise risk management program. The Company regularly assesses the threats and vulnerabilities to its environment so it can update and maintain its systems and controls to effectively mitigate these risks. Layered security controls are designed to complement each other to protect customer information and transactions. The Company periodically engages third-party experts and consultants to conduct evaluations of our security controls, whether through penetration testing, audits, assessments, or consulting on best practices to address new challenges. Results are used to help drive priorities and initiatives to improve the Program. Additionally, as a regulated entity, bank regulators assess the quality of our information security program during their regular examinations of the Company and its compliance with federal regulations and requirements.

The Company’s third-party risk management program is designed to oversee and identify the cybersecurity threats associated with the use of third-party service providers. While the optics into a third-party’s operation are limited, the Company performs risk-based evaluations of third-party service providers. These evaluations including reviewing information including, but not limited to, security assessment questionnaires, security testing summaries, audit reports performed under the SSAE 18 Audit Standard, and information security policies.

We view security awareness as a continuous program. All Company employees receive cybersecurity and fraud training at required new employee orientation and subsequently receive information security tips via email each business day. Employees also receive monthly security awareness video training and are required to complete annual computer-based training. The Company also provides information security awareness training to business customers and individuals in our communities.

During the fiscal year of this Report, the Company has not identified risks from cybersecurity threats that individually or in the aggregate have materially affected or are reasonably anticipated to materially affect the organization. Nevertheless, the Company recognizes cybersecurity threats are ongoing and evolving, and we continue to remain vigilant.

Governance

The Company’s system of internal controls also incorporates a protocol for the appropriate reporting and escalation of information and cyber security matters to management and the Board of Directors for resolution and, if necessary, disclosure of any material incidents. The Board of Directors is actively engaged in the oversight of the Company’s continuous efforts to reinforce and enhance its operational resilience and receives education to enhance their oversight efforts accommodate for the ever-evolving information and cyber security threat landscape. The Chief Information Security Officer (“CISO”) regularly updates these committees on the information and cyber security risks, threats, exposures, and mitigation measures. The Company’s incident response process is periodically tested and includes cybersecurity scenarios.

The Program is included in the Company’s enterprise risk management program. The CISO is responsible for developing and implementing our Program and reporting on cybersecurity matters to the Board. Our CISO has over 20 years of related experience, and others on our Corporate Information Security team have cybersecurity experience or certifications, such as the Certified Information Systems Security Professional certification. We view cybersecurity as a shared responsibility, and we periodically perform simulations and tabletop exercises at a management level and incorporate external resources and advisors as needed.

The Program is overseen by the Company’s Risk Committee, First Technology Services Board of Directors, Technology Risk Committee, and Security Advisory Committee. Additionally, the First Financial Trust and Asset Management Board of Directors oversee the Program as it relates to the trust subsidiary. Operational committees that manage risks associated with cybersecurity are Change Control Committee and Patch Management Committee.

The Company’s Board of Directors and subsidiary technology and trust companies’ Boards of Directors monitor the Program including policies and practices. The Company’s Risk Committee and technology company’s Board of Directors oversees areas of operational risk such as information technology activities; risks associated with development, infrastructure, and cybersecurity; oversight of information security risk assessments, strategies, policies, and programs; and disaster recovery, business continuity, and incident response process. The CISO also provides periodic cybersecurity updates to the Audit Committee and the Audit Committee Chairman is member of the Risk Committee. The management-level Technology Risk Committee and Security Advisory Committee oversee management of the Program and related assessments. Operational committees that manage risks associated with cybersecurity are Change Control Committee and Patch Management Committee.

We face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we have, from time to time, experienced threats to and breaches of our data and systems, including malware and computer virus attacks. For more information about the cybersecurity risks we face, see the risk factor entitled “Disruptions in our information technology systems or a compromise of security with respect to our systems could adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, implement strategic initiatives or support our customer transactions” and “Our business may be adversely affected by security breaches at third-parties.” in Item 1A- Risk Factors.

ITEM 2. PROPERTIES

Our principal office is located in the First Financial Bank Building at 400 Pine Street in downtown Abilene, Texas. We lease two spaces in buildings owned by First Financial Bank, N.A. totaling approximately 10,155 square feet. As of December 31, 2023, our subsidiaries collectively own 78 banking, trust and mortgage facilities, some of which are detached drive-ins, and also lease 12 banking facilities and 12 ATM locations. Our management considers all our existing locations to be well-suited for conducting the business of banking. We are in the process of constructing a new branch location in our existing market in Bryan, Texas.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we and our subsidiaries are parties to lawsuits arising in the ordinary course of our banking business. However, there are no material pending legal proceedings to which we, our subsidiaries or our other direct and indirect subsidiaries, or any of their properties,

are currently subject. Other than regular, routine examinations by state and federal banking authorities, there are no material proceedings pending or known to be contemplated by any governmental authorities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.01 per share, is traded on the Nasdaq Global Select Market under the trading symbol "FFIN".

Record Holders

As of February 1, 2024, we had 874 registered shareholders of record with our stock transfer agent.

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

Equity Compensation Plans

See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

PERFORMANCE GRAPH

The following performance graph compares cumulative total shareholder returns for our common stock, the Russell 3000 Index, and the S&P U.S. BMI Banks Index, which is a banking index prepared by S&P Global Market Intelligence and is comprised of all U.S. domiciled banks, for a five-year period (December 31, 2018 to December 31, 2023). The performance graph assumes $100 invested in our common stock at its closing price on December 31, 2018, and in each of the Russell 3000 Index and the S&P U.S. BMI Banks Index on the same date. The performance graph also assumes the reinvestment of all dividends. The dates on the performance graph represent the last trading day of each year indicated. The amounts noted on the performance graph have been adjusted to give effect to all stock splits and stock dividends.

First Financial Bankshares, Inc

Total Return Performance
First Financial Bankshares, Inc.
Russell 3000 Index
S&P U.S. BMI Banks Index
Index Value
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
First Financial Bankshares, Inc.	100.00	123.48	129.50	184.19	126.70	114.29
Russell 3000 Index	100.00	131.02	158.39	199.03	160.80	202.54
S&P U.S. BMI Banks Index	100.00	137.36	119.83	162.92	135.13	147.41

Source: S&P Global Market Intelligence

© 2024

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis of the major elements of our consolidated balance sheets as of December 31, 2023 and 2022, and consolidated statements of earnings for the years 2021 through 2023 should be read in conjunction with our consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this Form 10-K.

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

ASU 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." ASU 2023-02 is intended to improve the accounting and disclosures for investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. ASU 2023-02 has been early adopted by the Company as it relates to the qualifying investments that are generating New Market Tax Credits. The adoption of ASU 2023-02 did not have a significant impact on our financial statements.

ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires entities to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. Public business entities (PBEs) are required to provide this incremental detail in a numerical, tabular format. The ASU also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction; pretax income (or loss) from continuing operations; and income tax expense (or benefit). PBEs will be required to adopt the new requirements in annual reporting periods beginning after December 15, 2024, and interim periods beginning after December 15, 2025.The adoption of ASU 2023-09 is not expected to have a significant impact on our financial statements.

Selected Financial Data

The selected financial data presented below as of and for the years ended December 31, 2023, 2022, 2021, 2020, and 2019, have been derived from our audited consolidated financial statements. The data set forth below may not be fully comparable from period to period due to an acquisition in 2020 and changes in accounting, including the allowance for credit losses in 2020 (see Notes 1 and 3 to the Notes to Consolidated Financial Statements for further information). The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.

	Year Ended December 31,
	2023	2022	2021	2020	2019
	(dollars in thousands, except per share data)
Summary Income Statement Information:
Interest income	$528,070	$432,854	$376,405	$364,128	$319,192
Interest expense	144,261	31,440	6,042	14,243	30,102
Net interest income	383,809	401,414	370,363	349,885	289,090
Provision for credit losses	10,631	17,427	(1,139)	19,517	2,965
Noninterest income	108,003	131,665	142,176	139,935	108,428
Noninterest expense	237,882	234,778	241,708	227,938	196,521
Earnings before income taxes	243,299	280,874	271,970	242,365	198,032
Income tax expense	44,322	46,399	44,408	40,331	33,220
Net earnings	$198,977	$234,475	$227,562	$202,034	$164,812
Per Share Data:
Earnings per share, basic	$1.39	$1.64	$1.60	$1.42	$1.22
Earnings per share, diluted	1.39	1.64	1.59	1.42	1.21
Cash dividends declared	0.71	0.66	0.58	0.51	0.47
Book value at period-end	10.50	8.87	12.34	11.80	9.03
Earnings performance ratios:
Return on average assets	1.55%	1.76%	1.89%	1.98%	2.08%
Return on average equity	14.99	16.72	13.31	12.93	14.37
Dividend payout ratio	50.96	40.18	36.30	35.88	38.31
Summary Balance Sheet Data (Period-end):
Securities	$4,732,762	$5,474,359	$6,573,179	$4,393,029	$3,413,317
Loans, held-for-investment	7,148,791	6,441,868	5,388,972	5,171,033	4,194,969
Total assets	13,105,594	12,974,066	13,102,461	10,904,500	8,262,227
Deposits	11,138,300	11,005,507	10,566,488	8,675,817	6,603,806
Total liabilities	11,606,694	11,708,329	11,343,237	9,226,310	7,035,030
Total shareholders’ equity	1,498,900	1,265,737	1,759,224	1,678,190	1,227,197
Asset quality ratios:
Allowance for credit losses/period-end loans held-for-investment	1.24%	1.18%	1.18%	1.29%	1.25%
Nonperforming assets/period-end loans held- for-investment plus foreclosed assets	0.49	0.38	0.63	0.83	0.61
Net charge offs (recoveries)/average loans	0.03	(0.01)	0.02	0.06	0.04
Capital ratios:
Average shareholders’ equity/average assets	10.32%	10.55%	14.20%	15.32%	14.44%
Leverage ratio (1)	12.06	10.96	11.13	11.86	12.60
Tier 1 risk-based capital (2)	18.50	18.22	19.35	20.79	20.06
Common equity tier 1 capital (3)	18.50	18.22	19.35	20.79	20.06
Total risk-based capital (4)	19.62	19.29	20.34	22.03	21.13

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

Results of Operations

Performance Summary. Net earnings for 2023 were $198.98 million compared to net earnings of $234.48 million for 2022. Included in earnings for the year ended December 31, 2023, when compared to the year ended December 31, 2022, were (i) a decrease of $17.61 million in net interest income, (ii) a decrease in debit card revenues of $8.56 million, (iii) a decrease in mortgage revenues of $7.15 million, (iv) a $9.26 million decline in gains on sales of securities, and (v) an increase of $4.04 million in FDIC insurance premiums, which includes a $1.75 million special assessment. Offsetting these reductions to earnings were (i) a decline of $6.80 million in the provision for credit losses and (ii) a decline of $5.30 million in incentive and profit sharing expenses.

Net earnings for 2022 were $234.48 million compared to $227.56 million for 2021. The increase in net earnings for 2022 over 2021 was primarily attributable to the overall growth in net interest income from the growth in earning assets. Net earnings in 2022 also include a provision for credit losses of $17.43 million compared to a net reversal of provision for credit losses of $1.14 million in 2021. The increased provision for credit losses in 2022 over 2021 was driven by strong organic loan growth, increases in unfunded commitments and a slight decline in the projected economic forecast metrics post pandemic highs.

On a diluted net earnings per share basis, net earnings were $1.39 for 2023, as compared to $1.64 for 2022 and $1.59 for 2021. The return on average assets was 1.55% for 2023, as compared to 1.76% for 2022 and 1.89% for 2021. The return on average equity was 14.99% for 2023, as compared to 16.72% for 2022 and to 13.31% for 2021.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $395.36 million in 2023, as compared to $416.84 million in 2022, and $385.05 million in 2021. Average earning assets were $12.00 billion in 2023, as compared to $12.46 billion in 2022 and $11.34 billion in 2021. The decrease in tax-equivalent net interest income in 2023 compared to 2022 was largely attributable to the increases in the rates paid on deposits and borrowings and a change in the mix of interest earning assets. The decrease of $461.72 million in average earning assets in 2023 when compared to 2022 was primarily a result of a decrease in taxable securities of $531.39 million and tax-exempt securities of $689.37 million offset by an increase in loans of $860.76 million when compared to 2022. The increase in tax-equivalent net interest income in 2022 compared to 2021 was largely attributable to increases in interest earning assets. The increase of $1.13 billion in average earning assets in 2022 when compared to 2021 was primarily a result of increases in taxable securities of $1.13 billion and loans of $582.26 million offset by a decrease in short-term investments of $372.77 million and tax-exempt securities of $216.64 million when compared to 2021. Average interest-bearing liabilities were $7.84 billion in 2023, as compared to $7.76 billion in 2022 and $6.78 billion in 2021. The yield on earning assets increased 90 basis points in 2023 when compared to 2022 while the rate paid on interest-bearing liabilities increased 143 basis points. The yield on earning assets increased 15 basis points in 2022 when compared to 2021 while the rate paid on interest-bearing liabilities increased 32 basis points.

The table below allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Changes in Interest Income and Interest Expense (in thousands):

	2023 Compared to 2022			2022 Compared to 2021
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Short-term investments	$(1,698)	$4,014	$2,316	$(458)	$3,415	$2,957
Taxable investment securities	(10,401)	11,402	1,001	18,527	13,007	31,534
Tax-exempt investment securities (1)	(20,544)	(1,784)	(22,328)	(6,080)	3,970	(2,110)
Loans (1) (2)	43,232	67,123	110,355	29,729	(4,928)	24,801
Interest income	10,589	80,755	91,344	41,718	15,464	57,182
Interest-bearing deposits	877	97,707	98,584	670	19,872	20,542
Repurchase agreements	(324)	14,401	14,077	85	1,650	1,735
Borrowings	(1,142)	1,301	159	53	3,069	3,122
Interest expense	(589)	113,409	112,820	808	24,591	25,399
Net interest income	$11,178	$(32,654)	$(21,476)	$40,910	$(9,127)	$31,783

(1)
Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(2)
Nonaccrual loans are included in loans.

The net interest margin for 2023 was 3.29% which was a decrease of five basis points from 2022. The net interest margin in 2022 was 3.34%, a decrease of six basis points from 2021. We experienced downward pressure on our net interest margin the majority of 2023 compared to 2022 primarily due to (i) the effects of the Federal Reserve Board's accelerated rate of raising interest rates in 2022 and 2023, which was preceded by the extended period of historically low levels of short-term interest rates leading up to the first quarter of 2022, and (ii) the shift in the mix of interest-earning assets and interest-bearing deposits. The Federal Reserve Board began increasing interest rates by raising rates 25 basis points in March 2022, 50 basis points in May 2022, and 75 basis points in June, July, September and November 2022, respectively, 50 basis points in December 2022, and 25 basis points in February, March, May, and July 2023, respectively, resulting in a target rate range of 5.25% to 5.50% at December 31, 2023.

Loan rates on variable loans have increased as the majority of such loans are indexed to the applicable prime rate (8.50% at December 31, 2023), subject to underlying floors. With the latest increase in the federal funds rate, the majority of variable rate loans have increased (see additional discussion beginning on page 43).

During 2022, we increased rates on each of the primary depository products in response to the increasing federal funds rate. Additionally, we have approximately $985 million of municipal and related deposits which are indexed to short-term treasury rates which have continued to increase with the changes in the applicable rate index. Average municipal and related deposits totaled $1.46 billion and $1.48 billion for the years ended December 31, 2023 and 2022, respectively, with an average rate paid of 3.13% and 1.01%, for the respective years then ended.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in the table below for the years 2021 through 2023.

Average Balances and Average Yields and Rates (in thousands, except percentages):

	2023			2022			2021
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$118,008	$6,012	5.09%	$219,721	$3,696	1.68%	$592,494	$739	0.12%
Taxable investment securities (2)	3,500,839	79,925	2.28	4,032,228	78,924	1.96	2,898,924	47,390	1.63
Tax-exempt investment securities (2)(3)	1,597,204	45,815	2.87	2,286,578	68,143	2.98	2,503,220	70,253	2.81
Loans (3)(4)	6,784,352	407,870	6.01	5,923,594	297,515	5.02	5,341,332	272,714	5.11
Total earning assets	12,000,403	$539,622	4.50%	12,462,121	$448,278	3.60%	11,335,970	$391,096	3.45%
Cash and due from banks	231,046			231,718			209,384
Bank premises and equipment, net	152,477			150,561			145,504
Other assets	245,550			195,664			97,952
Goodwill and other intangible assets, net	315,067			316,115			317,527
Allowance for credit losses	(83,281)			(69,508)			(64,082)
Total assets	$12,861,262			$13,286,671			$12,042,255
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$7,188,171	$124,830	1.74%	$6,955,783	$26,246	0.38%	$6,224,621	$5,704	0.09%
Repurchase Agreements	568,205	16,139	2.84	674,226	2,062	0.31	535,066	327	0.06
Borrowings	81,262	3,292	4.05	127,865	3,133	2.45	21,544	11	0.05
Total interest-bearing liabilities	7,837,638	$144,261	1.84%	7,757,874	$31,441	0.41%	6,781,231	$6,042	0.09%
Noninterest-bearing deposits	3,632,559			4,063,740			3,449,313
Other liabilities	63,238			62,953			102,279
Total liabilities	11,533,435			11,884,567			10,332,823
Shareholders’ equity	1,327,827			1,402,104			1,709,432
Total liabilities and shareholders’ equity	$12,861,262			$13,286,671			$12,042,255
Net interest income		$395,361			$416,837			$385,054
Rate Analysis:
Interest income/earning assets			4.50%			3.60%			3.45%
Interest expense/earning assets			(1.21)			(0.26)			(0.05)
Net interest margin			3.29%			3.34%			3.40%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest- bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on AFS securities.
(3)
Includes tax-equivalent yield adjustment of approximately $11.55 million, $15.42 million and $14.69 million for the years ended December 31, 2023, 2022 and 2021, respectively, using an effective tax rate of 21%.
(4)
Includes nonaccrual loans.
(5)
Calculations for 2023 and 2022 have been adjusted to remove the effect of TEFRA allowance

Noninterest Income. Noninterest income for 2023 was $108.00 million compared to $131.67 million in 2022. Changes in certain categories of noninterest income included (1) a decline in gains on sales of AFS securities of $9.26 million, (2) a decrease in debit card fees of $8.56 million, and (3) a decrease in gain on sale and fees of mortgage loans of $7.15 million when compared to 2022. Available for sale securities totaling $411.13 million with an average book yield of 2.91% were sold during 2023. The proceeds from the sales of these securities are being used to fund organic loan growth that is yielding approximately 8%, resulting in an anticipated earn back period of less than 18 months. The decrease in debit card fees was due to the impact of becoming subject to regulations imposed by the Federal Reserve Board that limits debit card interchange revenue which became effective for the Company as of July 1, 2022, and is consistent with our previously disclosed expectations. Mortgage income declined due to lower overall origination volumes and declining margins on loan sales as a result of the increases in mortgage interest rates during the year.

Noninterest income for 2022 was $131.67 million, a decrease of $10.51 million, or 7.39%, as compared to 2021. Changes in certain categories of noninterest income included (1) an increase in trust fees of $3.85 million, (2) an increase in service charges on deposit accounts of $3.38 million, (3) an increase in the net gain on sale of AFS securities of $1.33 million, offset by (4) a decrease in gain on sale and fees of mortgage loans of $14.21 million, and (5) a decrease in debit card fees of $5.63 million. The increase in trust fees resulted from an increase in assets under management over the prior year and an increase in oil and gas production fees driven by increasing oil and gas prices. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheets, totaled $8.75 billion at December 31, 2022. Oil and gas production fees increased related trust fees by $2.77 million in 2022 over 2021. The increase in service charges on deposits was driven by more than 10,500 net new accounts opened in 2022 and growth in treasury management services. Mortgage income declined due to lower overall origination volumes and declining margins on loan sales as a result of the increase in interest rates. The decrease in debit card fees was due to the impact of becoming subject to regulations imposed by the Federal Reserve Board that limits debit card interchange revenue which became effective for the Company as of July 1, 2022, and is consistent with our previously disclosed expectation.

Debit card fees are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Debit card fees consist of income from debit card usage, point of sale income for debit card transactions and ATM service fees.

Federal Reserve Board rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is limited to the sum of 21 cents per transaction plus 5 basis points multiplied by the value of the transaction. Based on the applicable Federal Reserve Board rules, as amended, the Company became subject to the limitation effective July 1, 2022, which reduced debit card fees during 2023 compared to 2022, as discussed above.

Noninterest Income (in thousands):

	2023	Increase (Decrease)	2022	Increase (Decrease)	2021
Trust fees	$40,456	$461	$39,995	$3,850	$36,145
Service charges on deposit accounts	25,378	838	24,540	3,384	21,156
Debit card fees	21,721	(8,559)	30,280	(5,625)	35,905
Credit card fees	2,645	60	2,585	212	2,373
Gain on sale and fees of mortgage loans	11,890	(7,145)	19,035	(14,210)	33,245
Net gain on sale of available-for-sale securities	(7,119)	(9,263)	2,144	1,329	815
Net gain on sale of foreclosed assets	46	(1,405)	1,451	1,261	190
Net gain on sale of assets	1,525	1,005	520	310	210
Interest on loan recoveries	2,055	(785)	2,840	(1,199)	4,039
Other:
Check printing fees	110	(21)	131	(81)	212
Safe deposit rental fees	803	(32)	835	(32)	867
Credit life and debt protection fees	605	(414)	1,019	(74)	1,093
Brokerage commissions	1,511	73	1,438	46	1,392
Wire transfer fees	1,646	(8)	1,654	230	1,424
Miscellaneous income	4,731	1,533	3,198	88	3,110
Total other	9,406	1,131	8,275	177	8,098
Total Noninterest Income	$108,003	$(23,662)	$131,665	$(10,511)	$142,176

Noninterest Expense. Total noninterest expense for 2023 amounted to $237.88 million, an increase of $3.10 million, or 1.32%, as compared to 2022. Total noninterest expense for 2022 was $234.78 million, a decrease of $6.93 million, or 2.87%, as compared to 2021. An important measure in determining whether a financial institution effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for 2023 was 47.26%, as compared to 42.80% for 2022 and 45.84% for 2021.

Salaries and employee benefits for 2023 totaled $131.92 million, a decrease of $2.22 million, or 1.65%, as compared to 2022. The net decrease reflected a decrease of $2.86 million in profit sharing expenses and lower mortgage compensation expenses of $2.40 million offset by annual merit-based and other market-based pay increases that were effective March 1, 2023.

All other categories of noninterest expense for 2023 totaled $105.97 million, an increase of $5.32 million, or 5.29%, as compared to 2022. Included in noninterest expense during 2023, excluding salary and employee benefit related costs, were increases in FDIC insurance premiums of $4.04 million primarily due to the recognition of $1.75 million related to the special assessment in the fourth quarter of 2023.

Salaries and employee benefits for 2022 totaled $134.13 million, a decrease of $7.91 million, or 5.57%, as compared to 2021. The change reflected a decrease of $5.90 million in profit sharing expenses and lower mortgage compensation expenses of $4.94 million offset by annual merit-based and other market-based pay increases that were effective March 1, 2022.

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

Noninterest Expense (in thousands):

	2023	Increase (Decrease)	2022	Increase (Decrease)	2021
Salaries, commissions and incentives (excluding mortgage)	$97,155	$3,264	$93,891	$1,867	$92,024
Mortgage salaries and incentives	8,295	(2,395)	10,690	(4,942)	15,632
Medical	10,475	(710)	11,185	142	11,043
Profit sharing	1,373	(2,860)	4,233	(5,901)	10,134
401(k) match expense	3,750	75	3,675	85	3,590
Payroll taxes	7,278	146	7,132	158	6,974
Stock based compensation	3,589	262	3,327	682	2,645
Total salaries and employee benefits	131,915	(2,218)	134,133	(7,909)	142,042
Net occupancy expense	13,766	459	13,307	298	13,009
Equipment expense	8,545	(507)	9,052	(121)	9,173
FDIC assessment fees	7,749	4,038	3,711	581	3,130
Debit card expense	12,933	702	12,231	274	11,957
Professional and service fees	9,810	1,040	8,770	(564)	9,334
Printing, stationery and supplies	2,454	340	2,114	204	1,910
Operational and other losses	3,842	613	3,229	(64)	3,293
Software amortization and expense	10,288	325	9,963	(1,157)	11,120
Amortization of intangible assets	912	(333)	1,245	(368)	1,613
Other:
Data processing fees	2,051	284	1,767	(15)	1,782
Postage	1,449	115	1,334	(205)	1,539
Advertising	2,779	(48)	2,827	(198)	3,025
Correspondent bank service charges	830	(191)	1,021	20	1,001
Telephone	3,340	273	3,067	(560)	3,627
Public relations and business development	3,252	(303)	3,555	212	3,343
Directors’ fees	2,546	10	2,536	162	2,374
Audit and accounting fees	2,241	441	1,800	41	1,759
Legal fees and other related costs	1,535	(335)	1,870	(381)	2,251
Regulatory exam fees	1,272	(314)	1,586	163	1,423
Travel	1,858	218	1,640	222	1,418
Courier expense	1,218	22	1,196	248	948
Other real estate owned	90	87	3	(46)	49
Other miscellaneous expense	11,207	(1,614)	12,821	2,233	10,588
Total other	35,668	(1,355)	37,023	1,896	35,127
Total Noninterest Expense	$237,882	$3,104	$234,778	$(6,930)	$241,708

Income Taxes. Income tax expense was $44.32 million for 2023, as compared to $46.40 million for 2022 and $44.41 million for 2021. Our effective tax rates on pretax income were 18.22%, 16.52% and 16.33%, respectively, for the years 2023, 2022 and 2021. The effective tax rates differ from the statutory federal tax rate of 21.0% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan, excess tax benefits for distribution under our deferred compensation plan and vesting of equity awards, and New Market Tax Credit ("NMTC") benefits.

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. As of December 31, 2023, total loans HFI were $7.15 billion, an increase of $706.92 million as compared to December 31, 2022.

As compared to year-end 2022 balances, total commercial loans increased $241.25 million, agricultural loans increased $7.94 million, total real estate loans increased $479.96 million, and total consumer loans decreased $22.23 million. Loans averaged $6.78 billion during 2023, an increase of $860 million over 2022 average balances.

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

Composition of Loans Held-For-Investment (in thousands):

	December 31,
	2023	2022	2021	2020	2019
Commercial:
C&I	$1,164,811	$917,317	$837,075	$1,131,382	$ N/A
Municipal	214,850	221,090	177,905	181,325	N/A
Total Commercial	1,379,661	1,138,407	1,014,980	1,312,707	856,326
Agricultural	84,890	76,947	98,089	94,864	103,640
Real Estate:
Construction & Development	963,158	959,426	749,793	553,959	N/A
Farm	344,954	306,322	217,220	152,237	N/A
Non-Owner Occupied CRE	827,969	732,089	623,434	617,686	N/A
Owner Occupied CRE	1,037,281	954,400	821,653	746,974	N/A
Residential	1,834,593	1,575,758	1,334,419	1,248,409	N/A
Total Real Estate	5,007,955	4,527,995	3,746,519	3,319,265	2,823,372
Consumer:
Auto	521,859	550,635	405,416	353,595	N/A
Non-Auto	154,426	147,884	123,968	90,602	N/A
Total Consumer	676,285	698,519	529,384	444,197	411,631
Total	$7,148,791	$6,441,868	$5,388,972	$5,171,033	$4,194,969

Loans HFS, consisting of secondary market mortgage loans, totaled $14.25 million and $11.97 million at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, $3.18 million and $1.47 million are valued at the lower of cost or fair value, and the remaining amount is valued under the fair value option.

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

Maturity Distribution and Interest Sensitivity of Loans at December 31, 2023 (in thousands):

The following tables summarize maturity information of our loan portfolio as of December 31, 2023. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

Total Loans Held-for-Investment	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$486,266	$550,273	$103,625	$24,647	$1,164,811
Municipal	5,637	44,443	110,999	53,771	214,850
Total Commercial	491,903	594,716	214,624	78,418	1,379,661
Agricultural	64,993	18,280	1,617	—	84,890
Real Estate:
Construction & Development	397,118	199,262	230,838	135,940	963,158
Farm	19,651	68,288	173,533	83,482	344,954
Non-Owner Occupied CRE	100,973	233,174	362,955	130,867	827,969
Owner Occupied CRE	50,058	273,714	479,315	234,194	1,037,281
Residential	134,536	117,832	770,377	811,848	1,834,593
Total Real Estate	702,336	892,270	2,017,018	1,396,331	5,007,955
Consumer:
Auto	6,735	504,045	11,079	—	521,859
Non-Auto	32,014	94,186	22,123	6,103	154,426
Total Consumer	38,749	598,231	33,202	6,103	676,285
Total	$1,297,981	$2,103,497	$2,266,461	$1,480,852	$7,148,791
% of Total Loans	18.16%	29.42%	31.70%	20.72%	100.00%

Loans with fixed interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$79,004	$324,154	$11,946	$—	$415,104
Municipal	3,963	43,559	80,079	8,392	135,993
Total Commercial	82,967	367,713	92,025	8,392	551,097
Agricultural	9,103	12,859	333	—	22,295
Real Estate:
Construction & Development	154,911	162,150	49,815	10,336	377,212
Farm	8,602	24,316	105,438	1,008	139,364
Non-Owner Occupied CRE	34,751	148,624	69,235	246	252,856
Owner Occupied CRE	27,602	160,146	40,152	170	228,070
Residential	57,001	96,629	484,586	102,155	740,371
Total Real Estate	282,867	591,865	749,226	113,915	1,737,873
Consumer:
Auto	6,708	504,045	11,079	—	521,832
Non-Auto	27,835	92,441	21,813	3,272	145,361
Total Consumer	34,543	596,486	32,892	3,272	667,193
Total	$409,480	$1,568,923	$874,476	$125,579	$2,978,458
% of Total Loans	5.73%	21.94%	12.23%	1.76%	41.66%

Loans with variable interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$407,262	$226,119	$91,679	$24,647	$749,707
Municipal	1,674	884	30,920	45,379	78,857
Total Commercial	408,936	227,003	122,599	70,026	828,564
Agricultural	55,890	5,421	1,284	—	62,595
Real Estate:
Construction & Development	242,207	37,112	181,023	125,604	585,946
Farm	11,049	43,972	68,095	82,474	205,590
Non-Owner Occupied CRE	66,222	84,550	293,720	130,621	575,113
Owner Occupied CRE	22,456	113,568	439,163	234,024	809,211
Residential	77,535	21,203	285,791	709,693	1,094,222
Total Real Estate	419,469	300,405	1,267,792	1,282,416	3,270,082
Consumer:
Auto	27	—	—	—	27
Non-Auto	4,179	1,745	310	2,831	9,065
Total Consumer	4,206	1,745	310	2,831	9,092
Total	$888,501	$534,574	$1,391,985	$1,355,273	$4,170,333
% of Total Loans	12.43%	7.48%	19.47%	18.96%	58.34%

Of the $4.17 billion of the variable interest rate loans shown above, loans totaling $1.66 billion mature or reprice over the next twelve months. Of this amount, approximately $1.37 billion will reprice immediately upon changes in the underlying index rate (primarily U.S. prime rate) with the remaining $287 million being subject to floors above or ceilings below the current index.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $35.10 million at December 31, 2023, as compared to $24.33 million at December 31, 2022 and $34.16 million at December 31, 2021. As a percent of loans HFI and foreclosed assets, these assets were 0.49% at December 31, 2023, as compared to 0.38% at December 31, 2022 and 0.63% at December 31, 2021. As a percent of total assets, these assets were 0.27% at December 31, 2023, as compared to 0.19% at December 31, 2022 and 0.26% at December 31, 2021. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at December 31, 2023.

Nonaccrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	At December 31,
	2023	2022	2021	2020	2019
Nonaccrual loans	$33,609	$24,325	$31,673	$42,643	$24,608
Loans still accruing and past due 90 days or more	1,004	—	8	113	153
Nonperforming loans (1)	34,613	24,325	31,681	42,756	24,761
Foreclosed assets	483	—	2,477	142	1,009
Total nonperforming assets	$35,096	$24,325	$34,158	$42,898	$25,770
As a % of loans held-for-investment and foreclosed assets	0.49%	0.38%	0.63%	0.83%	0.61%
As a % of total assets	0.27	0.19	0.26	0.39	0.31

(1) With the adoption of ASU 2022-02, effective January 1, 2023, TDR accounting has been eliminated.

We record interest payments received on nonaccrual loans as reductions of principal. Prior to the loans being placed on nonaccrual, we recognized interest income on these loans as of December 31, 2023 of approximately $913 thousand during the year ended December 31, 2023. If interest on these loans had been recognized on a full accrual basis during the year ended December 31, 2023, such income would have approximated $3.22 million.

Included in our loan portfolio are certain other loans not included in the table above that are deemed to be potential problem loans. Potential problem loans are those loans that are currently performing, but for which known information about trends, uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $5.46 million as of December 31, 2023.

See Note 3 to the Consolidated Financial Statements for more information on these assets.

Allowance for Credit Losses. The allowance for credit losses is the amount we determine as of a specific date to be appropriate to absorb current expected credit losses on existing loans. For a discussion of our methodology, see our accounting policies in Note 1 to the Consolidated Financial Statements. The provision for credit losses was $10.63 million in 2023, a provision of $17.43 million in 2022, as compared to a reversal of provision of $1.14 million in 2021. The Company's provision for credit losses during 2023 was driven by strong organic loan growth offset by a decrease in construction and development unfunded commitments. The increase in the Company's provision for credit losses during 2022 was driven by strong organic loan growth, increases in unfunded commitments and a slight decline in the projected economic forecast metrics. The net reversal of the Company's provision for credit losses in 2021 reflected improvement in the economic outlook for our markets across Texas and overall improvements in asset quality offset by loan growth.

As a percent of average loans, net loan charge-offs were 0.03% during 2023, net recoveries of 0.01% during 2022, and net loan charge-offs of 0.02% during 2021. The allowance for credit losses as a percent of loans HFI was 1.24% as of December 31, 2023, as compared to 1.18% as of December 31, 2022, and 1.18% as of December 31, 2021. Included in the following tables are further analysis of our allowance for credit losses.

Although we believe we use the best information available to make credit loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A downturn in the economy or lower employment could result in increased levels of nonaccrual, past due 90 days or more and still accruing, foreclosed assets, charge-offs, increased provision for credit losses and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review the adequacy of our allowance for credit losses. The banking agencies could require additions to our allowance for credit losses based on their judgment of information available to them at the time of their examinations of our bank subsidiary.

Loan Loss Experience and Allowance for Credit Losses (in thousands, except percentages):

	2023	2022	2021	2020	2019
Balance at January 1,	$75,834	$63,465	$66,534	$52,499	$51,202
Impact of adopting ASC 326	—	—	—	(619)	—
Initial allowance on acquired TB&T PCD loans	—	—	—	1,678	—
Charge-offs:
Commercial:
C&I	(1,816)	(589)	(1,600)	(2,516)	N/A
Municipal	—	—	—	—	N/A
Total Commercial	(1,816)	(589)	(1,600)	(2,516)	(1,545)
Agricultural	(9)	(9)	(2,683)	(372)	(319)
Real estate:
Construction & Development	—	(100)	—	—	N/A
Farm	—	—	—	—	N/A
Non-Owner Occupied CRE	—	—	(6)	(563)	N/A
Owner Occupied CRE	(10)	(537)	(231)	(567)	N/A
Residential real estate	(258)	(186)	(93)	(373)	N/A
Total real estate	(268)	(823)	(330)	(1,503)	(1,335)
Consumer:
Auto	(1,006)	(596)	(610)	(548)	N/A
Non-Auto	(600)	(435)	(285)	(375)	N/A
Total Consumer	(1,606)	(1,031)	(895)	(923)	(927)
Total charge-offs	(3,699)	(2,452)	(5,508)	(5,314)	(4,126)
Recoveries:
Commercial:
C&I	267	953	2,150	1,315	N/A
Municipal	—	—	—	—	N/A
Total Commercial	267	953	2,150	1,315	1,364
Agricultural	286	155	36	31	158
Real estate:
Construction & Development	106	—	1	—	N/A
Farm	—	—	110	157	N/A
Non-Owner Occupied CRE	71	852	702	131	N/A
Owner Occupied CRE	227	699	821	17	N/A
Residential real estate	24	114	96	151	N/A
Total Real Estate	428	1,665	1,730	456	404
Consumer:
Auto	398	293	401	269	N/A
Non-Auto	170	215	211	171	N/A
Total Consumer	568	508	612	440	532
Total recoveries	1,549	3,281	4,528	2,242	2,458
Net recoveries (charge-offs)	(2,150)	829	(980)	(3,072)	(1,668)
Provision for credit losses (excluding provision for unfunded commitment)	15,050	11,540	(2,089)	16,048	2,965
Balance at December 31,	$88,734	$75,834	$63,465	$66,534	$52,499

Loans, held-for-investment at year-end	$7,148,791	$6,441,868	$5,388,972	$5,171,033	$4,194,969
Average loans	6,784,352	5,923,594	5,341,332	5,152,531	4,074,667
Net (recoveries) charge-offs/average loans	0.03%	(0.01)%	0.02%	0.06%	0.04%
Allowance for credit losses/year-end loans held-for-investment	1.24%	1.18%	1.18%	1.29%	1.25%
Allowance for credit losses/nonaccrual, past due 90 days still accruing and restructured loans	256.36	311.75	200.33	155.61	212.02

Allocation of Allowance for Credit Losses (in thousands):

	At December 31,
	2023	2022	2021	2020	2019
	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount
Commercial:
C&I	$15,698	$16,129	$12,280	$13,609	$ N/A
Municipal	195	1,026	348	1,552	N/A
Total Commercial	15,893	17,155	12,628	15,161	12,122
Agricultural	1,281	1,041	1,597	1,255	1,206
Real estate:
Construction & Development	28,553	26,443	17,627	13,512	N/A
Farm	2,914	1,957	663	1,876	N/A
Non-Owner Occupied CRE	13,425	9,075	10,722	8,391	N/A
Owner Occupied CRE	13,813	9,928	10,828	12,347	N/A
Residential real estate	11,654	9,075	8,133	12,601	N/A
Total Real Estate	70,359	56,478	47,973	48,727	33,974
Consumer:
Auto	810	845	896	1,020	N/A
Non-Auto	391	315	371	371	N/A
Total Consumer	1,201	1,160	1,267	1,391	5,197
Total	$88,734	$75,834	$63,465	$66,534	$52,499

Percent of Loans in Each Category of Total Loans:

	At December 31,
	2023	2022	2021	2020	2019
Commercial:
C&I	16.29%	14.24%	15.53%	21.88%	N/A%
Municipal	3.01	3.43	3.30	3.51	N/A
Total Commercial	19.30%	17.67	18.83	25.39	20.41
Agricultural	1.19	1.19	1.83	1.83	2.47
Real estate:
Construction & Development	13.47	14.89	13.91	10.71	N/A
Farm	4.83	4.76	4.03	2.94	N/A
Non-Owner Occupied CRE	11.58	11.36	11.57	11.95	N/A
Owner Occupied CRE	14.51	14.82	15.25	14.45	N/A
Residential real estate	25.66	24.46	24.76	24.14	N/A
Total Real Estate	70.05	70.29	69.52	64.19	67.31
Consumer:
Auto	7.30	8.55	7.52	6.84	N/A
Non-Auto	2.16	2.30	2.30	1.75	N/A
Total Consumer	9.46	10.85	9.82	8.59	9.81
Total	100.00%	100.00%	100.00%	100.00%	100.00%

Interest-Bearing Demand Deposits in Banks. The Company had interest-bearing demand deposits in banks of $255.24 million at December 31, 2023 and $37.39 million at December 31, 2022, respectively. At December 31, 2023, our interest-bearing deposits in banks included $248.24 million maintained at the Federal Reserve Bank of Dallas and $7.00 million on deposit with the Federal Home Loan Bank of Dallas (FHLB). The average balance of interest-bearing deposits in banks was $115.79 million, $217.53 million and $590.84 million in 2023, 2022 and 2021, respectively. The average yield on interest-bearing deposits in banks was 5.09%, 1.67% and 0.12% in 2023, 2022 and 2021, respectively.

Available-for-Sale Securities. At December 31, 2023, securities with a fair value of $4.73 billion were classified as securities AFS. There were no securities classified as held-to-maturity at December 31, 2023 and 2022. As compared to December 31, 2022, the AFS portfolio at December 31, 2023, reflected (1) a decrease of $315 thousand in U.S. Treasury securities; (2) a decrease of $401.45 million in obligations of states and political subdivisions; (3) an increase of $3.19 million in corporate bonds and other securities; and (4) a decrease of $343.02 million in mortgage-backed securities. As compared to December 31, 2021, the AFS portfolio at December 31, 2022, reflected (1) an increase of $355.71 million in U.S. Treasury securities; (2) a decrease of $854.86 million in obligations of states and political subdivisions; (3) an increase of $33.47 million in corporate bonds and other securities; and (4) a decrease of $633.13 million in mortgage-backed securities. Securities-AFS included an unrealized loss fair value adjustment of $510.92 million and $677.99 million at December 31, 2023 and 2022, respectively, and an unrealized gain fair value adjustments of $125.67 million at December 31, 2021. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See the below table and Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2023 and 2022.

Maturities and Yields of Available-for-Sale Held at December 31, 2023 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$213,660	2.03%	$268,574	1.78%	$—	—%	$—	—%	$482,234	1.90%
Obligations of states and political subdivisions	51,697	3.46	204,966	3.06	1,181,109	2.46	59,385	3.20	1,497,157	2.60
Corporate bonds and other securities	4,483	3.89	77,448	2.75	23,024	1.76	—	—	104,955	2.58
Mortgage-backed securities	85,962	2.69	757,418	2.16	1,251,749	1.90	553,287	2.24	2,648,416	2.07
Total	$355,802	2.42%	$1,308,406	2.26%	$2,455,882	2.17%	$612,672	2.33%	$4,732,762	2.23%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 21%. Yields on AFS securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.

As of December 31, 2023, the investment portfolio had an overall tax equivalent yield of 2.23%, a weighted average life of 6.07 years and modified duration of 5.30 years. At December 31, 2022, the investment portfolio had an overall tax equivalent yield of 2.31%, a weighted average life of 7.76 years and modified duration of 6.33 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $11.14 billion as of December 31, 2023, as compared to $11.01 billion as of December 31, 2022 and $10.57 billion as of December 31, 2021. The table below provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $250,000 or more:

Composition of Average Deposits and Remaining Maturity of Time Deposits of $250,000 or More (in thousands, except percentages):

	2023		2022		2021
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,632,559	—%	$4,063,740	—%	$3,449,313	—%
Interest-bearing deposits
Interest-bearing checking	3,321,139	1.36	3,623,301	0.42	3,068,952	0.07
Savings and money market accounts	3,018,102	1.74	2,893,012	0.32	2,682,266	0.07
Time deposits under $250,000	312,046	5.26	303,531	0.34	318,886	0.28
Time deposits of $250,000 or more	536,884	2.00	135,939	0.47	154,517	0.47
Total interest-bearing deposits	7,188,171	1.74%	6,955,783	0.38%	6,224,621	0.09%
Total average deposits	$10,820,730		$11,019,523		$9,673,934
Total cost of deposits		1.15%		0.24%		0.06%

The table below outlines the maturity of time deposits of $250,000 or more (in thousands):

As of December 31, 2023
Three months or less	$164,746
Over three through six months	52,165
Over six through twelve months	127,718
Over twelve months	25,876
Total time deposits of $250,000 or more	$370,505

The estimated amount of uninsured and uncollateralized deposits including related interest accrued and unpaid is approximately $5.38 billion as of December 31, 2023.

Borrowings. Included in borrowings were federal funds purchased, securities sold under repurchase agreements, advances from the FHLB and other borrowings of $404.08 million, $642.51 million and $671.15 million at December 31, 2023, 2022 and 2021, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowing. The average balances of securities sold under repurchase agreements were $568.21 million, $674.23 million and $535.07 million in 2023, 2022 and 2021, respectively. The average rates paid on securities sold under repurchase agreements were 2.84%, 0.31% and 0.06% for the years ended December 31, 2023, 2022 and 2021, respectively. The average balances of federal funds purchased and advances from the FHLB were $81.26 million, $127.87 million, and $21.54 million in 2023, 2022 and 2021, respectively. The average rates paid on federal funds purchased and advances from the FHLB were 4.05%, 2.45% and 0.05% for the years ended December 31, 2023, 2022 and 2021, respectively. The weighted average interest rate on federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was 3.27%, 1.96% and 0.06% at December 31, 2023, 2022 and 2021, respectively. The highest amount of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB at any month-end during 2023, 2022 and 2021 was $822.98 million, $1.04 billion and $674.88 million, respectively.

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

	Percentage change in net interest income:
Change in interest rates:	December 31,
(in basis points)	2023	2022
+400	7.17%	5.13%
+300	5.36%	3.86%
+200	3.87%	3.13%
+100	2.11%	2.09%
-100	(2.72)%	(2.66)%
-200	(5.54)%	(5.47)%
-300	(8.70)%	(8.54)%
-400	(9.65)%	(10.31)%

The results for the net interest income simulations as of December 31, 2023 and December 31, 2022 resulted in an asset sensitive position. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

The fair value of our investment securities classified as available-for-sale totaled $4.73 billion at December 31, 2023. During the year ended December 31, 2023, the corresponding unrealized loss before taxes on the portfolio of $677.99 million at December 31, 2022, changed to an unrealized loss before taxes of $510.92 million at December 31, 2023, which is recorded net of taxes in accumulated other comprehensive earnings (loss) in shareholders' equity. The unrealized gains or losses, net of taxes, on the portfolio are excluded from the calculation of all regulatory capital ratios. The changes in the fair value were driven by sales of securities and changes in interest rates based on expected actions by the Federal Reserve Board and other market conditions. The overall valuation of the portfolio is most correlated to the 5-year U.S. Treasury rates based on the composition and duration of the portfolio. At December 31, 2023, the 5-year U.S. Treasury rate was 3.84% compared to 4.01% at December 31, 2022, representing a 17 basis point decrease during the year. As of December 31, 2023, an increase of 100 basis points in the 5-year U.S. Treasury rate would result in an increase to unrealized losses by approximately $225 million before taxes, while a 100 basis point decrease in the same rate would result in a decrease to unrealized losses by approximately $198 million before taxes. We believe that we have the ability to hold these securities based on our overall liquidity and intent to hold the portfolio.

Capital and Liquidity

Capital. We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $1.50 billion, or 11.44% of total assets at December 31, 2023, as compared to $1.27 billion, or 9.76% of total assets at December 31, 2022. Included in shareholders’ equity were $403.30 million and $535.23 million at December 31, 2023 and 2022, respectively, in unrealized losses on investment securities AFS, net of related income taxes. Unrealized gains and losses on investment securities AFS are excluded from and do not impact regulatory capital. During 2023, total shareholders’ equity averaged $1.33 billion, or 10.32% of average assets, as compared to $1.40 billion, or 10.55% of average assets during 2022.

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

As of December 31, 2023 and 2022, we had a total risk-based capital ratio of 19.62% and 19.29%, a Tier 1 capital to risk-weighted assets ratio of 18.50% and 18.22%, a common equity Tier 1 capital to risk-weighted ratio of 18.50% and 18.22% and a Tier 1 leverage ratio of 12.06% and 10.96%, respectively. The regulatory capital ratios as of December 31, 2023 and 2022 were calculated under Basel III Rules.

Our subsidiary bank made the election to continue to exclude accumulated other comprehensive income from capital in connection with its March 31, 2015 quarterly financial filing and, in effect, to retain the accumulated other comprehensive income treatment under the prior capital rules.

Liquidity. Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and other borrowings, which amounted to $404.08 million at December 31, 2023, and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2025 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At December 31, 2023, there were no amounts drawn on these lines of credit. Our subsidiary bank also has (i) an available line of credit with the FHLB totaling $1.86 billion at December 31, 2023, secured by portions of our loan portfolio and certain investment securities; and (ii) access to the Federal Reserve Bank of Dallas lending program, including the Bank Term Funding Program, secured by portions of certain investment securities. At December 31, 2023, there was $813 million used on the FHLB line advance for undisbursed commitments (letters of credit) used to secure public funds.

The Company renewed its loan agreement, effective June 30, 2023, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. See Note 8 - Line of Credit in the accompanying notes to consolidated financial statements regarding further information on this line of credit.

In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and cash equivalents at the Company, which totaled $143.32 million at December 31, 2023, investment securities which totaled $2.20 million at December 31, 2023 with maturities over 6 to 7 years, available dividends from our subsidiaries which totaled $387.33 million at December 31, 2023, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

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

In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements for the expected timing of such payments as of December 31, 2023. These payments related to time deposits with stated maturity dates (Note 7 - Deposits and Borrowings) and operating leases (Note 11 - Commitments and Contingencies). In addition, we have construction contracts with remaining future minimum contractual obligations of approximately $624 thousand in 2024.

Off-Balance Sheet/Reserve for Unfunded Commitments. We are a party to financial instruments with off-balance sheet (“OBS”) risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At December 31, 2023, the Company’s reserve for unfunded commitments totaled $7.90 million which is recorded in other liabilities.

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

See further disclosure of the unfunded lines of credit, unfunded commitments to extend credit and standby letters of credit (Note 12 - Financial Instruments with Off-Balance-Sheet Risk). Future notional amounts committed are $466.25 million in less than one year, $868.47 million in more than one year but less than three years and $588.37 million thereafter.

We believe we have no other OBS arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At December 31, 2023, $387.33 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends to us of $133.50 million in 2023 and $67.50 million in 2022.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 35% to 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 50.96%, 40.18% and 36.30% of net earnings, respectively, in 2023, 2022 and 2021. Given our current capital position, projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

Quarterly Results of Operations (in thousands, except per share and common stock data):

The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in the fiscal years of 2023 and 2022. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	2023
	4th	3rd	2nd	1st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	142,207	135,351	129,005	121,508
Interest expense	44,699	41,202	33,139	25,222
Net interest income	97,508	94,149	95,866	96,286
Provision for credit losses	-	2,276	5,573	2,781
Net interest income after provision for credit losses	97,508	91,873	90,293	93,505
Noninterest income	21,979	28,070	29,947	28,007
Noninterest expense	63,474	59,539	57,613	57,256
Earnings before income taxes	56,013	60,404	62,627	64,256
Income tax expense	10,031	10,848	11,754	11,688
Net earnings	45,982	49,556	50,873	52,568
Per Share Data:
Earnings per share, basic	$0.32	$0.35	$0.36	$0.37
Earnings per share, diluted	0.32	0.35	0.36	0.37
Cash dividends declared	0.18	0.18	0.18	0.17
Book value at period-end	10.50	8.69	9.58	9.62
Common stock sales price:
High	$31.58	$33.06	$32.26	$38.24
Low	22.84	23.86	25.01	27.55
Close	30.30	25.12	28.49	31.90

	2022
	4th	3rd	2nd	1st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	$121,137	$112,728	$101,981	$97,009
Interest expense	17,100	9,572	3,199	1,570
Net interest income	104,037	103,156	98,782	95,439
Provision for credit losses	4,075	3,221	5,350	4,782
Net interest income after provision for credit losses	99,962	99,935	93,432	90,657
Noninterest income	28,393	30,609	35,669	34,850
Net gain on securities transactions	131	334	1,648	31
Noninterest expense	57,778	59,442	58,333	59,225
Earnings before income taxes	70,708	71,436	72,416	66,313
Income tax expense	12,040	12,095	11,922	10,341
Net earnings	$58,668	$59,341	$60,494	$55,972
Per Share Data:
Earnings per share, basic	$0.41	$0.42	$0.42	$0.39
Earnings per share, diluted	0.41	0.41	0.42	0.39
Cash dividends declared	0.17	0.17	0.17	0.15
Book value at period-end	8.87	7.94	9.32	10.43
Common stock sales price:
High	$46.08	$47.26	$45.02	$53.62
Low	32.53	38.72	37.47	44.09
Close	34.40	41.83	39.27	44.12

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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

First Financial Bankshares, Inc. and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2023, the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, is effective based on those criteria.

Ernst & Young LLP, Fort Worth, Texas, (U.S. PCAOB Auditor Firm I.D.: 42), the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023. The report, which expresses an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023, is included below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Financial Bankshares, Inc.

Opinion on Internal Control over Financial Reporting

We have audited First Financial Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, First Financial Bankshares, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive earnings (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023 and the related notes and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

February 23, 2024

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2024 Annual Meeting of Shareholders which will be filed with the SEC not later than 120 days after December 31, 2023.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2024 Annual Meeting of Shareholders which will be filed with the SEC not later than 120 days after December 31, 2023.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 related to security ownership of certain beneficial owners and management is hereby incorporated by reference from our proxy statement for our 2024 Annual Meeting of Shareholders. The following chart gives aggregate information under our equity compensation plans as of December 31, 2023. Additional information regarding stock-based compensation plans is presented in Note 17 – Stock Based Compensation in the notes to consolidated financial statements.

	Number of Shares To be Issued Upon Exercise or Vesting of Outstanding Awards		Weighted Average Exercise Price of Outstanding Awards		Number of Shares Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Far Left Column)
Equity compensation plans approved by security holders	1,781,710	(1)	$30.45	(2)	1,580,195
Equity compensation plans not approved by security holders	—		—		—
Total	1,781,710		$30.45		1,580,195

(1)
Includes 1,552,249 shares related to stock options, 25,190 shares related to non-vested restricted stock, 53,817 shares related to restricted stock units and 150,454 shares related to performance stock units (assuming attainment of the maximum payout rate as set forth by the performance criteria).
(2)
Excludes outstanding restricted stock and stock units which are exercised for no consideration.

The remainder of the information required by Item 12 is incorporated by reference from our proxy statement for our 2024 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2024 Annual Meeting of Shareholders which will be filed with the SEC not later than 120 days after December 31, 2023.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2024 Annual Meeting of Shareholders which will be filed with the SEC not later than 120 days after December 31, 2023.

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

10.5	—	2015 Restricted Stock Plan as Amended and Restated April 28, 2020 (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed May 1, 2020).++
5

10.6	—	Form of Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed August 10, 2022).++

10.7	—	Supplemental Executive Retirement Plan, as amended and restated, effective July 26, 2022 (incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K filed July 29, 2022).++
10.8	—

Confidential Separation and Release Agreement , dated January 9, 2023, by and between the Company and James R. Gordon (incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K filed January 11, 2023).++

21.1	—	Subsidiaries of Registrant.*

23.1	—	Consent of Ernst & Young LLP.*

24.1	—	Power of Attorney (included on signature page of this Form 10-K).*

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.+

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.+

101.INS	—	Inline XBRL Instance Document. – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.*

101.SCH	—	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.*

104	—	The cover page for the Company's Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL and contained in Exhibit 101

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

FIRST FINANCIAL BANKSHARES, INC.

Date: February 23, 2024	By:	/s/ F. Scott Dueser
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

Name	Title	Date
/s/ F. Scott Dueser	Chairman of the Board, Director,	February 23, 2024
F. Scott Dueser	President, and Chief Executive Officer (Principal Executive Officer)

/s/ Michelle S. Hickox	Executive Vice President and Chief	February 23, 2024
Michelle S. Hickox	Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ April K. Anthony	Director	February 23, 2024
April K. Anthony

/s/ Vianei Lopez Braun	Director	February 23, 2024
Vianei Lopez Braun

/s/ David L. Copeland	Director	February 23, 2024
David L. Copeland

/s/ Michael B. Denny	Director	February 23, 2024
Michael B. Denny

/s/ Murray H. Edwards	Director	February 23, 2024
Murray H. Edwards

/s/ Eli Jones, Ph.D.	Director	February 23, 2024
Eli Jones, Ph.D.

/s/ I. Tim Lancaster	Director	February 23, 2024
I. Tim Lancaster

/s/ Kade L. Matthews	Director	February 23, 2024
Kade L. Matthews

/s/ Robert C. Nickles	Director	February 23, 2024
Robert C. Nickles

/s/ Johnny E. Trotter	Director	February 23, 2024
Johnny E. Trotter

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Financial Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive earnings (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

Allowance for Loan Losses

Description of the Matter

As of December 31, 2023, the Company’s loan portfolio totaled $7.1 billion and the related allowance for credit losses (ACL) was $88.7 million. The Company calculates their allowance for credit losses in accordance with ASU 2016-13, Financial Instruments – Credit Losses, utilizing a forward-looking expected loss model (the “Current Expected Credit Losses (CECL)” model) to estimate credit losses over the remaining expected life of the Company’s loan portfolio. As discussed in Notes 1 and 3 of the consolidated financial statements, the ACL is an amount which represents management’s best estimate of expected credit losses over the contractual life of the Company’s loan portfolio as of the balance sheet date. The ACL includes credit loss estimates for loans evaluated using common risk characteristics such as financial asset type, collateral type, and industry of the borrower. Historical losses are correlated to economic variables that are determined to be the most relevant indicators of expected losses. Those economic variables are forecasted over the reasonable and supportable forecast period to determine the current expected credit losses. Qualitative adjustments are then made to account for factors that management does not believe are captured within the CECL quantitative models. Management applies judgment in estimating the ACL and, in particular, identifying and quantifying qualitative adjustments included within the ACL.

Auditing management’s estimate of the allowance for credit losses involved a high degree of subjectivity due to the complexity of the models and the qualitative adjustments included in the estimate. Management’s identification and measurement of the qualitative adjustments is highly judgmental and could have a significant impact on the allowance for credit losses.

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company’s process for estimating the allowance for credit losses, including the models used and the qualitative adjustments made to establish the ACL. We evaluated the design and tested the operating effectiveness of the controls over the model methodology, including the qualitative adjustment methodology, the validation and monitoring procedures performed over the models, the identification and the measurement of the qualitative adjustments, the reliability and accuracy of data used to estimate the qualitative adjustments, and management’s review and approval of the qualitative adjustments.

To test the models, with the support of specialists, we evaluated the model methodology and design, as well as performed procedures over the Company’s correlation of the relevant economic variables to historical losses. On a sample basis, we independently tested the key inputs used in the models by agreeing to internal and external sources. Additionally, on a sample basis, we performed an independent recalculation of the models’ output. To test the qualitative adjustments, we evaluated the identification and measurement of the adjustments, including the basis for concluding the adjustments were reasonable. On a sample basis, we independently tested the completeness and accuracy of data used by the Company to estimate the qualitative adjustments by agreeing underlying data to relevant sources and with the support of specialists, recalculated the qualitative adjustments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Fort Worth, Texas

February 23, 2024

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2023 and 2022

(Dollars in thousands, except share and per share amounts)

	2023	2022
ASSETS
CASH AND DUE FROM BANKS	$281,354	$293,286
INTEREST-BEARING DEMAND DEPOSITS IN BANKS	255,237	37,392
Total cash and cash equivalents	536,591	330,678
SECURITIES AVAILABLE-FOR-SALE, at fair value (amortized cost of these securities was $5,243,681 and $6,152,348 as of December 31, 2023 and 2022, respectively)	4,732,762	5,474,359
LOANS:
Held-for-investment, excluding PPP Loans	7,148,682	6,441,699
PPP Loans	109	169
Total loans held-for-investment	7,148,791	6,441,868
Less – allowance for credit losses	(88,734)	(75,834)
Net loans held-for-investment	7,060,057	6,366,034
Held-for-sale ($11,077 and $10,497 at fair value as of December 31, 2023 and 2022, respectively)	14,253	11,965
BANK PREMISES AND EQUIPMENT, net	151,788	152,973
INTANGIBLE ASSETS, net	314,622	315,534
OTHER ASSETS	295,521	322,523
Total assets	$13,105,594	$12,974,066
LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$3,435,586	$4,061,788
INTEREST-BEARING DEPOSITS	7,702,714	6,943,719
Total deposits	11,138,300	11,005,507
DIVIDENDS PAYABLE	25,712	24,278
REPURCHASE AGREEMENTS	381,928	618,829
BORROWINGS	22,153	23,678
OTHER LIABILITIES	38,601	36,037
Total liabilities	11,606,694	11,708,329
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
COMMON STOCK—$0.01 par value; authorized 200,000,000 shares; 142,716,939 and 142,657,871 shares issued at December 31, 2023 and 2022, respectively	1,427	1,427
CAPITAL SURPLUS	681,246	677,593
RETAINED EARNINGS	1,219,525	1,121,945
TREASURY STOCK (shares at cost: 930,152 and 929,210 at December 31, 2023 and 2022, respectively)	(11,855)	(11,035)
DEFERRED COMPENSATION	11,855	11,035
ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS), net	(403,298)	(535,228)
Total shareholders’ equity	1,498,900	1,265,737
Total liabilities and shareholders’ equity	$13,105,594	$12,974,066

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Earnings

December 31, 2023, 2022 and 2021

(Dollars in thousands, except share and per share amounts)

	2023	2022	2021
INTEREST INCOME:
Interest and fees on loans	$405,939	$296,114	$271,638
Interest on investment securities:
Taxable	79,925	78,924	47,390
Exempt from federal income tax	36,194	54,121	56,638
Interest on federal funds sold and interest-bearing deposits in banks	6,012	3,695	739
Total interest income	528,070	432,854	376,405
INTEREST EXPENSE:
Interest on deposits	124,830	26,246	5,705
Interest on borrowings	19,431	5,194	337
Total interest expense	144,261	31,440	6,042
Net interest income	383,809	401,414	370,363
PROVISION FOR CREDIT LOSSES	10,631	17,427	(1,139)
Net interest income after provisions for credit losses	373,178	383,987	371,502
NONINTEREST INCOME:
Trust fees	40,456	39,995	36,145
Service charges on deposit accounts	25,378	24,540	21,156
Debit card fees	21,721	30,280	35,905
Credit card fees	2,645	2,585	2,373
Gain on sale and fees on mortgage loans	11,890	19,035	33,245
Net gain (loss) on sale of available-for-sale securities	(7,119)	2,144	815
Net gain on sale of foreclosed assets	46	1,451	190
Net gain on sale of assets	1,525	520	210
Interest on loan recoveries	2,055	2,840	4,039
Other	9,406	8,275	8,098
Total noninterest income	108,003	131,665	142,176
NONINTEREST EXPENSE:
Salaries, commissions and employee benefits	131,915	134,133	142,042
Net occupancy expense	13,766	13,307	13,009
Equipment expense	8,545	9,052	9,173
FDIC insurance premiums	7,749	3,711	3,130
Debit card expense	12,933	12,231	11,957
Professional and service fees	9,810	8,770	9,334
Printing, stationery and supplies	2,454	2,114	1,910
Operational and other losses	3,842	3,229	3,293
Software amortization and expense	10,288	9,963	11,120
Amortization of intangible assets	912	1,245	1,613
Other	35,668	37,023	35,127
Total noninterest expense	237,882	234,778	241,708
EARNINGS BEFORE INCOME TAXES	243,299	280,874	271,970
INCOME TAX EXPENSE	44,322	46,399	44,408
NET EARNINGS	$198,977	$234,475	$227,562
NET EARNINGS PER SHARE, BASIC	$1.39	$1.64	$1.60
NET EARNINGS PER SHARE, DILUTED	$1.39	$1.64	$1.59
DIVIDENDS PER SHARE	$0.71	$0.66	$0.58

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings (Loss)

Years Ended December 31, 2023, 2022 and 2021

(Dollars in thousands)

	2023	2022	2021
NET EARNINGS	$198,977	$234,475	$227,562
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for- sale, before income taxes	159,881	(800,997)	(89,238)
Reclassification adjustment for realized gains (loss) on investment securities included in net earnings, before income taxes	7,119	(2,144)	(815)
Total other items of comprehensive earnings (losses)	167,000	(803,141)	(90,053)
Income tax benefit (expense) related to:
Change in unrealized gain (loss) on investment securities available-for- sale	(33,575)	168,210	18,740
Reclassification adjustment for realized gains (loss) on investment securities included in net earnings	(1,495)	450	171
Total income tax benefit (expense)	(35,070)	168,660	18,911
COMPREHENSIVE EARNINGS (LOSS)	$330,907	$(400,006)	$118,598

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2023, 2022 and 2021

(Dollars in thousands)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Total Comprehensive Earnings	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Loss), net	Equity
BALANCE, December 31, 2020	142,161,834	$1,422	$669,644	$836,729	(938,591)	$(9,126)	$9,126	$170,395	$1,678,190
Net earnings	—	—	—	227,562	—	—	—	—	227,562
Stock option exercises/stock unit conversions/restricted stock activity	370,282	3	3,982	—	—	—	—	—	3,985
Cash dividends declared, $0.58 per share	—	—	—	(82,616)	—	—	—	—	(82,616)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	(71,142)	(71,142)
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	1,694	(964)	964	—	—
Stock-based compensation expense	—	—	3,245	—	—	—	—	—	3,245
BALANCE, December 31, 2021	142,532,116	$1,425	$676,871	$981,675	(936,897)	$(10,090)	$10,090	$99,253	$1,759,224
Net earnings	—	—	—	234,475	—	—	—	—	234,475
Stock option exercises/stock unit conversions/restricted stock activity	370,314	4	6,211	—	—	—	—	—	6,215
Cash dividends declared, $0.66 per share	—	—	—	(94,205)	—	—	—	—	(94,205)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	(634,481)	(634,481)
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	7,687	(945)	945	—	—
Stock-based compensation expense	—	—	3,958	—	—	—	—	—	3,958
Shares repurchased and retired under stock repurchase authorization	(244,559)	(2)	(9,447)	—	—	—	—	—	(9,449)
BALANCE, December 31, 2022	142,657,871	1,427	677,593	1,121,945	(929,210)	(11,035)	11,035	(535,228)	$1,265,737
Net earnings	—	—	—	198,977	—	—	—	—	198,977
Stock option exercises/stock unit conversions/restricted stock activity	160,405	1	2,131	—	—	—	—	—	2,132
Cash dividends declared, $0.71 per share	—	—	—	(101,397)	—	—	—	—	(101,397)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	131,930	131,930
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(942)	(820)	820	—	—
Stock-based compensation expense	—	—	4,256	—	—	—	—	—	4,256
Shares repurchased and retired under stock repurchase authorization	(101,337)	(1)	(2,734)	—	—	—	—	—	(2,735)
BALANCE, December 31, 2023	142,716,939	$1,427	$681,246	$1,219,525	(930,152)	$(11,855)	$11,855	$(403,298)	$1,498,900

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2023, 2022 and 2021

(Dollars in thousands)

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$198,977	$234,475	$227,562
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,578	12,762	13,061
Provision for credit losses	10,631	17,427	(1,139)
Securities premium amortization, net	52,343	70,788	68,308
Discount accretion on purchased loans	—	(1,492)	(2,362)
Gain (loss) on sale of securities and other assets, net	5,548	(4,115)	(1,217)
Stock-based compensation	4,256	3,958	3,245
Net tax benefit from stock-based compensation	319	336	428
Deferred federal income tax (expense) benefit	(359)	(4,205)	3,531
Change in loans held-for-sale	(2,239)	25,194	44,098
Change in other assets	(3,895)	(1,281)	(11,317)
Change in other liabilities	6,663	(29,577)	10,953
Total adjustments	85,845	89,795	127,589
Net cash provided by operating activities	284,822	324,270	355,151
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities and other investments:
Sales	411,134	479,273	10,631
Maturities	4,443,813	4,132,928	8,495,614
Purchases	(4,005,743)	(4,385,683)	(10,887,727)
Net increase in loans held-for-investment	(708,432)	(1,049,925)	(211,786)
Purchases of bank premises and equipment	(17,251)	(15,784)	(19,205)
Proceeds from sale of bank premises and equipment and other assets	3,771	1,186	823
Net cash provided by (used in) investing activities	127,292	(838,005)	(2,611,650)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	(626,202)	281,558	797,533
Net increase in interest-bearing deposits	758,995	157,461	1,093,138
Net increase (decrease) in repurchase agreements and borrowings	(238,426)	(28,645)	241,059
Common stock transactions:
Proceeds from stock option exercises/stock unit conversions/restricted stock activity	2,133	6,215	3,985
Dividends paid	(99,965)	(91,315)	(79,712)
Repurchases of stock	(2,736)	(9,449)	—
Net cash provided by (used in) financing activities	(206,201)	315,825	2,056,003
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	205,913	(197,910)	(200,496)
CASH AND CASH EQUIVALENTS, beginning of year	330,678	528,588	729,084
CASH AND CASH EQUIVALENTS, end of year	$536,591	$330,678	$528,588
SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	135,167	30,540	6,198
Federal income taxes paid	46,677	45,430	39,528
Schedule of noncash investing and financing activities:
Assets acquired through foreclosure	499	—	2,711

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company”, “we” or “us”) is a financial holding company which owns all of the capital stock of one bank with 79 locations located in Texas as of December 31, 2023. The Company’s subsidiary bank is First Financial Bank, N.A. The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which First Financial Bank, N.A. is located. In addition, the Company also owns First Financial Trust & Asset Management Company, N.A., First Financial Insurance Agency, Inc., First Technology Services, Inc., FFB Investment Paris Fund, LLC and FFB Portfolio Management, Inc.

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

Years Ended December 31, 2023, 2022 and 2021

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of securities and report accrued interest separately in other assets on the consolidated balance sheets. A security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to securities reversed against interest income for the years ended December 31, 2023 or 2022.

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

At December 31, 2023 and 2022, no allowance for credit losses on available-for-sale securities was recorded.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

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

At December 31, 2023 and 2022, the Company held no securities that were classified as held-to-maturity.

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

Years Ended December 31, 2023, 2022 and 2021

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

The Company’s methodology for estimating the allowance includes: (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions throughout a reasonable and supportable period and the Company’s prepayment and curtailment rates; (2) collective qualitative factors based on the risk perceived in concentrations of the loan portfolio, changes in economic conditions, early delinquencies, and factors related to credit administrations, including, among others, underwriting standards, loan-to-value ratios, and borrowers’ risk rating; and (3) individual allowances on loans where borrowers are experiencing financial difficulty or when the Company determines that the foreclosure is probable.

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

Years Ended December 31, 2023, 2022 and 2021

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

Management qualitatively adjusts model results for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor (“Q-Factor”) adjustments may increase management’s estimate of expected credit losses based upon the estimated level of risk within the risk factor. The various risk factors that may be considered in making Q-Factor adjustments include, among other things, the impact of (i) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (ii) actual and expected changes in national, regional, and local economic and business conditions and developments that affect the collectability of the loan pools, (iii) changes in the nature, volume and size of a loan or the loan pools and in the terms of the underlying loans, (iv) changes in the experience, ability, and depth of our lending management and staff, (v) changes in volume and severity of past due financial assets, the volume of nonaccrual assets, and the volume and severity of adversely classified or graded assets, (vi) changes in the quality of our credit review function, (vii) changes in the value of the underlying collateral for loans that are non-collateral dependent, (viii) the existence, growth, and effect of any concentrations of credit, and (ix) other factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters or health pandemics.

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

Years Ended December 31, 2023, 2022 and 2021

Allowance for Credit Losses—Off-Balance-Sheet/Reserve for Unfunded Commitments

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. These obligations include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. At December 31, 2023 and 2022, the Company’s reserve for unfunded commitments totaled $7,903,000 and $12,323,000, respectively, which is included in other liabilities in the consolidated balance sheet.

Other Real Estate

Other real estate owned is foreclosed property held pending disposition and is initially recorded at fair value, less estimated costs to sell. At foreclosure, if the fair value of the real estate, less estimated costs to sell, is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the ACL. Any subsequent reduction in value is recognized by a charge to income. Operating and holding expenses of such properties, net of related income, and gains and losses on their disposition are included in net gain (loss) on sale of foreclosed assets as incurred.

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

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year and totaled $313,481,000 at both December 31, 2023 and 2022, respectively. There was no impairment recorded for the years ended December 31, 2023, 2022 and 2021.

The carrying amount of goodwill arising from acquisitions that qualify as an asset purchase for federal income tax purposes was $8,826,000 and $11,233,000 at December 31, 2023 and 2022, respectively, and is deductible for federal income tax purposes.

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

Years Ended December 31, 2023, 2022 and 2021

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

Accumulated Other Comprehensive Income (Loss)

Unrealized net losses on the Company’s available-for-sale securities, net of applicable income taxes, totaled $403,298,000 and $535,228,000 at December 31, 2023 and December 31, 2022, respectively, are included in accumulated other comprehensive earnings (loss) as a separate component of shareholders' equity.

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

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value using the Black-Scholes model of the shares at the grant date. The grant date fair value is amortized over the vesting period which generally is three, five or six years. The Company also grants restricted stock and/or units for a fixed number of shares which generally vests over periods of one to three years and performance stock units which vest over a three-year period based on Company performance metrics relative to a defined peer group. For stock option grants, the exercise price is established based on the closing trading price of the Company's common stock and for restricted grants, the fair value of the grant is also measured based on the closing trading price. No adjustments have been necessary to properly value the grant based on the terms or other conditions of the grants. Expense is recognized based on the fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for forfeitures based on grant-date fair value. See Note 17 for further information.

Advertising Costs

Advertising costs are expensed as incurred.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

Per Share Data

Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common stock shares outstanding during the period. The Company calculates diluted EPS assuming all outstanding stock options to purchase common shares and unvested restricted stock shares have been exercised and/or vested at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is determined by application of the treasury stock method, whereby the proceeds from the exercised options and unearned compensation for restricted stock are assumed to be used to purchase common shares at the average market price during the respective year. Anti-dilutive shares for the years ended December 31, 2023 and 2022 were 473,000 and 1,261,000, respectively, and were excluded from the computation of EPS. There were no such anti-dilutive stock options for the year ended December 31, 2021. The following table reconciles the computation of basic EPS to diluted EPS:

For the Year Ended December 31, 2023:	Net Earnings (in thousands)	Weighted Average Shares	Per Share Amount
Net earnings per share, basic	$198,977	142,688,585	$1.39
Effect of stock options and stock grants	—	250,392	—
Net earnings per share, diluted	$198,977	142,938,977	$1.39
For the Year Ended December 31, 2022:
Net earnings per share, basic	$234,475	142,596,252	$1.64
Effect of stock options and stock grants	—	611,647	—
Net earnings per share, diluted	$234,475	143,207,899	$1.64
For the Year Ended December 31, 2021:
Net earnings per share, basic	$227,562	142,291,939	$1.60
Effect of stock options and stock grants	—	842,281	(0.01)
Net earnings per share, diluted	$227,562	143,134,220	$1.59

Other Recently Issued and Effective Authoritative Accounting Guidance

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

Years Ended December 31, 2023, 2022 and 2021

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

ASU 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." ASU 2023-02 is intended to improve the accounting and disclosures for investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. ASU 2023-02 has been early adopted by the Company as it relates to the qualifying investments that are generating New Market Tax Credits. The adoption of ASU 2023-02 did not have a significant impact on our financial statements.

ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires entities to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. Public business entities (PBEs) are required to provide this incremental detail in a numerical, tabular format. The ASU also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction; pretax income (or loss) from continuing operations; and income tax expense (or benefit). PBEs will be required to adopt the new requirements in annual reporting periods beginning after December 15, 2024, and interim periods beginning after December 15, 2025.The adoption of ASU 2023-09 is not expected to have a significant impact on our financial statements.

2. SECURITIES:

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, allowance for credit losses and the fair value of available-for-sale securities are as follows (dollars in thousands):

	December 31, 2023
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasury securities	$496,975	$4	$(14,745)	$482,234
Obligations of state and political subdivisions	1,621,405	934	(125,182)	1,497,157
Residential mortgage-backed securities	2,716,968	7	(352,883)	2,364,092
Commercial mortgage-backed securities	295,663	—	(11,339)	284,324
Corporate bonds and other	112,670	—	(7,715)	104,955
Total securities available-for-sale	$5,243,681	$945	$(511,864)	$4,732,762

	December 31, 2022
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasury securities	$508,275	$11	$(25,737)	$482,549
Obligations of state and political subdivisions	2,104,193	1,217	(206,799)	1,898,611
Residential mortgage-backed securities	3,034,120	8	(417,562)	2,616,566
Commercial mortgage-backed securities	392,914	1	(18,046)	374,869
Corporate bonds and other	112,846	—	(11,082)	101,764
Total securities available-for-sale	$6,152,348	$1,237	$(679,226)	$5,474,359

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

The Company did not hold any securities classified as held-to-maturity for the years ended December 31, 2023 and 2022.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at December 31, 2023, were computed by using scheduled amortization of balances and historical prepayment rates.

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2023, by contractual maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value
Due within one year	$360,853	$355,802
Due after one year through five years	1,399,375	1,308,406
Due after five years through ten years	2,751,006	2,455,882
Due after ten years	732,447	612,672
Total	$5,243,681	$4,732,762

The following tables disclose, as of December 31, 2023 and 2022, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
December 31, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury Securities	$3,477	$7	$477,306	$14,738	$480,783	$14,745
Obligations of state and political subdivisions	11,855	34	1,427,975	125,148	1,439,830	125,182
Residential mortgage-backed securities	1,631	1	2,361,089	352,882	2,362,720	352,883
Commercial mortgage-backed securities	—	—	284,324	11,339	284,324	11,339
Corporate bonds and other	—	—	104,955	7,715	104,955	7,715
Total	$16,963	$42	$4,655,649	$511,822	$4,672,612	$511,864

	Less than 12 Months		12 Months or Longer		Total
December 31, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury Securities	$307,012	$11,650	$173,105	$14,087	$480,117	$25,737
Obligations of state and political subdivisions	770,469	55,943	946,571	150,856	1,717,040	206,799
Residential mortgage-backed securities	470,970	37,065	2,143,869	380,497	2,614,839	417,562
Commercial mortgage-backed securities	319,303	11,677	54,862	6,369	374,165	18,046
Corporate bonds and other	$41,920	$1,698	$59,844	$9,384	101,764	11,082
Total	$1,909,674	$118,033	$3,378,251	$561,193	$5,287,925	$679,226

The number of investments in an unrealized loss position totaled 780 at December 31, 2023. Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed investment securities at December 31, 2023 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at December 31, 2023. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity. Based on evaluations of impaired securities as of December 31, 2023, the Company does not intend to sell any impaired available for sale securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At December 31, 2023 and 2022, 66.15% and 71.86%, respectively, of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 56.16% and 54.77%, respectively, were guaranteed by the Texas Permanent School Fund.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

Securities, carried at approximately $2,964,467,000 and $4,070,454,000 on December 31, 2023 and 2022, respectively, were pledged as collateral for public or trust fund deposits, repurchase agreements, borrowings and for other purposes required or permitted by law.

During 2023, 2022 and 2021, sales of investment securities that were classified as available-for-sale totaled $411,134,000, $479,273,000 and $10,631,000. Gross realized gains from 2023, 2022 and 2021 securities sales and calls were $1,699,000, $6,618,000 and $815,000, respectively. Gross realized losses from 2023 and 2022 securities sales and calls were $8,818,000 and $4,474,000, respectively. There were no gross realized losses from security sales and calls during 2021.

The specific identification method was used to determine cost in order to compute the realized gains and losses.
3. LOANS AND ALLOWANCE FOR CREDIT LOSSES:

For the year ended December 31, 2023, the tables to follow outline the Company’s loan portfolio by the ten portfolio segments where applicable.

Loans held-for-investment by portfolio segment are as follows (dollars in thousands):

	December 31,
	2023	2022
Commercial:
C&I *	$1,164,811	$917,317
Municipal	214,850	221,090
Total Commercial	1,379,661	1,138,407
Agricultural	84,890	76,947
Real Estate:
Construction & Development	963,158	959,426
Farm	344,954	306,322
Non-Owner Occupied CRE	827,969	732,089
Owner Occupied CRE	1,037,281	954,400
Residential	1,834,593	1,575,758
Total Real Estate	5,007,955	4,527,995
Consumer:
Auto	521,859	550,635
Non-Auto	154,426	147,884
Total Consumer	676,285	698,519
Total Loans	7,148,791	6,441,868
Less: Allowance for credit losses	(88,734)	(75,834)
Loans, net	$7,060,057	$6,366,034

* All disclosures for the C&I loan segment include PPP loan balances, net of deferred fees, as disclosed on the face of the consolidated balance sheet.

Outstanding loan balances at December 31, 2023 and 2022, are net of unearned income, including net deferred loan fees.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (“FHLB”) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At December 31, 2023, this available line of credit was $1,858,173,000. At December 31, 2023, there was $813,000,000 used on the line advance for undisbursed commitments (letters of credit) used to secure public funds. At December 31, 2023, $4,980,020,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

The Company’s nonaccrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (dollars in thousands):

	December 31,
	2023	2022
Nonaccrual loans	$33,609	$24,325
Loans still accruing and past due 90 days or more	1,004	—
Total nonperforming loans (1)	$34,613	$24,325

(1) With the adoption of ASU 2022-02, effective January 1, 2023, troubled debt restructuring ("TDR") accounting has been eliminated.

The Company had $35,096,000 and $24,325,000 in nonaccrual, past due 90 days or more and still accruing, and foreclosed assets at December 31, 2023 and 2022, respectively. Nonaccrual loans totaled $33,609,000 and $24,325,000 at December 31, 2023 and 2022, respectively, and consisted of the following (in thousands):

	December 31,
	2023	2022
Commercial:
C&I	$4,132	$5,057
Municipal	—	—
Total Commercial	4,132	5,057
Agricultural	155	324
Real Estate:
Construction & Development	1,444	1,567
Farm	4,804	85
Non-Owner Occupied CRE	8,022	2,321
Owner Occupied CRE	6,822	7,092
Residential	7,649	7,419
Total Real Estate	28,741	18,484
Consumer:
Auto	464	429
Non-Auto	117	31
Total Consumer	581	460
Total	$33,609	$24,325

The Company recognized interest income on nonaccrual loans prior to being recognized as nonaccrual of approximately $1,714,000, $1,607,000 and $2,122,000 during the years ended December 31, 2023, 2022 and 2021, respectively.

No significant additional funds are committed to be advanced in connection with nonaccrual loans as of December 31, 2023.

Summary information on the allowance for credit losses for the year ended December 31, 2023 and 2022, are outlined by portfolio segment in the following tables (in thousands):

Year-ended December 31, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$16,129	$1,026	$1,041	$26,443	$1,957
Provision for loan losses	1,118	(831)	(37)	2,004	957
Recoveries	267	—	286	106	—
Charge-offs	(1,816)	—	(9)	—	—
Ending balance	$15,698	$195	$1,281	$28,553	$2,914

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

Year-ended December 31, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$9,075	$9,928	$9,075	$845	$315	$75,834
Provision for loan losses	4,279	3,668	2,813	573	506	15,050
Recoveries	71	227	24	398	170	1,549
Charge-offs	—	(10)	(258)	(1,006)	(600)	(3,699)
Ending balance	$13,425	$13,813	$11,654	$810	$391	$88,734

Year-ended December 31, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$12,280	$348	$1,597	$17,627	$663
Provision for loan losses	3,485	678	(702)	8,916	1,294
Recoveries	953	—	155	—	—
Charge-offs	(589)	—	(9)	(100)	—
Ending balance	$16,129	$1,026	$1,041	$26,443	$1,957

Year-ended December 31, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$10,722	$10,828	$8,133	$896	$371	$63,465
Provision for loan losses	(2,499)	(1,062)	1,014	252	164	11,540
Recoveries	852	699	114	293	215	3,281
Charge-offs	—	(537)	(186)	(596)	(435)	(2,452)
Ending balance	$9,075	$9,928	$9,075	$845	$315	$75,834

Additionally, the Company records a reserve for unfunded commitments in other liabilities which totaled $7,903,000 and $12,323,000 at December 31, 2023 and 2022, respectively. The $15,050,000 provision for loan losses in 2023 above is combined with the reversal of provision for unfunded commitments of $4,419,000 and reported in the aggregate under the provision for credit losses in the statement of earnings for the year ended December 31, 2023. The provision for loan losses above of $11,540,000 in 2022 is combined with the provision for unfunded commitments of $5,887,000 and reported in the aggregate under the provision for credit losses in the statement of earnings for the year ended December 31, 2022.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

The Company’s loans that are individually evaluated for credit losses (both collateral and non-collateral dependent) and their related allowances as of December 31, 2023 and December 31, 2022, are summarized in the following table by loan segment (in thousands):

December 31, 2023	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non- Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$1,322	$2,810	$18,633	$22,765	$1,363	$4,495	$5,858
Municipal	—	—	733	733	—	—	—
Total Commercial	1,322	2,810	19,366	23,498	1,363	4,495	5,858
Agricultural	57	98	1,304	1,459	50	700	750
Real Estate:
Construction & Development	758	686	22,545	23,989	148	2,253	2,401
Farm	—	4,804	1,362	6,166	937	57	994
Non-Owner Occupied CRE	1,919	6,103	29,117	37,139	700	2,984	3,684
Owner Occupied CRE	4,661	2,161	35,746	42,568	232	1,431	1,663
Residential	3,909	3,740	30,257	37,906	360	1,799	2,159
Total Real Estate	11,247	17,494	119,027	147,768	2,377	8,524	10,901
Consumer:
Auto	—	464	2,125	2,589	1	3	4
Non-Auto	—	117	782	899	—	60	60
Total Consumer	—	581	2,907	3,488	1	63	64
Total	$12,626	$20,983	$142,604	$176,213	$3,791	$13,782	$17,573

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

December 31, 2022	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non- Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$—	$5,057	$24,325	$29,382	$3,513	$4,885	$8,398
Municipal	—	—	58	58	—	—	—
Total Commercial	—	5,057	24,383	29,440	3,513	4,885	8,398
Agricultural	116	209	354	679	122	276	398
Real Estate:
Construction & Development	577	990	4,873	6,440	193	112	305
Farm	—	85	1,578	1,663	2	34	36
Non-Owner Occupied CRE	2,062	259	36,037	38,358	16	2,341	2,357
Owner Occupied CRE	4,363	2,728	29,115	36,206	91	1,509	1,600
Residential	5,132	2,268	28,583	35,983	229	1,215	1,444
Total Real Estate	12,134	6,330	100,186	118,650	531	5,211	5,742
Consumer:
Auto	—	429	931	1,360	1	1	2
Non-Auto	—	31	538	569	—	1	1
Total Consumer	—	460	1,469	1,929	1	2	3
Total	$12,250	$12,056	$126,392	$150,698	$4,167	$10,374	$14,541

The Company’s allowance for loans that are individually evaluated for credit losses and collectively evaluated for credit losses as of December 31, 2023 and December 31, 2022, are summarized in the following table by loan segment (in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$5,858	$—	$750	$2,401	$994
Loans collectively evaluated for credit losses	9,840	195	531	26,152	1,920
Total	$15,698	$195	$1,281	$28,553	$2,914

December 31, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$3,684	$1,663	$2,159	$4	$60	$17,573
Loans collectively evaluated for credit losses	9,741	12,150	9,495	806	331	71,161
Total	$13,425	$13,813	$11,654	$810	$391	$88,734

December 31, 2022	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$8,398	$—	$398	$305	$36
Loans collectively evaluated for credit losses	7,731	1,026	643	26,138	1,921
Total	$16,129	$1,026	$1,041	$26,443	$1,957

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

December 31, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$2,357	$1,600	$1,444	$2	$1	$14,541
Loans collectively evaluated for credit losses	6,718	8,328	7,631	843	314	61,293
Total	$9,075	$9,928	$9,075	$845	$315	$75,834

The Company’s recorded investment in loans as of December 31, 2023 and December 31, 2022, related to the balance in the allowance for credit losses follows below (in thousands).

December 31, 2023	C&I	Municipal	Agriculture	Construction & Development	Farm
Loans individually evaluated for credit losses	$22,765	$733	$1,459	$23,989	$6,166
Loans collectively evaluated for credit losses	1,142,046	214,117	83,431	939,169	338,788
Total	$1,164,811	$214,850	$84,890	$963,158	$344,954

December 31, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$37,139	$42,568	$37,906	$2,589	$899	$176,213
Loans collectively evaluated for credit losses	790,830	994,713	1,796,687	519,270	153,527	6,972,578
Total	$827,969	$1,037,281	$1,834,593	$521,859	$154,426	$7,148,791

December 31, 2022	C&I	Municipal	Agriculture	Construction & Development	Farm
Loans individually evaluated for credit losses	$29,382	$58	$679	$6,440	$1,663
Loans collectively evaluated for credit losses	887,935	221,032	76,268	952,986	304,659
Total	$917,317	$221,090	$76,947	$959,426	$306,322

December 31, 2022 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$38,358	$36,206	$35,983	$1,360	$569	$150,698
Loans collectively evaluated for credit losses	693,731	918,194	1,539,775	549,275	147,315	6,291,170
Total	$732,089	$954,400	$1,575,758	$550,635	$147,884	$6,441,868

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

Years Ended December 31, 2023, 2022 and 2021

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
The following tables summarize the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at December 31, 2023 (in millions):

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amort Cost Basis	Total
C&I
Risk rating:
Pass	$720	$276	$73	$36	$14	$23	$—	$1,142
Special mention	1	1	—	—	1	—	—	3
Substandard	12	2	2	1	1	2	—	20
Doubtful	—	—	—	—	—	—	—	—
Total	$733	$279	$75	$37	$16	$25	$—	$1,165
Year-to-Date Gross Charge-Offs	$—	$—	$1	$—	$—	$—	$—	$1

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amort Cost Basis	Total
Municipal
Risk rating:
Pass	$25	$83	$15	$10	$1	$80	$—	$214
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$25	$83	$16	$10	$1	$80	$—	$215
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amort Cost Basis	Total
Agricultural
Risk rating:
Pass	$63	$15	$4	$1	$1	$—	$—	$84
Special mention	—	—	—	—	—	—	—	—
Substandard	1	—	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$64	$15	$4	$1	$1	$—	$—	$85
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amort Cost Basis	Total
Construction & Development
Risk rating:
Pass	$515	$311	$78	$20	$9	$6	$—	$939
Special mention	8	2	—	—	—	—	—	10
Substandard	9	4	1	—	—	—	—	14
Doubtful	—	—	—	—	—	—	—	—
Total	$532	$317	$79	$20	$9	$6	$—	$963
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amort Cost Basis	Total
Farm
Risk rating:
Pass	$101	$111	$73	$24	$8	$22	$—	$339
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	5	—	1	—	6
Doubtful	—	—	—	—	—	—	—	—
Total	$101	$111	$73	$29	$8	$23	$—	$345
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amort Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$167	$232	$172	$106	$41	$73	$—	$791
Special mention	—	5	1	—	—	2	—	8
Substandard	2	1	2	7	13	4	—	29
Doubtful	—	—	—	—	—	—	—	—
Total	$169	$238	$175	$113	$54	$79	$—	$828
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amort Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$154	$305	$217	$114	$62	$142	$—	$994
Special mention	1	1	4	—	1	1	—	8
Substandard	3	6	4	—	7	15	—	35
Doubtful	—	—	—	—	—	—	—	—
Total	$158	$312	$225	$114	$70	$158	$—	$1,037
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amort Cost Basis	Total
Residential
Risk rating:
Pass	$477	$415	$313	$158	$67	$229	$138	$1,797
Special mention	1	2	2	2	—	3	1	11
Substandard	4	4	3	3	3	7	3	27
Doubtful	—	—	—	—	—	—	—	—
Total	$482	$421	$318	$163	$70	$239	$142	$1,835
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amort Cost Basis	Total
Auto
Risk rating:
Pass	$195	$212	$74	$26	$10	$2	$—	$519
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	1	1	—	—	—	3
Doubtful	—	—	—	—	—	—	—	—
Total	$195	$213	$75	$27	$10	$2	$—	$522
Year-to-Date Gross Charge-Offs	$—	$1	$—	$—	$—	$—	$—	$1

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amort Cost Basis	Total
Non-Auto
Risk rating:
Pass	$71	$47	$22	$4	$1	$1	$7	$153
Special mention	—	—	—	—	—	—	—	—
Substandard	1	—	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$72	$47	$22	$4	$1	$1	$7	$154
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amort Cost Basis	Total
Total Loans
Risk rating:
Pass	$2,488	$2,007	$1,041	$499	$214	$578	$145	$6,972
Special mention	11	11	7	2	2	6	1	40
Substandard	32	18	14	17	24	29	3	137
Doubtful	—	—	—	—	—	—	—	—
Total	$2,531	$2,036	$1,062	$518	$240	$613	$149	$7,149
Year-to-Date Gross Charge-Offs	$—	$1	$1	$—	$—	$—	$—	$2

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

The following tables summarize the Company’s internal ratings of its loans held-for-investment, including the year of origination by portfolio segments, at December 31, 2022 (in millions):

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

Years Ended December 31, 2023, 2022 and 2021

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

Years Ended December 31, 2023, 2022 and 2021

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

At December 31, 2023 and 2022, the Company’s past due loans are as follows (in thousands):

December 31, 2023	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$8,789	$1,624	$1,700	$12,113	$1,152,698	$1,164,811	$141
Municipal	102	—	—	102	214,748	214,850	—
Total Commercial	8,891	1,624	1,700	12,215	1,367,446	1,379,661	141
Agricultural	850	246	4	1,100	83,790	84,890	—
Real Estate:
Construction & Development	8,887	2,115	1,856	12,858	950,300	963,158	863
Farm	1,024	195	—	1,219	343,735	344,954	—
Non-Owner Occupied CRE	3,565	—	—	3,565	824,404	827,969	—
Owner Occupied CRE	2,818	240	1,823	4,881	1,032,400	1,037,281	—
Residential	12,293	828	2,816	15,937	1,818,656	1,834,593	—
Total Real Estate	28,587	3,378	6,495	38,460	4,969,495	5,007,955	863
Consumer:
Auto	1,482	251	24	1,757	520,102	521,859	—
Non-Auto	341	51	—	392	154,034	154,426	—
Total Consumer	1,823	302	24	2,149	674,136	676,285	—
Total	$40,151	$5,550	$8,223	$53,924	$7,094,867	$7,148,791	$1,004

December 31, 2022	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,924	$297	$1,646	$5,867	$911,450	$917,317	$—
Municipal	76	783	—	859	220,231	221,090	—
Total Commercial	4,000	1,080	1,646	6,726	1,131,681	1,138,407	—
Agricultural	243	—	—	243	76,704	76,947	—
Real Estate:
Construction & Development	3,751	—	175	3,926	955,500	959,426	—
Farm	668	—	—	668	305,654	306,322	—
Non-Owner Occupied CRE	1,444	160	—	1,604	730,485	732,089	—
Owner Occupied CRE	1,151	—	—	1,151	953,249	954,400	—
Residential	8,720	707	266	9,693	1,566,065	1,575,758	—
Total Real Estate	15,734	867	441	17,042	4,510,953	4,527,995	—
Consumer:
Auto	779	30	—	809	549,826	550,635	—
Non-Auto	50	—	—	50	147,834	147,884	—
Total Consumer	829	30	—	859	697,660	698,519	—
Total	$20,806	$1,977	$2,087	$24,870	$6,416,998	$6,441,868	$—

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

Years Ended December 31, 2023, 2022 and 2021

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

An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses due to the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. During the year ended December 31, 2023, loan modifications made to borrowers experiencing financial difficulty was insignificant.

An analysis of the changes in loans to officers, directors, principal shareholders, or associates of such persons for the year ended December 31, 2023 (determined as of each respective year-end) follows (in thousands):

	Beginning Balance	Additional Loans	Payments	Ending Balance
Year Ended December 31, 2023	$107,767	$104,519	$140,242	$72,044

In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.
4. LOANS HELD-FOR-SALE:

Loans held-for-sale totaled $14,253,000 and $11,965,000 at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, $3,176,000 and $1,468,000, respectively, are valued at the lower of cost or fair value, and the remaining amount are valued under the fair value option. The change to the fair value option for loans held-for-sale was effective at June 30, 2018 and was done in conjunction with the Company’s move to mandatory delivery in the secondary market and the purchase of forward mortgage-backed securities to manage the changes in fair value (see Note 5 for additional information).

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

Years Ended December 31, 2023, 2022 and 2021

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

The following table provides the outstanding notional balances and fair values of outstanding derivative positions (in thousands):

December 31, 2023:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$28,956	$427	$—
Forward mortgage-backed securities trades	35,000	—	288

December 31, 2022:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$41,664	$400	$—
Forward mortgage-backed securities trades	45,000	85	—

6. BANK PREMISES AND EQUIPMENT:

The following is a summary of bank premises and equipment (in thousands):

	Useful Life	December 31,
		2023	2022
Land	—	$39,481	$38,703
Buildings	20 to 40 years	167,450	164,371
Furniture and equipment	3 to 10 years	62,644	62,715
Leasehold improvements	Lesser of lease term or 5 to 15 years	2,936	2,949
		272,511	268,738
Less: accumulated depreciation and amortization		(120,723)	(115,765)
Total bank premises and equipment		$151,788	$152,973

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 amounted to $10,842,000, $10,818,000 and $10,504,000, respectively, and is included in the captions net occupancy expense and equipment expense in the accompanying consolidated statements of earnings.

The Company is lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $2,742,000, $2,665,000 and $2,622,000, for the years ended December 31, 2023, 2022 and 2021, respectively.

7. DEPOSITS AND BORROWINGS:

Time deposits of $250,000 or more totaled approximately $370,505,000 and $194,536,000 at December 31, 2023 and 2022, respectively.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

At December 31, 2023, the scheduled maturities of time deposits (in thousands) were, as follows:

Year ending December 31,
2024	864,669
2025	32,103
2026	14,165
2027	8,803
2028	19,240
Thereafter	—
$938,980

Deposits received from related parties at December 31, 2023 and 2022 totaled $101,973,000 and $198,096,000, respectively.

Borrowings at December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,
	2023	2022
Securities sold under agreements with customers to repurchase	$381,928	$618,829
Federal funds purchased	1,100	2,625
Other borrowings	21,053	21,053
Total	$404,081	$642,507

Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which the Company pledges certain securities that have a fair value equal to at least the amount of the borrowings. The agreements mature daily and therefore the risk arising from a decline in the fair value of the collateral pledged is minimal. The securities pledged are mortgage-backed securities. These agreements do not include “right of set-off” provisions and therefore the Company does not offset such agreements for financial reporting purposes. The weighted average interest rate on federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was 3.27% and 1.96% at December 31, 2023 and 2022, respectively.

During 2021, the Company invested in qualifying Community Development Entities ("CDE") under the federal New Market Tax Credits ("NMTC") program. See Note 9 for further discussion of our activity and related balances on the consolidated balance sheets, including the $21,053,000 in other borrowings shown above.

8. LINE OF CREDIT:

The Company renewed its loan agreement, effective June 30, 2023, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25,000,000 on a revolving line of credit. Prior to June 30, 2025, interest will be paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2025. If a balance exists at June 30, 2025, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at The Wall Street Journal Prime Rate. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 36% (low) in 2021 and 2020 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at December 31, 2023. There was no outstanding balance under the line of credit as of December 31, 2023 or 2022.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

9. INCOME TAXES:

The Company files a consolidated federal income tax return. Income tax expense is comprised of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current federal income tax	$44,335	$50,429	$40,527
Current state income tax	346	175	350
Deferred federal income tax expense (benefit)	(359)	(4,205)	3,531
Income tax expense	$44,322	$46,399	$44,408

Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

	As a Percent of Pretax Earnings
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
Reductions in tax rate resulting from interest income exempt from federal income tax	(3.8)	(4.4)	(4.7)
Other	1.0	(0.1)	0.0
Effective income tax rate	18.2%	16.5%	16.3%

The approximate effects of each type of difference that gave rise to the Company’s deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Deferred tax assets:
Tax basis of loans in excess of financial statement basis	$21,546	$19,474
Recognized for financial reporting purposes but not yet for tax purposes - deferred compensation	3,525	3,303
Net unrealized loss on investment securities available-for- sale	107,206	142,276
Other deferred tax assets	727	1,038
Total deferred tax assets	$133,004	$166,091
Deferred tax liabilities:
Financial statement basis of fixed assets in excess of tax basis	$7,164	$6,019
Intangible asset amortization deductible for tax purposes, but not for financial reporting purposes	14,207	13,866
Recognized for financial reporting purposes but not yet for tax purposes - accretion on investment securities	718	644
Other deferred tax liabilities	115	51
Total deferred tax liabilities	$22,204	$20,580
Net deferred tax asset (liability)	$110,800	$145,511

At December 31, 2023 and 2022, management believes that it is more likely than not that all of the deferred tax assets shown above will be realized and therefore no valuation allowance was recorded.

Low Income Housing Tax Credit Investments - During 2021, the Company began investing in an affordable housing fund that will invest in real estate projects that qualify for the federal low income housing tax credit (“LIHTC”) program designed to promote private development of low income housing. The investments made by the fund will generate a return to the Company primarily through the realization of LIHTCs, and also through federal tax deductions generated from the ongoing operating losses from the investees of the fund. The Company’s investment in the fund will be amortized through income tax expense using the proportional amortization method

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

as related tax credits are utilized by the Company. The initial capital contribution commitment to the fund was for up to $5,500,000. Contributions were $615,000 and $131,000 at December 31, 2023 and 2022, respectively, which is included in other assets.

New Market Tax Credits - During 2021, the Company began investing in qualifying CDEs under the federal NMTC program. NMTC investments are made through the third-party CDEs which are qualified through the U.S. Department of the Treasury and receive periodic allocation of amounts under the NMTC program. NMTCs are generated from qualified investments by the CDEs utilizing equity investments made by a taxpayer, like the Company. Through these equity investments, the Company will receive the tax benefits from the NMTCs equal to 39% of the qualified investment from the CDE to qualifying eligible projects over a seven year period. The Company’s equity investments in the CDEs is amortized using the proportional amortization method and related tax credits are allocated to the Company. At December 31, 2023 and 2022, the consolidated balance sheet of the Company included an $18,000,000 loan to the investee in loans and the $21,053,000 leveraged loan from the investee in other borrowings (see Note 7). At December 31, 2023 and 2022, the consolidated balance sheet of the Company included CDE investments in other assets of $25,738,000 and $26,825,000, respectively.

Current authoritative accounting guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Current authoritative accounting guidance also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company concluded the tax benefits of positions taken and expected to be taken on its tax returns should be recognized in the financial statements under this guidance. The Company files income tax returns in the U.S. federal jurisdiction and state margin tax returns in the state of Texas. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2019 or Texas state tax examinations by tax authorities for years before 2020. As of December 31, 2023 and 2022, the Company believes that there are no uncertain tax positions.

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

Years Ended December 31, 2023, 2022 and 2021

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

There were no transfers between Level 2 and Level 3 during the years ended December 31, 2023, 2022 and 2021.

The following table summarizes the Company’s available-for-sale securities, loans held-for-sale, and derivatives which are measured at fair value on a recurring basis as of December 31, 2023 and 2022 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

December 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$482,234	$—	$—	$482,234
Obligations of state and political subdivisions	—	1,497,157	—	1,497,157
Corporate bonds	—	100,471	—	100,471
Residential mortgage-backed securities	—	2,364,092	—	2,364,092
Commercial mortgage-backed securities	—	284,324	—	284,324
Other securities	4,484	—	—	4,484
Total	$486,718	$4,246,044	$—	$4,732,762
Loans held-for-sale	$—	$11,077	$—	$11,077
IRLCs	$—	$427	$—	$427
Forward mortgage-backed securities traded	$—	$(288)	$—	$(288)

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$482,549	$—	$—	$482,549
Obligations of state and political subdivisions	—	1,898,611	—	1,898,611
Corporate bonds	—	97,850	—	97,850
Residential mortgage-backed securities	—	2,616,566	—	2,616,566
Commercial mortgage-backed securities	—	374,869	—	374,869
Other securities	3,914	—	—	3,914
Total	$486,463	$4,987,896	$—	$5,474,359
Loans held-for-sale	$—	$10,497	$—	$10,497
IRLCs	$—	$400	$—	$400
Forward mortgage-backed securities traded	$—	$85	$—	$85

The following table summarizes the Company’s loans held-for-sale at fair value and the net unrealized gains as of the balance sheet dates shown below (in thousands):

	December 31,
	2023	2022
Unpaid principal balance on loans held-for-sale	$10,757	$10,226
Net unrealized gains on loans held-for-sale	320	271
Loans held-for-sale at fair value	$11,077	$10,497

The following table summarizes the Company’s gains on sale and fees of mortgage loans for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Years ended December 31,
	2023	2022	2021
Realized gain on sale and fees on mortgage loans*	$12,116	$20,357	$37,091
Change in fair value on loans held-for-sale and IRLCs	147	(1,554)	(5,259)
Change in forward mortgage-backed securities trades	(373)	232	1,413
Total gain on sale of mortgage loans	$11,890	$19,035	$33,245

* This includes gain on loans held-for-sale carried under the fair value method and lower of cost or market.

No residential mortgage loans held-for-sale were 90 days or more past due or considered nonaccrual as of December 31, 2023 or 2022. No significant credit losses were recognized on mortgage loans held-for-sale for the years ended December 31, 2023, 2022 and 2021.

Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a nonrecurring basis during the years ended December 31, 2023 and 2022 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no other real estate owned properties that were re-measured subsequent to their initial transfer to other real estate owned during the years ended December 31, 2023 and 2022.

At December 31, 2023, other real estate owned totaled $483,000. At December 31, 2022, the Company had no other real estate owned.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at December 31, 2023 and 2022, were as follows (in thousands):

	2023		2022
	Carrying	Estimated	Carrying	Estimated	Fair Value
	Value	Fair Value	Value	Fair Value	Hierarchy
Cash and due from banks	$281,354	$281,354	$293,286	$293,286	Level 1
Interest-bearing demand deposits in banks	255,237	255,237	37,392	37,392	Level 1
Available-for-sale securities	4,732,762	4,732,762	5,474,359	5,474,359	Levels 1 and 2
Loans held-for-investment, net of allowance for credit losses	7,060,057	7,036,722	6,366,034	6,372,859	Level 3
Loans held-for-sale	14,253	14,378	11,965	11,965	Level 2
Accrued interest receivable	58,544	58,544	58,162	58,162	Level 2
Deposits with stated maturities	938,980	938,534	524,666	518,811	Level 2
Deposits with no stated maturities	10,199,320	10,199,320	10,480,841	10,480,841	Level 1
Repurchase Agreements	381,928	381,928	618,829	618,829	Level 2
Borrowings	22,153	22,153	23,678	23,678	Level 2
Accrued interest payable	10,215	10,215	1,121	1,121	Level 2
IRLCs	427	427	400	400	Level 2
Forward mortgage-backed securities trades	(288)	(288)	85	85	Level 2

11. COMMITMENTS AND CONTINGENCIES:

The Company is engaged in legal actions arising from the normal course of business. In management’s opinion, the Company has adequate legal defenses with respect to these actions, and as of December 31, 2023 the resolution of these matters is not expected to have material adverse effects upon the results of operations or financial condition of the Company.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

The Company leases a portion of its bank premises and equipment under operating leases. At December 31, 2023, future minimum lease commitments were: 2024 - $605,000, 2025 - $438,000, 2026 - $117,000, 2027 - $63,000 and 2028 - $23,000 and none thereafter.

12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At December 31, 2023 and 2022, the Company’s reserve for unfunded commitments totaled $7,903,000 and $12,323,000, respectively, which is recorded in other liabilities.

Our exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for unfunded lines of credit, commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. We generally use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Commitments as of December 31, 2023 and 2022, are shown below (dollars in thousands):

	December 31,
	2023	2022
Financial instruments whose contract amounts represent credit risk:
Unfunded lines of credit	$1,129,645	$1,103,286
Unfunded commitments to extend credit	758,351	916,287
Standby letters of credit	35,093	43,698
Total commitments	$1,923,089	$2,063,271

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

Years Ended December 31, 2023, 2022 and 2021

employer match. The profit sharing feature includes an employee stock ownership feature (“ESOP”). Employees are fully vested to the extent of their contributions and become fully vested in the Company’s profit sharing contributions over a six-year vesting period.

The Company matches a maximum of 4% on employee deferrals of 5% of their employee compensation. Total expense for this match in 2023, 2022 and 2021 was $3,750,000, $3,675,000 and $3,590,000, respectively, and is included in salaries and employee benefits in the statements of earnings.

Costs related to the Company’s profit sharing plan totaled approximately $1,373,000, $4,233,000 and $10,134,000 in 2023, 2022 and 2021, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of earnings. As of December 31, 2023 and 2022, the profit sharing plan’s ESOP assets included First Financial Bankshares, Inc. common stock of 2,061,918 and 2,148,460 shares valued at approximately $62,476,000 and $73,907,000, respectively.

The Company has a non-qualified “excess benefit” plan where executives, whose Company contributions to the profit sharing plan and employer match under the 401(k) feature are curtailed due to Internal Revenue Service limitations, received contributions from the Company equal to the amount under qualified plans as if there had been no Internal Revenue Service limitations. This plan used the same contribution formula and vesting requirements as the 401(k) and profit sharing plan. This "Make Whole Plan" was frozen to new participants and contributions effective December 31, 2018. As of December 31, 2023 and 2022, the Make Whole Plan held 117,447 and 114,177 shares, respectively, in trust for the Company’s executives. There were no contributions to this plan during the years ended December 31, 2023, 2022 and 2021.

The Company adopted a Supplemental Executive Retirement Plan (“SERP”), effective January 1, 2019, which was amended effective January 1, 2022. The SERP benefits certain key senior executives of the Company who are selected by the Board to participate. The SERP is intended to provide a benefit from the Company upon retirement, death, disability or voluntary or involuntary termination of services (other than “for cause”). Under the SERP, the Company may, but is not required to, make discretionary contributions to the executive’s accounts from time to time. The contributions may be fully vested or subject to vesting conditions imposed by the Board of Directors with respect to the contributions; provided, however, that all unvested amounts credited to an executive’s account will become fully vested upon the executive’s death or disability or upon the occurrence of a change of control (as defined in the SERP). Company contributions to the SERP on behalf of an executive are credited with earnings and losses based on the executive’s investment elections. The investment options under the SERP are currently the same as those offered under the Company’s profit sharing plan, except that Company stock is not an available investment option under the SERP. An executive’s vested account is payable to the participant following his or her termination in a single lump sum or installments, as elected by the participant. The SERP as amended allows selected participants to defer base and incentive compensation as well as the receipt of shares from vested restricted and performance stock units into the plan. At December 31, 2023 and 2022, other assets on the consolidated balance sheet include $3,518,000 and $2,172,000 of SERP balances, respectively. The Company made contributions totaling $198,000, $445,000 and $1,163,000 to the SERP for the years ended December 31, 2023, 2022 and 2021, subsequent to the respective year ends, for certain executive officers.

The Company has a directors’ deferred compensation plan whereby the directors may elect to defer up to 100% of their directors’ fees. All deferred compensation is invested in the Company’s common stock held in a rabbi trust wherein the funds are used to purchase Company common shares on the open market. The stock is held in nominee name of the trustee, and the principal and earnings of the trust are held separate and apart from other funds of the Company and are used exclusively for the uses and purposes of the deferred compensation agreement. The accounts of the trust have been consolidated in the financial statements of the Company. As of December 31, 2023 and 2022, the rabbi trust held 930,152 and 929,210 shares, respectively, in trust for the Company’s directors and are reflected as treasury shares on the consolidated financial statements.

The Company has acquired life insurance policies on certain current and former executives and directors of acquired entities. At December 31, 2023 and 2022, other assets on the consolidated balance sheet include $34,136,000 and $33,241,000 and reported cash value income (net of related insurance premium expenses) of $891,000, $836,000 and $814,000 in 2023, 2022 and 2021, respectively.

15. DIVIDENDS FROM SUBSIDIARIES:

At December 31, 2023, $387,325,000 was available for the declaration of dividends by the Company’s subsidiaries without the prior approval of regulatory agencies.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

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

As of January 1, 2019, a 2.5% capital conservation buffer Basel III was fully phased in. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.

As of December 31, 2023 and 2022, we had a total risk-based capital ratio of 19.62% and 19.29%, a Tier 1 capital to risk-weighted assets ratio of 18.50% and 18.22%; a common equity Tier 1 capital to risk-weighted assets ratio of 18.50% and 18.22%, and a Tier 1 leverage ratio of 12.06% and 10.96%, respectively. The regulatory capital ratios as of December 31, 2023 and 2022 were calculated under Basel III rules.

As of December 31, 2023 and 2022, the regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III Fully Phased-In*		Required to be Considered Well- Capitalized
As of December 31, 2023:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,697,999	19.62%	$908,870	10.50%	$865,590	10.00%
First Financial Bank, N.A	$1,518,365	17.59%	$906,541	10.50%	$863,372	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,601,361	18.50%	$735,752	8.50%	$519,354	6.00%
First Financial Bank, N.A	$1,421,727	16.47%	$733,866	8.50%	$690,698	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,601,361	18.50%	$605,913	7.00%	—	N/A
First Financial Bank, N.A	$1,421,727	16.47%	$604,361	7.00%	$561,192	6.50%
Leverage Ratio:
Consolidated	$1,601,361	12.06%	$346,236	4.00%	—	N/A
First Financial Bank, N.A	$1,421,727	10.75%	$345,349	4.00%	$431,686	5.00%

	Actual		Minimum Capital Required-Basel III Fully Phased-In*		Required to be Considered Well- Capitalized
As of December 31, 2022:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,586,888	19.29%	$863,622	10.50%	$822,497	10.00%
First Financial Bank, N.A	$1,442,902	17.58%	$861,860	10.50%	$820,819	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,498,731	18.22%	$699,122	8.50%	$493,498	6.00%
First Financial Bank, N.A	$1,354,745	16.50%	$697,696	8.50%	$656,655	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,498,731	18.22%	$575,748	7.00%	—	N/A
First Financial Bank, N.A	$1,354,745	16.50%	$574,573	7.00%	$533,532	6.50%
Leverage Ratio:
Consolidated	$1,498,731	10.96%	$546,983	4.00%	—	N/A
First Financial Bank, N.A	$1,354,745	9.95%	$544,886	4.00%	$681,107	5.00%

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

In connection with the adoption of the Basel III regulatory capital framework, our subsidiary bank made the election to continue to exclude accumulated other comprehensive income from available-for-sale securities (“AOCI”) from capital in connection with its quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

In connection with the First Financial Trust & Asset Management Company, N.A.’s (the “Trust Company”) application to obtain our trust charter, the Trust Company is required to maintain tangible net assets of $2,000,000 at all times. As of December 31, 2023, our Trust Company had tangible net assets totaling $56,731,000.

Our subsidiary bank may be required at times to maintain reserve balances with the Federal Reserve Bank. At December 31, 2023 and 2022, there was no subsidiary bank’s reserve balance required, respectively.

17. STOCK BASED COMPENSATION:

On April 27, 2021, the Company's shareholders approved the 2021 Omnibus Stock and Incentive Plan ("2021 Plan") and reserved 2,500,000 shares of the Company's common stock for issuance under this plan. At December 31, 2023, the Company had 1,580,195 shares of stock available for issuance under the 2021 Plan. The 2021 Plan supersedes all prior stock option and restricted stock plans with shares previously reserved for issuance under such plans cancelled.

Restricted Stock Units

Under the 2021 Plan, the Company grants restricted stock units under compensation agreements for the benefit of employees, executive officers and directors. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements. The following table summarizes information about the changes in restricted stock units for the years ended December 31, 2023, 2022 and 2021, respectively.

	For the year ended		For the year ended		For the year ended
	December 31, 2023		December 31, 2022		December 31, 2021
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	39,657	$47.83	22,597	$48.91	—	$—
Grants	33,294	29.53	24,833	47.19	22,597	48.91
Vesting	(14,553)	48.00	(7,425)	48.91	—	—
Forfeited/expired	(4,581)	41.09	(348)	48.91	—	—
Balance at end of period	53,817	$37.04	39,657	$47.83	22,597	$48.91

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

The following table summarizes information about the changes in PSUs as of and for the years ended December 31, 2023, 2022 and 2021, respectively.

	For the year ended		For the year ended		For the year ended
	December 31, 2023		December 31, 2022		December 31, 2021
	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	47,082	$48.00	22,597	$48.91	—	$—
Grants	33,294	29.53	24,833	47.19	22,597	48.91
Vesting	—	—	—	—	—	—
Forfeited/expired	(5,149)	41.95	(348)	48.91	—	—
Balance at end of period	75,227	$40.24	47,082	$48.00	22,597	$48.91

At December 31, 2023, the vesting period for the PSUs that were granted in 2021 had been satisfied. These shares will not be reflected in the shares vested until the outcome of the peer performance condition is determined and the vesting is settled in the first quarter of 2024.

Restricted Stock Awards

On April 28, 2015, shareholders of the Company approved the 2015 Restricted Stock Plan (the "2015 Plan") for selected employees, officers, non-employee directors and consultants. On April 27, 2021, the 2015 Plan was superseded by the new 2021 Plan and all shares previously reserved for issuance under the 2015 Plan were cancelled.

The following table summarizes information about vested and unvested restricted stock.

	For the year ended		For the year ended		For the year ended
	December 31, 2023		December 31, 2022		December 31, 2021
	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	24,813	$36.21	46,598	$35.75	95,888	$29.89
Grants	25,190	27.79	15,425	40.89	12,110	49.58
Vesting	(23,708)	36.40	(37,010)	37.61	(60,011)	29.25
Forfeited/expired	(1,105)	29.70	(200)	29.70	(1,389)	32.76
Balance at end of period	25,190	$27.79	24,813	$36.21	46,598	$35.75

The total fair value of restricted stock vested was $1,082,000, $1,861,000 and $2,947,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company recorded restricted stock unit, performance-based restricted stock unit and restricted stock award expense for employees of $1,826,000, $1,887,000 and $1,329,000, respectively, for the years ended December 31, 2023, 2022 and 2021. The Company recorded director expense related to these restricted stock grants of $667,000, $631,000 and $600,000 for the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023 and 2022, there were $3,258,000 and $3,422,000, respectively, of total unrecognized compensation cost related to consolidated unvested restricted stock units, performance-based restricted stock units and restricted stock awards, which is expected to be recognized over a weighted-average period of 1.19 years and 1.13 years, respectively. At December 31, 2023 and 2022, there was $124,000 and $74,000, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

Stock Option Plan

Prior to approval of the 2021 Plan, the 2012 Incentive Stock Option Plan (the "2012 Plan") provided for the granting of options to employees of the Company at prices not less than market value at the date of the grant. The 2012 Plan provided that options granted vest and are exercisable after two years from the date of grant and vest at a rate of 20% each year thereafter and have a 10-year term. The most recent grants from the 2021 Plan provided that 20% of the options granted vest and are exercisable after one year from the date of grant and the remaining options vest and are exercisable at a rate of 20% each year thereafter and have a 10-year term. Shares are issued under the 2012 Plan and the 2021 Plan from available authorized shares. An analysis of stock option activity for the year ended December 31, 2023 is presented in the table and narrative below:

	Shares	Weighted- Average Ex. Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding, beginning of year	1,490,413	$29.99
Granted	253,228	29.53
Exercised	(125,593)	17.76
Cancelled	(65,799)	40.79
Outstanding, end of year	1,552,249	30.45	5.81	$6,814
Exercisable at end of year	895,121	$25.34	4.04	$6,550

The options outstanding at December 31, 2023 had exercise prices ranging between $16.95 and $48.91. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The following table summarizes information concerning outstanding and vested stock options as of December 31, 2023:

Exercise Price	Number Outstanding	Remaining Contracted Life (Years)	Number Vested
$16.95	214,981	1.8	214,981
$21.18	392,477	3.4	392,477
$29.70	293,760	5.5	167,340
$34.55	10,200	6.1	3,900
$48.91	180,764	7.6	72,841
$47.19	215,043	8.6	43,582
$29.53	245,024	9.6	—

The fair value of the options granted during 2023 were estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 4.39%; expected dividend yield of 2.44%; expected life of 5.81 years; and expected volatility of 30.58%. The fair value of the options granted during 2022 were estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 2.92%; expected dividend yield of 1.44%; expected life of 6.02 years; and expected volatility of 28.72%. The fair value of options granted during 2021 were estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 0.76%; expected dividend yield of 1.23%; expected life of 6.42 years; and expected volatility of 30.11%.

The weighted-average grant-date fair value of options granted during 2023, 2022 and 2021 was $8.41, $13.30 and $12.99, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021, was $1,585,000, $9,131,000 and $9,486,000, respectively. The Company recorded stock option expense totaling $1,763,000, $1,440,000 and $1,316,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, there was $5,215,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.56

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

years. The total fair value of shares vested during the years ended December 31, 2023, 2022 and 2021 was $2,121,000, $1,750,000 and $1,648,000.

18. CONDENSED FINANCIAL INFORMATION—PARENT COMPANY:

Condensed Balance Sheets -

December 31, 2023 and 2022

ASSETS	2023	2022
Cash in subsidiary bank (1)	$92,905	$50,204
Cash in unaffiliated banks (1)	2	2
Interest-bearing deposits in subsidiary bank (1)	50,412	69,053
Total cash and cash equivalents	143,319	119,259
Securities available-for-sale, at fair value	2,200	2,235
Investment in and advances to subsidiaries, at equity (1)	1,376,986	1,171,095
Intangible assets	723	723
Other assets	7,044	5,355
Total assets	$1,530,272	$1,298,667
LIABILITIES AND SHAREHOLDERS’ EQUITY
Total liabilities	$31,372	$32,930
Shareholders’ equity:
Common stock	1,427	1,427
Capital surplus	681,246	677,593
Retained earnings	1,219,525	1,121,945
Treasury stock	(11,855)	(11,035)
Deferred compensation	11,855	11,035
Accumulated other comprehensive earnings	(403,298)	(535,228)
Total shareholders’ equity	1,498,900	1,265,737
Total liabilities and shareholders’ equity	$1,530,272	$1,298,667

(1)
Eliminates in consolidation.

Condensed Statements of Earnings -

For the Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Income:
Cash dividends from subsidiaries (1)	$133,500	$67,500	$96,500
Excess of earnings over dividends of subsidiaries (1)	72,444	174,741	140,441
Other	1,783	62	279
Total income	207,727	242,303	237,220
Expenses:
Salaries and employee benefits	6,129	6,541	7,374
Other operating expenses	4,521	4,106	5,262
Total expense	10,650	10,647	12,636
Earnings before income taxes	197,077	231,656	224,584
Income tax benefit	1,900	2,819	2,978
Net earnings	$198,977	$234,475	$227,562

(1)
Eliminates in consolidation.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

Condensed Statements of Cash Flows -

For the Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Cash flows from operating activities:
Net earnings	$198,977	$234,475	$227,562
Adjustments to reconcile net earnings to net cash provided by operating activities:
Excess of earnings over dividends of subsidiaries	(72,444)	(174,741)	(140,441)
Depreciation and amortization, net	116	188	189
Decrease (increase) in other assets	698	645	(693)
Increase (decrease) in other liabilities	(2,721)	933	2,997
Other	2	—	(4)
Net cash provided by operating activities	124,628	61,500	89,610
Cash flows from investing activities:
Purchases of bank premises and equipment and software	—	(385)	(106)
Net cash provided by (used in) investing activities	—	(385)	(106)
Cash flows from financing activities:
Proceeds from stock option exercises	2,132	6,545	5,905
Cash dividends paid	(99,965)	(91,315)	(79,712)
Repurchase of stock	(2,735)	(9,449)	—
Net cash used in financing activities	(100,568)	(94,219)	(73,807)
Net increase in cash and cash equivalents	24,060	(33,104)	15,697
Cash and cash equivalents, beginning of year	119,259	152,363	136,666
Cash and cash equivalents, end of year	$143,319	$119,259	$152,363