Form 10-Q
period 2024-03-31
FIRST FINANCIAL BANKSHARES INC
filed 2024-05-03
CIK 36029

2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 3, 2024
Common Stock, $0.01 par value per share	142,841,009

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. and Subsidiaries (the “Company” or “we”) at March 31, 2024 and 2023 (unaudited), and December 31, 2023, and the consolidated statements of earnings, comprehensive earnings (loss) and shareholders’ equity for the three-months ended March 31, 2024 and 2023 (unaudited), and the consolidated statements of cash flows for the three-months ended March 31, 2024 and 2023 (unaudited), and notes to consolidated financial statements (unaudited), follow on pages 4 through 39.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,		December 31,
	2024	2023	2023
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$222,464	$224,875	$281,354
FEDERAL FUNDS SOLD	12,300	—	—
INTEREST-BEARING DEMAND DEPOSITS IN BANKS	365,397	221,336	255,237
Total cash and cash equivalents	600,161	446,211	536,591
SECURITIES AVAILABLE-FOR-SALE, at fair value (amortized cost of these securities was $5,217,517, $5,879,040, and $5,243,681 as of March 31, 2024 and 2023, and December 31, 2023, respectively)	4,658,526	5,298,557	4,732,762
LOANS:
Held-for-investment	7,229,410	6,576,215	7,148,791
Less—allowance for credit losses	(89,562)	(80,818)	(88,734)
Net loans held-for-investment	7,139,848	6,495,397	7,060,057
Held-for-sale ($15,080, $11,766, and $11,077, at fair value at March 31, 2024 and 2023, and December 31, 2023, respectively)	16,109	11,996	14,253
BANK PREMISES AND EQUIPMENT, net	151,953	153,718	151,788
INTANGIBLE ASSETS, net	314,465	315,306	314,622
OTHER ASSETS	310,096	286,801	295,521
Total assets	$13,191,158	$13,007,986	$13,105,594
LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$3,348,147	$3,890,991	$3,435,586
INTEREST-BEARING DEPOSITS	7,941,661	7,045,427	7,702,714
Total deposits	11,289,808	10,936,418	11,138,300
DIVIDENDS PAYABLE	25,754	24,274	25,712
REPURCHASE AGREEMENTS	307,297	608,299	381,928
BORROWINGS	26,803	24,628	22,153
OTHER LIABILITIES	50,129	41,514	38,601
Total liabilities	11,699,791	11,635,133	11,606,694
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
COMMON STOCK — ($0.01 par value, authorized 200,000,000 shares; 142,817,159, 142,703,531, and 142,716,939 shares issued at March 31, 2024 and 2023, and December 31, 2023, respectively)	1,428	1,427	1,427
CAPITAL SURPLUS	683,997	679,429	681,246
RETAINED EARNINGS	1,247,169	1,150,246	1,219,525
TREASURY STOCK (shares at cost: 931,427, 927,789 and 930,152 at March 31, 2024 and 2023, and December 31, 2023, respectively)	(12,120)	(11,271)	(11,855)
DEFERRED COMPENSATION	12,120	11,271	11,855
ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS), net	(441,227)	(458,249)	(403,298)
Total shareholders’ equity	1,491,367	1,372,853	1,498,900
Total liabilities and shareholders’ equity	$13,191,158	$13,007,986	$13,105,594

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS—(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three-Months Ended March 31,
	2024	2023
INTEREST INCOME:
Interest and fees on loans	$117,091	$89,009
Interest on investment securities:
Taxable	19,952	20,782
Exempt from federal income tax	7,737	10,067
Interest on federal funds sold and interest-bearing demand deposits in banks	4,715	1,650
Total interest income	149,495	121,508
INTEREST EXPENSE:
Interest on deposits	45,251	21,812
Interest on repurchase agreements and borrowings	4,002	3,410
Total interest expense	49,253	25,222
Net interest income	100,242	96,286
PROVISION FOR CREDIT LOSSES	808	2,781
Net interest income after provision for credit losses	99,434	93,505
NONINTEREST INCOME:
Trust fees	11,379	9,845
Service charges on deposit accounts	6,246	6,036
Debit card fees	4,891	4,936
Credit card fees	631	609
Gain on sale and fees on mortgage loans	3,128	2,974
Net gain on sale of available-for-sale securities	—	12
Net gain on sale of foreclosed assets	—	34
Net gain on sale of other assets	—	930
Interest on loan recoveries	555	346
Other	2,553	2,285
Total noninterest income	29,383	28,007
NONINTEREST EXPENSE:
Salaries, commissions and employee benefits	36,683	31,461
Net occupancy expense	3,470	3,430
Equipment expense	2,237	2,127
FDIC insurance premiums	1,965	1,654
Debit card expense	3,058	3,199
Professional and service fees	2,396	2,365
Printing, stationery and supplies	447	710
Operational and other losses	1,154	931
Software amortization and expense	3,005	2,311
Amortization of intangible assets	157	228
Other	9,368	8,840
Total noninterest expense	63,940	57,256
EARNINGS BEFORE INCOME TAXES	64,877	64,256
INCOME TAX EXPENSE	11,480	11,688
NET EARNINGS	$53,397	$52,568
NET EARNINGS PER SHARE, BASIC	$0.37	$0.37
NET EARNINGS PER SHARE, DILUTED	$0.37	$0.37
DIVIDENDS PER SHARE	$0.18	$0.17

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) —(UNAUDITED)

(Dollars in thousands)

	Three-Months Ended March 31,
	2024	2023
NET EARNINGS	$53,397	$52,568
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for- sale, before income taxes	(48,011)	97,454
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings, before income taxes	—	(12)
Total other items of comprehensive earnings (loss)	(48,011)	97,442
Income tax benefit (expense) related to:
Change in unrealized gain (loss) on investment securities available-for- sale	10,082	(20,466)
Reclassification adjustment for realized gains (losses) on investment securities included in net earnings	—	3
Total income tax benefit (expense)	10,082	(20,463)
COMPREHENSIVE EARNINGS (LOSS)	$15,468	$129,547

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive Earnings	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Loss)	Equity
Balances at December 31, 2022	142,657,871	$1,427	$677,593	$1,121,945	(929,210)	$(11,035)	$11,035	$(535,228)	$1,265,737
Net earnings (unaudited)	—	—	—	52,568	—	—	—	—	52,568
Stock option exercises/ stock unit conversions/ restricted stock activity (unaudited)	45,660	—	884	—	—	—	—	—	884
Cash dividends declared, $0.17 per share (unaudited)	—	—	—	(24,267)	—	—	—	—	(24,267)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	76,979	76,979
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	1,421	(236)	236	—	—
Stock-based compensation expense (unaudited)	—	—	952	—	—	—	—	—	952
Balances at March 31, 2023 (unaudited)	142,703,531	$1,427	$679,429	$1,150,246	(927,789)	$(11,271)	$11,271	$(458,249)	$1,372,853
Balances at December 31, 2023	142,716,939	$1,427	$681,246	$1,219,525	(930,152)	$(11,855)	$11,855	$(403,298)	$1,498,900
Net earnings (unaudited)	—	—	—	53,397	—	—	—	—	53,397
Stock option exercises/ stock unit conversions/ restricted stock activity (unaudited)	100,220	1	1,622	—	—	—	—	—	1,623
Cash dividends declared, $0.18 per share (unaudited)	—	—		(25,753)	—	—	—	—	(25,753)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(37,929)	(37,929)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(1,275)	(265)	265	—	—
Stock-based compensation expense (unaudited)	—	—	1,129	—	—	—	—	—	1,129
Balances at March 31, 2024 (unaudited)	142,817,159	$1,428	$683,997	$1,247,169	(931,427)	$(12,120)	$12,120	$(441,227)	$1,491,367

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)

(Dollars in thousands)

	Three-Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$53,397	$52,568
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,221	3,074
Provision for credit losses	808	2,781
Securities premium amortization, net	11,153	13,770
Gain on sale of securities and other assets, net	—	(976)
Stock-based compensation	1,129	952
Net tax benefit from stock-based compensation	102	93
Change in loans held-for-sale	(1,797)	48
Change in other assets	(4,245)	15,851
Change in other liabilities	11,875	7,755
Total adjustments	22,246	43,348
Net cash provided by operating activities	75,643	95,916
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	—	145,948
Maturities	3,644,519	116,922
Purchases	(3,629,507)	(3,298)
Net increase in loans held-for-investment	(80,652)	(133,974)
Purchases of bank premises, equipment and software	(3,912)	(6,347)
Proceeds from sale of bank premises and equipment and other assets	41	2,423
Net cash provided by (used in) investing activities	(69,511)	121,674
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	(87,439)	(170,797)
Net increase in interest-bearing deposits	238,947	101,708
Net increase (decrease) in repurchase agreements and borrowings	(69,981)	(9,581)
Common stock transactions:
Proceeds from stock option exercises/stock unit conversions/restricted stock activity	1,623	884
Dividends paid	(25,712)	(24,271)
Net cash provided by (used in) financing activities	57,438	(102,057)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63,570	115,533
CASH AND CASH EQUIVALENTS, beginning of period	536,591	330,678
CASH AND CASH EQUIVALENTS, end of period	$600,161	$446,211
SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$51,106	$22,726
Transfer of loans to other real estate	454	175

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

First Financial Bankshares, Inc., a Texas corporation (“Bankshares,” “Company,” “we” or “us”), is a financial holding company which owns all of the capital stock of one bank with 79 locations located in Texas as of March 31, 2024. The Company’s subsidiary bank is First Financial Bank. The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which First Financial Bank is located. In addition, the Company also owns First Financial Trust & Asset Management Company, First Financial Insurance Agency, Inc. (inactive), First Technology Services, Inc., FFB Investment Paris Fund, LLC, and FFB Portfolio Management, Inc.

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

ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires entities to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. Public business entities (PBEs) are required to provide this incremental detail in a numerical, tabular format. The ASU also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction; pretax income (or loss) from continuing operations; and income tax expense (or benefit). PBEs will be required to adopt the new requirements in annual reporting periods beginning after December 15, 2024, and interim periods beginning after December 15, 2025. The adoption of ASU 2023-09 is not expected to have a significant impact on our financial statements.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of securities and report accrued interest separately in other assets on the consolidated balance sheets. A security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to securities reversed against interest income for the three-months ended March 31, 2024 or 2023, respectively.

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

Allowance for Credit Losses – Available-for-Sale Securities

For available-for-sale securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, any previously recognized allowances are charged-off and the security’s amortized cost basis is written down to fair value through income as a provision for credit losses. For available-for-sale securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.

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

At March 31, 2024 and 2023, and December 31, 2023, no allowance for credit losses - available-for-sale securities was recorded.

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

At March 31, 2024 and 2023, and December 31, 2023, the Company held no securities that were classified as held-to-maturity.

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

Management qualitatively adjusts model results for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor (“Q-Factor”) adjustments may increase management’s estimate of expected credit losses based upon the estimated level of risk within the risk factor. The various risk factors that may be considered in making Q-Factor adjustments include, among other things, the impact of (i) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (ii) actual and expected changes in national, regional, and local economic and business conditions and developments that affect the collectability of the loan pools, (iii) changes in the nature, volume and size of a loan or the loan pools and in the terms of the underlying loans, (iv) changes in the experience, ability, and depth of our lending management and staff, (v) changes in volume and severity of past due financial assets, the volume of nonaccrual assets, and the volume and severity of adversely classified or graded assets, (vi) changes in the quality of our credit review function, (vii) changes in the value of the underlying collateral for loans that are non-collateral dependent, (viii) the existence, growth, and effect of any concentrations of credit, and (ix) other factors such as the regulatory, legal and technological environments, competition, and events such as natural disasters or health pandemics.

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

Allowance for Credit Losses - Off-Balance-Sheet/Reserve for Unfunded Commitments

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. These obligations include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. At March 31, 2024 and 2023, and December 31, 2023, the Company’s reserve for unfunded commitments totaled $7,455,000, $10,397,000 and $7,903,000, respectively, which is included in other liabilities in the consolidated balance sheet.

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

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year. There was no impairment recorded during the three-months ended March 31, 2024 or 2023, respectively.

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

Accumulated Other Comprehensive Earnings (Loss)

Unrealized net losses on the Company’s available-for-sale securities, net of applicable income taxes, totaled $441,227,000, $458,249,000 and $403,298,000 at March 31, 2024, and 2023, and December 31, 2023, respectively, are included in accumulated other comprehensive earnings (loss) as a separate component of shareholders' equity.

Income Taxes

The Company’s provision for income taxes is based on income before income taxes adjusted for permanent differences between financial reporting and taxable income. Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. As of March 31, 2024, and 2023, and December 31, 2023, deferred tax assets totaled $122,844,000, $122,947,000 and $110,800,000, respectively, and were included in other assets on the consolidated balance sheets.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value using the Black-Scholes model of the shares at the grant date. The grant date fair value is amortized over the vesting period, which generally is three, five or six years. The Company also grants restricted stock and/or units for a fixed number of shares which generally vests over periods of one to three years, and performance stock units which vest over a three-year period based on Company performance metrics relative to a defined peer group. For stock option grants, the exercise price is established based on the closing trading price. No adjustments have been necessary to properly value the grant based on the terms or other conditions of the grants. Expense is recognized based on the fair value of the portion of stock-based payment awards that ultimately expected to vest, reduced for forfeitures based on grant-date fair value. See Note 8 for further information.

Advertising Costs

Advertising costs are expensed as incurred.

Per Share Data

Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. The Company calculates dilutive EPS assuming all outstanding stock options to purchase common shares and unvested restricted stock shares and units have been exercised and/or vested at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is determined by application of the treasury stock method, whereby the proceeds from the exercised options and unearned compensation for both restricted stock and stock options are assumed to be used to purchase common shares at the average market price during the respective period. There were 417,000 and 480,000 anti-dilutive shares for the three-months ended March 31, 2024 and 2023, respectively, that were excluded from the computation of EPS. The following table reconciles the computation of basic EPS to diluted EPS:

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended March 31, 2024:
Net earnings per share, basic	$53,397	142,724,674	$0.37
Effect of stock options and stock grants	—	304,775	—
Net earnings per share, diluted	$53,397	143,029,449	$0.37

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended March 31, 2023:
Net earnings per share, basic	$52,568	142,665,646	$0.37
Effect of stock options and stock grants	—	400,365	—
Net earnings per share, diluted	$52,568	143,066,011	$0.37

Note 2 - Securities

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, allowance for credit losses and the fair value of available-for-sale securities are as follows (dollars in thousands):

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$445,399	$—	$(13,231)	$432,168
Obligations of states and political subdivisions	1,592,523	570	(139,058)	1,454,035
Residential mortgage-backed securities	2,685,896	72	(386,691)	2,299,277
Commercial mortgage-backed securities	381,198	52	(12,344)	368,906
Corporate bonds and other	112,501	—	(8,361)	104,140
Total securities available-for-sale	$5,217,517	$694	$(559,685)	$4,658,526

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$508,692	$32	$(20,482)	$488,242
Obligations of states and political subdivisions	1,935,401	1,562	(163,351)	1,773,612
Residential mortgage-backed securities	2,957,314	17	(374,161)	2,583,170
Commercial mortgage-backed securities	364,956	—	(15,020)	349,936
Corporate bonds and other	112,677	—	(9,080)	103,597
Total securities available-for-sale	$5,879,040	$1,611	$(582,094)	$5,298,557

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$496,975	$4	$(14,745)	$482,234
Obligations of states and political subdivisions	1,621,405	934	(125,182)	1,497,157
Residential mortgage-backed securities	2,716,968	7	(352,883)	2,364,092
Commercial mortgage-backed securities	295,663	—	(11,339)	284,324
Corporate bonds and other	112,670	—	(7,715)	104,955
Total securities available-for-sale	$5,243,681	$945	$(511,864)	$4,732,762

The Company did not hold any securities classified as held-to-maturity at March 31, 2024, March 31, 2023, or December 31, 2023.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at March 31, 2024 and 2023, and December 31, 2023, were computed by using scheduled amortization of balances and historical prepayment rates.

The amortized cost and estimated fair value of available-for-sale securities at March 31, 2024, by contractual and expected maturity, are shown below (dollars in thousands):

	Amortized	Estimated
	Cost Basis	Fair Value
Due within one year	$343,112	$337,823
Due after one year through five years	1,374,546	1,288,485
Due after five years through ten years	2,421,721	2,126,343
Due after ten years	1,078,138	905,875
Total	$5,217,517	$4,658,526

The following tables disclose as of March 31, 2024 and 2023, and December 31, 2023, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
March 31, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$2,438	$16	$429,730	$13,215	$432,168	$13,231
Obligations of states and political subdivisions	33,073	114	1,398,108	138,944	$1,431,181	139,058
Residential mortgage-backed securities	22,586	299	2,261,311	386,392	$2,283,897	386,691
Commercial mortgage-backed securities	64,721	507	275,924	11,837	$340,645	12,344
Corporate bonds and other	—	—	104,140	8,361	$104,140	8,361
Total	$122,818	$936	$4,469,213	$558,749	$4,592,031	$559,685

	Less than 12 Months		12 Months or Longer		Total
March 31, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$191,725	$4,193	$292,587	$16,289	$484,312	$20,482
Obligations of states and political subdivisions	126,532	1,448	1,470,950	161,903	1,597,482	163,351
Residential mortgage-backed securities	91,738	2,937	2,489,524	371,224	2,581,262	374,161
Commercial mortgage-backed securities	164,301	3,948	185,635	11,072	349,936	15,020
Corporate bonds and other	42,503	1,167	61,094	7,913	103,597	9,080
Total	$616,799	$13,693	$4,499,790	$568,401	$5,116,589	$582,094

	Less than 12 Months		12 Months or Longer		Total
December 31, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$3,477	$7	$477,306	$14,738	$480,783	$14,745
Obligations of states and political subdivisions	11,855	34	1,427,975	125,148	1,439,830	125,182
Residential mortgage-backed securities	1,631	1	2,361,089	352,882	2,362,720	352,883
Commercial mortgage-backed securities	—	—	284,324	11,339	284,324	11,339
Corporate bonds and other	—	—	104,955	7,715	104,955	7,715
Total	$16,963	$42	$4,655,649	$511,822	$4,672,612	$511,864

The number of investments in an unrealized loss position totaled 832 at March 31, 2024. We believe any unrealized losses in the U.S. treasury securities, obligations of state and political subdivisions, residential and commercial mortgage-backed and asset-backed investment securities, and corporate bonds and other at March 31, 2024 and 2023, and December 31, 2023, are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required on these securities at March 31, 2024 and 2023, and December 31, 2023. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At March 31, 2024, 66.95% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 56.31% are guaranteed by the Texas Permanent School Fund.

Securities, carried at approximately $2,516,117,000 on March 31, 2024, were pledged as collateral for public or trust fund deposits, repurchase agreements, borrowings and for other purposes required or permitted by law.

During the three-months ended March 31, 2024, there were no sales of investment securities that were classified as available-for-sale. During the three-months ended March 31, 2023, sales of investment securities that were classified as available-for-sale were $145,948,000. There were no gross realized security gains or losses from sales and calls during the first quarter of 2024. Gross realized security gains from sales and calls during the first quarter of 2023 totaled $1,052,000. Gross realized security losses from sales or calls during the first quarter of 2023 totaled $1,040,000.

The specific identification method was used to determine cost in order to compute the realized gains and losses.

Note 3 – Loans Held-for-Investment and Allowance for Credit Losses

For the periods ended March 31, 2024 and 2023, and December 31, 2023, the following tables outline the Company’s loan portfolio by the ten portfolio segments where applicable.

Loans held-for-investment by portfolio segment are as follows (dollars in thousands):

	March 31,		December 31,
	2024	2023	2023
Commercial:
C&I	$1,191,516	$954,686	$1,164,811
Municipal	211,013	221,379	214,850
Total Commercial	1,402,529	1,176,065	1,379,661
Agricultural	87,882	77,017	84,890
Real Estate:
Construction & Development	921,773	921,190	963,158
Farm	311,002	307,706	344,954
Non-Owner Occupied CRE	853,721	737,117	827,969
Owner Occupied CRE	1,032,845	1,043,018	1,037,281
Residential	1,918,573	1,628,841	1,834,593
Total Real Estate	5,037,914	4,637,872	5,007,955
Consumer:
Auto	549,837	537,410	521,859
Non-Auto	151,248	147,851	154,426
Total Consumer	701,085	685,261	676,285
Total Loans	7,229,410	6,576,215	7,148,791
Less: Allowance for credit losses	(89,562)	(80,818)	(88,734)
Loans, net	$7,139,848	$6,495,397	$7,060,057

Outstanding loan balances at March 31, 2024 and 2023, and December 31, 2023, are net of unearned income, including net deferred loan fees.

At March 31, 2024, $5,095,506,000 in loans held by our bank subsidiary were subject to blanket liens as security for a line of credit with the Federal Home Loan Bank of Dallas ("FHLB"). At March 31, 2024, this available line of credit was $1,984,900,000. At March 31, 2024, there was $781,500,000 used on the line advance for undisbursed commitments (letters of credit) used to secure public funds.

The Company’s nonaccrual loans and loans still accruing and past due 90 days or more are as follows (dollars in thousands):

	March 31,		December 31,
	2024	2023	2023
Nonaccrual loans	$36,157	$24,171	$33,609
Loans still accruing and past due 90 days or more	33	22	1,004
Total nonperforming loans	$36,190	$24,193	$34,613

The Company had $37,204,000, $24,389,000 and $35,096,000 in nonaccrual, past due 90 days or more and still accruing, and foreclosed assets at March 31, 2024 and 2023, and December 31, 2023, respectively. Nonaccrual loans at March 31, 2024 and 2023, and December 31, 2023, consisted of the following (dollars in thousands):

	March 31,		December 31,
	2024	2023	2023
Commercial:
C&I	$3,950	$5,343	$4,132
Municipal	—	—	—
Total Commercial	3,950	5,343	4,132
Agricultural	2,043	161	155
Real Estate:
Construction & Development	1,976	773	1,444
Farm	4,597	452	4,804
Non-Owner Occupied CRE	9,243	2,907	8,022
Owner Occupied CRE	5,719	6,823	6,822
Residential	7,815	7,232	7,649
Total Real Estate	29,350	18,187	28,741
Consumer:
Auto	486	398	464
Non-Auto	328	82	117
Total Consumer	814	480	581
Total	$36,157	$24,171	$33,609

No significant additional funds are committed to be advanced in connection with nonaccrual loans as of March 31, 2024.

Summary information on the allowance for credit losses for the three-months ended March 31, 2024 and 2023, are outlined by portfolio segment in the following tables (dollars in thousands):

Three-Months Ended March 31, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$15,698	$195	$1,281	$28,553	$2,914
Provision for loan losses	501	—	2,017	(3,709)	(397)
Recoveries	111	—	5	—	—
Charge-offs	(204)	—	(60)	(33)	—
Ending balance	$16,106	$195	$3,243	$24,811	$2,517

Three-Months Ended March 31, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$13,425	$13,813	$11,654	$810	$391	$88,734
Provision for loan losses	1,536	(1,099)	1,813	384	210	1,256
Recoveries	7	42	98	112	47	422
Charge-offs	—	—	—	(399)	(154)	(850)
Ending balance	$14,968	$12,756	$13,565	$907	$494	$89,562

Three-Months Ended March 31, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$16,129	$1,026	$1,041	$26,443	$1,957
Provision for loan losses	(64)	41	(28)	2,084	(20)
Recoveries	52	—	201	100	—
Charge-offs	(34)	—	—	—	—
Ending balance	$16,083	$1,067	$1,214	$28,627	$1,937

Three-Months Ended March 31, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$9,075	$9,928	$9,075	$845	$315	$75,834
Provision for loan losses	(49)	2,013	624	70	36	4,707
Recoveries	25	7	3	132	45	565
Charge-offs	—	—	—	(190)	(64)	(288)
Ending balance	$9,051	$11,948	$9,702	$857	$332	$80,818

Additionally, the Company records a reserve for unfunded commitments in other liabilities, which totaled $7,455,000, $10,397,000 and $7,903,000 at March 31, 2024 and 2023, and December 31, 2023, respectively. The provision for loan losses of $1,256,000 for the three-months ended March 31, 2024 is combined with the reversal of the provision for unfunded commitments of $448,000 and reported in the net aggregate of $808,000 under the provision for credit losses in the consolidated statement of earnings for the three-months ended March 31, 2024.

The $4,707,000 provision for loan losses for the three-months ended March 31, 2023 above is combined with the reversal of provision for unfunded commitments of $1,926,000 and reported in the aggregate of $2,781,000 under the provision for credit losses for the three-months ended March 31, 2023.

The Company’s loans that are individually evaluated for credit losses (both collateral and non-collateral dependent) and their related allowances as of March 31, 2024 and 2023, and December 31, 2023, are summarized in the following tables by loan segment (dollars in thousands):

March 31, 2024	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$756	$3,194	$37,504	$41,454	$1,541	$4,170	$5,711
Municipal	—	—	559	559	—	—	—
Total Commercial	756	3,194	38,063	42,013	1,541	4,170	5,711
Agricultural	713	1,330	4,044	6,087	849	1,881	2,730
Real Estate:
Construction & Development	903	1,073	28,953	30,929	189	2,054	2,243
Farm	—	4,597	1,936	6,533	727	31	758
Non-Owner Occupied CRE	1,850	7,393	22,412	31,655	1,235	1,772	3,007
Owner Occupied CRE	2,827	2,892	35,460	41,179	445	1,793	2,238
Residential	4,404	3,411	31,456	39,271	242	2,014	2,256
Total Real Estate	9,984	19,366	120,217	149,567	2,838	7,664	10,502
Consumer:
Auto	—	486	2,342	2,828	1	4	5
Non-Auto	—	328	764	1,092	72	57	129
Total Consumer	—	814	3,106	3,920	73	61	134
Total	$11,453	$24,704	$165,430	$201,587	$5,301	$13,776	$19,077

March 31, 2023	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$—	$5,343	$20,141	$25,484	$3,582	$3,941	$7,523
Municipal	—	—	907	907	—	—	—
Total Commercial	—	5,343	21,048	26,391	3,582	3,941	7,523
Agricultural	—	161	912	1,073	86	485	571
Real Estate:
Construction & Development	397	376	18,813	19,586	57	2,340	2,397
Farm	452	—	1,232	1,684	—	—	—
Non-Owner Occupied CRE	2,136	771	28,557	31,464	152	1,929	2,081
Owner Occupied CRE	4,111	2,712	31,978	38,801	297	2,308	2,605
Residential	4,771	2,461	28,463	35,695	259	1,404	1,663
Total Real Estate	11,867	6,320	109,043	127,230	765	7,981	8,746
Consumer:
Auto	—	398	1,250	1,648	1	2	3
Non-Auto	—	82	632	714	—	2	2
Total Consumer	—	480	1,882	2,362	1	4	5
Total	$11,867	$12,304	$132,885	$157,056	$4,434	$12,411	$16,845

December 31, 2023	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$1,322	$2,810	$18,633	$22,765	$1,363	$4,495	$5,858
Municipal	—	—	733	733	—	—	—
Total Commercial	1,322	2,810	19,366	23,498	1,363	4,495	5,858
Agricultural	57	98	1,304	1,459	50	700	750
Real Estate:
Construction & Development	758	686	22,545	23,989	148	2,253	2,401
Farm	—	4,804	1,362	6,166	937	57	994
Non-Owner Occupied CRE	1,919	6,103	29,117	37,139	700	2,984	3,684
Owner Occupied CRE	4,661	2,161	35,746	42,568	232	1,431	1,663
Residential	3,909	3,740	30,257	37,906	360	1,799	2,159
Total Real Estate	11,247	17,494	119,027	147,768	2,377	8,524	10,901
Consumer:
Auto	—	464	2,125	2,589	1	3	4
Non-Auto	—	117	782	899	—	60	60
Total Consumer	—	581	2,907	3,488	1	63	64
Total	$12,626	$20,983	$142,604	$176,213	$3,791	$13,782	$17,573

The Company’s allowance for loans that are individually evaluated for credit losses and collectively evaluated for credit losses as of March 31, 2024 and 2023, and December 31, 2023, are summarized in the following table by loan segment (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$5,711	$—	$2,730	$2,243	$758
Loans collectively evaluated for credit losses	10,395	195	513	22,568	1,759
Total	$16,106	$195	$3,243	$24,811	$2,517

March 31, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$3,007	$2,238	$2,256	$5	$129	$19,077
Loans collectively evaluated for credit losses	11,961	10,518	11,309	902	365	70,485
Total	$14,968	$12,756	$13,565	$907	$494	$89,562

March 31, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$7,523	$—	$571	$2,397	$—
Loans collectively evaluated for credit losses	8,560	1,067	643	26,230	1,937
Total	$16,083	$1,067	$1,214	$28,627	$1,937

March 31, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$2,081	$2,605	$1,663	$3	$2	$16,845
Loans collectively evaluated for credit losses	6,970	9,343	8,039	854	330	63,973
Total	$9,051	$11,948	$9,702	$857	$332	$80,818

December 31, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$5,858	$—	$750	$2,401	$994
Loans collectively evaluated for credit losses	9,840	195	531	26,152	1,920
Total	$15,698	$195	$1,281	$28,553	$2,914

December 31, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$3,684	$1,663	$2,159	$4	$60	$17,573
Loans collectively evaluated for credit losses	9,741	12,150	9,495	806	331	71,161
Total	$13,425	$13,813	$11,654	$810	$391	$88,734

The Company’s recorded investment in loans as of March 31, 2024 and 2023, and December 31, 2023, related to the balance in the allowance for credit losses follows below (dollars in thousands):

March 31, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$41,454	$559	$6,087	$30,929	$6,533
Loans collectively evaluated for credit losses	1,150,062	210,454	81,795	890,844	304,469
Total	$1,191,516	$211,013	$87,882	$921,773	$311,002

March 31, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$31,655	$41,179	$39,271	$2,828	$1,092	$201,587
Loans collectively evaluated for credit losses	822,066	991,666	1,879,302	547,009	150,156	7,027,823
Total	$853,721	$1,032,845	$1,918,573	$549,837	$151,248	$7,229,410

March 31, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$25,484	$907	$1,073	$19,586	$1,684
Loans collectively evaluated for credit losses	929,202	220,472	75,944	901,604	306,022
Total	$954,686	$221,379	$77,017	$921,190	$307,706

March 31, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$31,464	$38,801	$35,695	$1,648	$714	$157,056
Loans collectively evaluated for credit losses	705,653	1,004,217	1,593,146	535,762	147,137	6,419,159
Total	$737,117	$1,043,018	$1,628,841	$537,410	$147,851	$6,576,215

December 31, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$22,765	$733	$1,459	$23,989	$6,166
Loans collectively evaluated for credit losses	1,142,046	214,117	83,431	939,169	338,788
Total	$1,164,811	$214,850	$84,890	$963,158	$344,954

December 31, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$37,139	$42,568	$37,906	$2,589	$899	$176,213
Loans collectively evaluated for credit losses	790,830	994,713	1,796,687	519,270	153,527	6,972,578
Total	$827,969	$1,037,281	$1,834,593	$521,859	$154,426	$7,148,791

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
The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at March 31, 2024 (dollars in millions):

March 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$236	$551	$226	$70	$32	$36	$—	$1,151
Special mention	6	17	1	—	—	—	—	24
Substandard	2	10	1	1	2	1	—	17
Doubtful	—	—	—	—	—	—	—	—
Total	$244	$578	$228	$71	$34	$37	$—	$1,192
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$5	$20	$81	$15	$10	$79	$—	$210
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$5	$20	$81	$16	$10	$79	$—	$211
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$18	$54	$6	$3	$1	$—	$—	$82
Special mention	—	1	—	—	—	—	—	1
Substandard	3	1	—	—	—	1	—	5
Doubtful	—	—	—	—	—	—	—	—
Total	$21	$56	$6	$3	$1	$1	$—	$88
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$117	$438	$240	$63	$19	$14	$—	$891
Special mention	7	6	3	—	—	—	—	16
Substandard	1	7	1	6	—	—	—	15
Doubtful	—	—	—	—	—	—	—	—
Total	$125	$451	$244	$69	$19	$14	$—	$922
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$23	$58	$101	$71	$23	$29	$—	$305
Special mention	—	1	—	—	—	—	—	1
Substandard	—	1	—	—	4	—	—	5
Doubtful	—	—	—	—	—	—	—	—
Total	$23	$60	$101	$71	$27	$29	$—	$311
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$59	$133	$244	$174	$104	$108	$—	$822
Special mention	—	—	—	1	1	1	—	3
Substandard	—	2	1	3	7	16	—	29
Doubtful	—	—	—	—	—	—	—	—
Total	$59	$135	$245	$178	$112	$125	$—	$854
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$28	$155	$305	$202	$110	$190	$—	$990
Special mention	—	2	1	8	—	—	—	11
Substandard	—	2	6	5	1	18	—	32
Doubtful	—	—	—	—	—	—	—	—
Total	$28	$159	$312	$215	$111	$208	$—	$1,033
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$130	$450	$424	$302	$151	$281	$141	$1,879
Special mention	—	1	1	1	1	2	1	7
Substandard	2	7	4	4	2	10	3	32
Doubtful	—	—	—	—	—	—	—	—
Total	$132	$458	$429	$307	$154	$293	$145	$1,918
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$91	$175	$188	$64	$22	$8	$—	$548
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1	1	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—
Total	$91	$175	$189	$65	$22	$8	$—	$550
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$18	$59	$41	$20	$3	$2	$7	$150
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$18	$60	$41	$20	$3	$2	$7	$151
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$725	$2,093	$1,856	$984	$475	$747	$148	$7,028
Special mention	13	28	6	10	2	3	1	63
Substandard	8	31	14	21	16	46	3	139
Doubtful	—	—	—	—	—	—	—	—
Total	$746	$2,152	$1,876	$1,015	$493	$796	$152	$7,230
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

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

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at December 31, 2023 (dollars in millions):

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$720	$276	$73	$36	$14	$23	$—	$1,142
Special mention	1	1	—	—	1	—	—	3
Substandard	12	2	2	1	1	2	—	20
Doubtful	—	—	—	—	—	—	—	—
Total	$733	$279	$75	$37	$16	$25	$—	$1,165
Year-to-Date Gross Charge-Offs	$—	$—	$1	$—	$—	$—	$—	$1

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$25	$83	$15	$10	$1	$80	$—	$214
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$25	$83	$16	$10	$1	$80	$—	$215
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$63	$15	$4	$1	$1	$—	$—	$84
Special mention	—	—	—	—	—	—	—	—
Substandard	1	—	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$64	$15	$4	$1	$1	$—	$—	$85
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$515	$311	$78	$20	$9	$6	$—	$939
Special mention	8	2	—	—	—	—	—	10
Substandard	9	4	1	—	—	—	—	14
Doubtful	—	—	—	—	—	—	—	—
Total	$532	$317	$79	$20	$9	$6	$—	$963
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$101	$111	$73	$24	$8	$22	$—	$339
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	5	—	1	—	6
Doubtful	—	—	—	—	—	—	—	—
Total	$101	$111	$73	$29	$8	$23	$—	$345
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$167	$232	$172	$106	$41	$73	$—	$791
Special mention	—	5	1	—	—	2	—	8
Substandard	2	1	2	7	13	4	—	29
Doubtful	—	—	—	—	—	—	—	—
Total	$169	$238	$175	$113	$54	$79	$—	$828
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$154	$305	$217	$114	$62	$142	$—	$994
Special mention	1	1	4	—	1	1	—	8
Substandard	3	6	4	—	7	15	—	35
Doubtful	—	—	—	—	—	—	—	—
Total	$158	$312	$225	$114	$70	$158	$—	$1,037
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$477	$415	$313	$158	$67	$229	$138	$1,797
Special mention	1	2	2	2	—	3	1	11
Substandard	4	4	3	3	3	7	3	27
Doubtful	—	—	—	—	—	—	—	—
Total	$482	$421	$318	$163	$70	$239	$142	$1,835
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$195	$212	$74	$26	$10	$2	$—	$519
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	1	1	—	—	—	3
Doubtful	—	—	—	—	—	—	—	—
Total	$195	$213	$75	$27	$10	$2	$—	$522
Year-to-Date Gross Charge-Offs	$—	$1	$—	$—	$—	$—	$—	$1

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$71	$47	$22	$4	$1	$1	$7	$153
Special mention	—	—	—	—	—	—	—	—
Substandard	1	—	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$72	$47	$22	$4	$1	$1	$7	$154
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$2,488	$2,007	$1,041	$499	$214	$578	$145	$6,972
Special mention	11	11	7	2	2	6	1	40
Substandard	32	18	14	17	24	29	3	137
Doubtful	—	—	—	—	—	—	—	—
Total	$2,531	$2,036	$1,062	$518	$240	$613	$149	$7,149
Year-to-Date Gross Charge-Offs	$—	$1	$1	$—	$—	$—	$—	$2

At March 31, 2024 and 2023, and December 31, 2023, the Company’s past due loans are as follows (dollars in thousands):

March 31, 2024	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$6,462	$250	$1,594	$8,306	$1,183,210	$1,191,516	$33
Municipal	25	—	—	25	210,988	211,013	—
Total Commercial	6,487	250	1,594	8,331	1,394,198	1,402,529	33
Agricultural	624	—	71	695	87,187	87,882	—
Real Estate:
Construction & Development	9,277	258	1,347	10,882	910,891	921,773	—
Farm	855	7	95	957	310,045	311,002	—
Non-Owner Occupied CRE	1,840	19	1,374	3,233	850,488	853,721	—
Owner Occupied CRE	3,269	—	70	3,339	1,029,506	1,032,845	—
Residential	13,804	414	2,540	16,758	1,901,815	1,918,573	—
Total Real Estate	29,045	698	5,426	35,169	5,002,745	5,037,914	—
Consumer:
Auto	967	120	—	1,087	548,750	549,837	—
Non-Auto	219	13	—	232	151,016	151,248	—
Total Consumer	1,186	133	—	1,319	699,766	701,085	—
Total	$37,342	$1,081	$7,091	$45,514	$7,183,896	$7,229,410	$33

March 31, 2023	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,952	$292	$1,825	$6,069	$948,617	$954,686	$14
Municipal	209	—	—	209	221,170	221,379	—
Total Commercial	4,161	292	1,825	6,278	1,169,787	1,176,065	14
Agricultural	816	25	24	865	76,152	77,017	—
Real Estate:
Construction & Development	7,058	332	—	7,390	913,800	921,190	—
Farm	264	—	372	636	307,070	307,706	—
Non-Owner Occupied CRE	3,183	—	695	3,878	733,239	737,117	—
Owner Occupied CRE	3,886	—	—	3,886	1,039,132	1,043,018	—
Residential	7,484	744	767	8,995	1,619,846	1,628,841	—
Total Real Estate	21,875	1,076	1,834	24,785	4,613,087	4,637,872	—
Consumer:
Auto	683	41	9	733	536,677	537,410	8
Non-Auto	136	—	—	136	147,715	147,851	—
Total Consumer	819	41	9	869	684,392	685,261	8
Total	$27,671	$1,434	$3,692	$32,797	$6,543,418	$6,576,215	$22

December 31, 2023	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$8,789	$1,624	$1,700	$12,113	$1,152,698	$1,164,811	$141
Municipal	102	—	—	102	214,748	214,850	—
Total Commercial	8,891	1,624	1,700	12,215	1,367,446	1,379,661	141
Agricultural	850	246	4	1,100	83,790	84,890	—
Real Estate:
Construction & Development	8,887	2,115	1,856	12,858	950,300	963,158	863
Farm	1,024	195	—	1,219	343,735	344,954	—
Non-Owner Occupied CRE	3,565	—	—	3,565	824,404	827,969	—
Owner Occupied CRE	2,818	240	1,823	4,881	1,032,400	1,037,281	—
Residential	12,293	828	2,816	15,937	1,818,656	1,834,593	—
Total Real Estate	28,587	3,378	6,495	38,460	4,969,495	5,007,955	863
Consumer:
Auto	1,482	251	24	1,757	520,102	521,859	—
Non-Auto	341	51	—	392	154,034	154,426	—
Total Consumer	1,823	302	24	2,149	674,136	676,285	—
Total	$40,151	$5,550	$8,223	$53,924	$7,094,867	$7,148,791	$1,004

* The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

Modifications of receivables to debtors experiencing financial difficulty

On January 1, 2023, the Company adopted the accounting guidance in ASU 2022-02, which eliminates the recognition and measurement of a troubled debt restructuring ("TDR). Due to the removal of the TDR designation, the Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, term extensions, interest rate reduction, and combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows.

An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses due to the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. During the three-months ended March 31, 2024 and 2023, respectively, loan modifications made to borrowers experiencing financial difficulty was insignificant.

Note 4 - Loans Held-for-Sale

Loans held-for-sale totaled $16,109,000, $11,996,000 and $14,253,000 at March 31, 2024 and 2023, and December 31, 2023, respectively. At March 31, 2024 and 2023, and December 31, 2023, $1,029,000, $230,000 and $3,176,000, respectively, are valued at the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

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

The fair values of IRLCs are based on current secondary market prices for underlying loans and estimated servicing value with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability (pull-through rate) net of estimated costs to originate the loan. The fair value of IRLCs is subject to change primarily due to changes in interest rates and the estimated pull-through rate. These commitments are classified as Level 3 in the fair value disclosures (see Note 9).

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

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions (dollars in thousands):

March 31, 2024:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$53,206	$803	$—
Forward mortgage-backed securities trades	70,000	—	91

March 31, 2023:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$58,706	$827	$—
Forward mortgage-backed securities trades	69,500	—	334

December 31, 2023:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$28,956	$427	$—
Forward mortgage-backed securities trades	35,000	—	288

Note 6 – Borrowings

Borrowings consisted of the following (dollars in thousands):

	March 31,		December 31,
	2024	2023	2023
Securities sold under agreements with customers to repurchase	$307,297	$608,299	$381,928
Federal funds purchased	5,750	3,575	1,100
Other borrowings	21,053	21,053	21,053
Total	$334,100	$632,927	$404,081

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

The Company renewed its loan agreement, effective June 30, 2023, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25,000,000 on a revolving line of credit. There was no outstanding balance under the line of credit as of March 31, 2024.

During 2021, the Company began investing in qualifying Community Development Entities ("CDE") under the federal New Market Tax Credits ("NMTC") program. See Note 7 for further discussion of our activity and related balances on the consolidated balance sheets, including the $21,053,000 in other borrowings shown above.

Note 7 - Income Taxes

Income tax expense was $11,480,000 for the first quarter of 2024 as compared to $11,688,000 for the same period in 2023. The Company’s effective tax rates on pretax income were 17.70% and 18.19% for the first quarters of 2024 and 2023, respectively. The effective tax rates differ from the statutory federal tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan, excess tax benefits for distributions under our deferred compensation plan and vesting of equity awards, and NMTC benefits.

Low Income Housing Tax Credit Investments - During 2021, the Company began investing in an affordable housing fund that will invest in real estate projects that qualify for the federal low-income housing tax credit ("LIHTC") program designed to promote private development of low income housing. The investments made by the fund will generate a return to the Company primarily through the realization of LIHTCs, and also through federal tax deductions generated from the ongoing operating losses from the investees of the fund. The Company's investment in the fund will be amortized through income tax expense using the proportional amortization method as related tax credits are utilized by the Company. The initial capital contribution commitment to the fund was for up to $5,500,000. Contributions were $978,000 at March 31, 2024, and $131,000 at March 31, 2023, and $615,000 at December 31, 2023, respectively, which is included in other assets on the consolidated balance sheet.

New Market Tax Credit Investments - During 2021, the Company began investing in qualifying CDEs under the federal NMTC program. NMTC investments are made through the third-party CDEs which are qualified through the U.S. Department of Treasury and receive periodic allocation of amounts under the NMTC program. NMTCs are generated from qualified investments by the CDEs utilizing equity investments made by a taxpayer, like the Company. Through these equity investments, the Company will receive the tax benefits from the NMTCs equal to 39% of the qualified investment from the CDE to qualifying eligible projects over a sever year period. The Company's equity investments in the CDEs is amortized using the proportional amortization method and related tax credits are allocated to the Company. At March 31, 2024, March 31, 2023, and December 31, 2023, the consolidated balance sheet of the Company included a $18,000,000 loan to the investee in loans and the $21,053,000 leveraged loan from the investee in other borrowings (see Note 6). At March 31, 2024 and 2023, and December 31, 2023, the consolidated balance sheet of the Company included CDE investments in other assets of $25,411,000, $26,553,000, and $25,738,000, respectively.

Note 8 - Stock Based Compensation

On April 27, 2021, the Company’s shareholders approved the 2021 Omnibus Stock and Incentive Plan (“2021 Plan”) and reserved 2,500,000 shares of the Company’s common stock for issuance under this plan. At March 31, 2024, the Company had 1,617,290 shares of stock remaining for issuance under the plan. The 2021 Plan supersedes all prior stock option and restricted stock plans with shares previously reserved for issuance under such plans cancelled.

Restricted Stock Units

Under the 2021 Plan, the Company grants restricted stock units under compensation arrangements for the benefit of employees, senior and executive officers and directors. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements. The following table summarizes information about the changes in restricted stock units for the three-months ended March 31, 2024 and 2023.

	For the Three-Months Ended March 31,
	2024		2023
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	53,817	$37.04	39,657	$47.83
Grants	—	—	—	—
Vesting	—	—	—	—
Forfeited/expired	(599)	33.89	(2,888)	47.87
Balance at end of period	53,218	$37.07	36,769	$47.83

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

The following table summarizes information about the changes in PSUs as of and for the three-months ended March 31, 2024 and 2023.

	For the Three-Months Ended March 31,
	2024		2023
	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	75,227	$40.24	47,082	$48.00
Grants	—	—	—	—
Vesting	(20,532)	48.91	—	—
Forfeited/expired	(686)	35.61	(3,456)	48.04
Balance at end of period	54,009	$37.00	43,626	$48.00

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

The following table summarizes information about vested and unvested restricted stock.

	For the Three-Months Ended March 31,
	2024		2023
	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	25,190	$27.79	24,813	$36.21
Grants	—	—	—	—
Vesting	—	—	(2,872)	28.25
Forfeited/expired	—	—	(1,105)	29.70
Balance at end of period	25,190	$27.79	20,836	$37.53

The total fair value of restricted stock vested for the three-months ended March 31, 2024 and 2023, was $650,000 and $98,000, respectively.

The Company recorded restricted stock unit, performance-based restricted stock unit and restricted stock award expense for employees of $469,000 and $358,000 for the three-months ended March 31, 2024 and 2023, respectively. The Company recorded director expense related to these restricted stock grants of $175,000 and $150,000, for the three-months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024 and 2023, there were $2,514,000 and $2,576,000, respectively, of total unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance-based restricted stock units which is expected to be recognized over a weighted-average period of 1.14 years and 1.17 years, respectively. At March 31, 2024 and 2023, and December 31, 2023, there was $111,000, $82,000 and $124,000, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting.

Stock Option Plans

Prior to the approval of the 2021 Plan, the 2012 Incentive Stock Option Plan (the “2012 Plan”) provided for the granting of options to employees of the Company at prices not less than market value at the date of the grant. The 2012 Plan provided that options granted vest and are exercisable after two years from the date of grant and vest at a rate of 20% each year thereafter and have a 10-year term. The most recent grants from the 2021 Plan provided that 20% of the options granted vest and are exercisable after one year from the date of grant and the remaining options vest and are exercisable at a rate of 20% each year thereafter and have a 10-year term. Shares are issued under the 2012 Plan and the 2021 Plan from available authorized shares. An analysis of stock option activity for the three-months ended March 31, 2024 is presented in the table and narrative below:

	Shares	Weighted- Average Ex. Price
Outstanding, December 31, 2023	1,552,249	$30.45
Granted	—	—
Exercised	(82,614)	20.77
Cancelled	(21,692)	36.49
Outstanding, March 31, 2024	1,447,943	30.91
Exercisable, March 31, 2024	813,657	$25.85

The options outstanding at March 31, 2024 had exercise prices ranging between $16.95 and $48.91. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees.

The Company recorded stock option expense totaling $485,000 and $444,000 for the three-months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, there was $4,723,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.44 years. The total fair value of shares vested during the three-months ended March 31, 2024 and 2023 was $46,000 and $15,000, respectively.

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

There were no transfers between Level 2 and Level 3 during the three-months ended March 31, 2024 and 2023, and the year ended December 31, 2023.

The following table summarizes the Company’s available-for-sale securities, loans held-for-sale, and derivatives which are measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

March 31, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$432,168	$—	$—	$432,168
Obligations of state and political subdivisions	—	1,454,035	—	1,454,035
Corporate bonds	—	99,717	—	99,717
Residential mortgage-backed securities	—	2,299,277	—	2,299,277
Commercial mortgage-backed securities	—	368,906	—	368,906
Other securities	4,423	—	—	4,423
Total	$436,591	$4,221,935	$—	$4,658,526
Loans held-for-sale	$—	$15,080	$—	$15,080
IRLCs	$—	$—	$803	$803
Forward mortgage-backed securities trades	$—	$(91)	$—	$(91)

March 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$488,242	$—	$—	$488,242
Obligations of states and political subdivisions	—	1,773,612	—	1,773,612
Corporate bonds	—	99,620	—	99,620
Residential mortgage-backed securities	—	2,583,170	—	2,583,170
Commercial mortgage-backed securities	—	349,936	—	349,936
Other securities	3,977	—	—	3,977
Total	$492,219	$4,806,338	$—	$5,298,557
Loans held-for-sale	$—	$11,766	$—	$11,766
IRLCs	$—	$—	$827	$827
Forward mortgage-backed securities trades	$—	$(334)	$—	$(334)

December 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$482,234	$—	$—	$482,234
Obligations of state and political subdivisions	—	1,497,157	—	1,497,157
Corporate bonds	—	100,471	—	100,471
Residential mortgage-backed securities	—	2,364,092	—	2,364,092
Commercial mortgage-backed securities	—	284,324	—	284,324
Other securities	4,484	—	—	4,484
Total	$486,718	$4,246,044	$—	$4,732,762
Loans held-for-sale	$—	$11,077	$—	$11,077
IRLCs	$—	$—	$427	$427
Forward mortgage-backed securities trades	$—	$(288)	$—	$(288)

The following table summarizes the Company’s loans held-for-sale at fair value and the net unrealized gains as of the balance sheet dates shown below (dollars in thousands):

	March 31,		December 31,
	2024	2023	2023
Unpaid principal balance on loans held-for-sale	$14,701	$11,416	$10,757
Net unrealized gains on loans held-for-sale	379	350	320
Loans held-for-sale at fair value	$15,080	$11,766	$11,077

The following table summarizes the Company’s gains on sale and fees of mortgage loans for the three-months ended March 31, 2024 and 2023 (dollars in thousand):

	Three-Months Ended March 31,
	2024	2023
Realized gain on sale and fees on mortgage loans*	$2,580	$2,859
Change in fair value on loans held-for-sale and IRLCs	351	534
Change in forward mortgage-backed securities trades	197	(419)
Total gain on sale of mortgage loans	$3,128	$2,974

* This includes gains on loans held-for-sale carried under the fair value method and lower of cost or market.

No residential mortgage loans held-for-sale were 90 days or more past due or considered nonaccrual as of March 31, 2024, March 31, 2023, or December 31, 2023. No significant credit losses were recognized on mortgage loans held-for-sale for the three-months ended March 31, 2024 and 2023.

Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include other real estate owned, goodwill and other intangible assets, and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three-months ended March 31, 2024 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no other real estate owned properties that were re-measured subsequent to their initial transfer to other real estate owned during the three-months ended March 31, 2024 and 2023.

At March 31, 2024 and 2023, and December 31, 2023, other real estate owned totaled $937,000, $175,000, and $483,000, respectively.

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

	March 31,				December 31,
	2024		2023		2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$222,464	$222,464	$224,875	$224,875	$281,354	$281,354	Level 1
Federal funds sold	12,300	12,300	—	—	—	—	Level 1
Interest-bearing demand deposits in banks	365,397	365,397	221,336	221,336	255,237	255,237	Level 1
Available-for-sale securities	4,658,526	4,658,526	5,298,557	5,298,557	4,732,762	4,732,762	Levels 1 and 2
Loans held-for-investment, net of allowance for credit losses	7,139,847	7,141,043	6,495,397	6,464,027	7,060,057	7,036,722	Level 3
Loans held-for-sale	16,109	16,109	11,996	12,018	14,253	14,378	Level 2
Accrued interest receivable	56,278	56,278	50,658	50,658	58,544	58,544	Level 2
Deposits with stated maturities	938,541	938,459	739,498	736,434	938,980	938,534	Level 2
Deposits with no stated maturities	10,351,267	10,351,267	10,196,920	10,196,920	10,199,320	10,199,320	Level 1
Repurchase Agreements	307,297	307,297	608,299	608,299	381,928	381,928	Level 2
Borrowings	26,803	26,803	24,628	24,628	22,153	22,153	Level 2
Accrued interest payable	8,362	8,362	3,617	3,617	10,215	10,215	Level 2
IRLCs	803	803	827	827	427	427	Level 3
Forward mortgage-backed securities trades asset (liability)	(91)	(91)	(334)	(334)	(288)	(288)	Level 2

Note 10 - Subsequent Events

Effective April 22, 2024, First Financial Bank, N.A. and First Financial Trust and Asset Management Company, N.A. converted their charters to a Texas state banking association and a Texas chartered trust company, respectively. The Bank is now a Texas banking association chartered and regulated by the Texas Department of Banking and Trust Company is now a Texas trust company chartered and regulated by the Texas Department of Banking. The Bank will continue to be a member bank of the Federal Reserve system and maintain FDIC deposit insurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” “could,” “may,” or “would” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited, to those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, under the heading “Risk Factors,” and the following:

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
•
the rise of Artificial Intelligence as a commonly used resource; and
•
our success at managing the risk involved in the foregoing items.

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

Introduction

As a financial holding company, we generate most of our revenue from interest on loans and investments, trust fees, gain on sale of mortgage loans and service charges and fees on deposit accounts. Our primary source of funding for our loans and investments are deposits held by our bank subsidiary, First Financial Bank. Our largest expenses are salaries and related employee benefits. We measure our performance by calculating our return on average assets, return on average equity, regulatory capital ratios, net interest margin and efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income.

The following discussion and analysis of operations and financial condition should be read in conjunction with the financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as those included in the Company’s 2023 Annual Report on Form 10-K.

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

Stock Repurchase

On July 27, 2021, the Company's Board of Directors authorized the repurchase of up to 5 million common shares through July 31, 2023. On July 25, 2023, the Company's Board of Directors renewed the prior authorization through July 31, 2024. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades, or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Under the current authorization, the Company has repurchased and retired 101,337 shares (all during September 2023) at an average price of $26.99 per share.

Recent Developments

Effective April 22, 2024, First Financial Bank, N.A. and First Financial Trust and Asset Management Company, N.A. converted their charters to a Texas state banking association and a Texas chartered trust company, respectively. The Bank is now a Texas banking association chartered and regulated by the Texas Department of Banking and Trust Company is now a Texas trust company chartered and regulated by the Texas Department of Banking. The Bank will continue to be a member bank of the Federal Reserve system and maintain FDIC deposit insurance.

Results of Operations

Performance Summary. Net earnings for the first quarter of 2024 were $53.40 million compared to earnings of $52.57 million for the first quarter of 2023. Diluted earnings per share was $0.37 for both quarters ended March 31, 2024 and 2023, respectively.

The return on average assets was 1.62% for the first quarter of 2024, as compared to 1.65% for the first quarter of 2023. The return on average equity was 14.43% for the first quarter of 2024 as compared to 16.32% for the first quarter of 2023.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $102.82 million for the first quarter of 2024, as compared to $99.42 million for the same period last year. The increase in 2024 tax equivalent net interest income compared to 2023 was largely attributable to the change in the mix of interest earning assets primarily derived from an increase in average loans offset by a decrease in taxable and tax-exempt investment securities. Additionally, the rates received on loans continued to increase along with the rates paid on deposits and borrowings. Average earning assets were $12.37 billion for the first quarter of 2024, as compared to $12.07 billion during the first quarter of 2023. The increase of $295.97 million in average earning assets in 2024 when compared to 2023 was primarily a result of (i) an increase in loans of $705.09 million, offset by (ii) a decrease in tax-exempt securities of $316.03 million, and (iii) a decrease in taxable investment securities of $295.93 million, when compared to the three-months ended March 31, 2023 average balances. Average interest-bearing liabilities were $8.33 billion for the first quarter of 2024, as compared to $7.71 billion in the same period in 2023. The yield on earning assets increased 76 basis points while the rate paid on interest-bearing liabilities increased 105 basis points for the first quarter of 2024 compared to the first quarter of 2023.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (dollars in thousands):

	Three-Months Ended March 31, 2024 Compared to Three-Months Ended March 31, 2023
	Change Attributable to		Total
	Volume	Rate	Change
Short-term investments	$2,288	$776	$3,064
Taxable investment securities	(1,675)	845	(830)
Tax-exempt investment securities (1)	(2,301)	(648)	(2,949)
Loans (1) (2)	9,704	18,440	28,144
Interest income	8,016	19,413	27,429
Interest-bearing deposits	2,456	20,982	23,438
Repurchase agreements	(1,371)	888	(483)
Borrowings	650	426	1,076
Interest expense	1,735	22,296	24,031
Net interest income	$6,281	$(2,883)	$3,398

(1)
Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(2)
Nonaccrual loans are included in loans.

The net interest margin, on a tax equivalent basis, was 3.34% for the first quarters of 2024 and 2023, respectively. We experienced downward pressure on our net interest margin during the past year primarily due to (i) the effects of the Federal Reserve Board's accelerated rate of raising interest rates in 2022 and 2023, which was preceded by the extended period of historically low levels of short-term interest rates, and (ii) the shift in the mix of interest-earning assets and interest-bearing deposits. The Federal Reserve began aggressively increasing interest rates in March 2022 and continuing into 2023 with increases of 25 basis points in February, March, May, and July 2023, respectively, resulting in a target rate range of 5.25% to 5.50% at March 31, 2024.

Loan rates on variable loans have increased as the majority of such loans are indexed to the applicable prime rate (currently 8.50% at March 31, 2024), subject to underlying floors. With the latest increase in the federal funds rate, the majority of variable rate loans have increased (see additional discussion beginning on page 49).

We have approximately $965 million of municipal and related deposits which are indexed to short-term treasury rates which have continued to increase with the changes in the applicable rate index. Average municipal and related deposits totaled $1.55 billion and $1.48 billion for the three-months ended March 31, 2024 and 2023, respectively, with an average rate paid of 3.87% and 2.39%, for the respective three-months then ended.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (dollars in thousands, except percentages):

	Three-Months Ended March 31,
	2024			2023
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$348,892	$4,714	5.43%	$146,049	$1,650	4.58%
Taxable investment securities (2)	3,376,324	19,952	2.36	3,672,257	20,782	2.26
Tax-exempt investment securities (2)(3)	1,434,505	9,794	2.73	1,750,533	12,743	2.91
Loans (3)(4)	7,205,424	117,608	6.56	6,500,332	89,464	5.58
Total earning assets	12,365,145	$152,068	4.95%	12,069,171	$124,639	4.19%
Cash and due from banks	246,781			242,210
Bank premises and equipment, net	151,316			153,326
Other assets	240,976			228,518
Goodwill and other intangible assets, net	314,549			315,410
Allowance for credit losses	(88,737)			(76,122)
Total assets	$13,230,030			$12,932,513
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$7,878,094	$45,250	2.31%	$7,080,518	$21,812	1.25%
Repurchase agreements	317,439	2,562	3.25	577,314	3,045	2.14
Borrowings	132,963	1,441	4.36	47,823	365	3.10
Total interest-bearing liabilities	8,328,496	$49,253	2.38%	7,705,655	$25,222	1.33%
Noninterest-bearing deposits	3,346,757			3,860,472
Other liabilities	66,134			60,028
Total liabilities	11,741,387			11,626,155
Shareholders’ equity	1,488,643			1,306,358
Total liabilities and shareholders’ equity	$13,230,030			$12,932,513
Net interest income (tax equivalent)		$102,815			$99,417
Rate Analysis:
Interest income/earning assets			4.95%			4.19%
Interest expense/earning assets			(1.61)			(0.85)
Net interest margin			3.34%			3.34%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Includes tax equivalent yield adjustment of approximately $2.57 million and $3.13 million in the first quarters of 2024 and 2023, respectively, using an effective tax rate of 21% for both periods.
(4)
Includes nonaccrual loans.

Noninterest Income. Noninterest income for the first quarter of 2024 was $29.38 million compared to $28.01 million in the same quarter of 2023. Trust fees increased to $11.38 million for the first quarter of 2024 compared to $9.85 million for the first quarter of 2023, driven by the increase in market value of trust assets managed to $10.15 billion at March 31, 2024, compared to $9.10 billion at March 31, 2023. Service charges on deposits increased to $6.25 million for the first quarter of 2024 compared with $6.04 million for the first quarter of 2023, driven by the growth of over 2,000 net new accounts opened during the first quarter of 2024. Mortgage related income increased to $3.13 million for the first quarter of 2024 compared to $2.97 million in the first quarter of 2023 due to a slight increase in mortgage loans originated.

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

Table 3 - Noninterest Income (dollars in thousands):

	Three-Months Ended March 31,
	2024	Increase (Decrease)	2023
Trust fees	$11,379	$1,534	$9,845
Service charges on deposit accounts	6,246	210	6,036
Debit card fees	4,891	(45)	4,936
Credit card fees	631	22	609
Gain on sale and fees on mortgage loans	3,128	154	2,974
Net gain on sale of available-for-sale securities	—	(12)	12
Net gain (loss) on sale of foreclosed assets	—	(34)	34
Net gain (loss) on sale of assets	—	(930)	930
Interest on loan recoveries	555	209	346
Other:
Check printing fees	11	(9)	20
Safe deposit rental fees	263	(17)	280
Credit life fees	227	86	141
Brokerage commissions	393	35	358
Wire transfer fees	438	51	387
Miscellaneous income	1,221	122	1,099
Total other	2,553	268	2,285
Total Noninterest Income	$29,383	$1,376	$28,007

Noninterest Expense. Total noninterest expense for the first quarter of 2024 was $63.94 million, compared to $57.26 million for the same period of 2023. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio was 48.37% for the first quarter of 2024 compared to 44.93% for the same quarter in 2023.

Salaries, commissions and employee benefits for the first quarter of 2024 totaled $36.68 million, compared to $31.46 million for the same period in 2023. The net increase was primarily a result of merit-based and market driven pay increases and an increase of $1.65 million in profit sharing expense, an increase of $1.29 million in medical insurance expense and an increase of $1.18 million in officer incentive accruals.

All other categories of noninterest expense for the first quarter of 2024 totaled $27.26 million, compared to $25.80 million in the same quarter a year ago. Noninterest expense, excluding salary related costs, for the three-months ended March 31, 2024 increased largely due to increases in software amortization and FDIC insurance fees. An additional $440 thousand was accrued in the first quarter of 2024 for the FDIC special assessment over the Company's regular accrual.

Table 4 - Noninterest Expense (dollars in thousands):

	Three-Months Ended March 31,
	2024	Increase (Decrease)	2023
Salaries, commissions and incentives (excluding mortgage)	$25,256	$1,926	$23,330
Mortgage salaries and incentives	1,999	102	1,897
Medical	3,605	1,286	2,319
Profit sharing	1,680	1,650	30
401(k) match expense	989	20	969
Payroll taxes	2,200	86	2,114
Stock based compensation	954	152	802
Total salaries and employee benefits	36,683	5,222	31,461
Net occupancy expense	3,470	40	3,430
Equipment expense	2,237	110	2,127
FDIC insurance premiums	1,965	311	1,654
Debit card expense	3,058	(141)	3,199
Professional and service fees	2,396	31	2,365
Printing, stationery and supplies	447	(263)	710
Operational and other losses	1,154	223	931
Software amortization and expense	3,005	694	2,311
Amortization of intangible assets	157	(71)	228
Other:
Data processing fees	618	123	495
Postage	385	12	373
Advertising	716	123	593
Correspondent bank service charges	240	25	215
Telephone	845	15	830
Public relations and business development	739	(143)	882
Directors’ fees	699	33	666
Audit and accounting fees	409	(211)	620
Legal fees and other related costs	262	20	242
Regulatory exam fees	315	4	311
Travel	383	(62)	445
Courier expense	307	29	278
Other real estate owned	52	52	—
Other miscellaneous expense	3,398	508	2,890
Total other	9,368	528	8,840
Total Noninterest Expense	$63,940	$6,684	$57,256

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. As of March 31, 2024, total loans held-for-investment were $7.23 billion, an increase of $80.62 million, as compared to December 31, 2023.

As compared to year-end 2023 balances, total real estate loans increased $29.96 million, total consumer loans increased $24.80 million, total commercial loans increased $22.87 million, and agricultural loans increased $2.99 million. Loans averaged $7.21 billion for the first quarter of 2024, an increase of $705.09 million over the prior year first quarter average balances.

Our loan portfolio segments include C&I, Municipal, Agricultural, Construction and Development, Farm, Non-Owner Occupied and Owner Occupied CRE, Residential, Consumer Auto and Consumer Non-Auto. This segmentation allows for a more precise pooling of loans with similar credit risk characteristics and credit monitor procedures for the Company’s calculation of its allowance for credit losses.

Table 5 outlines the composition of the Company’s held-for-investment loans by portfolio segment.

Table 5 - Composition of Loans Held-for-Investment (dollars in thousands):

	March 31,		December 31,
	2024	2023	2023
Commercial:
C&I	$1,191,516	$954,686	$1,164,811
Municipal	211,013	221,379	214,850
Total Commercial	1,402,529	1,176,065	1,379,661
Agricultural	87,882	77,017	84,890
Real Estate:
Construction & Development	921,773	921,190	963,158
Farm	311,002	307,706	344,954
Non-Owner Occupied CRE	853,721	737,117	827,969
Owner Occupied CRE	1,032,845	1,043,018	1,037,281
Residential	1,918,573	1,628,841	1,834,593
Total Real Estate	5,037,914	4,637,872	5,007,955
Consumer:
Auto	549,837	537,410	521,859
Non-Auto	151,248	147,851	154,426
Total Consumer	701,085	685,261	676,285
Total	$7,229,410	$6,576,215	$7,148,791

Loans held-for-sale, consisting of secondary market mortgage loans, totaled $16.11 million, $12.00 million, and $14.25 million at March 31, 2024 and 2023, and December 31, 2023, respectively. At March 31, 2024 and 2023, and December 31, 2023, $1.03 million, $230 thousand and $3.18 million, respectively, are valued using the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

The following tables summarize maturity information of our loan portfolio as of March 31, 2024. The tables also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

Maturity Distribution and Interest Sensitivity of Loans at March 31, 2024 (dollars in thousands):

Total Loans Held-for-Investment:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$449,898	$627,768	$88,901	$24,949	$1,191,516
Municipal	2,911	55,578	99,154	53,370	211,013
Total Commercial	452,809	683,346	188,055	78,319	1,402,529
Agricultural	68,706	18,439	737	—	87,882
Real Estate:
Construction & Development	386,592	210,092	213,262	111,827	921,773
Farm	23,894	42,564	156,871	87,673	311,002
Non-Owner Occupied CRE	110,964	278,773	338,653	125,331	853,721
Owner Occupied CRE	48,282	295,911	477,463	211,189	1,032,845
Residential	142,525	153,776	751,148	871,124	1,918,573
Total Real Estate	712,257	981,116	1,937,397	1,407,144	5,037,914
Consumer:
Auto	6,864	542,055	918	—	549,837
Non-Auto	32,736	91,640	20,867	6,005	151,248
Total Consumer	39,600	633,695	21,785	6,005	701,085
Total	$1,273,372	$2,316,596	$2,147,974	$1,491,468	$7,229,410
% of Total Loans	17.61%	32.05%	29.71%	20.63%	100.00%

Loans with fixed interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$77,190	$351,662	$12,087	$—	$440,939
Municipal	2,870	54,735	68,706	8,094	134,405
Total Commercial	80,060	406,397	80,793	8,094	575,344
Agricultural	6,362	12,560	124	—	19,046
Real Estate:
Construction & Development	160,461	153,970	38,129	6,012	358,572
Farm	6,850	30,494	92,427	3,170	132,941
Non-Owner Occupied CRE	36,959	174,635	53,511	4,077	269,182
Owner Occupied CRE	25,670	170,521	30,990	160	227,341
Residential	61,252	120,629	470,402	109,871	762,154
Total Real Estate	291,192	650,249	685,459	123,290	1,750,190
Consumer:
Auto	6,864	542,055	918	—	549,837
Non-Auto	29,317	90,410	20,562	3,243	143,532
Total Consumer	36,181	632,465	21,480	3,243	693,369
Total	$413,795	$1,701,671	$787,856	$134,627	$3,037,949
% of Total Loans	5.72%	23.54%	10.90%	1.86%	42.02%

Loans with variable interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$372,708	$276,106	$76,814	$24,949	$750,577
Municipal	41	843	30,448	45,276	76,608
Total Commercial	372,749	276,949	107,262	70,225	827,185
Agricultural	62,344	5,879	613	—	68,836
Real Estate:
Construction & Development	226,131	56,122	175,133	105,815	563,201
Farm	17,044	12,070	64,444	84,503	178,061
Non-Owner Occupied CRE	74,005	104,138	285,142	121,254	584,539
Owner Occupied CRE	22,612	125,390	446,473	211,029	805,504
Residential	81,273	33,147	280,746	761,253	1,156,419
Total Real Estate	421,065	330,867	1,251,938	1,283,854	3,287,724
Consumer:
Auto	—	—	—	—	—
Non-Auto	3,419	1,230	305	2,762	7,716
Total Consumer	3,419	1,230	305	2,762	7,716
Total	$859,577	$614,925	$1,360,118	$1,356,841	$4,191,461
% of Total Loans	11.89%	8.51%	18.81%	18.77%	57.98%
Of the $4.19 billion of variable interest rate loans shown above, loans totaling $1.64 billion mature or reprice over the next twelve months. Of this amount, approximately $1.31 billion will reprice immediately upon changes in the underlying index rate (primarily U.S. prime rate) with the remaining $334 million being subject to floors above or ceilings below the current index.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and foreclosed assets were $37.20 million at March 31, 2024, as compared to $24.39 million at March 31, 2023 and $35.10 million at December 31, 2023. As a percent of loans held-for-investment and foreclosed assets, these assets were 0.51% at March 31, 2024, 0.37% at March 31, 2023, and 0.49% at December 31, 2023. As a percent of total assets, these assets were 0.28% at March 31, 2024, as compared to 0.19% at March 31, 2023 and 0.27% at December 31, 2023, respectively. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at March 31, 2024.

Table 6 – Nonaccrual, Past Due 90 Days or More and Still Accruing, and Foreclosed Assets (dollars in thousands, except percentages):

	March 31,		December 31,
	2024	2023	2023
Nonaccrual loans	$36,157	$24,171	$33,609
Loans still accruing and past due 90 days or more	33	22	1,004
Total nonperforming loans	36,190	24,193	34,613
Foreclosed assets	1,014	196	483
Total nonperforming assets	$37,204	$24,389	$35,096
As a % of loans held-for-investment and foreclosed assets	0.51%	0.37%	0.49%
As a % of total assets	0.28	0.19	0.27

We record interest payments received on nonaccrual loans as reductions of principal. Prior to the loans being placed on nonaccrual, we recognized interest income on these loans of approximately $913 thousand for the year ended December 31, 2023. If interest on these loans had been recognized on a full accrual basis during the year ended December 31, 2023, such income would have been approximately $3.22 million. Such amounts for the 2024 and 2023 interim periods were not significant.

Allowance for Credit Losses. The allowance for credit losses is the amount we determine as of a specific date to be appropriate to absorb current expected credit losses on existing loans. For a discussion of our methodology, see our accounting policies in Note 1 to the Consolidated Financial Statements (unaudited).

The provision for loan losses of $1.26 million for the three-months ended March 31, 2024 is combined with the reversal of provision for unfunded commitments of $448 thousand and reported in the net aggregate of $808 thousand under the provision for credit losses in the consolidated statements of earnings for the three-months ended March 31, 2024.

The provision for loan losses of $4.71 million for the three-months ended March 31, 2023 is combined with the reversal of provision for unfunded commitments of $1.93 million and reported in the aggregate of $2.78 million under the provision for credit losses in the consolidated statements of earnings for the three-months ended March 31, 2023.

As a percent of average loans, net loan charge-offs were 0.02% for the first quarter of 2024, as compared to net loan recoveries of 0.02% for the first quarter of 2023. The allowance for credit losses as a percent of loans held-for-investment was 1.24% as of March 31, 2024, as compared to 1.23% as of March 31, 2023 and 1.24% as of December 31, 2023, respectively.

Table 7 - Loan Loss Experience and Allowance for Credit Losses (dollars in thousands, except percentages):

	Three-Months Ended March 31,
	2024	2023
Allowance for credit losses at period-end	$89,562	$80,818
Loans held-for-investment at period-end	7,229,410	6,576,215
Average loans for period	7,205,424	6,500,332
Net charge-offs (recoveries)/average loans (annualized)	0.02%	(0.02)%
Allowance for loan losses/period-end loans held-for-investment	1.24%	1.23%
Allowance for loan losses/nonaccrual loans, past due 90 days still accruing and restructured loans	247.48%	334.06%

Interest-Bearing Demand Deposits in Banks. The Company had interest-bearing deposits in banks of $365.40 million at March 31, 2024 compared to $221.34 million at March 31, 2023 and $255.24 million at December 31, 2023, respectively. At March 31, 2024, interest-bearing deposits in banks included $361.98 million maintained at the Federal Reserve Bank of Dallas and $3.42 million on deposit with the FHLB.

Available-for-Sale Securities. At March 31, 2024, securities with a fair value of $4.66 billion were classified as securities available-for-sale. As compared to December 31, 2023, the available-for-sale portfolio at March 31, 2024 reflected (i) a decrease of $50.07 million in U.S. Treasury securities, (ii) a decrease of $43.12 million in obligations of states and political subdivisions, (iv) an increase of $19.77 million in mortgage-backed securities, and (iv) a decrease of $815 thousand in corporate bonds and other securities. Fluctuations in the available-for-sale securities portfolio balances were primarily driven by calls and maturities, and changes in unrealized losses during the first three months of 2024. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See the below table and Note 2 to the Consolidated Financial Statements (unaudited) for additional disclosures relating to the maturities and fair values of the investment portfolio at March 31, 2024 and 2023, and December 31, 2023.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at March 31, 2024 (dollars in thousands, except percentages):

	Maturing by Contractual Maturity
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$223,464	1.93%	$208,704	1.80%	$—	—%	$—	—%	$432,168	1.86%
Obligations of states and political subdivisions	13,054	4.17	371,610	2.98	732,817	2.44	336,554	2.77	1,454,035	2.67
Corporate bonds and other securities	4,423	2.95	77,064	2.75	22,653	1.76	—	—	104,140	2.54
Mortgage-backed securities	96,882	2.50	631,107	2.58	1,370,873	2.00	569,321	2.28	2,668,183	2.21
Total	$337,823	2.19%	$1,288,485	2.58%	$2,126,343	2.15%	$905,875	2.46%	$4,658,526	2.33%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 21%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.

As of March 31, 2024, the investment portfolio had an overall tax equivalent yield of 2.33%, a weighted average life of 7.09 years and modified duration of 5.93 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $11.29 billion as of March 31, 2024, as compared to $10.94 billion as of March 31, 2023 and $11.14 billion as of December 31, 2023.

Table 9 provides a breakdown of average deposits and rates paid over the three month periods ended March 31, 2024 and 2023, respectively.

Table 9 - Composition of Average Deposits (dollars in thousands, except percentages):

	Three-Months Ended March 31,
	2024		2023
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,346,757	—%	$3,860,472	—%
Interest-bearing deposits:
Interest-bearing checking	3,884,772	2.10	3,487,828	0.99
Savings and money market accounts	3,059,096	2.17	2,945,372	1.32
Time deposits under $250,000	594,781	3.55	407,687	2.01
Time deposits of $250,000 or more	339,445	3.89	239,631	2.88
Total interest-bearing deposits	7,878,094	2.31%	7,080,518	1.25%
Total average deposits	$11,224,851		$10,940,990
Total cost of deposits		1.62%		0.81%

The estimated amount of uninsured and uncollateralized deposits including related accrued and unpaid interest is approximately $5.28 billion as of March 31, 2024.

Borrowings. Included in borrowings were federal funds purchased, securities sold under repurchase agreements, advances from the FHLB and other borrowings of $334.10 million, $632.93 million and $404.08 million at March 31, 2024 and 2023, and December 31, 2023, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowings. The average balances of securities sold under repurchase agreements were $317.44 million and $577.31 million for the first quarters of 2024 and 2023, respectively. The average rates paid on securities sold under repurchase agreements were 3.25% and 2.14% for the first quarters of 2024 and 2023, respectively. The average balance of federal funds purchased, advances from the FHLB and other borrowings were $132.96 million and $47.82 million in the first quarters of 2024 and 2023, respectively. The weighted average interest rates paid on these borrowings were 4.36% and 3.10% for the first quarters of 2024 and 2023, respectively.

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

	Percentage change in net interest income:
Change in interest rates:	March 31,		December 31,
(in basis points)	2024	2023	2023
+400	8.69%	3.63%	7.17%
+300	6.46%	2.64%	5.36%
+200	4.57%	2.33%	3.87%
+100	2.43%	1.79%	2.11%
-100	(3.35)%	(2.12)%	(2.72)%
-200	(6.83)%	(4.60)%	(5.54)%
-300	(9.86)%	(7.53)%	(8.70)%
-400	(11.10)%	(7.79)%	(9.65)%

The results for the net interest income simulations as of March 31, 2024 and 2023, and December 31, 2023 resulted in an asset sensitive position. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability management committee oversees and monitors this risk.

The fair value of our investment securities classified as available-for-sale totaled $4.66 billion at March 31, 2024. During the three months ended March 31, 2024, the corresponding unrealized loss before taxes on the portfolio of $510.92 million at December 31, 2023, changed to an unrealized loss before taxes of $558.99 million at March 31, 2024, which is recorded net of taxes in accumulated other comprehensive earnings (loss) in shareholders' equity. The unrealized gains or losses, net of taxes, on the portfolio are excluded from the calculation of all regulatory capital ratios. The changes in the fair value were driven by changes in interest rates based on expected actions by the Federal Reserve Board and other market conditions. The overall valuation of the portfolio is most correlated to the 5-year U.S. Treasury rates based on the composition and duration of the portfolio. At March 31, 2024, the 5-year U.S. Treasury rate was 4.22% compared to 3.84% at December 31, 2023, representing a 38 basis point increase during the first three months of 2024. As of March 31, 2024, an increase of 100 basis points in the 5-year U.S. Treasury rate would result in an increase to unrealized losses by approximately $232 million before taxes, while a 100 basis point decrease in the same rate would result in a decrease to unrealized losses by approximately $196 million before taxes. We believe that we have the ability to hold these securities based on our overall liquidity and intent to hold the portfolio.

Capital and Liquidity

Capital. We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $1.49 billion, or 11.31% of total assets at March 31, 2024, as compared to $1.37 billion, or 10.55% of total assets at March 31, 2023, and $1.50 billion, or 11.44% of total assets at December 31, 2023. Included in shareholders' equity at March 31, 2024, and 2023, and December 31, 2023 were $441.23 million, $458.25 million and $403.30 million, respectively, in unrealized losses on investment securities available-for-sale, net of related income taxes, although such amount is excluded from and does not impact regulatory capital. For the first quarter of 2024, total shareholders’ equity averaged $1.49 billion, or 11.25% of average assets, as compared to $1.31 billion, or 10.10% of average assets, during the same period in 2023.

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

As of March 31, 2024 and 2023, and December 31, 2023, we had a total risk-based capital ratio of 19.70%, 19.79% and 19.62%, a Tier 1 capital to risk-weighted assets ratio of 18.60%, 18.68% and 18.50%, a common equity Tier 1 to risk-weighted assets ratio of 18.60%, 18.68% and 18.50% and a Tier 1 leverage ratio of 12.12%, 11.53% and 12.06%, respectively. The regulatory capital ratios as of March 31, 2024 and 2023, and December 31, 2023 were calculated under Basel III rules.

The regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of March 31, 2024:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,729,051	19.70%	$921,517	10.50%	$877,635	10.00%
First Financial Bank	$1,559,420	17.82%	$919,106	10.50%	$875,339	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,632,034	18.60%	$745,990	8.50%	$526,581	6.00%
First Financial Bank	$1,462,403	16.71%	$744,038	8.50%	$700,271	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,632,034	18.60%	$614,344	7.00%	$—	N/A
First Financial Bank	$1,462,403	16.71%	$612,737	7.00%	$568,970	6.50%
Leverage Ratio:
Consolidated	$1,632,034	12.12%	$351,054	4.00%	$—	N/A
First Financial Bank	$1,462,403	10.91%	$350,136	4.00%	$437,670	5.00%

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of March 31, 2023:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,620,432	19.79%	$859,545	10.50%	$818,615	10.00%
First Financial Bank	$1,495,532	18.31%	$857,688	10.50%	$816,846	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,529,217	18.68%	$695,822	8.50%	$491,169	6.00%
First Financial Bank	$1,404,316	17.19%	$694,319	8.50%	$653,477	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,529,217	18.68%	$573,030	7.00%	$—	N/A
First Financial Bank	$1,404,316	17.19%	$571,792	7.00%	$530,950	6.50%
Leverage Ratio:
Consolidated	$1,529,217	11.53%	$327,446	4.00%	$—	N/A
First Financial Bank	$1,404,316	10.63%	$326,738	4.00%	$408,423	5.00%

	Actual		Minimum Capital Required Basel III		Required to be Considered Well- Capitalized
As of December 31, 2023:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,697,999	19.62%	$908,870	10.50%	$865,590	10.00%
First Financial Bank	$1,518,365	17.59%	$906,541	10.50%	$863,372	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,601,361	18.50%	$735,752	8.50%	$519,354	6.00%
First Financial Bank	$1,421,727	16.47%	$733,866	8.50%	$690,698	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,601,361	18.50%	$605,913	7.00%	—	N/A
First Financial Bank	$1,421,727	16.47%	$604,361	7.00%	$561,192	6.50%
Leverage Ratio:
Consolidated	$1,601,361	12.06%	$346,236	4.00%	—	N/A
First Financial Bank	$1,421,727	10.75%	$345,349	4.00%	$431,686	5.00%

In connection with the adoption of the Basel III regulatory capital framework, our subsidiary bank made the election to continue to exclude accumulated other comprehensive income from available-for-sale securities (“AOCI”) from capital in connection with its quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

Liquidity. Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable, or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and other borrowings (see below) and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2025 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At March 31, 2024, there were no amounts drawn on these lines of credit. Our subsidiary bank also has (i) an available line of credit with the FHLB totaling $1.98 billion at March 31, 2024, secured by portions of our loan portfolio and certain investment securities, and (ii) access to the Federal Reserve Bank of Dallas lending program secured by portions of certain investment securities. At March 31, 2024, there was $781.5 million used on the FHLB line advance for undisbursed commitments (letters of credit) used to secure public funds.

The Company renewed its loan agreement, effective June 30, 2023, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2025, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2025. If a balance exists at June 30, 2025, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at The Wall Street Journal Prime Rate. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 36% (low) in 2021 and 2020 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at March 31, 2024. There was no outstanding balance under the line of credit as of March 31, 2024.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $129.57 million at March 31, 2024, investment securities which totaled $2.17 million at March 31, 2024 and mature over 6 to 7 years, available dividends from our subsidiaries which totaled $290.26 million at March 31, 2024, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of March 31, 2024, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. We are monitoring closely the impact to the financial system due to the recent failures of several banks. Given the diversified core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

Off-Balance Sheet (“OBS”)/Reserve for Unfunded Commitments. We are a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our consolidated balance sheets. At March 31, 2024, the Company’s reserve for unfunded commitments totaled $7.46 million which is recorded in other liabilities.

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

Table 10 – Commitments as of March 31, 2024 (dollars in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$1,215,592
Unfunded commitments to extend credit	826,437
Standby letters of credit	55,117
Total commercial commitments	$2,097,146

We believe we have no other OBS arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements. The above table does not include balances related to the Company’s IRLC and forward mortgage-backed security trades. Total commercial commitments were $2.10 billion at March 31, 2024, compared to $1.93 billion at March 31, 2023, and $1.92 billion at December 31, 2023.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At March 31, 2024, $290.26 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $12.00 million and $2.50 million for the three-months ended March 31, 2024 and 2023, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 35% to 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 48.23% and 46.16% of net earnings for the first three months of 2024 and 2023, respectively. Given our current capital position, projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

Our bank subsidiary, which was a national banking association until April 22, 2024, and a member of the Federal Reserve System, was required by federal law to obtain the prior approval of the OCC to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (i) such bank’s net profits (as defined and interpreted by regulation) for that year plus (ii) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus.

To pay dividends, we and our subsidiary bank must maintain adequate capital above regulatory guidelines and comply with the general requirements applicable to a Texas corporation. Generally, a Texas corporation may not pay a dividend to its shareholders if (i) after giving effect to the dividend, the corporation would be insolvent, or (ii) the amount of the dividend would exceed the surplus of the corporation. In addition, if the applicable regulatory authority believes that a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the authority may require, after notice and hearing, that such bank cease and desist from the unsafe practice. The Federal Reserve, the FDIC, Texas Department of Banking, and the OCC have each indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve, Texas Department of Banking, the OCC and the FDIC expect that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Management considers interest rate risk to be a significant market risk for the Company. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk” for disclosure regarding this market risk.

Item 4. Controls and Procedures.

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

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

Item 1A. Risk Factors.

There has been no material change in the risk factors previously disclosed under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Not Applicable

Item 6. Exhibits.

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q filed July 30, 2019).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed April 3, 2020).

3.3	—	Amendment to the Amended and Restated Bylaws of the Registrant, dated July 27, 2021 (incorporated by reference from Exhibit 3.3 to the Registrant's Form 10-Q filed August 2, 2021).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

4.2	—	Description of Registrant’s Securities (incorporated by reference from Exhibit 4.2 of the Registrant’s Form 10-K filed February 23, 2024).

10.1	—

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

FIRST FINANCIAL BANKSHARES, INC.
Date: May 3, 2024	By:	/s/ F. Scott Dueser
F. Scott Dueser
Chairman of the Board, President and Chief Executive Officer

Date: May 3, 2024	By:	/s/ Michelle S. Hickox
Michelle S. Hickox
Executive Vice President and
Chief Financial Officer, Secretary and Treasurer