Form 10-Q
period 2024-06-30
FIRST FINANCIAL BANKSHARES INC
filed 2024-07-31
CIK 36029

2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2024
Common Stock, $0.01 par value per share	142,850,708

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. and Subsidiaries (the “Company” or “we”) at June 30, 2024 and 2023 (unaudited), and December 31, 2023, and the consolidated statements of earnings, comprehensive earnings (loss) and shareholders’ equity for the three and six-months ended June 30, 2024 and 2023 (unaudited), and the consolidated statements of cash flows for the six-months ended June 30, 2024 and 2023 (unaudited), and notes to consolidated financial statements (unaudited), follow on pages 4 through 42.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30,		December 31,
	2024	2023	2023
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$263,262	$255,018	$281,354
FEDERAL FUNDS SOLD	2,800	—	—
INTEREST-BEARING DEMAND DEPOSITS IN BANKS	103,315	23,839	255,237
Total cash and cash equivalents	369,377	278,857	536,591
SECURITIES AVAILABLE-FOR-SALE, at fair value (amortized cost of these securities was $5,132,451, $5,687,352, and $5,243,681 as of June 30, 2024 and 2023, and December 31, 2023, respectively)	4,573,024	5,066,262	4,732,762
LOANS:
Held-for-investment	7,519,733	6,777,570	7,148,791
Less—allowance for credit losses	(95,170)	(86,541)	(88,734)
Net loans held-for-investment	7,424,563	6,691,029	7,060,057
Held-for-sale ($19,393, $18,089, and $11,077, at fair value at June 30, 2024 and 2023, and December 31, 2023, respectively)	19,668	19,220	14,253
BANK PREMISES AND EQUIPMENT, net	153,075	152,876	151,788
INTANGIBLE ASSETS, net	314,309	315,078	314,622
OTHER ASSETS	310,059	302,115	295,521
Total assets	$13,164,075	$12,825,437	$13,105,594
LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$3,289,032	$3,578,483	$3,435,586
INTEREST-BEARING DEPOSITS	8,120,125	7,229,077	7,702,714
Total deposits	11,409,157	10,807,560	11,138,300
DIVIDENDS PAYABLE	25,708	25,714	25,712
REPURCHASE AGREEMENTS	138,950	559,479	381,928
BORROWINGS	23,703	28,177	22,153
OTHER LIABILITIES	47,531	37,274	38,601
Total liabilities	11,645,049	11,458,204	11,606,694
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
COMMON STOCK — ($0.01 par value, authorized 200,000,000 shares; 142,848,909, 142,741,196, and 142,716,939 shares issued at June 30, 2024 and 2023, and December 31, 2023, respectively)	1,428	1,427	1,427
CAPITAL SURPLUS	685,209	680,676	681,246
RETAINED EARNINGS	1,273,946	1,175,410	1,219,525
TREASURY STOCK (shares at cost: 934,135, 927,608 and 930,152 at June 30, 2024 and 2023, and December 31, 2023, respectively)	(12,378)	(11,466)	(11,855)
DEFERRED COMPENSATION	12,378	11,466	11,855
ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS), net	(441,557)	(490,280)	(403,298)
Total shareholders’ equity	1,519,026	1,367,233	1,498,900
Total liabilities and shareholders’ equity	$13,164,075	$12,825,437	$13,105,594

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS—(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2024	2023	2024	2023
INTEREST INCOME:
Interest and fees on loans	$123,708	$98,067	$240,800	$187,076
Interest on investment securities:
Taxable	19,912	20,033	39,864	40,815
Exempt from federal income tax	7,687	9,321	15,424	19,388
Interest on federal funds sold and interest-bearing demand deposits in banks	2,366	1,584	7,079	3,234
Total interest income	153,673	129,005	303,167	250,513
INTEREST EXPENSE:
Interest on deposits	48,415	27,629	93,666	49,441
Interest on repurchase agreements and borrowings	1,985	5,510	5,987	8,920
Total interest expense	50,400	33,139	99,653	58,361
Net interest income	103,273	95,866	203,514	192,152
PROVISION FOR CREDIT LOSSES	5,888	5,573	6,695	8,354
Net interest income after provision for credit losses	97,385	90,293	196,819	183,798
NONINTEREST INCOME:
Trust fees	11,714	9,883	23,093	19,728
Service charges on deposit accounts	6,009	6,310	12,255	12,346
Debit card fees	5,145	6,720	10,036	11,656
Credit card fees	672	711	1,303	1,320
Gain on sale and fees on mortgage loans	3,687	3,534	6,815	6,508
Net gain on sale of available-for-sale securities	—	46	—	58
Net gain (loss) on sale of foreclosed assets	(58)	(1)	(58)	33
Net gain on sale of other assets	2	—	2	930
Interest on loan recoveries	664	475	1,219	821
Other noninterest income	3,433	2,269	5,986	4,554
Total noninterest income	31,268	29,947	60,651	57,954
NONINTEREST EXPENSE:
Salaries, commissions and employee benefits	37,472	31,766	74,155	63,227
Net occupancy expense	3,618	3,423	7,088	6,853
Equipment expense	2,233	2,198	4,470	4,325
FDIC insurance premiums	1,508	1,417	3,473	3,071
Debit card expense	3,242	3,221	6,300	6,420
Professional and service fees	2,828	2,397	5,224	4,762
Printing, stationery and supplies	425	740	872	1,450
Operational and other losses	769	856	1,923	1,787
Software amortization and expense	3,158	2,519	6,163	4,830
Amortization of intangible assets	157	228	314	456
Other noninterest expense	9,602	8,848	18,970	17,688
Total noninterest expense	65,012	57,613	128,952	114,869
EARNINGS BEFORE INCOME TAXES	63,641	62,627	128,518	126,883
INCOME TAX EXPENSE	11,156	11,754	22,636	23,442
NET EARNINGS	$52,485	$50,873	$105,882	$103,441
NET EARNINGS PER SHARE, BASIC	$0.37	$0.36	$0.74	$0.72
NET EARNINGS PER SHARE, DILUTED	$0.37	$0.36	$0.74	$0.72
DIVIDENDS PER SHARE	$0.18	$0.18	$0.36	$0.35

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) —(UNAUDITED)

(Dollars in thousands)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2024	2023	2024	2023
NET EARNINGS	$52,485	$50,873	$105,882	$103,441
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for- sale, before income taxes	(418)	(40,500)	(48,429)	56,954
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings, before income taxes	—	(46)	—	(58)
Total other items of comprehensive earnings (loss)	(418)	(40,546)	(48,429)	56,896
Income tax benefit (expense) related to:
Change in unrealized gain (loss) on investment securities available-for- sale	88	8,506	10,170	(11,960)
Reclassification adjustment for realized gains (losses) on investment securities included in net earnings	—	9	—	12
Total income tax benefit (expense)	88	8,515	10,170	(11,948)
COMPREHENSIVE EARNINGS (LOSS)	$52,155	$18,842	$67,623	$148,389

See notes to consolidated financial statements.

6FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive Earnings	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Loss)	Equity
Balances at March 31, 2023 (unaudited)	142,703,531	$1,427	$679,429	$1,150,246	(927,789)	$(11,271)	$11,271	$(458,249)	$1,372,853
Net earnings (unaudited)	—	—	—	50,873	—	—	—	—	50,873
Stock option exercises/ stock unit conversions/ restricted stock activity (unaudited)	37,665	—	215	—	—	—	—	—	215
Cash dividends declared, $0.18 per share (unaudited)	—	—	—	(25,709)	—	—	—	—	(25,709)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(32,031)	(32,031)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	181	(195)	195	—	—
Stock-based compensation expense (unaudited)	—	—	1,032	—	—	—	—	—	1,032
Balances at June 30, 2023 (unaudited)	142,741,196	$1,427	$680,676	$1,175,410	(927,608)	$(11,466)	$11,466	$(490,280)	$1,367,233
Balances at March 31, 2024 (unaudited)	142,817,159	$1,428	$683,997	$1,247,169	(931,427)	$(12,120)	$12,120	$(441,227)	$1,491,367
Net earnings (unaudited)	—	—	—	52,485	—	—	—	—	52,485
Stock option exercises/ stock unit conversions/ restricted stock activity (unaudited)	31,750	—	162	—	—	—	—	—	162
Cash dividends declared, $0.18 per share (unaudited)	—	—	—	(25,708)	—	—	—	—	(25,708)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(330)	(330)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(2,708)	(258)	258	—	—
Stock-based compensation expense (unaudited)	—	—	1,050	—	—	—	—	—	1,050
Balances at June 30, 2024 (unaudited)	142,848,909	$1,428	$685,209	$1,273,946	(934,135)	$(12,378)	$12,378	$(441,557)	$1,519,026

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive Earnings	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Loss)	Equity
Balances at December 31, 2022	142,657,871	$1,427	$677,593	$1,121,945	(929,210)	$(11,035)	$11,035	$(535,228)	$1,265,737
Net earnings (unaudited)	—	—	—	103,441	—	—	—	—	103,441
Stock option exercises/ stock unit conversions/ restricted stock activity (unaudited)	83,325	—	1,098	—	—	—	—	—	1,098
Cash dividends declared, $0.35 per share (unaudited)	—	—	—	(49,976)	—	—	—	—	(49,976)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	44,948	44,948
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	1,602	(431)	431	—	—
Stock-based compensation expense (unaudited)	—	—	1,985	—	—	—	—	—	1,985
Balances at June 30, 2023 (unaudited)	142,741,196	$1,427	$680,676	$1,175,410	(927,608)	$(11,466)	$11,466	$(490,280)	$1,367,233
Balances at December 31, 2023	142,716,939	$1,427	$681,246	$1,219,525	(930,152)	$(11,855)	$11,855	$(403,298)	$1,498,900
Net earnings (unaudited)	—	—	—	105,882	—	—	—	—	105,882
Stock option exercises/ stock unit conversions/ restricted stock activity (unaudited)	131,970	1	1,784	—	—	—	—	—	1,785
Cash dividends declared, $0.36 per share (unaudited)	—	—	—	(51,461)	—	—	—	—	(51,461)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(38,259)	(38,259)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(3,983)	(523)	523	—	—
Stock-based compensation expense (unaudited)	—	—	2,179	—	—	—	—	—	2,179
Balances at June 30, 2024 (unaudited)	142,848,909	$1,428	$685,209	$1,273,946	(934,135)	$(12,378)	$12,378	$(441,557)	$1,519,026

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)

(Dollars in thousands)

	Six-Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$105,882	$103,441
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,452	6,268
Provision for credit losses	6,695	8,354
Securities premium amortization, net	22,653	27,151
Gain (loss) on sale of securities and other assets, net	56	(1,021)
Deferred federal income tax benefit	476	1,555
Stock-based compensation	2,179	1,985
Net tax benefit from stock-based compensation	128	187
Change in loans held-for-sale	(5,270)	(7,167)
Change in other assets	(4,066)	8,331
Change in other liabilities	9,269	3,925
Total adjustments	38,572	49,568
Net cash provided by operating activities	144,454	153,009
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	—	207,287
Maturities	4,330,401	233,935
Purchases	(4,241,825)	(3,322)
Net increase in loans held-for-investment	(371,161)	(336,122)
Purchases of bank premises, equipment and software	(8,892)	(8,966)
Proceeds from sale of bank premises and equipment and other assets	56	2,598
Net cash provided by (used in) investing activities	(291,421)	95,410
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	(146,554)	(483,305)
Net increase in interest-bearing deposits	417,411	285,358
Net increase (decrease) in repurchase agreements and borrowings	(241,428)	(54,851)
Common stock transactions:
Proceeds from stock option exercises/stock unit conversions/restricted stock activity	1,785	1,098
Dividends paid	(51,461)	(48,540)
Net cash provided by (used in) financing activities	(20,247)	(300,240)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(167,214)	(51,821)
CASH AND CASH EQUIVALENTS, beginning of period	536,591	330,678
CASH AND CASH EQUIVALENTS, end of period	$369,377	$278,857
SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$99,776	$51,327
Federal income taxes paid	19,546	25,032
Transfer of loans to other real estate	656	190

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

First Financial Bankshares, Inc., a Texas corporation (“Bankshares,” “Company,” “we” or “us”), is a financial holding company which owns all of the capital stock of First Financial bank which had 79 locations located in Texas as of June 30, 2024. The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which First Financial Bank is located. In addition, the Company also owns First Financial Trust & Asset Management Company, First Financial Insurance Agency, Inc. (inactive), First Technology Services, Inc., FFB Investment Paris Fund, LLC, and FFB Portfolio Management, Inc.

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

Stock Repurchase

On July 23, 2024, the Company’s Board of Directors extended the authorization to repurchase up to 5,000,000 common shares through July 31, 2025. The prior authorization had been in place since July 27, 2021. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades, or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Under the previous authorization effective through July 31, 2024, the Company repurchased and retired 101,337 shares (all during September 2023) at an average price of $26.99 per share.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of securities and report accrued interest separately in other assets on the consolidated balance sheets. A security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to securities reversed against interest income for the three and six-months ended June 30, 2024 or 2023, respectively.

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

At June 30, 2024 and 2023, and December 31, 2023, no allowance for credit losses - available-for-sale securities was recorded.

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

At June 30, 2024 and 2023, and December 31, 2023, the Company held no securities that were classified as held-to-maturity.

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

Allowance for Credit Losses - Loans

The allowance for credit losses (“allowance” or “ACL”) is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans. The ACL represents an amount which, in management’s judgment, is adequate to absorb the lifetime expected credit losses that may be experienced on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The allowance for credit losses is measured and recorded upon the initial recognition of a financial asset. Determination of the adequacy of the allowance is inherently complex and requires the use of significant and highly subjective estimates. Loans are charged-off against the allowance when deemed uncollectible by management. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses.

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

Allowance for Credit Losses - Off-Balance-Sheet/Reserve for Unfunded Commitments

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. These obligations include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. At June 30, 2024 and 2023, and December 31, 2023, the Company’s reserve for unfunded commitments totaled $7,433,000, $9,448,000 and $7,903,000, respectively, which is included in other liabilities in the consolidated balance sheet.

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

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year. There was no impairment recorded during the six-months ended June 30, 2024 or 2023, respectively.

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

Accumulated Other Comprehensive Earnings (Loss)

Unrealized net losses on the Company’s available-for-sale securities, net of applicable income taxes, totaled $441,557,000, $490,280,000 and $403,298,000 at June 30, 2024, and 2023, and December 31, 2023, respectively, are included in accumulated other comprehensive earnings (loss) as a separate component of shareholders' equity.

Income Taxes

The Company’s provision for income taxes is based on income before income taxes adjusted for permanent differences between financial reporting and taxable income. Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. As of June 30, 2024, and 2023, and December 31, 2023, deferred tax assets totaled $123,407,000, $133,016,000 and $110,800,000, respectively, and were included in other assets on the consolidated balance sheets.

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

Per Share Data

Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. The Company calculates dilutive EPS assuming all outstanding stock options to purchase common shares and unvested restricted stock shares and units have been exercised and/or vested at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is determined by application of the treasury stock method, whereby the proceeds from the exercised options and unearned compensation for both restricted stock and stock options are assumed to be used to purchase common shares at the average market price during the respective period. There were 407,000 and 412,000 anti-dilutive shares for the three and six-months ended June 30, 2024 that were excluded from the computation of EPS. There were 778,000 and 485,000 anti-dilutive shares for the three and six-months ended June 30, 2023 that were excluded from the computation of EPS. The following table reconciles the computation of basic EPS to diluted EPS:

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended June 30, 2024:
Net earnings per share, basic	$52,485	142,814,363	$0.37
Effect of stock options and stock grants	—	274,567	—
Net earnings per share, diluted	$52,485	143,088,930	$0.37

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended June 30, 2023:
Net earnings per share, basic	$50,873	142,700,905	$0.36
Effect of stock options and stock grants	—	386,650	—
Net earnings per share, diluted	$50,873	143,087,555	$0.36

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the six-months ended June 30, 2024:
Net earnings per share, basic	$105,882	142,769,518	$0.74
Effect of stock options and stock grants	—	297,675	—
Net earnings per share, diluted	$105,882	143,067,193	$0.74

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the six-months ended June 30, 2023:
Net earnings per share, basic	$103,441	142,683,322	$0.72
Effect of stock options and stock grants	—	344,181	—
Net earnings per share, diluted	$103,441	143,027,503	$0.72

Note 2 - Securities

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, allowance for credit losses and the fair value of available-for-sale securities are as follows (dollars in thousands):

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$352,682	$—	$(10,706)	$341,976
Obligations of states and political subdivisions	1,584,389	420	(139,436)	1,445,373
Residential mortgage-backed securities	2,705,508	71	(389,494)	2,316,085
Commercial mortgage-backed securities	362,004	—	(11,982)	350,022
Corporate bonds and other	127,868	—	(8,300)	119,568
Total securities available-for-sale	$5,132,451	$491	$(559,918)	$4,573,024

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$508,124	$—	$(24,348)	$483,776
Obligations of states and political subdivisions	1,859,193	405	(166,634)	1,692,964
Residential mortgage-backed securities	2,875,699	2	(402,760)	2,472,941
Commercial mortgage-backed securities	331,829	—	(17,442)	314,387
Corporate bonds and other	112,507	—	(10,313)	102,194
Total securities available-for-sale	$5,687,352	$407	$(621,497)	$5,066,262

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$496,975	$4	$(14,745)	$482,234
Obligations of states and political subdivisions	1,621,405	934	(125,182)	1,497,157
Residential mortgage-backed securities	2,716,968	7	(352,883)	2,364,092
Commercial mortgage-backed securities	295,663	—	(11,339)	284,324
Corporate bonds and other	112,670	—	(7,715)	104,955
Total securities available-for-sale	$5,243,681	$945	$(511,864)	$4,732,762

The Company did not hold any securities classified as held-to-maturity at June 30, 2024, June 30, 2023, or December 31, 2023.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at June 30, 2024 and 2023, and December 31, 2023, were computed by using scheduled amortization of balances and historical prepayment rates.

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2024, by contractual and expected maturity, are shown below (dollars in thousands):

	Amortized	Estimated
	Cost Basis	Fair Value
Due within one year	$304,065	$299,230
Due after one year through five years	1,709,307	1,576,132
Due after five years through ten years	2,143,482	1,856,004
Due after ten years	975,597	841,658
Total	$5,132,451	$4,573,024

The following tables disclose as of June 30, 2024 and 2023, and December 31, 2023, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
June 30, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$1,448	$12	$340,528	$10,694	$341,976	$10,706
Obligations of states and political subdivisions	32,423	320	1,391,496	139,117	$1,423,919	139,437
Residential mortgage-backed securities	80,096	462	2,183,346	389,031	$2,263,442	389,493
Commercial mortgage-backed securities	92,487	928	257,535	11,054	$350,022	11,982
Corporate bonds and other	—	—	104,031	8,300	$104,031	8,300
Total	$206,454	$1,722	$4,276,936	$558,196	$4,483,390	$559,918

	Less than 12 Months		12 Months or Longer		Total
June 30, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$47,498	$1,614	$436,278	$22,734	$483,776	$24,348
Obligations of states and political subdivisions	137,728	1,838	1,457,431	164,796	1,595,159	166,634
Residential mortgage-backed securities	68,439	3,609	2,403,837	399,151	2,472,276	402,760
Commercial mortgage-backed securities	99,347	4,771	215,040	12,671	314,387	17,442
Corporate bonds and other	38,042	1,282	64,152	9,031	102,194	10,313
Total	$391,054	$13,114	$4,576,738	$608,383	$4,967,792	$621,497

	Less than 12 Months		12 Months or Longer		Total
December 31, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$3,477	$7	$477,306	$14,738	$480,783	$14,745
Obligations of states and political subdivisions	11,855	34	1,427,975	125,148	1,439,830	125,182
Residential mortgage-backed securities	1,631	1	2,361,089	352,882	2,362,720	352,883
Commercial mortgage-backed securities	—	—	284,324	11,339	284,324	11,339
Corporate bonds and other	—	—	104,955	7,715	104,955	7,715
Total	$16,963	$42	$4,655,649	$511,822	$4,672,612	$511,864

The number of investments in an unrealized loss position totaled 828 at June 30, 2024. We believe any unrealized losses in the U.S. treasury securities, obligations of state and political subdivisions, residential and commercial mortgage-backed and asset-backed investment securities, and corporate bonds and other at June 30, 2024 and 2023, and December 31, 2023, are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required on these securities at June 30, 2024 and 2023, and December 31, 2023. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At June 30, 2024, 66.94% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 56.54% are guaranteed by the Texas Permanent School Fund.

Securities, carried at approximately $2,479,260,000 on June 30, 2024, were pledged as collateral for public or trust fund deposits, repurchase agreements, borrowings and for other purposes required or permitted by law.

During the three-months ended June 30, 2024, there were no sales of investment securities that were classified as available-for-sale. During the three-months ended June 30, 2023, sales of investment securities that were classified as available-for-sale were $61,339,000. There were no gross realized security gains or losses from sales and calls during the second quarter of 2024. Gross realized security gains from sales and calls during the second quarter of 2023 totaled $596,000. Gross realized security losses from sales or calls during the second quarter of 2023 totaled $550,000.

During the six-months ended June 30, 2024, there were no sales of investment securities that were classified as available-for-sale. During the six-months ended June 30, 2023, sales of investment securities that were classified as available-for-sale were $207,287,000. There were no gross realized security gains or losses from sales and calls during the six-months ended June 30, 2024. Gross realized security gains from sales and calls during the six-months ended June 30, 2023 totaled $1,648,000. Gross realized security losses from sales or calls during the six-months ended June 30, 2023 totaled $1,590,000

The specific identification method was used to determine cost in order to compute the realized gains and losses.

Note 3 – Loans Held-for-Investment and Allowance for Credit Losses

For the periods ended June 30, 2024 and 2023, and December 31, 2023, the following tables outline the Company’s loan portfolio by the ten portfolio segments where applicable.

Loans held-for-investment by portfolio segment are as follows (dollars in thousands):

	June 30,		December 31,
	2024	2023	2023
Commercial:
C&I	$1,141,990	$1,021,863	$1,164,811
Municipal	359,124	215,977	214,850
Total Commercial	1,501,114	1,237,840	1,379,661
Agricultural	86,186	82,032	84,890
Real Estate:
Construction & Development	986,394	915,221	963,158
Farm	318,597	335,644	344,954
Non-Owner Occupied CRE	815,713	811,347	827,969
Owner Occupied CRE	1,049,715	1,011,511	1,037,281
Residential	1,990,604	1,698,679	1,834,593
Total Real Estate	5,161,023	4,772,402	5,007,955
Consumer:
Auto	615,192	534,603	521,859
Non-Auto	156,218	150,693	154,426
Total Consumer	771,410	685,296	676,285
Total Loans	7,519,733	6,777,570	7,148,791
Less: Allowance for credit losses	(95,170)	(86,541)	(88,734)
Loans, net	$7,424,563	$6,691,029	$7,060,057

Outstanding loan balances at June 30, 2024 and 2023, and December 31, 2023, are net of unearned income, including net deferred loan fees.

At June 30, 2024, $5,136,239,000 in loans held by our bank subsidiary were subject to blanket liens as security for a line of credit with the Federal Home Loan Bank of Dallas ("FHLB"). At June 30, 2024, this available line of credit was $2,026,305,000. At June 30, 2024, there was $786,500,000 used on the line advance for undisbursed commitments (letters of credit) used to secure public funds.

The Company’s nonaccrual loans and loans still accruing and past due 90 days or more are as follows (dollars in thousands):

	June 30,		December 31,
	2024	2023	2023
Nonaccrual loans	$60,311	$28,672	$33,609
Loans still accruing and past due 90 days or more	231	552	1,004
Total nonperforming loans	$60,542	$29,224	$34,613

The Company had $61,189,000, $29,249,000 and $35,096,000 in nonaccrual, past due 90 days or more and still accruing, and foreclosed assets at June 30, 2024 and 2023, and December 31, 2023, respectively. Nonaccrual loans at June 30, 2024 and 2023, and December 31, 2023, consisted of the following (dollars in thousands):

	June 30,		December 31,
	2024	2023	2023
Commercial:
C&I	$4,080	$4,818	$4,132
Municipal	—	—	—
Total Commercial	4,080	4,818	4,132
Agricultural	2,028	133	155
Real Estate:
Construction & Development	1,679	2,835	1,444
Farm	4,299	701	4,804
Non-Owner Occupied CRE	9,615	5,329	8,022
Owner Occupied CRE	31,606	7,308	6,822
Residential	5,984	6,769	7,649
Total Real Estate	53,183	22,942	28,741
Consumer:
Auto	710	649	464
Non-Auto	310	130	117
Total Consumer	1,020	779	581
Total	$60,311	$28,672	$33,609

No significant additional funds are committed to be advanced in connection with nonaccrual loans as of June 30, 2024.

Summary information on the allowance for credit losses for the three and six-months ended June 30, 2024 and 2023, are outlined by portfolio segment in the following tables (dollars in thousands):

Three-Months Ended June 30, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$16,106	$195	$3,243	$24,811	$2,517
Provision for loan losses	(790)	44	(1,359)	(1,300)	385
Recoveries	177	—	46	—	—
Charge-offs	(242)	—	1	—	—
Ending balance	$15,251	$239	$1,931	$23,511	$2,902

Three-Months Ended June 30, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$14,968	$12,756	$13,565	$907	$494	$89,562
Provision for loan losses	(1,951)	8,260	2,112	406	103	5,910
Recoveries	24	38	2	89	24	400
Charge-offs	(13)	—	(11)	(329)	(108)	(702)
Ending balance	$13,028	$21,054	$15,668	$1,073	$513	$95,170

Three-Months Ended June 30, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$16,083	$1,067	$1,214	$28,627	$1,937
Provision for loan losses	988	(880)	(153)	339	867
Recoveries	113	—	21	—	—
Charge-offs	(654)	—	—	—	—
Ending balance	$16,530	$187	$1,082	$28,966	$2,804

Three-Months Ended June 30, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$9,051	$11,948	$9,702	$857	$332	$80,818
Provision for loan losses	4,398	610	167	99	87	6,522
Recoveries	22	14	12	101	36	319
Charge-offs	—	—	(114)	(228)	(122)	(1,118)
Ending balance	$13,471	$12,572	$9,767	$829	$333	$86,541

Six-Months Ended June 30, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$15,698	$195	$1,281	$28,553	$2,914
Provision for loan losses	(289)	44	658	(5,009)	(12)
Recoveries	288	—	51	—	—
Charge-offs	(446)	—	(59)	(33)	—
Ending balance	$15,251	$239	$1,931	$23,511	$2,902

Six-Months Ended June 30, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non- Auto	Total
Beginning balance	$13,425	$13,813	$11,654	$810	$391	$88,734
Provision for loan losses	(415)	7,161	3,925	790	313	7,166
Recoveries	31	80	100	201	71	822
Charge-offs	(13)	—	(11)	(728)	(262)	(1,552)
Ending balance	$13,028	$21,054	$15,668	$1,073	$513	$95,170

Six-Months Ended June 30, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$16,129	$1,026	$1,041	$26,443	$1,957
Provision for loan losses	924	(839)	(181)	2,423	847
Recoveries	165	—	222	100	—
Charge-offs	(688)	—	—	—	—
Ending balance	$16,530	$187	$1,082	$28,966	$2,804

Six-Months Ended June 30, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non- Auto	Total
Beginning balance	$9,075	$9,928	$9,075	$845	$315	$75,834
Provision for loan losses	4,349	2,623	791	169	123	11,229
Recoveries	47	21	15	233	81	884
Charge-offs	—	—	(114)	(418)	(186)	(1,406)
Ending balance	$13,471	$12,572	$9,767	$829	$333	$86,541

Additionally, the Company records a reserve for unfunded commitments in other liabilities, which totaled $7,433,000, $9,448,000 and $7,903,000 at June 30, 2024 and 2023, and December 31, 2023, respectively. The provision for loan losses of $5,910,000 for the three-months ended June 30, 2024 is combined with the reversal of the provision for unfunded commitments of $22,000 and reported in the net aggregate of $5,888,000 under the provision for credit losses in the consolidated statement of earnings for the three-months ended June 30, 2024. The provision for loan losses of $7,166,000 for the six-months ended June 30, 2024 is combined with the reversal of the provision for unfunded commitments of $471,000 and reported in the net aggregate of $6,695,000 under the provision for credit losses in the consolidated statement of earnings for the six-months ended June 30, 2024.

The $6,522,000 provision for loan losses for the three-months ended June 30, 2023 above is combined with the reversal of provision for unfunded commitments of $949,000 and reported in the aggregate of $5,573,000 under the provision for credit losses for the three-months ended June 30, 2023. The $11,229,000 provision for loan losses for the six-months ended June 30, 2023 above is combined with the reversal of provision for unfunded commitments of $2,875,000 and reported in the aggregate of $8,354,000 under the provision for credit losses for the six-months ended June 30, 2023.

The Company’s loans that are individually evaluated for credit losses (both collateral and non-collateral dependent) and their related allowances as of June 30, 2024 and 2023, and December 31, 2023, are summarized in the following tables by loan segment (dollars in thousands):

June 30, 2024	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$1,070	$3,010	$38,462	$42,542	$1,166	$3,664	$4,830
Municipal	—	—	559	559	—	—	—
Total Commercial	1,070	3,010	39,021	43,101	1,166	3,664	4,830
Agricultural	714	1,314	968	2,996	1,025	380	1,405
Real Estate:
Construction & Development	1,104	575	25,002	26,681	57	1,751	1,808
Farm	—	4,299	5,496	9,795	429	454	883
Non-Owner Occupied CRE	2,327	7,288	20,881	30,496	1,150	1,777	2,927
Owner Occupied CRE	2,316	29,290	35,847	67,453	5,566	3,018	8,584
Residential	2,820	3,164	28,659	34,643	245	1,503	1,748
Total Real Estate	8,567	44,616	115,885	169,068	7,447	8,503	15,950
Consumer:
Auto	—	710	2,373	3,083	1	5	6
Non-Auto	—	310	705	1,015	65	54	119
Total Consumer	—	1,020	3,078	4,098	66	59	125
Total	$10,351	$49,960	$158,952	$219,263	$9,704	$12,606	$22,310

June 30, 2023	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$610	$4,208	$23,282	$28,100	$2,780	$5,671	$8,451
Municipal	—	—	1,507	1,507	—	—	—
Total Commercial	610	4,208	24,789	29,607	2,780	5,671	8,451
Agricultural	—	133	1,855	1,988	37	517	554
Real Estate:
Construction & Development	2,672	163	21,787	24,622	15	2,194	2,209
Farm	578	123	7,038	7,739	18	1,117	1,135
Non-Owner Occupied CRE	2,062	3,267	27,112	32,441	421	2,502	2,923
Owner Occupied CRE	5,643	1,665	31,870	39,178	299	1,769	2,068
Residential	4,283	2,486	29,923	36,692	261	1,611	1,872
Total Real Estate	15,238	7,704	117,730	140,672	1,014	9,193	10,207
Consumer:
Auto	29	620	1,571	2,220	1	2	3
Non-Auto	—	130	522	652	—	1	1
Total Consumer	29	750	2,093	2,872	1	3	4
Total	$15,877	$12,795	$146,467	$175,139	$3,832	$15,384	$19,216

December 31, 2023	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$1,322	$2,810	$18,633	$22,765	$1,363	$4,495	$5,858
Municipal	—	—	733	733	—	—	—
Total Commercial	1,322	2,810	19,366	23,498	1,363	4,495	5,858
Agricultural	57	98	1,304	1,459	50	700	750
Real Estate:
Construction & Development	758	686	22,545	23,989	148	2,253	2,401
Farm	—	4,804	1,362	6,166	937	57	994
Non-Owner Occupied CRE	1,919	6,103	29,117	37,139	700	2,984	3,684
Owner Occupied CRE	4,661	2,161	35,746	42,568	232	1,431	1,663
Residential	3,909	3,740	30,257	37,906	360	1,799	2,159
Total Real Estate	11,247	17,494	119,027	147,768	2,377	8,524	10,901
Consumer:
Auto	—	464	2,125	2,589	1	3	4
Non-Auto	—	117	782	899	—	60	60
Total Consumer	—	581	2,907	3,488	1	63	64
Total	$12,626	$20,983	$142,604	$176,213	$3,791	$13,782	$17,573

The Company’s allowance for loans that are individually evaluated for credit losses and collectively evaluated for credit losses as of June 30, 2024 and 2023, and December 31, 2023, are summarized in the following table by loan segment (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

June 30, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$4,830	$—	$1,405	$1,808	$883
Loans collectively evaluated for credit losses	10,421	239	526	21,703	2,019
Total	$15,251	$239	$1,931	$23,511	$2,902

June 30, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$2,927	$8,584	$1,748	$6	$119	$22,310
Loans collectively evaluated for credit losses	10,101	12,470	13,920	1,067	394	72,860
Total	$13,028	$21,054	$15,668	$1,073	$513	$95,170

June 30, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$8,451	$—	$554	$2,209	$1,135
Loans collectively evaluated for credit losses	8,079	187	528	26,757	1,669
Total	$16,530	$187	$1,082	$28,966	$2,804

June 30, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$2,923	$2,068	$1,872	$3	$1	$19,216
Loans collectively evaluated for credit losses	10,548	10,504	7,895	826	332	67,325
Total	$13,471	$12,572	$9,767	$829	$333	$86,541

December 31, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$5,858	$—	$750	$2,401	$994
Loans collectively evaluated for credit losses	9,840	195	531	26,152	1,920
Total	$15,698	$195	$1,281	$28,553	$2,914

December 31, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$3,684	$1,663	$2,159	$4	$60	$17,573
Loans collectively evaluated for credit losses	9,741	12,150	9,495	806	331	71,161
Total	$13,425	$13,813	$11,654	$810	$391	$88,734

The Company’s recorded investment in loans as of June 30, 2024 and 2023, and December 31, 2023, related to the balance in the allowance for credit losses follows below (dollars in thousands):

June 30, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$42,542	$559	$2,996	$26,681	$9,795
Loans collectively evaluated for credit losses	1,099,448	358,565	83,190	959,713	308,802
Total	$1,141,990	$359,124	$86,186	$986,394	$318,597

June 30, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$30,496	$67,453	$34,643	$3,083	$1,015	$219,263
Loans collectively evaluated for credit losses	785,217	982,262	1,955,961	612,109	155,203	7,300,470
Total	$815,713	$1,049,715	$1,990,604	$615,192	$156,218	$7,519,733

June 30, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$28,100	$1,507	$1,988	$24,622	$7,739
Loans collectively evaluated for credit losses	993,763	214,470	80,044	890,599	327,905
Total	$1,021,863	$215,977	$82,032	$915,221	$335,644

June 30, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$32,441	$39,178	$36,692	$2,220	$652	$175,139
Loans collectively evaluated for credit losses	778,906	972,333	1,661,987	532,383	150,041	6,602,431
Total	$811,347	$1,011,511	$1,698,679	$534,603	$150,693	$6,777,570

December 31, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$22,765	$733	$1,459	$23,989	$6,166
Loans collectively evaluated for credit losses	1,142,046	214,117	83,431	939,169	338,788
Total	$1,164,811	$214,850	$84,890	$963,158	$344,954

December 31, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$37,139	$42,568	$37,906	$2,589	$899	$176,213
Loans collectively evaluated for credit losses	790,830	994,713	1,796,687	519,270	153,527	6,972,578
Total	$827,969	$1,037,281	$1,834,593	$521,859	$154,426	$7,148,791

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
The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at June 30, 2024 (dollars in millions):

June 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$340	$431	$201	$65	$29	$33		$1,099
Special mention	22							22
Substandard	11	3	2	2	1	2		21
Doubtful								—
Total	$373	$434	$203	$67	$30	$35	$—	$1,142
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$1	$—	$1

June 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$148	$31	$80	$14	$9	$76		$358
Special mention								—
Substandard				1				1
Doubtful								—
Total	$148	$31	$80	$15	$9	$76	$—	$359
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$38	$36	$5	$3	$1			$83
Special mention								—
Substandard	3	—						3
Doubtful								—
Total	$41	$36	$5	$3	$1	$—	$—	$86
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$304	$350	$215	$60	$17	$13	$—	$959
Special mention	6	2	2					10
Substandard	7	3	1	6				17
Doubtful								—
Total	$317	$355	$218	$66	$17	$13	$—	$986
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$63	$51	$78	$68	$22	$27		$309
Special mention								—
Substandard		1	4		5			10
Doubtful								—
Total	$63	$52	$82	$68	$27	$27	$—	$319
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$118	$88	$241	$165	$72	$102		$786
Special mention				1		3		4
Substandard	1	1	1	3	5	15		26
Doubtful								—
Total	$119	$89	$242	$169	$77	$120	$—	$816
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$62	$148	$293	$200	$105	$175		$983
Special mention	2	1		8		2		13
Substandard	1	2	32	4	2	13		54
Doubtful								—
Total	$65	$151	$325	$212	$107	$190	$—	$1,050
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$286	$409	$407	$292	$143	$264	$155	$1,956
Special mention		1	2	2	1	2	1	9
Substandard	1	4	4	2	3	9	3	26
Doubtful								—
Total	$287	$414	$413	$296	$147	$275	$159	$1,991
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$215	$155	$166	$53	$17	$6		$612
Special mention								—
Substandard			1	2				3
Doubtful								—
Total	$215	$155	$167	$55	$17	$6	$—	$615
Year-to-Date Gross Charge-Offs	$—	$—	$1	$—	$—	$—	$—	$1

June 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$41	$50	$35	$17	$3	$1	$8	$155
Special mention								—
Substandard		1						1
Doubtful								—
Total	$41	$51	$35	$17	$3	$1	$8	$156
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$1,615	$1,749	$1,721	$937	$418	$697	$163	$7,300
Special mention	30	4	4	11	1	7	1	58
Substandard	24	15	45	20	16	39	3	162
Doubtful	—	—	—	—	—	—	—	—
Total	$1,669	$1,768	$1,770	$968	$435	$743	$167	$7,520
Year-to-Date Gross Charge-Offs	$—	$—	$1	$—	$—	$1	$—	$2

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at June 30, 2023 (dollars in millions):

June 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$333	$468	$105	$44	$18	$26	$—	$994
Special mention	8	1	—	—	1	—	—	10
Substandard	3	7	4	2	—	2	—	18
Doubtful	—	—	—	—	—	—	—	—
Total	$344	$476	$109	$46	$19	$28	$—	$1,022
Year-to-Date Gross Charge-Offs	$—	$—	$1	$—	$—	$—	$—	$1

June 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$11	$84	$17	$14	$1	87	$—	$214
Special mention	—	—	—	—	1	—	—	1
Substandard	—	—	1	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$11	$84	$18	$14	$2	$87	$—	$216
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$30	$42	$5	$2	$1	—	$—	$80
Special mention	—	1	—	—	—	—	—	1
Substandard	—	1	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$30	$44	$5	$2	$1	$—	$—	$82
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$242	$498	$103	$24	$11	$12	$—	$890
Special mention	8	4	—	—	—	—	—	12
Substandard	4	8	1	—	—	—	—	13
Doubtful	—	—	—	—	—	—	—	—
Total	$254	$510	$104	$24	$11	$12	$—	$915
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$63	$126	$78	$26	$9	$26	$—	$328
Special mention	—	—	—	5	—	—	—	5
Substandard	—	1	1	—	—	1	—	3
Doubtful	—	—	—	—	—	—	—	—
Total	$63	$127	$79	$31	$9	$27	$—	$336
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$101	$234	$185	$125	$46	$88	$—	$779
Special mention	—	5	1	—	11	2	—	19
Substandard	—	1	4	1	2	5	—	13
Doubtful	—	—	—	—	—	—	—	—
Total	$101	$240	$190	$126	$59	$95	$—	$811
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$67	$321	$240	$121	$68	$156	$—	$973
Special mention	—	—	—	—	6	1	—	7
Substandard	2	5	1	1	6	17	—	32
Doubtful	—	—	—	—	—	—	—	—
Total	$69	$326	$241	$122	$80	$174	$—	$1,012
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$228	$461	$335	$172	$73	$255	$138	$1,662
Special mention	—	2	3	2	—	3	1	11
Substandard	1	6	4	3	2	8	2	26
Doubtful	—	—	—	—	—	—	—	—
Total	$229	$469	$342	$177	$75	$266	$141	$1,699
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$110	$265	$99	$39	$16	$4	$—	$533
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	1	—	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—
Total	$110	$266	$100	$39	$16	$4	$—	$535
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$41	$63	$29	$6	$2	$1	$8	$150
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$41	$63	$29	$6	$2	$1	$8	$150
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$1,226	$2,562	$1,196	$573	$245	$655	$146	$6,603
Special mention	16	13	4	7	19	6	1	66
Substandard	10	30	17	7	10	33	2	109
Doubtful	—	—	—	—	—	—	—	—
Total	$1,252	$2,605	$1,217	$587	$274	$694	$149	$6,778
Year-to-Date Gross Charge-Offs	$—	$—	$1	$—	$—	$—	$—	$1

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at December 31, 2023 (dollars in millions):

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$720	$276	$73	$36	$14	$23	$—	$1,142
Special mention	1	1	—	—	1	—	—	3
Substandard	12	2	2	1	1	2	—	20
Doubtful	—	—	—	—	—	—	—	—
Total	$733	$279	$75	$37	$16	$25	$—	$1,165
Year-to-Date Gross Charge-Offs	$—	$—	$1	$—	$—	$—	$—	$1

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$25	$83	$15	$10	$1	$80	$—	$214
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$25	$83	$16	$10	$1	$80	$—	$215
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$63	$15	$4	$1	$1	$—	$—	$84
Special mention	—	—	—	—	—	—	—	—
Substandard	1	—	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$64	$15	$4	$1	$1	$—	$—	$85
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$515	$311	$78	$20	$9	$6	$—	$939
Special mention	8	2	—	—	—	—	—	10
Substandard	9	4	1	—	—	—	—	14
Doubtful	—	—	—	—	—	—	—	—
Total	$532	$317	$79	$20	$9	$6	$—	$963
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$101	$111	$73	$24	$8	$22	$—	$339
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	5	—	1	—	6
Doubtful	—	—	—	—	—	—	—	—
Total	$101	$111	$73	$29	$8	$23	$—	$345
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$167	$232	$172	$106	$41	$73	$—	$791
Special mention	—	5	1	—	—	2	—	8
Substandard	2	1	2	7	13	4	—	29
Doubtful	—	—	—	—	—	—	—	—
Total	$169	$238	$175	$113	$54	$79	$—	$828
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$154	$305	$217	$114	$62	$142	$—	$994
Special mention	1	1	4	—	1	1	—	8
Substandard	3	6	4	—	7	15	—	35
Doubtful	—	—	—	—	—	—	—	—
Total	$158	$312	$225	$114	$70	$158	$—	$1,037
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$477	$415	$313	$158	$67	$229	$138	$1,797
Special mention	1	2	2	2	—	3	1	11
Substandard	4	4	3	3	3	7	3	27
Doubtful	—	—	—	—	—	—	—	—
Total	$482	$421	$318	$163	$70	$239	$142	$1,835
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$195	$212	$74	$26	$10	$2	$—	$519
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	1	1	—	—	—	3
Doubtful	—	—	—	—	—	—	—	—
Total	$195	$213	$75	$27	$10	$2	$—	$522
Year-to-Date Gross Charge-Offs	$—	$1	$—	$—	$—	$—	$—	$1

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$71	$47	$22	$4	$1	$1	$7	$153
Special mention	—	—	—	—	—	—	—	—
Substandard	1	—	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$72	$47	$22	$4	$1	$1	$7	$154
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$2,488	$2,007	$1,041	$499	$214	$578	$145	$6,972
Special mention	11	11	7	2	2	6	1	40
Substandard	32	18	14	17	24	29	3	137
Doubtful	—	—	—	—	—	—	—	—
Total	$2,531	$2,036	$1,062	$518	$240	$613	$149	$7,149
Year-to-Date Gross Charge-Offs	$—	$1	$1	$—	$—	$—	$—	$2

At June 30, 2024 and 2023, and December 31, 2023, the Company’s past due loans are as follows (dollars in thousands):

June 30, 2024	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$4,953	$593	$1,060	$6,606	$1,135,384	$1,141,990	$—
Municipal	82	—	—	82	359,042	359,124	—
Total Commercial	5,035	593	1,060	6,688	1,494,426	1,501,114	—
Agricultural	1,158	997	119	2,274	83,912	86,186	—
Real Estate:
Construction & Development	11,086	1,144	545	12,775	973,619	986,394	—
Farm	2,055	—	95	2,150	316,447	318,597	95
Non-Owner Occupied CRE	2,208	—	—	2,208	813,505	815,713	—
Owner Occupied CRE	3,478	27	1,335	4,840	1,044,875	1,049,715	—
Residential	14,705	1,416	1,369	17,490	1,973,114	1,990,604	—
Total Real Estate	33,532	2,587	3,344	39,463	5,121,560	5,161,023	95
Consumer:
Auto	1,063	361	13	1,437	613,755	615,192	1
Non-Auto	354	135	149	638	155,580	156,218	135
Total Consumer	1,417	496	162	2,075	769,335	771,410	136
Total	$41,142	$4,673	$4,685	$50,500	$7,469,233	$7,519,733	$231

June 30, 2023	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,734	$722	$1,651	$6,107	$1,015,756	$1,021,863	$3
Municipal	215	—	—	215	215,762	215,977	—
Total Commercial	3,949	722	1,651	6,322	1,231,518	1,237,840	3
Agricultural	580	1,024	15	1,619	80,413	82,032	—
Real Estate:
Construction & Development	14,390	2,062	—	16,452	898,769	915,221	—
Farm	776	205	372	1,353	334,291	335,644	—
Non-Owner Occupied CRE	1,395	—	2,988	4,383	806,964	811,347	—
Owner Occupied CRE	3,356	3,818	—	7,174	1,004,337	1,011,511	—
Residential	7,265	2,210	1,301	10,776	1,687,903	1,698,679	520
Total Real Estate	27,182	8,295	4,661	40,138	4,732,264	4,772,402	520
Consumer:
Auto	574	118	14	706	533,897	534,603	—
Non-Auto	135	18	65	218	150,475	150,693	29
Total Consumer	709	136	79	924	684,372	685,296	29
Total	$32,420	$10,177	$6,406	$49,003	$6,728,567	$6,777,570	$552

December 31, 2023	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$8,789	$1,624	$1,700	$12,113	$1,152,698	$1,164,811	$141
Municipal	102	—	—	102	214,748	214,850	—
Total Commercial	8,891	1,624	1,700	12,215	1,367,446	1,379,661	141
Agricultural	850	246	4	1,100	83,790	84,890	—
Real Estate:
Construction & Development	8,887	2,115	1,856	12,858	950,300	963,158	863
Farm	1,024	195	—	1,219	343,735	344,954	—
Non-Owner Occupied CRE	3,565	—	—	3,565	824,404	827,969	—
Owner Occupied CRE	2,818	240	1,823	4,881	1,032,400	1,037,281	—
Residential	12,293	828	2,816	15,937	1,818,656	1,834,593	—
Total Real Estate	28,587	3,378	6,495	38,460	4,969,495	5,007,955	863
Consumer:
Auto	1,482	251	24	1,757	520,102	521,859	—
Non-Auto	341	51	—	392	154,034	154,426	—
Total Consumer	1,823	302	24	2,149	674,136	676,285	—
Total	$40,151	$5,550	$8,223	$53,924	$7,094,867	$7,148,791	$1,004

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

An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses due to the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. During the six-months ended June 30, 2024 and 2023, respectively, loan modifications made to borrowers experiencing financial difficulty was insignificant.

Note 4 - Loans Held-for-Sale

Loans held-for-sale totaled $19,668,000, $19,220,000 and $14,253,000 at June 30, 2024 and 2023, and December 31, 2023, respectively. At June 30, 2024 and 2023, and December 31, 2023, $275,000, $1,131,000 and $3,176,000, respectively, are valued at the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

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

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions (dollars in thousands):

June 30, 2024:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$49,877	$518	$—
Forward mortgage-backed securities trades	67,000	—	4

June 30, 2023:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$47,824	$455	$—
Forward mortgage-backed securities trades	66,000	160	—

December 31, 2023:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$28,956	$427	$—
Forward mortgage-backed securities trades	35,000	—	288

Note 6 – Borrowings

Borrowings consisted of the following (dollars in thousands):

	June 30,		December 31,
	2024	2023	2023
Securities sold under agreements with customers to repurchase	$138,950	$559,478	$381,928
Federal funds purchased	2,650	7,125	1,100
Other borrowings	21,053	21,053	21,053
Total	$162,653	$587,656	$404,081

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

The Company renewed its loan agreement, effective June 30, 2023, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25,000,000 on a revolving line of credit. There was no outstanding balance under the line of credit as of June 30, 2024.

During 2021, the Company began investing in qualifying Community Development Entities ("CDE") under the federal New Market Tax Credits ("NMTC") program. See Note 7 for further discussion of our activity and related balances on the consolidated balance sheets, including the $21,053,000 in other borrowings shown above.

Note 7 - Income Taxes

Income tax expense was $11,156,000 for the second quarter of 2024 as compared to $11,754,000 for the same period in 2023. The Company’s effective tax rates on pretax income were 17.53% and 18.77% for the second quarters of 2024 and 2023, respectively. Income tax expense was $22,636,000 for the first six months of 2024 as compared to $23,442,000 for the same period in 2023. The Company’s effective tax rates on pretax income were 17.61% and 18.48% for the first six months of 2024 and 2023, respectively. The effective tax rates differ from the statutory federal tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan, excess tax benefits for distributions under our deferred compensation plan and vesting of equity awards, and NMTC benefits.

Low Income Housing Tax Credit Investments - During 2021, the Company began investing in an affordable housing fund that will invest in real estate projects that qualify for the federal low-income housing tax credit ("LIHTC") program designed to promote private development of low income housing. The investments made by the fund will generate a return to the Company primarily through the realization of LIHTCs, and also through federal tax deductions generated from the ongoing operating losses from the investees of the fund. The Company's investment in the fund will be amortized through income tax expense using the proportional amortization method as related tax credits are utilized by the Company. The initial capital contribution commitment to the fund was for up to $5,500,000. Contributions were $1,289,000 at June 30, 2024, and $218,000 at June 30, 2023, and $615,000 at December 31, 2023, respectively, which is included in other assets on the consolidated balance sheet.

New Market Tax Credit Investments - During 2021, the Company began investing in qualifying CDEs under the federal NMTC program. NMTC investments are made through the third-party CDEs which are qualified through the U.S. Department of Treasury and receive periodic allocation of amounts under the NMTC program. NMTCs are generated from qualified investments by the CDEs utilizing equity investments made by a taxpayer, like the Company. Through these equity investments, the Company will receive the tax benefits from the NMTCs equal to 39% of the qualified investment from the CDE to qualifying eligible projects over a seven year period. The Company's equity investments in the CDEs is amortized using the proportional amortization method and related tax credits are allocated to the Company. At June 30, 2024, June 30, 2023, and December 31, 2023, the consolidated balance sheet of the Company included a $18,000,000 loan to the investee in loans and the $21,053,000 leveraged loan from the investee in other borrowings (see Note 6). At June 30, 2024 and 2023, and December 31, 2023, the consolidated balance sheet of the Company included CDE investments in other assets of $25,085,000, $26,281,000, and $25,738,000, respectively.

Note 8 - Stock Based Compensation

On April 27, 2021, the Company’s shareholders approved the 2021 Omnibus Stock and Incentive Plan (“2021 Plan”) and reserved 2,500,000 shares of the Company’s common stock for issuance under this plan. At June 30, 2024, the Company had 1,614,517 shares of stock remaining for issuance under the plan. The 2021 Plan supersedes all prior stock option and restricted stock plans with shares previously reserved for issuance under such plans cancelled.

Restricted Stock Units

Under the 2021 Plan, the Company grants restricted stock units under compensation arrangements for the benefit of employees, senior and executive officers and directors. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements. The following table summarizes information about the changes in restricted stock units for the six-months ended June 30, 2024 and 2023.

	For the Six-Months Ended June 30,
	2024		2023
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	53,817	$37.04	39,657	$47.83
Grants	—	—	—	—
Vesting	—	—	—	—
Forfeited/expired	(2,389)	34.80	(2,888)	47.87
Balance at end of period	51,428	$37.14	36,769	$47.83

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

The following table summarizes information about the changes in PSUs as of and for the six-months ended June 30, 2024 and 2023.

	For the Six-Months Ended June 30,
	2024		2023
	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	75,227	$40.24	47,082	$48.00
Grants	—	—	—	—
Vesting	(20,532)	48.91	—	—
Forfeited/expired	(2,493)	35.21	(3,456)	48.04
Balance at end of period	52,202	$37.07	43,626	$48.00

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

The following table summarizes information about vested and unvested restricted stock.

	For the Six-Months Ended June 30,
	2024		2023
	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	25,190	$27.79	24,813	$36.21
Grants	22,950	30.51	25,190	27.79
Vesting	(25,190)	27.79	(17,682)	38.54
Forfeited/expired	—	—	(1,105)	29.70
Balance at end of period	22,950	$30.51	31,216	$28.25

The total fair value of restricted stock vested for the six-months ended June 30, 2024 and 2023, was $1,418,000 and $510,000, respectively.

The Company recorded restricted stock unit, performance-based restricted stock unit and restricted stock award expense for employees of $391,000 and $420,000 for the three-months ended June 30, 2024 and 2023, respectively. The Company recorded restricted stock unit, performance-based restricted stock unit and restricted stock award expense for employees of $860,000 and $779,000 for the six-months ended June 30, 2024 and 2023, respectively. The Company recorded director expense related to these restricted stock grants of $175,000 and $167,000, for the three-months ended June 30, 2024 and 2023, respectively. The Company recorded director expense related to these restricted stock grants of $350,000 and $317,000, for the six-months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024 and 2023, there were $2,478,000 and $2,689,000, respectively, of total unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance-based restricted stock units which is expected to be recognized over a weighted-average period of 1.06 years and 1.08 years, respectively. At June 30, 2024 and 2023, and December 31, 2023, there was $122,000, $92,000 and $124,000, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting.

Stock Option Plans

Prior to the approval of the 2021 Plan, the 2012 Incentive Stock Option Plan (the “2012 Plan”) provided for the granting of options to employees of the Company at prices not less than market value at the date of the grant. The 2012 Plan provided that options granted vest and are exercisable after two years from the date of grant and vest at a rate of 20% each year thereafter and have a 10-year term. The most recent grants from the 2021 Plan provided that 20% of the options granted vest and are exercisable after one year from the date of grant and the remaining options vest and are exercisable at a rate of 20% each year thereafter, or 33.3% of the options granted are vested and exercised after one year from the date of the grant and the remaining options are vested and exercised at a rate of 33.3% each year thereafter, and have a 10-year term. Shares are issued under the 2012 Plan and the 2021 Plan from available authorized shares. An analysis of stock option activity for the six-months ended June 30, 2024 is presented in the table and narrative below:

	Shares	Weighted- Average Ex. Price
Outstanding, December 31, 2023	1,552,249	$30.45
Granted	—	—
Exercised	(91,414)	20.54
Cancelled	(54,795)	33.42
Outstanding, June 30, 2024	1,406,040	30.97
Exercisable, June 30, 2024	850,354	$26.23

The options outstanding at June 30, 2024 had exercise prices ranging between $16.95 and $48.91. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees.

The Company recorded stock option expense totaling $485,000 and $445,000 for the three-months ended June 30, 2024 and 2023, respectively. The Company recorded stock option expense totaling $969,000 and $889,000 for the six-months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, there was $4,232,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.33 years. The total fair value of shares vested during the six-months ended June 30, 2024 and 2023 was $521,000 and $1,048,000, respectively.

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

There were no transfers between Level 2 and Level 3 during the three and six-months ended June 30, 2024 and 2023, and the year ended December 31, 2023.

The following table summarizes the Company’s available-for-sale securities, loans held-for-sale, and derivatives which are measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

June 30, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$341,976	$—	$—	$341,976
Obligations of state and political subdivisions	—	1,445,373	—	1,445,373
Corporate bonds	—	99,627	—	99,627
Residential mortgage-backed securities	—	2,316,085	—	2,316,085
Commercial mortgage-backed securities	—	350,022	—	350,022
Other securities	19,941	—	—	19,941
Total	$361,917	$4,211,107	$—	$4,573,024
Loans held-for-sale	$—	$19,393	$—	$19,393
IRLCs	$—	$—	$518	$518
Forward mortgage-backed securities trades	$—	$(4)	$—	$(4)

June 30, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$483,776	$—	$—	$483,776
Obligations of states and political subdivisions	—	1,692,964	—	1,692,964
Corporate bonds	—	98,280	—	98,280
Residential mortgage-backed securities	—	2,472,941	—	2,472,941
Commercial mortgage-backed securities	—	314,387	—	314,387
Other securities	3,914	—	—	3,914
Total	$487,690	$4,578,572	$—	$5,066,262
Loans held-for-sale	$—	$18,089	$—	$18,089
IRLCs	$—	$—	$455	$455
Forward mortgage-backed securities trades	$—	$160	$—	$160

December 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$482,234	$—	$—	$482,234
Obligations of state and political subdivisions	—	1,497,157	—	1,497,157
Corporate bonds	—	100,471	—	100,471
Residential mortgage-backed securities	—	2,364,092	—	2,364,092
Commercial mortgage-backed securities	—	284,324	—	284,324
Other securities	4,484	—	—	4,484
Total	$486,718	$4,246,044	$—	$4,732,762
Loans held-for-sale	$—	$11,077	$—	$11,077
IRLCs	$—	$—	$427	$427
Forward mortgage-backed securities trades	$—	$(288)	$—	$(288)

The following table summarizes the Company’s loans held-for-sale at fair value and the net unrealized gains as of the balance sheet dates shown below (dollars in thousands):

	June 30,		December 31,
	2024	2023	2023
Unpaid principal balance on loans held-for-sale	$18,929	$17,730	$10,757
Net unrealized gains on loans held-for-sale	464	359	320
Loans held-for-sale at fair value	$19,393	$18,089	$11,077

The following table summarizes the Company’s gains on sale and fees of mortgage loans for the three and six-months ended June 30, 2024 and 2023 (dollars in thousand):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2024	2023	2024	2023
Realized gain on sale and fees on mortgage loans*	$3,779	$3,429	$6,359	$6,288
Change in fair value on loans held-for-sale and IRLCs	(179)	(389)	172	145
Change in forward mortgage-backed securities trades	87	494	284	75
Total gain on sale of mortgage loans	$3,687	$3,534	$6,815	$6,508

* This includes gains on loans held-for-sale carried under the fair value method and lower of cost or market.

No residential mortgage loans held-for-sale were 90 days or more past due or considered nonaccrual as of June 30, 2024, June 30, 2023, or December 31, 2023. No significant credit losses were recognized on mortgage loans held-for-sale for the three and six-months ended June 30, 2024 and 2023.

Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include other real estate owned, goodwill and other intangible assets, and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the six-months ended June 30, 2024 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no other real estate owned properties that were re-measured subsequent to their initial transfer to other real estate owned during the three and six-months ended June 30, 2024 and 2023.

At June 30, 2024 and 2023, and December 31, 2023, other real estate owned totaled $629,000, $15,000, and $483,000, respectively.

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

	June 30,				December 31,
	2024		2023		2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$263,262	$263,262	$255,018	$255,018	$281,354	$281,354	Level 1
Federal funds sold	2,800	2,800	—	—	—	—	Level 1
Interest-bearing demand deposits in banks	103,315	103,315	23,839	23,839	255,237	255,237	Level 1
Available-for-sale securities	4,573,024	4,573,024	5,066,262	5,066,262	4,732,762	4,732,762	Levels 1 and 2
Loans held-for-investment, net of allowance for credit losses	7,424,563	7,438,802	6,691,029	6,672,348	7,060,057	7,036,722	Level 3
Loans held-for-sale	19,668	19,686	19,220	19,264	14,253	14,378	Level 2
Accrued interest receivable	61,847	61,847	56,236	56,236	58,544	58,544	Level 2
Deposits with stated maturities	969,802	969,750	893,429	891,181	938,980	938,534	Level 2
Deposits with no stated maturities	10,439,355	10,439,355	9,914,131	9,914,131	10,199,320	10,199,320	Level 1
Repurchase Agreements	138,950	138,950	559,479	559,479	381,928	381,928	Level 2
Borrowings	23,703	23,703	28,177	28,177	22,153	22,153	Level 2
Accrued interest payable	10,092	10,092	8,155	8,155	10,215	10,215	Level 2
IRLCs	518	518	455	455	427	427	Level 3
Forward mortgage-backed securities trades asset (liability)	(4)	(4)	160	160	(288)	(288)	Level 2

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
•
changes in our liquidity position, including a result of a reduction in the amount of sources of liquidity we currently have;
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

Introduction

As a financial holding company, we generate most of our revenue from interest on loans and investments, trust fees, gain on sale of mortgage loans and service charges and fees on deposit accounts. Our primary source of funding for our loans and investments are deposits held by our bank subsidiary, First Financial Bank. Our largest expenses are interest on deposits and salaries and related employee benefits. We measure our performance by calculating our return on average assets, return on average equity, regulatory capital ratios, net interest margin and efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income.

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

Stock Repurchase

On July 23, 2024, the Company's Board of Directors re-authorized the repurchase of up to 5 million common shares through July 31, 2025. The prior authorization had been in place since July 27, 2021. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades, or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Under the authorization effective through July 31, 2024, the Company repurchased and retired 101,337 shares (all during September 2023) at an average price of $26.99 per share.

Recent Developments

Effective April 22, 2024, First Financial Bank and First Financial Trust and Asset Management Company converted their charters to a Texas state banking association and a Texas chartered trust company, respectively. The Bank is now a Texas banking association chartered and regulated by the Texas Department of Banking and Trust Company is now a Texas trust company chartered and regulated by the Texas Department of Banking. The Bank will continue to be a member bank of the Federal Reserve system and maintain FDIC deposit insurance.

Results of Operations

Performance Summary. Net earnings for the second quarter of 2024 were $52.49 million compared to earnings of $50.87 million for the second quarter of 2023. Diluted earnings per share was $0.37 for the second quarter of 2024 and $0.36 for the second quarter of 2023.

The return on average assets was 1.61% for the second quarter of 2024, as compared to 1.58% for the second quarter of 2023. The return on average equity was 14.43% for the second quarter of 2024 as compared to 14.89% for the second quarter of 2023.

Net earnings for the six-months ended June 30, 2024 were $105.88 million compared to earnings of $103.44 million for the six-months ended June 30, 2023. Diluted earnings per share was $0.74 for the first six months of 2024 and $0.72 for the first six months of 2023.

The return on average assets was 1.62% for the first six months of 2024, as compared to 1.62% for the first six months of 2023. The return on average equity was 14.43% for the first six-months of 2024, as compared to 15.58% for the same period in 2023.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $105.85 million for the second quarter of 2024, as compared to $98.82 million for the same period last year. The increase in 2024 tax equivalent net interest income compared to 2023 was largely attributable to the change in the mix of interest earning assets primarily derived from an increase in average loans offset by a decrease in taxable and tax-exempt investment securities. Additionally, the rates received on loans continued to increase along with the rates paid on deposits. Average earning assets were $12.23 billion for the second quarter of 2024, as compared to $12.05 billion during the second quarter of 2023. The increase of $178.07 million in average earning assets for the second quarter of 2024 when compared to the same period in 2023 was primarily a result of (i) an increase in loans of $722.02 million, offset by (ii) a decrease in tax-exempt securities of $248.71 million, and (iii) a decrease in taxable investment securities of $338.70 million. Average interest-bearing liabilities were $8.26 billion for the second quarter of 2024, as compared to $7.75 billion in the same period in 2023. The yield on earning assets increased 75 basis points while the rate paid on interest-bearing liabilities increased 75 basis points for the second quarter of 2024 compared to the second quarter of 2023.

Tax-equivalent net interest income was $208.66 million for the six-months ended June 30, 2024 as compared to $198.23 million for the same period in 2023. The increase in 2024 tax equivalent net interest income compared to 2023 was largely attributable to the change in the mix of interest earning assets primarily derived from an increase in average loans offset by a decrease in taxable and tax-exempt investment securities. Additionally, the rates received on loans continued to increase along with the rates paid on deposits. Average earning assets were $12.30 billion for the six-months ended June 30, 2024, as compared to $12.06 billion during the same period last year. The increase of $237.08 million in average earning assets for the six-months ended June 30, 2024 when compared to the same period in 2023 was primarily a result of (i) an increase in loans of $713.05 million, offset by (ii) a decrease in tax-exempt securities of $282.10 million, and (iii) a decrease in taxable investment securities of $317.09 million. Average interest-bearing liabilities were $8.29 billion for the six-months ended June 30, 2024, as compared to $7.73 billion in the same period in 2023. The yield on earning assets increased 75 basis points while the rate paid on interest-bearing liabilities increased 90 basis points for the six-months ended June 30, 2024 as compared to the six-months ended June 30, 2023.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (dollars in thousands):

	Three-Months Ended June 30, 2024 Compared to Three-Months Ended June 30, 2023			Six-Months Ended June 30, 2024 Compared to Six-Months Ended June 30, 2023
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Short-term investments	$568	$215	$783	$2,982	$863	$3,845
Taxable investment securities	(1,890)	1,770	(120)	(3,565)	2,614	(951)
Tax-exempt investment securities (1)	(1,775)	(294)	(2,069)	(4,068)	(950)	(5,018)
Loans (1) (2)	10,646	15,050	25,696	20,335	33,509	53,844
Interest income	7,549	16,741	24,290	15,684	36,036	51,720
Interest-bearing deposits	3,857	16,928	20,785	6,235	37,990	44,225
Repurchase agreements	(2,476)	422	(2,054)	(3,763)	1,226	(2,537)
Borrowings	(1,314)	(156)	(1,470)	(373)	(23)	(396)
Interest expense	67	17,194	17,261	2,099	39,193	41,292
Net interest income	$7,482	$(453)	$7,029	$13,585	$(3,157)	$10,428

(1)
Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(2)
Nonaccrual loans are included in loans.

The net interest margin, on a tax equivalent basis, was 3.48% for the second quarter of 2024, an increase of 19 basis points from the same period in 2023. The net interest margin, on a tax equivalent basis, for the first six-months of 2024 was 3.41%, an increase of 9 basis points from the same period in 2023. The net interest margin has expanded during the past year primarily due to (i) a shift in asset mix from investment securities to higher yielding loans, (ii) increased loan yields due to renewing loans and variable rate loans repricing higher. The Federal Reserve began aggressively increasing interest rates in March 2022 and continuing into 2023 with increases of 25 basis points in February, March, May, and July 2023, respectively, resulting in a target rate range of 5.25% to 5.50% at June 30, 2024. Loan rates on variable loans have increased as the majority of such loans are indexed to the applicable prime rate (currently 8.50% at June 30, 2024).

There are $951.90 million of municipal and related deposits which are indexed to short-term treasury rates which have continued to increase with the changes in the applicable rate index. Average municipal and related deposits totaled $1.51 billion and $1.48 billion for the six-months ended June 30, 2024 and 2023, respectively, with an average rate paid of 3.98% and 2.62%, for the respective six-months then ended.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (dollars in thousands, except percentages):

	Three-Months Ended June 30,
	2024			2023
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$164,867	$2,366	5.77%	$121,410	$1,583	5.23%
Taxable investment securities (2)	3,250,684	19,912	2.45	3,589,381	20,032	2.23
Tax-exempt investment securities (2)(3)	1,404,706	9,730	2.77	1,653,418	11,799	2.85
Loans (3)(4)	7,405,297	124,237	6.75	6,683,276	98,541	5.91
Total earning assets	12,225,554	$156,245	5.14%	12,047,485	$131,955	4.39%
Cash and due from banks	226,889			222,220
Bank premises and equipment, net	152,414			152,712
Other assets	251,818			232,881
Goodwill and other intangible assets, net	314,394			315,192
Allowance for credit losses	(89,796)			(80,721)
Total assets	$13,081,273			$12,889,769
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$8,020,247	$48,414	2.43%	$7,037,677	$27,629	1.57%
Repurchase agreements	212,590	1,895	3.59	570,071	3,949	2.78
Borrowings	22,932	91	1.60	145,000	1,561	4.32
Total interest-bearing liabilities	8,255,769	$50,400	2.46%	7,752,748	$33,139	1.71%
Noninterest-bearing deposits	3,289,906			3,704,143
Other liabilities	72,464			62,227
Total liabilities	11,618,139			11,519,118
Shareholders’ equity	1,463,134			1,370,651
Total liabilities and shareholders’ equity	$13,081,273			$12,889,769
Net interest income (tax equivalent)		$105,845			$98,816
Rate Analysis:
Interest income/earning assets			5.14%			4.39%
Interest expense/earning assets			(1.66)			(1.10)
Net interest margin			3.48%			3.29%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Includes tax equivalent yield adjustment of approximately $2.57 million and $2.95 million in the second quarters of 2024 and 2023, respectively, using an effective tax rate of 21% for both periods.
(4)
Includes nonaccrual loans.

	Six-Months Ended June 30,
	2024			2023
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$256,879	$7,079	5.54%	$133,662	$3,234	4.87%
Taxable investment securities (2)	3,313,504	39,864	2.41	3,630,591	40,815	2.25
Tax-exempt investment securities (2)(3)	1,419,606	19,524	2.75	1,701,707	24,542	2.88
Loans (3)(4)	7,305,361	241,846	6.66	6,592,310	188,002	5.75
Total earning assets	12,295,350	$308,313	5.04%	12,058,270	$256,593	4.29%
Cash and due from banks	236,835			232,160
Bank premises and equipment, net	151,865			153,017
Other assets	246,397			230,712
Goodwill and other intangible assets, net	314,471			315,300
Allowance for credit losses	(89,266)			(78,436)
Total assets	$13,155,652			$12,911,023
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$7,949,170	$93,666	2.37%	$7,058,979	$49,441	1.41%
Repurchase agreements	265,014	4,457	3.38	573,672	6,994	2.46
Borrowings	77,947	1,530	3.95	96,680	1,926	4.02
Total interest-bearing liabilities	8,292,131	$99,653	2.42%	7,729,331	$58,361	1.52%
Noninterest-bearing deposits	3,318,332			3,781,876
Other liabilities	69,300			61,134
Total liabilities	11,679,763			11,572,341
Shareholders’ equity	1,475,889			1,338,682
Total liabilities and shareholders’ equity	$13,155,652			$12,911,023
Net interest income (tax equivalent)		$208,660			$198,232
Rate Analysis:
Interest income/earning assets			5.04%			4.29%
Interest expense/earning assets			(1.63)			(0.97)
Net interest margin			3.41%			3.32%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Includes tax equivalent yield adjustment of approximately $5.15 million and $6.08 million in the first six months of 2024 and 2023, respectively, using an effective tax rate of 21% for both periods.
(4)
Includes nonaccrual loans.

Noninterest Income. Noninterest income for the second quarter of 2024 was $31.27 million compared to $29.95 million in the same quarter of 2023. Trust fees increased to $11.71 million for the second quarter of 2024 compared to $9.88 million for the second quarter of 2023, driven by the increase in market value of trust assets managed to $10.24 billion at June 30, 2024, compared to $9.28 billion at June 30, 2023. Debit card fees decreased to $5.15 million for the second quarter of 2024 compared with $6.72 million for the second quarter of 2023, due to annual incentives of $1.53 million that were recognized during the second quarter of 2023. Annual incentives are being recognized throughout the year in 2024. Mortgage related income increased to $3.69 million for the second quarter of 2024 compared to $3.53 million in the second quarter of 2023 due to a slight increase in mortgage loans originated.

Noninterest income for the first six months of 2024 was $60.65 million compared to $57.95 million in the same period of 2023. Trust fees increased to $23.09 million for the first six months of 2024 compared to $19.73 million for the first six months of 2023, driven by the increase in market value of trust assets managed to $10.24 billion at June 30, 2024, compared to $9.28 billion at June 30, 2023. Debit card fees decreased to $10.04 million for the first six months of 2024 compared with $11.66 million for the first six months of 2023, due to annual incentives of $1.53 million that were recognized during the second quarter of 2023. Annual incentives are being recognized throughout the year in 2024. Mortgage related income increased to $6.82 million for the first six months of 2024 compared to $6.51 million in the same period in 2023 due to a slight increase in mortgage loans originated.

Table 3 - Noninterest Income (dollars in thousands):

	Three-Months Ended June 30,			Six-Months Ended June 30,
	2024	Increase (Decrease)	2023	2024	Increase (Decrease)	2023
Trust fees	$11,714	$1,831	$9,883	$23,093	$3,365	$19,728
Service charges on deposit accounts	6,009	(301)	6,310	12,255	(91)	12,346
Debit card fees	5,145	(1,575)	6,720	10,036	(1,620)	11,656
Credit card fees	672	(39)	711	1,303	(17)	1,320
Gain on sale and fees on mortgage loans	3,687	153	3,534	6,815	307	6,508
Net gain on sale of available-for-sale securities	—	(46)	46	—	(58)	58
Net gain (loss) on sale of foreclosed assets	(58)	(57)	(1)	(58)	(91)	33
Net gain on sale of assets	2	2	—	2	(928)	930
Interest on loan recoveries	664	189	475	1,219	398	821
Other:
Check printing fees	23	1	22	34	(8)	42
Safe deposit rental fees	176	(11)	187	439	(28)	467
Credit life fees	462	328	134	689	414	275
Brokerage commissions	446	70	376	838	104	734
Wire transfer fees	457	40	417	895	91	804
Miscellaneous income	1,869	736	1,133	3,091	859	2,232
Total other	3,433	1,164	2,269	5,986	1,432	4,554
Total Noninterest Income	$31,268	$1,321	$29,947	$60,651	$2,697	$57,954

Noninterest Expense. Total noninterest expense for the second quarter of 2024 was $65.01 million, compared to $57.61 million for the same period of 2023. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio was 47.41% for the second quarter of 2024 compared to 44.74% for the same quarter in 2023.

Salaries, commissions and employee benefits for the second quarter of 2024 totaled $37.47 million, compared to $31.77 million for the same period in 2023. The net increase was primarily a result of merit-based and market driven pay increases, performance-based incentive accruals, an increase of $1.93 million in profit sharing expense and an increase of $1.33 million in medical insurance expense.

All other categories of noninterest expense for the second quarter of 2024 totaled $27.54 million, compared to $25.85 million in the same quarter a year ago. Noninterest expense, excluding salary related costs, for the three-months ended June 30, 2024 increased largely due to increases in software amortization and expense, legal expenses and professional and service fees when compared to the same period in 2023.

Total noninterest expense for the first six months of 2024 was $128.95 million, compared to $114.87 million for the same period of 2023. Our efficiency ratio was 47.88% for the first six months of 2024 compared to 44.84% for the same period in 2023.

Salaries, commissions and employee benefits for the first six months of 2024 totaled $74.16 million, compared to $63.23 million for the same period in 2023. The net increase was primarily a result of merit-based and market driven pay increases, performance based incentive accruals, an increase of $3.58 million in profit sharing expense and an increase of $2.62 million in medical insurance expense.

All other categories of noninterest expense for the six-months ended June 30, 2024 totaled $54.80 million, compared to $51.64 million in the same period a year ago. Noninterest expense, excluding salary related costs, for the six-months ended June 30, 2024 increased largely due to increases in software amortization and expense, legal expenses, professional and service fees and FDIC insurance fees. An additional $440 thousand was accrued in the first quarter of 2024 for the FDIC special assessment over the Company's regular accrual.

Table 4 - Noninterest Expense (dollars in thousands):

	Three-Months Ended June 30,			Six-Months Ended June 30,
	2024	Increase (Decrease)	2023	2024	Increase (Decrease)	2023
Salaries, commissions and incentives (excluding mortgage)	$26,276	$2,246	$24,030	$51,533	$4,173	$47,360
Mortgage salaries and incentives	2,296	84	2,212	4,296	187	4,109
Medical	3,236	1,331	1,905	6,841	2,617	4,224
Profit sharing	1,903	1,933	(30)	3,583	3,583	—
401(k) match expense	987	23	964	1,975	42	1,933
Payroll taxes	1,898	78	1,820	4,098	164	3,934
Stock based compensation	876	11	865	1,829	162	1,667
Total salaries and employee benefits	37,472	5,706	31,766	74,155	10,928	63,227
Net occupancy expense	3,618	195	3,423	7,088	235	6,853
Equipment expense	2,233	35	2,198	4,470	145	4,325
FDIC insurance premiums	1,508	91	1,417	3,473	402	3,071
Debit card expense	3,242	21	3,221	6,300	(120)	6,420
Professional and service fees	2,828	431	2,397	5,224	462	4,762
Printing, stationery and supplies	425	(315)	740	872	(578)	1,450
Operational and other losses	769	(87)	856	1,923	136	1,787
Software amortization and expense	3,158	639	2,519	6,163	1,333	4,830
Amortization of intangible assets	157	(71)	228	314	(142)	456
Other:
Data processing fees	595	104	491	1,213	227	986
Postage	365	20	345	750	32	718
Advertising	741	(148)	889	1,456	(26)	1,482
Correspondent bank service charges	233	12	221	473	37	436
Telephone	774	(20)	794	1,619	(5)	1,624
Public relations and business development	725	(175)	900	1,464	(318)	1,782
Directors’ fees	706	80	626	1,405	113	1,292
Audit and accounting fees	529	(113)	642	938	(326)	1,264
Legal fees and other related costs	905	536	369	1,166	555	611
Regulatory exam fees	315	5	310	629	8	621
Travel	456	(16)	472	839	(78)	917
Courier expense	337	22	315	644	51	593
Other real estate owned	(19)	(30)	11	33	22	11
Other miscellaneous expense	2,940	477	2,463	6,341	990	5,351
Total other	9,602	754	8,848	18,970	1,282	17,688
Total Noninterest Expense	$65,012	$7,399	$57,613	$128,952	$14,083	$114,869

Balance Sheet Review

Loans. The portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. As of June 30, 2024, total loans held-for-investment were $7.52 billion, an increase of $370.94 million, as compared to December 31, 2023.

As compared to year-end 2023 balances, total real estate loans increased $153.07 million, total consumer loans increased $95.13 million, total commercial loans increased $121.45 million, and agricultural loans increased $1.30 million. Loans averaged $7.41 billion for the second quarter of 2024, an increase of $722.02 million over the prior year second quarter average balances. Loans averaged $7.31 billion for the first six months of 2024, an increase of $713.05 million from the prior year six-month period average balances.

Loan portfolio segments include C&I, Municipal, Agricultural, Construction and Development, Farm, Non-Owner Occupied and Owner Occupied CRE, Residential, Consumer Auto and Consumer Non-Auto. This segmentation allows for a more precise pooling of loans with similar credit risk characteristics and credit monitor procedures for the Company’s calculation of its allowance for credit losses.

Table 5 outlines the composition of the Company’s held-for-investment loans by portfolio segment.

Table 5 - Composition of Loans Held-for-Investment (dollars in thousands):

	June 30,		December 31,
	2024	2023	2023
Commercial:
C&I	$1,141,990	$1,021,863	$1,164,811
Municipal	359,124	215,977	214,850
Total Commercial	1,501,114	1,237,840	1,379,661
Agricultural	86,186	82,032	84,890
Real Estate:
Construction & Development	986,394	915,221	963,158
Farm	318,597	335,644	344,954
Non-Owner Occupied CRE	815,713	811,347	827,969
Owner Occupied CRE	1,049,715	1,011,511	1,037,281
Residential	1,990,604	1,698,679	1,834,593
Total Real Estate	5,161,023	4,772,402	5,007,955
Consumer:
Auto	615,192	534,603	521,859
Non-Auto	156,218	150,693	154,426
Total Consumer	771,410	685,296	676,285
Total	$7,519,733	$6,777,570	$7,148,791

Loans held-for-sale, consisting of secondary market mortgage loans, totaled $19.67 million, $19.22 million, and $14.25 million at June 30, 2024 and 2023, and December 31, 2023, respectively. At June 30, 2024 and 2023, and December 31, 2023, $275 thousand, $1.13 million and $3.18 million, respectively, are valued using the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

Commercial real estate loans (owner and non-owner occupied CRE) represent 24.81% of the Company's total loan portfolio as of June 30, 2024. Non-owner occupied CRE represents $815.71 million, or 10.85%, of the Company's total loan portfolio as of June 30, 2024. The properties securing this portfolio are diverse as to geographic location in Texas as well as industry type. Collateral for CRE loans is located throughout the Company’s markets in central west Texas, the Dallas-Fort Worth metroplex and southeast Texas with less than 1% of properties located outside of the state. The largest concentrations in the CRE portfolio as to type are industrial/warehouse at approximately 15.25% and multifamily at approximately 8.74% as of June 30, 2024. All additional property type categories are 5% or less of the CRE portfolio. Credit underwriting standards are periodically reviewed and adjusted based upon observations from our ongoing monitoring of economic conditions in our lending areas. In response to the current interest rate environment and increases in benchmark rates, the Company has enhanced stress testing and loan review activities to mitigate interest rate reset risk with a specific emphasis on borrowers’ abilities to absorb the impact of higher interest rates on loans.

The following tables summarize maturity information of our loan portfolio as of June 30, 2024. The tables also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

Maturity Distribution and Interest Sensitivity of Loans at June 30, 2024 (dollars in thousands):

Total Loans Held-for-Investment:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$449,804	$553,489	$113,991	$24,706	$1,141,990
Municipal	116,515	68,157	117,444	57,008	359,124
Total Commercial	566,319	621,646	231,435	81,714	1,501,114
Agricultural	67,646	16,589	1,951	—	86,186
Real Estate:
Construction & Development	415,905	228,631	225,098	116,760	986,394
Farm	20,957	39,080	152,790	105,770	318,597
Non-Owner Occupied CRE	105,001	202,883	395,655	112,174	815,713
Owner Occupied CRE	52,775	296,483	499,324	201,133	1,049,715
Residential	157,345	116,972	790,780	925,507	1,990,604
Total Real Estate	751,983	884,049	2,063,647	1,461,344	5,161,023
Consumer:
Auto	7,019	577,327	30,846	—	615,192
Non-Auto	37,378	88,519	24,334	5,987	156,218
Total Consumer	44,397	665,846	55,180	5,987	771,410
Total	$1,430,345	$2,188,130	$2,352,213	$1,549,045	$7,519,733
% of Total Loans	19.02%	29.10%	31.28%	20.60%	100.00%

Loans with fixed interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years		Total
Commercial:
C&I	$75,592	$314,747	$12,416	$	N/A	$402,755
Municipal	3,180	67,490	87,380		10,744	168,794
Total Commercial	78,772	382,237	99,796		10,744	571,549
Agricultural	4,854	11,949	121		—	16,924
Real Estate:
Construction & Development	167,998	140,566	39,398		4,675	352,637
Farm	6,006	31,036	86,163		6,762	129,967
Non-Owner Occupied CRE	37,405	143,754	72,469		7,349	260,977
Owner Occupied CRE	31,387	168,137	36,996		3,935	240,455
Residential	88,171	92,227	492,866		118,602	791,866
Total Real Estate	330,967	575,720	727,892		141,323	1,775,902
Consumer:
Auto	7,019	577,327	30,846		—	615,192
Non-Auto	33,979	87,837	24,033		3,218	149,067
Total Consumer	40,998	665,164	54,879		3,218	764,259
Total	$455,591	$1,635,070	$882,688		$155,285	$3,128,634
% of Total Loans	6.06%	21.74%	11.74%		2.07%	41.61%

Loans with variable interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$374,212	$238,742	$101,575	$24,706	$739,235
Municipal	113,335	667	30,064	46,264	190,330
Total Commercial	487,547	239,409	131,639	70,970	929,565
Agricultural	62,792	4,640	1,830	—	69,262
Real Estate:
Construction & Development	247,907	88,065	185,700	112,085	633,757
Farm	14,951	8,044	66,627	99,008	188,630
Non-Owner Occupied CRE	67,596	59,129	323,186	104,825	554,736
Owner Occupied CRE	21,388	128,346	462,328	197,198	809,260
Residential	69,174	24,745	297,914	806,905	1,198,738
Total Real Estate	421,016	308,329	1,335,755	1,320,021	3,385,121
Consumer:
Auto	—	—	—	—	—
Non-Auto	3,399	682	301	2,769	7,151
Total Consumer	3,399	682	301	2,769	7,151
Total	$974,754	$553,060	$1,469,525	$1,393,760	$4,391,099
% of Total Loans	12.96%	7.36%	19.54%	18.53%	58.39%

Of the $4.39 billion of variable interest rate loans shown above, loans totaling $1.82 billion mature or reprice over the next twelve months. Of this amount, approximately $1.49 billion will reprice immediately upon changes in the underlying index rate (primarily U.S. prime rate) with the remaining $329.70 million being subject to floors above or ceilings below the current index.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and foreclosed assets were $61.19 million at June 30, 2024, as compared to $29.25 million at June 30, 2023 and $35.10 million at December 31, 2023. As a percent of loans held-for-investment and foreclosed assets, these assets were 0.81% at June 30, 2024, 0.43% at June 30, 2023, and 0.49% at December 31, 2023. As a percent of total assets, these assets were 0.46% at June 30, 2024, as compared to 0.23% at June 30, 2023 and 0.27% at December 31, 2023, respectively. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at June 30, 2024.

Table 6 – Nonaccrual, Past Due 90 Days or More and Still Accruing, and Foreclosed Assets (dollars in thousands, except percentages):

	June 30,		December 31,
	2024	2023	2023
Nonaccrual loans	$60,311	$28,672	$33,609
Loans still accruing and past due 90 days or more	231	552	1,004
Total nonperforming loans	60,542	29,224	34,613
Foreclosed assets	647	25	483
Total nonperforming assets	$61,189	$29,249	$35,096
As a % of loans held-for-investment and foreclosed assets	0.81%	0.43%	0.49%
As a % of total assets	0.46	0.23	0.27

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

The provision for loan losses of $5.91 million for the three-months ended June 30, 2024 is combined with the reversal of provision for unfunded commitments of $22 thousand and reported in the net aggregate of $5.89 million under the provision for credit losses in the consolidated statements of earnings for the three-months ended June 30, 2024. The provision for loan losses of $7.17 million for the six-months ended June 30, 2024 is combined with the reversal of provision for unfunded commitments of $470 thousand and reported in the net aggregate of $6.70 million under the provision for credit losses on the consolidated statements of earnings for the six-months ended June 30, 2024.

The provision for loan losses of $6.52 million for the three-months ended June 30, 2023 is combined with the reversal of provision for unfunded commitments of $949 thousand and reported in the aggregate of $5.57 million under the provision for credit losses in the consolidated statements of earnings for the three-months ended June 30, 2023. The provision for loan losses of $11.23 million for the six-months ended June 30, 2023 is combined with the reversal of provision for unfunded commitments of $2.88 million and reported in the net aggregate of $8.35 million under the provision for credit losses in the consolidated statements of earnings for the six-months ended June 30, 2023.

As a percent of average loans, net loan charge-offs were 0.02% for the second quarter of 2024, as compared to net loan charge-offs of 0.05% for the second quarter of 2023. As a percent of average loans, net loan charge-offs were 0.02% for the first six months of 2024, as compared to net loan charge-offs of 0.02% for the first six months of 2023. The allowance for credit losses as a percent of loans held-for-investment was 1.27% as of June 30, 2024, as compared to 1.28% as of June 30, 2023 and 1.24% as of December 31, 2023, respectively.

Table 7 - Loan Loss Experience and Allowance for Credit Losses (dollars in thousands, except percentages):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2024	2023	2024	2023
Allowance for credit losses at period-end	$95,170	$86,541	$95,170	$86,541
Loans held-for-investment at period-end	7,519,733	6,777,570	7,519,733	6,777,570
Average loans for period	7,405,297	6,683,276	7,305,361	6,592,310
Net charge-offs (recoveries)/average loans (annualized)	0.02%	0.05%	0.02%	0.02%
Allowance for loan losses/period-end loans held-for-investment	1.27%	1.28%	1.27%	1.28%
Allowance for loan losses/nonaccrual loans, past due 90 days still accruing and restructured loans	157.20%	296.13%	157.20%	296.13%

Interest-Bearing Demand Deposits in Banks. The Company had interest-bearing deposits in banks of $103.32 million at June 30, 2024 compared to $23.84 million at June 30, 2023 and $255.24 million at December 31, 2023, respectively. At June 30, 2024, interest-bearing deposits in banks included $87.79 million maintained at the Federal Reserve Bank of Dallas and $15.52 million on deposit with the FHLB.

Available-for-Sale Securities. At June 30, 2024, securities with a fair value of $4.57 billion were classified as securities available-for-sale. As compared to December 31, 2023, the available-for-sale portfolio at June 30, 2024 reflected (i) a decrease of $140.26 million in U.S. Treasury securities, (ii) a decrease of $51.78 million in obligations of states and political subdivisions, (iii) an increase of $17.69 million in mortgage-backed securities, and (iv) an increase of $14.61 million in corporate bonds and other securities. Fluctuations in the available-for-sale securities portfolio balances were primarily driven by calls and maturities, and changes in unrealized losses during the first six months of 2024. Our mortgage related securities are backed by GNMA, FNMA or FHLMC, or are collateralized by securities backed by these agencies.

See the below table and Note 2 to the Consolidated Financial Statements (unaudited) for additional disclosures relating to the maturities and fair values of the investment portfolio at June 30, 2024 and 2023, and December 31, 2023.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at June 30, 2024 (dollars in thousands, except percentages):

	Maturing by Contractual Maturity
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$191,965	2.04%	$150,011	1.68%	$—	—%	$—	—%	$341,976	1.88%
Obligations of states and political subdivisions	6,871	4.38	392,277	2.93	634,675	2.34	411,550	2.74	1,445,373	2.62
Corporate bonds and other securities	19,940	2.60	77,064	2.75	22,564	1.76		—	119,568	2.54
Mortgage-backed securities	80,454	2.27	956,780	2.30	1,198,765	2.08	430,108	2.89	2,666,107	2.29
Total	$299,230	2.19%	$1,576,132	2.42%	$1,856,004	2.17%	$841,658	2.82%	$4,573,024	2.37%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 21%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.

As of June 30, 2024, the investment portfolio had an overall tax equivalent yield of 2.37%, a weighted average life of 7.22 and modified duration of 5.95 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $11.41 billion as of June 30, 2024, as compared to $10.81 billion as of June 30, 2023 and $11.14 billion as of December 31, 2023.

Table 9 provides a breakdown of average deposits and rates paid over the three and six month periods ended June 30, 2024 and 2023, respectively.

Table 9 - Composition of Average Deposits (dollars in thousands, except percentages):

	Three-Months Ended June 30,
	2024		2023
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,289,906	—%	$3,704,143	—%
Interest-bearing deposits:
Interest-bearing checking	3,998,548	2.27	3,277,300	1.16
Savings and money market accounts	3,078,836	2.24	2,955,374	1.63
Time deposits under $250,000	594,278	3.60	293,988	4.94
Time deposits of $250,000 or more	348,585	3.99	511,015	1.96
Total interest-bearing deposits	8,020,247	2.43%	7,037,677	1.57%
Total average deposits	$11,310,153		$10,741,820
Total cost of deposits		1.72%		1.03%

	For the Six-Months Ended June 30,
	2024		2023
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,318,332	—%	$3,781,876	—%
Interest-bearing deposits:
Interest-bearing checking	3,941,659	2.18	3,381,983	1.07
Savings and money market accounts	3,068,966	2.20	2,950,400	1.48
Time deposits under $250,000	344,015	6.18	266,960	4.27
Time deposits of $250,000 or more	594,530	2.28	459,636	1.84
Total interest-bearing deposits	7,949,170	2.37%	7,058,979	1.41%
Total average deposits	$11,267,502		$10,840,855
Total cost of deposits		1.67%		0.92%

The estimated amount of uninsured and uncollateralized deposits including related accrued and unpaid interest is approximately $5.26 billion as of June 30, 2024.

Borrowings. Included in borrowings were federal funds purchased, advances from the FHLB and other borrowings of $23.70 million, $28.18 million and $22.15 million at June 30, 2024 and 2023, and December 31, 2023, respectively. The average balance of federal funds purchased, advances from the FHLB and other borrowings were $22.93 million and $145.00 million in the second quarters of 2024 and 2023, respectively. The weighted average interest rates paid on these borrowings were 1.60% and 4.32% for the second quarters of 2024 and 2023, respectively. The average balance of federal funds purchased, advances from the FHLB and other borrowings were $77.95 million and $96.68 million in the first six months of 2024 and 2023, respectively. The weighted average interest rates paid on these borrowings were 3.95% and 4.02% for the first six months of 2024 and 2023, respectively.

Repurchase Agreements. Securities sold under repurchase agreements of $138.95 million, $559.48 million and $381.93 million at June 30, 2024 and 2023, and December 31, 2023, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowings. The average balances of securities sold under repurchase agreements were $212.59 million and $570.07 million for the second quarters of 2024 and 2023, respectively. The average rates paid on securities sold under repurchase agreements were 3.59% and 2.78% for the second quarters of 2024 and 2023, respectively. The average balances of securities sold under repurchase agreements were $265.01 million and $573.67 million for the first six months of 2024 and 2023, respectively. The average rates paid on securities sold under repurchase agreements were 3.38% and 2.46% for the first six months of 2024 and 2023, respectively. The average balances of securities sold under repurchase agreements has decreased from the prior year as customers have moved funds to IntraFi deposit accounts.

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

	Percentage change in net interest income:
Change in interest rates:	June 30,		December 31,
(in basis points)	2024	2023	2023
+400	9.75%	0.51%	7.17%
+300	7.28%	0.28%	5.36%
+200	5.08%	0.59%	3.87%
+100	2.66%	0.84%	2.11%
-100	(4.24)%	(1.84)%	(2.72)%
-200	(8.55)%	(3.88)%	(5.54)%
-300	(12.43)%	(4.27)%	(8.70)%
-400	(14.05)%	(4.00)%	(9.65)%

The results for the net interest income simulations as of June 30, 2024 and 2023, and December 31, 2023 resulted in an asset sensitive position. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability management committee oversees and monitors this risk.

The fair value of our investment securities classified as available-for-sale totaled $4.57 billion at June 30, 2024. During the six months ended June 30, 2024, the corresponding unrealized loss before taxes on the portfolio of $510.92 million at December 31, 2023, changed to an unrealized loss before taxes of $559.43 million at June 30, 2024, which is recorded net of taxes in accumulated other comprehensive earnings (loss) in shareholders' equity. The unrealized gains or losses, net of taxes, on the portfolio are excluded from the calculation of all regulatory capital ratios. The changes in the fair value were driven by changes in interest rates based on expected actions by the Federal Reserve Board and other market conditions. The overall valuation of the portfolio is most correlated to the 5-year U.S. Treasury rates based on the composition and duration of the portfolio. At June 30, 2024, the 5-year U.S. Treasury rate was 4.33% compared to 3.84% at December 31, 2023, representing a 49 basis point increase during the first six months of 2024. As of June 30, 2024, an increase of 100 basis points in the 5-year U.S. Treasury rate would result in an increase to unrealized losses by approximately $228 million before taxes, while a 100 basis point decrease in the same rate would result in a decrease to unrealized losses by approximately $189 million before taxes. We believe that we have the ability to hold these securities based on our overall liquidity and intent to hold the portfolio.

Capital and Liquidity

Capital. We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $1.52 billion, or 11.54% of total assets at June 30, 2024, as compared to $1.37 billion, or 10.66% of total assets at June 30, 2023, and $1.50 billion, or 11.44% of total assets at December 31, 2023. Included in shareholders' equity at June 30, 2024, and 2023, and December 31, 2023 were $441.56 million, $490.28 million and $403.30 million, respectively, in unrealized losses on investment securities available-for-sale, net of related income taxes, although such amount is excluded from and does not impact regulatory capital. For the second quarter of 2024, total shareholders’ equity averaged $1.46 billion, or 11.18% of average assets, as compared to $1.37 billion, or 10.63% of average assets, during the same period in 2023. For the first six months of 2024, total shareholders' equity averaged $1.48 billion, or 11.22% of average assets, as compared to $1.34 billion, or 10.37% of average assets, during the same period in 2023.

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

As of June 30, 2024 and 2023, and December 31, 2023, we had a total risk-based capital ratio of 19.55%, 19.62% and 19.62%, a Tier 1 capital to risk-weighted assets ratio of 18.42%, 18.48% and 18.50%, a common equity Tier 1 to risk-weighted assets ratio of 18.42%, 18.48% and 18.50% and a Tier 1 leverage ratio of 12.40%, 11.81% and 12.06%, respectively. The regulatory capital ratios as of June 30, 2024 and 2023, and December 31, 2023 were calculated under Basel III rules.

The regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of June 30, 2024:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,762,906	19.55%	$946,614	10.50%	$901,537	10.00%
First Financial Bank	$1,603,635	17.84%	$943,812	10.50%	$898,869	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,660,303	18.42%	$766,306	8.50%	$540,922	6.00%
First Financial Bank	$1,501,032	16.70%	$764,038	8.50%	$719,095	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,660,303	18.42%	$631,076	7.00%	$—	N/A
First Financial Bank	$1,501,032	16.70%	$629,208	7.00%	$584,265	6.50%
Leverage Ratio:
Consolidated	$1,660,303	12.40%	$360,615	4.00%	$—	N/A
First Financial Bank	$1,501,032	11.27%	$359,547	4.00%	$449,434	5.00%

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of June 30, 2023:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,651,966	19.62%	$884,219	10.50%	$842,114	10.00%
First Financial Bank	$1,489,982	17.73%	$882,320	10.50%	$840,304	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,555,976	18.48%	$715,797	8.50%	$505,268	6.00%
First Financial Bank	$1,393,992	16.59%	$714,259	8.50%	$672,243	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,555,976	18.48%	$589,480	7.00%	$—	N/A
First Financial Bank	$1,393,992	16.59%	$588,213	7.00%	$546,198	6.50%
Leverage Ratio:
Consolidated	$1,555,976	11.81%	$336,845	4.00%	$—	N/A
First Financial Bank	$1,393,992	10.62%	$336,122	4.00%	$420,152	5.00%

	Actual		Minimum Capital Required Basel III		Required to be Considered Well- Capitalized
As of December 31, 2023:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,697,999	19.62%	$908,870	10.50%	$865,590	10.00%
First Financial Bank	$1,518,365	17.59%	$906,541	10.50%	$863,372	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,601,361	18.50%	$735,752	8.50%	$519,354	6.00%
First Financial Bank	$1,421,727	16.47%	$733,866	8.50%	$690,698	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,601,361	18.50%	$605,913	7.00%	—	N/A
First Financial Bank	$1,421,727	16.47%	$604,361	7.00%	$561,192	6.50%
Leverage Ratio:
Consolidated	$1,601,361	12.06%	$346,236	4.00%	—	N/A
First Financial Bank	$1,421,727	10.75%	$345,349	4.00%	$431,686	5.00%

In connection with the adoption of the Basel III regulatory capital framework, our subsidiary bank made the election to continue to exclude accumulated other comprehensive income from available-for-sale securities (“AOCI”) from capital in connection with its quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

Liquidity. Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable, or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and other borrowings (see below) and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2025 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At June 30, 2024, there were no amounts drawn on these lines of credit. Our subsidiary bank also has (i) an available line of credit with the FHLB totaling $2.03 billion at June 30, 2024, secured by portions of our loan portfolio and certain investment securities, and (ii) access to the Federal Reserve Bank of Dallas lending program secured by portions of certain investment securities. At June 30, 2024, there was $786.50 million used on the FHLB line advance for undisbursed commitments (letters of credit) used to secure public funds.

The Company renewed its loan agreement, effective June 30, 2023, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2025, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2025. If a balance exists at June 30, 2025, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at The Wall Street Journal Prime Rate. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 36% (low) in 2021 and 2020 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at June 30, 2024. There was no outstanding balance under the line of credit as of June 30, 2024.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $119.16 million at June 30, 2024, investment securities which totaled $2.14 million at June 30, 2024 and mature over 6 to 7 years, available dividends from our subsidiaries which totaled $331.64 million at June 30, 2024, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of June 30, 2024, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. We are monitoring closely the impact to the financial system due to the recent failures of several banks. Given the diversified core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

Off-Balance Sheet (“OBS”)/Reserve for Unfunded Commitments. We are a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our consolidated balance sheets. At June 30, 2024, the Company’s reserve for unfunded commitments totaled $7.43 million which is recorded in other liabilities.

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

Table 10 – Commitments as of June 30, 2024 (dollars in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$1,259,793
Unfunded commitments to extend credit	892,130
Standby letters of credit	48,087
Total commercial commitments	$2,200,010

We believe we have no other OBS arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements. The above table does not include balances related to the Company’s IRLC and forward mortgage-backed security trades. Total commercial commitments were $2.20 billion at June 30, 2024, compared to $2.02 billion at June 30, 2023, and $1.92 billion at December 31, 2023.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At June 30, 2024, $331.64 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $25.50 million and $64.00 million for the six-months ended June 30, 2024 and 2023, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 35% to 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 48.60% and 48.31% of net earnings for the first six months of 2024 and 2023, respectively. Given our current capital position, projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

Item 4. Controls and Procedures.

As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

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

FIRST FINANCIAL BANKSHARES, INC.
Date: July 31, 2024	By:	/s/ F. Scott Dueser
F. Scott Dueser
Chairman of the Board, President and Chief Executive Officer

Date: July 31, 2024	By:	/s/ Michelle S. Hickox
Michelle S. Hickox
Executive Vice President and
Chief Financial Officer, Secretary and Treasurer