Form 10-Q
period 2024-09-30
FIRST FINANCIAL BANKSHARES INC
filed 2024-11-04
CIK 36029

2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 4, 2024
Common Stock, $0.01 par value per share	142,910,170

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. and Subsidiaries (the “Company” or “we”) at September 30, 2024 and 2023 (unaudited), and December 31, 2023, and the consolidated statements of earnings, comprehensive earnings (loss) and shareholders’ equity for the three and nine-months ended September 30, 2024 and 2023 (unaudited), and the consolidated statements of cash flows for the nine-months ended September 30, 2024 and 2023 (unaudited), and notes to consolidated financial statements (unaudited), follow on pages 4 through 43.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30,		December 31,
	2024	2023	2023
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$296,188	$208,277	$281,354
INTEREST-BEARING DEMAND DEPOSITS IN BANKS	287,476	180,008	255,237
Total cash and cash equivalents	583,664	388,285	536,591
SECURITIES AVAILABLE-FOR-SALE, at fair value (amortized cost of these securities was $5,030,124, $5,463,186, and $5,243,681 as of September 30, 2024 and 2023, and December 31, 2023, respectively)	4,612,299	4,652,537	4,732,762
LOANS:
Held-for-investment	7,723,191	6,994,696	7,148,791
Less—allowance for credit losses	(99,936)	(89,714)	(88,734)
Net loans held-for-investment	7,623,255	6,904,982	7,060,057
Held-for-sale ($16,513, $11,908, and $11,077, at fair value at September 30, 2024 and 2023, and December 31, 2023, respectively)	20,114	12,229	14,253
BANK PREMISES AND EQUIPMENT, net	151,204	152,936	151,788
INTANGIBLE ASSETS, net	314,152	314,850	314,622
OTHER ASSETS	278,244	351,599	295,521
Total assets	$13,582,932	$12,777,418	$13,105,594
LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$3,303,143	$3,477,553	$3,435,586
INTEREST-BEARING DEPOSITS	8,452,718	7,238,970	7,702,714
Total deposits	11,755,861	10,716,523	11,138,300
DIVIDENDS PAYABLE	25,739	25,730	25,712
REPURCHASE AGREEMENTS	57,557	621,791	381,928
BORROWINGS	25,978	129,753	22,153
TRADE DATE PAYABLE	5,416	2,500	—
OTHER LIABILITIES	50,190	41,011	38,601
Total liabilities	11,920,741	11,537,308	11,606,694
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
COMMON STOCK — ($0.01 par value, authorized 200,000,000 shares; 142,906,070, 142,677,069, and 142,716,939 shares issued at September 30, 2024 and 2023, and December 31, 2023, respectively)	1,429	1,427	1,427
CAPITAL SURPLUS	687,065	679,374	681,246
RETAINED EARNINGS	1,303,514	1,199,243	1,219,525
TREASURY STOCK (shares at cost: 931,423, 926,723, and 930,152 at September 30, 2024 and 2023, and December 31, 2023, respectively)	(12,653)	(11,658)	(11,855)
DEFERRED COMPENSATION	12,653	11,658	11,855
ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS), net	(329,817)	(639,934)	(403,298)
Total shareholders’ equity	1,662,191	1,240,110	1,498,900
Total liabilities and shareholders’ equity	$13,582,932	$12,777,418	$13,105,594

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS—(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2024	2023	2024	2023
INTEREST INCOME:
Interest and fees on loans	$129,638	$106,377	$370,438	$293,453
Interest on investment securities:
Taxable	19,866	19,425	59,730	60,240
Exempt from federal income tax	7,696	8,757	23,120	28,145
Interest on federal funds sold and interest-bearing demand deposits in banks	2,758	792	9,838	4,026
Total interest income	159,958	135,351	463,126	385,864
INTEREST EXPENSE:
Interest on deposits	51,995	36,165	145,661	85,606
Interest on repurchase agreements and borrowings	854	5,037	6,841	13,957
Total interest expense	52,849	41,202	152,502	99,563
Net interest income	107,109	94,149	310,624	286,301
PROVISION FOR CREDIT LOSSES	6,123	2,276	12,817	10,631
Net interest income after provision for credit losses	100,986	91,873	297,807	275,670
NONINTEREST INCOME:
Trust fees	11,694	10,050	34,787	29,778
Service charges on deposit accounts	6,428	6,509	18,683	18,855
Debit card fees	5,528	5,041	15,564	16,697
Credit card fees	617	694	1,920	2,014
Gain on sale and fees on mortgage loans	3,359	3,442	10,174	9,950
Net gain on sale of available-for-sale securities	—	(972)	—	(914)
Net gain (loss) on sale of foreclosed assets	(30)	(10)	(88)	23
Net gain on sale of other assets	267	696	269	1,626
Interest on loan recoveries	1,359	698	2,578	1,519
Other noninterest income	3,140	1,922	9,125	6,477
Total noninterest income	32,362	28,070	93,012	86,025
NONINTEREST EXPENSE:
Salaries, commissions and employee benefits	37,497	32,935	111,652	96,162
Net occupancy expense	3,738	3,565	10,826	10,418
Equipment expense	2,291	2,200	6,761	6,525
FDIC insurance premiums	1,514	1,573	4,987	4,644
Debit card expense	3,248	3,284	9,548	9,704
Professional and service fees	2,793	2,425	8,017	7,187
Printing, stationery and supplies	199	512	1,071	1,962
Operational and other losses	955	959	2,878	2,746
Software amortization and expense	3,712	2,441	9,875	7,271
Amortization of intangible assets	157	228	471	684
Other noninterest expense	9,908	9,417	28,879	27,104
Total noninterest expense	66,012	59,539	194,965	174,407
EARNINGS BEFORE INCOME TAXES	67,336	60,404	195,854	187,288
INCOME TAX EXPENSE	12,028	10,848	34,664	34,291
NET EARNINGS	$55,308	$49,556	$161,190	$152,997
NET EARNINGS PER SHARE, BASIC	$0.39	$0.35	$1.13	$1.07
NET EARNINGS PER SHARE, DILUTED	$0.39	$0.35	$1.13	$1.07
DIVIDENDS PER SHARE	$0.18	$0.18	$0.54	$0.53

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) —(UNAUDITED)

(Dollars in thousands)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2024	2023	2024	2023
NET EARNINGS	$55,308	$49,556	$161,190	$152,997
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for- sale, before income taxes	141,443	(190,407)	93,014	(133,453)
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings, before income taxes	—	972	—	914
Total other items of comprehensive earnings (loss)	141,443	(189,435)	93,014	(132,539)
Income tax benefit (expense) related to:
Change in unrealized gain (loss) on investment securities available-for- sale	(29,703)	39,985	(19,533)	28,025
Reclassification adjustment for realized gains (losses) on investment securities included in net earnings	—	(204)	—	(192)
Total income tax benefit (expense)	(29,703)	39,781	(19,533)	27,833
COMPREHENSIVE EARNINGS (LOSS)	$167,048	$(100,098)	$234,671	$48,291

See notes to consolidated financial statements.

6FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive Earnings	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Loss)	Equity
Balances at June 30, 2023 (unaudited)	142,741,196	$1,427	$680,676	$1,175,410	(927,608)	$(11,466)	$11,466	$(490,280)	$1,367,233
Net earnings (unaudited)	—	—	—	49,556	—	—	—	—	49,556
Stock option exercises/ stock unit conversions/ restricted stock activity (unaudited)	37,210	1	383	—	—	—	—	—	384
Cash dividends declared, $0.18 per share (unaudited)	—	—	—	(25,723)	—	—	—	—	(25,723)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(149,654)	(149,654)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	885	(192)	192	—	—
Stock-based compensation expense (unaudited)	—	—	1,049	—	—	—	—	—	1,049
Shares repurchased under stock repurchase authorization (unaudited)	(101,337)	(1)	(2,734)	—	—	—	—	—	(2,735)
Balances at September 30, 2023 (unaudited)	142,677,069	$1,427	$679,374	$1,199,243	(926,723)	$(11,658)	$11,658	$(639,934)	$1,240,110
Balances at June 30, 2024 (unaudited)	142,848,909	$1,428	$685,209	$1,273,946	(934,135)	$(12,378)	$12,378	$(441,557)	$1,519,026
Net earnings (unaudited)	—	—	—	55,308	—	—	—	—	55,308
Stock option exercises/ stock unit conversions/ restricted stock activity (unaudited)	57,161	1	601	—	—	—	—	—	602
Cash dividends declared, $0.18 per share (unaudited)	—	—	—	(25,740)	—	—	—	—	(25,740)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	111,740	111,740
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	2,712	(275)	275	—	—
Stock-based compensation expense (unaudited)	—	—	1,255	—	—	—	—	—	1,255
Balances at September 30, 2024 (unaudited)	142,906,070	$1,429	$687,065	$1,303,514	(931,423)	$(12,653)	$12,653	$(329,817)	$1,662,191

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive Earnings	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Loss)	Equity
Balances at December 31, 2022	142,657,871	$1,427	$677,593	$1,121,945	(929,210)	$(11,035)	$11,035	$(535,228)	$1,265,737
Net earnings (unaudited)	—	—	—	152,997	—	—	—	—	152,997
Stock option exercises/ stock unit conversions/ restricted stock activity (unaudited)	120,535	1	1,482	—	—	—	—	—	1,483
Cash dividends declared, $0.53 per share (unaudited)	—	—	—	(75,699)	—	—	—	—	(75,699)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(104,706)	(104,706)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	2,487	(623)	623	—	—
Stock-based compensation expense (unaudited)	—	—	3,033	—	—	—	—	—	3,033
Shares repurchased under stock repurchase authorization (unaudited)	(101,337)	(1)	(2,734)						(2,735)
Balances at September 30, 2023 (unaudited)	142,677,069	$1,427	$679,374	$1,199,243	(926,723)	$(11,658)	$11,658	$(639,934)	$1,240,110
Balances at December 31, 2023	142,716,939	$1,427	$681,246	$1,219,525	(930,152)	$(11,855)	$11,855	$(403,298)	$1,498,900
Net earnings (unaudited)	—	—	—	161,190	—	—	—	—	161,190
Stock option exercises/ stock unit conversions/ restricted stock activity (unaudited)	189,131	2	2,385	—	—	—	—	—	2,387
Cash dividends declared, $0.54 per share (unaudited)	—	—	—	(77,201)	—	—	—	—	(77,201)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	73,481	73,481
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(1,271)	(798)	798	—	—
Stock-based compensation expense (unaudited)	—	—	3,434	—	—	—	—	—	3,434
Balances at September 30, 2024 (unaudited)	142,906,070	1,429	687,065	1,303,514	(931,423)	(12,653)	12,653	(329,817)	1,662,191

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)

(Dollars in thousands)

	Nine-Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$161,190	$152,997
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,924	9,290
Provision for credit losses	12,817	10,631
Securities premium amortization, net	34,041	40,376
Gain on sale of securities and other assets, net	(181)	(735)
Deferred federal income tax benefit	1,011	1,789
Stock-based compensation	3,434	3,033
Net tax benefit from stock-based compensation	220	269
Change in loans held-for-sale	(5,754)	(312)
Change in other assets	(8,218)	(371)
Change in other liabilities	16,686	9,126
Total adjustments	63,980	73,096
Net cash provided by operating activities	225,170	226,093
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	—	320,419
Maturities	4,536,702	333,273
Purchases	(4,351,769)	(3,322)
Net increase in loans held-for-investment	(574,867)	(553,762)
Purchases of bank premises, equipment and software	(11,946)	(13,386)
Proceeds from sale of bank premises and equipment and other assets	1,555	3,740
Net cash provided by (used in) investing activities	(400,325)	86,962
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	(132,443)	(584,235)
Net increase in interest-bearing deposits	750,004	295,250
Net increase (decrease) in repurchase agreements and borrowings	(320,546)	109,036
Common stock transactions:
Proceeds from stock option exercises/stock unit conversions/restricted stock activity	2,387	1,483
Dividends paid	(77,174)	(74,247)
Repurchases of stock	—	(2,735)
Net cash provided by (used in) financing activities	222,228	(255,448)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,073	57,607
CASH AND CASH EQUIVALENTS, beginning of period	536,591	330,678
CASH AND CASH EQUIVALENTS, end of period	$583,664	$388,285
SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$153,215	$87,127
Federal income taxes paid	31,173	35,529
Investment securities purchased not settled	5,416	2,500
Transfer of loans to other real estate	1,156	190

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

First Financial Bankshares, Inc., a Texas corporation (“Bankshares,” “Company,” “we” or “us”), is a financial holding company which owns all of the capital stock of First Financial Bank which had 79 locations located in Texas as of September 30, 2024. The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which First Financial Bank is located. In addition, the Company also owns First Financial Trust & Asset Management Company, First Financial Insurance Agency, Inc. (inactive), First Technology Services, Inc., FFB Investment Paris Fund, LLC, and FFB Portfolio Management, Inc.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of securities and report accrued interest separately in other assets on the consolidated balance sheets. A security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to securities reversed against interest income for the three and nine-months ended September 30, 2024 or 2023, respectively.

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

At September 30, 2024 and 2023, and December 31, 2023, no allowance for credit losses - available-for-sale securities was recorded.

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

At September 30, 2024 and 2023, and December 31, 2023, the Company held no securities that were classified as held-to-maturity.

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

Allowance for Credit Losses - Off-Balance-Sheet/Reserve for Unfunded Commitments

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. These obligations include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. At September 30, 2024, the Company’s reserve for unfunded commitments totaled $8,004,000. The reserve for unfunded commitments totaled $7,903,000 at both September 30, 2023 and December 31, 2023, respectively. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheet.

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

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year. There was no impairment recorded during the nine-months ended September 30, 2024 or 2023, respectively.

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

Accumulated Other Comprehensive Earnings (Loss)

Unrealized net losses on the Company’s available-for-sale securities, net of applicable income taxes, totaled $329,817,000, $639,934,000 and $403,298,000 at September 30, 2024, and 2023, and December 31, 2023, respectively, are included in accumulated other comprehensive earnings (loss) as a separate component of shareholders' equity.

Income Taxes

The Company’s provision for income taxes is based on income before income taxes adjusted for permanent differences between financial reporting and taxable income. Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. As of September 30, 2024, and 2023, and December 31, 2023, deferred tax assets totaled $94,239,000, $173,032,000 and $110,800,000, respectively, and were included in other assets on the consolidated balance sheets.

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

Per Share Data

Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. The Company calculates dilutive EPS assuming all outstanding stock options to purchase common shares and unvested restricted stock shares and units have been exercised and/or vested at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is determined by application of the treasury stock method, whereby the proceeds from the exercised options and unearned compensation for both restricted stock and stock options are assumed to be used to purchase common shares at the average market price during the respective period. There were 375,000 and 449,000 anti-dilutive shares for the three and nine-months ended September 30, 2024 that were excluded from the computation of EPS. There were 864,000 and 478,000 anti-dilutive shares for the three and nine-months ended September 30, 2023 that were excluded from the computation of EPS. The following table reconciles the computation of basic EPS to diluted EPS:

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended September 30, 2024:
Net earnings per share, basic	$55,308	142,853,215	$0.39
Effect of stock options and stock grants	—	335,642	—
Net earnings per share, diluted	$55,308	143,188,857	$0.39

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended September 30, 2023:
Net earnings per share, basic	$49,556	142,707,260	$0.35
Effect of stock options and stock grants	—	442,113	—
Net earnings per share, diluted	$49,556	143,149,373	$0.35

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the nine-months ended September 30, 2024:
Net earnings per share, basic	$161,190	142,797,621	$1.13
Effect of stock options and stock grants	—	362,031	—
Net earnings per share, diluted	$161,190	143,159,652	$1.13

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the nine-months ended September 30, 2023:
Net earnings per share, basic	$152,997	142,691,389	$1.07
Effect of stock options and stock grants	—	351,469	—
Net earnings per share, diluted	$152,997	143,042,858	$1.07

Note 2 - Securities

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, allowance for credit losses and the fair value of available-for-sale securities are as follows (dollars in thousands):

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$298,671	$14	$(5,671)	$293,014
Obligations of states and political subdivisions	1,586,300	699	(115,516)	1,471,483
Residential mortgage-backed securities	2,712,305	1,655	(290,030)	2,423,930
Commercial mortgage-backed securities	320,685	1,946	(5,795)	316,836
Corporate bonds and other	112,163	59	(5,186)	107,036
Total securities available-for-sale	$5,030,124	$4,373	$(422,198)	$4,612,299

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$507,549	$—	$(22,102)	$485,447
Obligations of states and political subdivisions	1,726,947	120	(263,313)	1,463,754
Residential mortgage-backed securities	2,792,813	—	(495,578)	2,297,235
Commercial mortgage-backed securities	323,539	—	(18,191)	305,348
Corporate bonds and other	112,338	—	(11,585)	100,753
Total securities available-for-sale	$5,463,186	$120	$(810,769)	$4,652,537

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$496,975	$4	$(14,745)	$482,234
Obligations of states and political subdivisions	1,621,405	934	(125,182)	1,497,157
Residential mortgage-backed securities	2,716,968	7	(352,883)	2,364,092
Commercial mortgage-backed securities	295,663	—	(11,339)	284,324
Corporate bonds and other	112,670	—	(7,715)	104,955
Total securities available-for-sale	$5,243,681	$945	$(511,864)	$4,732,762

The Company did not hold any securities classified as held-to-maturity at September 30, 2024, September 30, 2023, or December 31, 2023.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at September 30, 2024 and 2023, and December 31, 2023, were computed by using scheduled amortization of balances and historical prepayment rates.

The carrying value and estimated fair value of available-for-sale securities at September 30, 2024, by contractual and expected maturity, are shown below (dollars in thousands):

	Carrying	Estimated
	Value	Fair Value
Due within one year	$281,764	$278,517
Due after one year through five years	1,758,382	1,662,649
Due after five years through ten years	2,167,043	1,955,247
Due after ten years	822,935	715,886
Total	$5,030,124	$4,612,299

The following tables disclose as of September 30, 2024 and 2023, and December 31, 2023, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
September 30, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$—	$—	$290,535	$5,671	$290,535	$5,671
Obligations of states and political subdivisions	6,899	43	1,395,597	115,473	$1,402,496	$115,516
Residential mortgage-backed securities	124,439	335	2,205,425	289,695	$2,329,864	$290,030
Commercial mortgage-backed securities	7,118	32	209,632	5,763	$216,750	$5,795
Corporate bonds and other	—	—	97,183	5,186	$97,183	$5,186
Total	$138,456	$410	$4,198,372	$421,788	$4,336,828	$422,198

	Less than 12 Months		12 Months or Longer		Total
September 30, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$4,867	$49	$480,580	$22,053	$485,447	$22,102
Obligations of states and political subdivisions	53,029	2,568	1,402,097	260,745	1,455,126	263,313
Residential mortgage-backed securities	3,123	106	2,294,112	495,472	2,297,235	495,578
Commercial mortgage-backed securities	1,274	87	304,074	18,104	305,348	18,191
Corporate bonds and other	—	—	100,753	11,585	100,753	11,585
Total	$62,293	$2,810	$4,581,616	$807,959	$4,643,909	$810,769

	Less than 12 Months		12 Months or Longer		Total
December 31, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$3,477	$7	$477,306	$14,738	$480,783	$14,745
Obligations of states and political subdivisions	11,855	34	1,427,975	125,148	1,439,830	125,182
Residential mortgage-backed securities	1,631	1	2,361,089	352,882	2,362,720	352,883
Commercial mortgage-backed securities	—	—	284,324	11,339	284,324	11,339
Corporate bonds and other	—	—	104,955	7,715	104,955	7,715
Total	$16,963	$42	$4,655,649	$511,822	$4,672,612	$511,864

The number of investments in an unrealized loss position totaled 730 at September 30, 2024. We believe any unrealized losses in the U.S. treasury securities, obligations of state and political subdivisions, residential and commercial mortgage-backed and asset-backed investment securities, and corporate bonds and other at September 30, 2024 and 2023, and December 31, 2023, are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required on these securities at September 30, 2024 and 2023, and December 31, 2023. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity. Based on evaluations of impaired securities as of September 30, 2024, the Company does not intend to sell any impaired available-for-sale securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At September 30, 2024, 67.05% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 56.08% are guaranteed by the Texas Permanent School Fund.

Securities, carried at approximately $2,511,801,000 on September 30, 2024, were pledged as collateral for public or trust fund deposits, repurchase agreements, borrowings and for other purposes required or permitted by law.

During the three-months ended September 30, 2024, there were no sales of investment securities that were classified as available-for-sale. During the three-months ended September 30, 2023, sales of investment securities that were classified as available-for-sale were $113,132,000. There were no gross realized security gains or losses from sales and calls during the third quarter of 2024. Gross realized security gains from sales and calls during the third quarter of 2023 totaled $53,000. Gross realized security losses from sales or calls during the third quarter of 2023 totaled $1,025,000.

During the nine-months ended September 30, 2024, there were no sales of investment securities that were classified as available-for-sale. During the nine-months ended September 30, 2023, sales of investment securities that were classified as available-for-sale were $320,419,000. There were no gross realized security gains or losses from sales and calls during the nine-months ended September 30, 2024. Gross realized security gains from sales and calls during the nine-months ended September 30, 2023 totaled $1,701,000. Gross realized security losses from sales or calls during the nine-months ended September 30, 2023 totaled $2,615,000.

The specific identification method was used to determine cost in order to compute the realized gains and losses.

Note 3 – Loans Held-for-Investment and Allowance for Credit Losses

For the periods ended September 30, 2024 and 2023, and December 31, 2023, the following tables outline the Company’s loan portfolio by the ten portfolio segments where applicable.

Loans held-for-investment by portfolio segment are as follows (dollars in thousands):

	September 30,		December 31,
	2024	2023	2023
Commercial:
C&I	$1,175,774	$1,108,240	$1,164,811
Municipal	333,732	218,358	214,850
Total Commercial	1,509,506	1,326,598	1,379,661
Agricultural	83,269	81,876	84,890
Real Estate:
Construction & Development	1,013,810	929,570	963,158
Farm	315,720	341,052	344,954
Non-Owner Occupied CRE	825,928	828,900	827,969
Owner Occupied CRE	1,086,750	1,002,913	1,037,281
Residential	2,112,196	1,788,913	1,834,593
Total Real Estate	5,354,404	4,891,348	5,007,955
Consumer:
Auto	618,103	540,382	521,859
Non-Auto	157,909	154,492	154,426
Total Consumer	776,012	694,874	676,285
Total Loans	7,723,191	6,994,696	7,148,791
Less: Allowance for credit losses	(99,936)	(89,714)	(88,734)
Loans, net	$7,623,255	$6,904,982	$7,060,057

Outstanding loan balances at September 30, 2024 and 2023, and December 31, 2023, are net of unearned income, including net deferred loan fees.

At September 30, 2024, $5,256,833,000 in loans held by our bank subsidiary were subject to blanket liens as security for a line of credit with the Federal Home Loan Bank of Dallas ("FHLB"). At September 30, 2024, this available line of credit was $2,196,671,000. At September 30, 2024, there was $641,500,000 used on the line advance for undisbursed commitments (letters of credit) used to secure public funds.

The Company’s nonaccrual loans and loans still accruing and past due 90 days or more are as follows (dollars in thousands):

	September 30,		December 31,
	2024	2023	2023
Nonaccrual loans	$63,378	$38,812	$33,609
Loans still accruing and past due 90 days or more	504	289	1,004
Total nonperforming loans	$63,882	$39,101	$34,613

The Company had $64,417,000, $39,698,000 and $35,096,000 in nonaccrual, past due 90 days or more and still accruing, and foreclosed assets at September 30, 2024 and 2023, and December 31, 2023, respectively. Nonaccrual loans at September 30, 2024 and 2023, and December 31, 2023, consisted of the following (dollars in thousands):

	September 30,		December 31,
	2024	2023	2023
Commercial:
C&I	$3,952	$3,365	$4,132
Municipal	—	—	—
Total Commercial	3,952	3,365	4,132
Agricultural	2,088	838	155
Real Estate:
Construction & Development	1,617	3,295	1,444
Farm	4,738	5,534	4,804
Non-Owner Occupied CRE	12,787	8,407	8,022
Owner Occupied CRE	29,411	7,812	6,822
Residential	7,741	8,990	7,649
Total Real Estate	56,294	34,038	28,741
Consumer:
Auto	546	465	464
Non-Auto	498	106	117
Total Consumer	1,044	571	581
Total	$63,378	$38,812	$33,609

No significant additional funds are committed to be advanced in connection with nonaccrual loans as of September 30, 2024.

Summary information on the allowance for credit losses for the three and nine-months ended September 30, 2024 and 2023, are outlined by portfolio segment in the following tables (dollars in thousands):

Three-Months Ended September 30, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$15,251	$239	$1,931	$23,511	$2,902
Provision for loan losses	1,665	(42)	294	(3,164)	272
Recoveries	257	—	8	—	—
Charge-offs	(398)	—	(8)	—	—
Ending balance	$16,775	$197	$2,225	$20,347	$3,174

Three-Months Ended September 30, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$13,028	$21,054	$15,668	$1,073	$513	$95,170
Provision for loan losses	869	1,827	3,243	321	267	5,552
Recoveries	3	38	—	145	42	493
Charge-offs	—	—	(174)	(428)	(271)	(1,279)
Ending balance	$13,900	$22,919	$18,737	$1,111	$551	$99,936

Three-Months Ended September 30, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$16,530	$187	$1,082	$28,966	$2,804
Provision for loan losses	(64)	(2)	53	(696)	131
Recoveries	56	—	21	6	—
Charge-offs	(715)	—	—	—	—
Ending balance	$15,807	$185	$1,156	$28,276	$2,935

Three-Months Ended September 30, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$13,471	$12,572	$9,767	$829	$333	$86,541
Provision for loan losses	2,330	767	1,035	172	95	3,821
Recoveries	16	187	3	96	47	432
Charge-offs	—	—	(7)	(235)	(123)	(1,080)
Ending balance	$15,817	$13,526	$10,798	$862	$352	$89,714

Nine-Months Ended September 30, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$15,698	$195	$1,281	$28,553	$2,914
Provision for loan losses	1,376	2	952	(8,173)	260
Recoveries	545	—	59	—	—
Charge-offs	(844)	—	(67)	(33)	—
Ending balance	$16,775	$197	$2,225	$20,347	$3,174

Nine-Months Ended September 30, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non- Auto	Total
Beginning balance	$13,425	$13,813	$11,654	$810	$391	$88,734
Provision for loan losses	454	8,988	7,168	1,111	580	12,718
Recoveries	34	118	100	346	113	1,315
Charge-offs	(13)	—	(185)	(1,156)	(533)	(2,831)
Ending balance	$13,900	$22,919	$18,737	$1,111	$551	$99,936

Nine-Months Ended September 30, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$16,129	$1,026	$1,041	$26,443	$1,957
Provision for loan losses	860	(841)	(128)	1,727	978
Recoveries	221	—	243	106	—
Charge-offs	(1,403)	—	—	—	—
Ending balance	$15,807	$185	$1,156	$28,276	$2,935

Nine-Months Ended September 30, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non- Auto	Total
Beginning balance	$9,075	$9,928	$9,075	$845	$315	$75,834
Provision for loan losses	6,679	3,390	1,826	341	218	15,050
Recoveries	63	208	18	329	128	1,316
Charge-offs	—	—	(121)	(653)	(309)	(2,486)
Ending balance	$15,817	$13,526	$10,798	$862	$352	$89,714

Additionally, the Company records a reserve for unfunded commitments in other liabilities, which totaled $8,004,000, $7,903,000 and $7,903,000 at September 30, 2024 and 2023, and December 31, 2023, respectively. The provision for loan losses of $5,552,000 for the three-months ended September 30, 2024 is combined with the provision for unfunded commitments of $571,000 and reported in the net aggregate of $6,123,000 under the provision for credit losses in the consolidated statement of earnings for the three-months ended September 30, 2024. The provision for loan losses of $12,718,000 for the nine-months ended September 30, 2024 is combined with the provision for unfunded commitments of $101,000 and reported in the net aggregate of $12,817,000 under the provision for credit losses in the consolidated statement of earnings for the nine-months ended September 30, 2024.

The $3,821,000 provision for loan losses for the three-months ended September 30, 2023 above is combined with the reversal of provision for unfunded commitments of $1,545,000 and reported in the aggregate of $2,276,000 under the provision for credit losses for the three-months ended September 30, 2023. The $15,050,000 provision for loan losses for the nine-months ended September 30, 2023 above is combined with the reversal of provision for unfunded commitments of $4,419,000 and reported in the aggregate of $10,631,000 under the provision for credit losses for the nine-months ended September 30, 2023.

The Company’s loans that are individually evaluated for credit losses (both collateral and non-collateral dependent) and their related allowances as of September 30, 2024 and 2023, and December 31, 2023, are summarized in the following tables by loan segment (dollars in thousands):

September 30, 2024	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$1,137	$2,815	$21,285	$25,237	$1,430	$3,921	$5,351
Municipal	—	—	373	373	—	—	—
Total Commercial	1,137	2,815	21,658	25,610	1,430	3,921	5,351
Agricultural	278	1,810	1,150	3,238	1,092	636	1,728
Real Estate:
Construction & Development	1,091	526	8,404	10,021	35	556	591
Farm	412	4,326	5,586	10,324	546	443	989
Non-Owner Occupied CRE	2,234	10,553	25,607	38,394	1,402	2,047	3,449
Owner Occupied CRE	402	29,009	57,364	86,775	6,709	2,888	9,597
Residential	4,142	3,599	43,439	51,180	644	2,373	3,017
Total Real Estate	8,281	48,013	140,400	196,694	9,336	8,307	17,643
Consumer:
Auto	—	546	2,562	3,108	1	4	5
Non-Auto	—	498	775	1,273	87	78	165
Total Consumer	—	1,044	3,337	4,381	88	82	170
Total	$9,696	$53,682	$166,545	$229,923	$11,946	$12,946	$24,892

September 30, 2023	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$310	$3,055	$20,476	$23,841	$2,025	$4,651	$6,676
Municipal	—	—	1,377	1,377	—	—	—
Total Commercial	310	3,055	21,853	25,218	2,025	4,651	6,676
Agricultural	215	623	1,278	2,116	58	594	652
Real Estate:
Construction & Development	2,678	617	19,912	23,207	139	1,887	2,026
Farm	553	4,981	2,225	7,759	1,070	133	1,203
Non-Owner Occupied CRE	1,991	6,416	28,127	36,534	889	2,665	3,554
Owner Occupied CRE	5,473	2,339	34,988	42,800	400	1,635	2,035
Residential	6,059	2,931	29,453	38,443	281	1,865	2,146
Total Real Estate	16,754	17,284	114,705	148,743	2,779	8,185	10,964
Consumer:
Auto	—	465	1,858	2,323	1	3	4
Non-Auto	—	106	599	705	—	2	2
Total Consumer	—	571	2,457	3,028	1	5	6
Total	$17,279	$21,533	$140,293	$179,105	$4,863	$13,435	$18,298

December 31, 2023	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$1,322	$2,810	$18,633	$22,765	$1,363	$4,495	$5,858
Municipal	—	—	733	733	—	—	—
Total Commercial	1,322	2,810	19,366	23,498	1,363	4,495	5,858
Agricultural	57	98	1,304	1,459	50	700	750
Real Estate:
Construction & Development	758	686	22,545	23,989	148	2,253	2,401
Farm	—	4,804	1,362	6,166	937	57	994
Non-Owner Occupied CRE	1,919	6,103	29,117	37,139	700	2,984	3,684
Owner Occupied CRE	4,661	2,161	35,746	42,568	232	1,431	1,663
Residential	3,909	3,740	30,257	37,906	360	1,799	2,159
Total Real Estate	11,247	17,494	119,027	147,768	2,377	8,524	10,901
Consumer:
Auto	—	464	2,125	2,589	1	3	4
Non-Auto	—	117	782	899	—	60	60
Total Consumer	—	581	2,907	3,488	1	63	64
Total	$12,626	$20,983	$142,604	$176,213	$3,791	$13,782	$17,573

The Company’s allowance for loans that are individually evaluated for credit losses and collectively evaluated for credit losses as of September 30, 2024 and 2023, and December 31, 2023, are summarized in the following table by loan segment (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

September 30, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$5,351	$—	$1,728	$591	$989
Loans collectively evaluated for credit losses	11,424	197	497	19,756	2,185
Total	$16,775	$197	$2,225	$20,347	$3,174

September 30, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$3,449	$9,597	$3,017	$5	$165	$24,892
Loans collectively evaluated for credit losses	10,451	13,322	15,720	1,106	386	75,044
Total	$13,900	$22,919	$18,737	$1,111	$551	$99,936

September 30, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$6,676	$—	$652	$2,026	$1,203
Loans collectively evaluated for credit losses	9,131	185	504	26,250	1,732
Total	$15,807	$185	$1,156	$28,276	$2,935

September 30, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$3,554	$2,035	$2,146	$4	$2	$18,298
Loans collectively evaluated for credit losses	12,263	11,491	8,652	858	350	71,416
Total	$15,817	$13,526	$10,798	$862	$352	$89,714

December 31, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$5,858	$—	$750	$2,401	$994
Loans collectively evaluated for credit losses	9,840	195	531	26,152	1,920
Total	$15,698	$195	$1,281	$28,553	$2,914

December 31, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$3,684	$1,663	$2,159	$4	$60	$17,573
Loans collectively evaluated for credit losses	9,741	12,150	9,495	806	331	71,161
Total	$13,425	$13,813	$11,654	$810	$391	$88,734

The Company’s recorded investment in loans as of September 30, 2024 and 2023, and December 31, 2023, related to the balance in the allowance for credit losses follows below (dollars in thousands):

September 30, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$25,237	$373	$3,238	$10,021	$10,324
Loans collectively evaluated for credit losses	1,150,537	333,359	80,031	1,003,789	305,396
Total	$1,175,774	$333,732	$83,269	$1,013,810	$315,720

September 30, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$38,394	$86,775	$51,180	$3,108	$1,273	$229,923
Loans collectively evaluated for credit losses	787,534	999,975	2,061,016	614,995	156,636	7,493,268
Total	$825,928	$1,086,750	$2,112,196	$618,103	$157,909	$7,723,191

September 30, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$23,841	$1,377	$2,116	$23,207	$7,759
Loans collectively evaluated for credit losses	1,084,399	216,981	79,760	906,363	333,293
Total	$1,108,240	$218,358	$81,876	$929,570	$341,052

September 30, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$36,534	$42,800	$38,443	$2,323	$705	$179,105
Loans collectively evaluated for credit losses	792,366	960,113	1,750,470	538,059	153,787	6,815,591
Total	$828,900	$1,002,913	$1,788,913	$540,382	$154,492	$6,994,696

December 31, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$22,765	$733	$1,459	$23,989	$6,166
Loans collectively evaluated for credit losses	1,142,046	214,117	83,431	939,169	338,788
Total	$1,164,811	$214,850	$84,890	$963,158	$344,954

December 31, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$37,139	$42,568	$37,906	$2,589	$899	$176,213
Loans collectively evaluated for credit losses	790,830	994,713	1,796,687	519,270	153,527	6,972,578
Total	$827,969	$1,037,281	$1,834,593	$521,859	$154,426	$7,148,791

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

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at September 30, 2024 (dollars in millions):

September 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$533	$331	$175	$57	$25	$30	$—	$1,151
Special mention	9	1	—	—	—	—	—	10
Substandard	5	3	3	1	1	2	—	15
Doubtful	—	—	—	—	—	—	—	—
Total	$547	$335	$178	$58	$26	$32	$—	$1,176
Year-to-Date Gross Charge-Offs	$—	$1	$—	$—	$—	$—	$—	$1

September 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$131	$29	$79	$13	$9	$73	$—	$334
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$131	$29	$79	$13	$9	$73	$—	$334
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$53	$19	$5	$2	$1	$—	$—	$80
Special mention	—	—	—	—	—	—	—	—
Substandard	3	—	—	—	—	—	—	3
Doubtful	—	—	—	—	—	—	—	—
Total	$56	$19	$5	$2	$1	$—	$—	$83
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$513	$227	$180	$57	$17	$9	$1	$1,004
Special mention	2	—	—	—	—	—	—	2
Substandard	5	2	1	—	—	—	—	8
Doubtful	—	—	—	—	—	—	—	—
Total	$520	$229	$181	$57	$17	$9	$1	$1,014
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$76	$44	$76	$65	$20	$25	$—	$306
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	4	—	4	1	—	10
Doubtful	—	—	—	—	—	—	—	—
Total	$76	$45	$80	$65	$24	$26	$—	$316
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$147	$91	$244	$155	$60	$91	$—	$788
Special mention	1	—	—	1	—	1	—	3
Substandard	3	3	1	7	6	15	—	35
Doubtful	—	—	—	—	—	—	—	—
Total	$151	$94	$245	$163	$66	$107	$—	$826
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$128	$138	$279	$185	$104	$166	$—	$1,000
Special mention	2	5	—	5	1	1	—	14
Substandard	2	4	42	13	1	11	—	73
Doubtful	—	—	—	—	—	—	—	—
Total	$132	$147	$321	$203	$106	$178	$—	$1,087
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$448	$392	$392	$278	$136	$246	$167	$2,059
Special mention	2	1	1	2	—	2	—	8
Substandard	4	7	12	3	4	11	4	45
Doubtful	—	—	—	—	—	—	—	—
Total	$454	$400	$405	$283	$140	$259	$171	$2,112
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$271	$137	$144	$45	$14	$4	$—	$615
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	1	1	—	—	—	3
Doubtful	—	—	—	—	—	—	—	—
Total	$271	$138	$145	$46	$14	$4	$—	$618
Year-to-Date Gross Charge-Offs	$—	$—	$1	$—	$—	$—	$—	$1

September 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$59	$42	$31	$15	$2	$1	$7	$157
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$59	$42	$32	$15	$2	$1	$7	$158
Year-to-Date Gross Charge-Offs	$—	$—	$1	$—	$—	$—	$—	$1

September 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$2,359	$1,450	$1,605	$872	$388	$645	$175	$7,494
Special mention	16	7	1	8	1	4	—	37
Substandard	22	21	65	25	16	40	4	193
Doubtful	—	—	—	—	—	—	—	—
Total	$2,397	$1,478	$1,671	$905	$405	$689	$179	$7,724
Year-to-Date Gross Charge-Offs	$—	$1	$2	$—	$—	$—	$—	$3

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at September 30, 2023 (dollars in millions):

September 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$524	$386	$94	$40	$16	$24	$—	$1,084
Special mention	7	1	—	—	1	—	—	9
Substandard	2	5	3	2	1	2	—	15
Doubtful	—	—	—	—	—	—	—	—
Total	$533	$392	$97	$42	$18	$26	$—	$1,108
Year-to-Date Gross Charge-Offs	$—	$—	$1	$—	$—	$—	$—	$1

September 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$20	$83	$16	$14	$2	82	$—	$217
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$20	$83	$17	$14	$2	$82	$—	$218
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$42	$30	$5	$2	$1	—	$—	$80
Special mention	—	—	—	—	—	—	—	—
Substandard	1	1	—	—	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—
Total	$43	$31	$5	$2	$1	$—	$—	$82
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$373	$401	$94	$22	$10	$7	$—	$907
Special mention	7	4	—	—	—	—	—	11
Substandard	8	3	1	—	—	—	—	12
Doubtful	—	—	—	—	—	—	—	—
Total	$388	$408	$95	$22	$10	$7	$—	$930
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$83	$116	$75	$25	$9	$25	$—	$333
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	1	5	—	1	—	8
Doubtful	—	—	—	—	—	—	—	—
Total	$83	$117	$76	$30	$9	$26	$—	$341
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$134	$240	$182	$116	$45	$75	$—	$792
Special mention	—	4	1	—	11	2	—	18
Substandard	1	1	1	7	2	7	—	19
Doubtful	—	—	—	—	—	—	—	—
Total	$135	$245	$184	$123	$58	$84	$—	$829
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$81	$320	$228	$118	$64	$149	$—	$960
Special mention	1	—	5	—	3	—	—	9
Substandard	3	6	4	—	5	16	—	34
Doubtful	—	—	—	—	—	—	—	—
Total	$85	$326	$237	$118	$72	$165	$—	$1,003
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$368	$443	$325	$165	$70	$241	$139	$1,751
Special mention	—	2	2	2	—	3	1	10
Substandard	4	5	4	3	2	8	2	28
Doubtful	—	—	—	—	—	—	—	—
Total	$372	$450	$331	$170	$72	$252	$142	$1,789
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$168	$237	$86	$32	$13	$2	$—	$538
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	1	—	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—
Total	$168	$238	$87	$32	$13	$2	$—	$540
Year-to-Date Gross Charge-Offs	$—	$1	$—	$—	$—	$—	$—	$1

September 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$60	$54	$26	$5	$1	$1	$7	$154
Special mention	—	—	—	—	—	—	—	—
Substandard	1	—	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$61	$54	$26	$5	$1	$1	$7	$155
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$1,853	$2,310	$1,131	$539	$231	$606	$146	$6,816
Special mention	15	11	8	2	15	5	1	57
Substandard	20	23	16	17	10	34	2	122
Doubtful	—	—	—	—	—	—	—	—
Total	$1,888	$2,344	$1,155	$558	$256	$645	$149	$6,995
Year-to-Date Gross Charge-Offs	$—	$1	$1	$—	$—	$—	$—	$2

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at December 31, 2023 (dollars in millions):

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$720	$276	$73	$36	$14	$23	$—	$1,142
Special mention	1	1	—	—	1	—	—	3
Substandard	12	2	2	1	1	2	—	20
Doubtful	—	—	—	—	—	—	—	—
Total	$733	$279	$75	$37	$16	$25	$—	$1,165
Year-to-Date Gross Charge-Offs	$—	$—	$1	$—	$—	$—	$—	$1

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$25	$83	$15	$10	$1	$80	$—	$214
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$25	$83	$16	$10	$1	$80	$—	$215
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$63	$15	$4	$1	$1	$—	$—	$84
Special mention	—	—	—	—	—	—	—	—
Substandard	1	—	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$64	$15	$4	$1	$1	$—	$—	$85
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$515	$311	$78	$20	$9	$6	$—	$939
Special mention	8	2	—	—	—	—	—	10
Substandard	9	4	1	—	—	—	—	14
Doubtful	—	—	—	—	—	—	—	—
Total	$532	$317	$79	$20	$9	$6	$—	$963
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$101	$111	$73	$24	$8	$22	$—	$339
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	5	—	1	—	6
Doubtful	—	—	—	—	—	—	—	—
Total	$101	$111	$73	$29	$8	$23	$—	$345
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$167	$232	$172	$106	$41	$73	$—	$791
Special mention	—	5	1	—	—	2	—	8
Substandard	2	1	2	7	13	4	—	29
Doubtful	—	—	—	—	—	—	—	—
Total	$169	$238	$175	$113	$54	$79	$—	$828
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$154	$305	$217	$114	$62	$142	$—	$994
Special mention	1	1	4	—	1	1	—	8
Substandard	3	6	4	—	7	15	—	35
Doubtful	—	—	—	—	—	—	—	—
Total	$158	$312	$225	$114	$70	$158	$—	$1,037
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$477	$415	$313	$158	$67	$229	$138	$1,797
Special mention	1	2	2	2	—	3	1	11
Substandard	4	4	3	3	3	7	3	27
Doubtful	—	—	—	—	—	—	—	—
Total	$482	$421	$318	$163	$70	$239	$142	$1,835
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$195	$212	$74	$26	$10	$2	$—	$519
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	1	1	—	—	—	3
Doubtful	—	—	—	—	—	—	—	—
Total	$195	$213	$75	$27	$10	$2	$—	$522
Year-to-Date Gross Charge-Offs	$—	$1	$—	$—	$—	$—	$—	$1

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$71	$47	$22	$4	$1	$1	$7	$153
Special mention	—	—	—	—	—	—	—	—
Substandard	1	—	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$72	$47	$22	$4	$1	$1	$7	$154
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$2,488	$2,007	$1,041	$499	$214	$578	$145	$6,972
Special mention	11	11	7	2	2	6	1	40
Substandard	32	18	14	17	24	29	3	137
Doubtful	—	—	—	—	—	—	—	—
Total	$2,531	$2,036	$1,062	$518	$240	$613	$149	$7,149
Year-to-Date Gross Charge-Offs	$—	$1	$1	$—	$—	$—	$—	$2

At September 30, 2024 and 2023, and December 31, 2023, the Company’s past due loans are as follows (dollars in thousands):

September 30, 2024	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,570	$672	$1,261	$5,503	$1,170,271	$1,175,774	$224
Municipal	—	—	—	—	333,732	333,732	—
Total Commercial	3,570	672	1,261	5,503	1,504,003	1,509,506	224
Agricultural	192	134	1,617	1,943	81,326	83,269	—
Real Estate:
Construction & Development	9,116	155	911	10,182	1,003,628	1,013,810	245
Farm	777	—	—	777	314,943	315,720	—
Non-Owner Occupied CRE	203	87	2,682	2,972	822,956	825,928	—
Owner Occupied CRE	4,045	403	1,234	5,682	1,081,068	1,086,750	—
Residential	18,074	2,438	515	21,027	2,091,169	2,112,196	35
Total Real Estate	32,215	3,083	5,342	40,640	5,313,764	5,354,404	280
Consumer:
Auto	964	79	43	1,086	617,017	618,103	—
Non-Auto	220	212	.	432	157,477	157,909	—
Total Consumer	1,184	291	43	1,518	774,494	776,012	—
Total	$37,161	$4,180	$8,263	$49,604	$7,673,587	$7,723,191	$504

September 30, 2023	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$5,111	$390	$1,388	$6,889	$1,101,351	$1,108,240	$109
Municipal	481	—	—	481	217,877	218,358	—
Total Commercial	5,592	390	1,388	7,370	1,319,228	1,326,598	109
Agricultural	187	—	550	737	81,139	81,876	32
Real Estate:
Construction & Development	10,037	169	1,986	12,192	917,378	929,570	—
Farm	706	—	205	911	340,141	341,052	—
Non-Owner Occupied CRE	2,748	—	—	2,748	826,152	828,900	—
Owner Occupied CRE	1,867	—	476	2,343	1,000,570	1,002,913	—
Residential	9,049	1,658	2,067	12,774	1,776,139	1,788,913	148
Total Real Estate	24,407	1,827	4,734	30,968	4,860,380	4,891,348	148
Consumer:
Auto	339	176	32	547	539,835	540,382	—
Non-Auto	217	2	9	228	154,264	154,492	—
Total Consumer	556	178	41	775	694,099	694,874	—
Total	$30,742	$2,395	$6,713	$39,850	$6,954,846	$6,994,696	$289

December 31, 2023	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$8,789	$1,624	$1,700	$12,113	$1,152,698	$1,164,811	$141
Municipal	102	—	—	102	214,748	214,850	—
Total Commercial	8,891	1,624	1,700	12,215	1,367,446	1,379,661	141
Agricultural	850	246	4	1,100	83,790	84,890	—
Real Estate:
Construction & Development	8,887	2,115	1,856	12,858	950,300	963,158	863
Farm	1,024	195	—	1,219	343,735	344,954	—
Non-Owner Occupied CRE	3,565	—	—	3,565	824,404	827,969	—
Owner Occupied CRE	2,818	240	1,823	4,881	1,032,400	1,037,281	—
Residential	12,293	828	2,816	15,937	1,818,656	1,834,593	—
Total Real Estate	28,587	3,378	6,495	38,460	4,969,495	5,007,955	863
Consumer:
Auto	1,482	251	24	1,757	520,102	521,859	—
Non-Auto	341	51	—	392	154,034	154,426	—
Total Consumer	1,823	302	24	2,149	674,136	676,285	—
Total	$40,151	$5,550	$8,223	$53,924	$7,094,867	$7,148,791	$1,004

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

An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses due to the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. During the nine-months ended September 30, 2024 and 2023, respectively, loan modifications made to borrowers experiencing financial difficulty was insignificant.

Note 4 - Loans Held-for-Sale

Loans held-for-sale totaled $20,114,000, $12,229,000 and $14,253,000 at September 30, 2024 and 2023, and December 31, 2023, respectively. At September 30, 2024 and 2023, and December 31, 2023, $3,601,000, $321,000 and $3,176,000, respectively, are valued at the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

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

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions (dollars in thousands):

September 30, 2024:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$50,053	$499	$—
Forward mortgage-backed securities trades	63,000	—	98

September 30, 2023:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$35,081	$409	$—
Forward mortgage-backed securities trades	45,500	237	—

December 31, 2023:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$28,956	$427	$—
Forward mortgage-backed securities trades	35,000	—	288

Note 6 – Borrowings

Borrowings consisted of the following (dollars in thousands):

	September 30,		December 31,
	2024	2023	2023
Securities sold under agreements with customers to repurchase	$57,557	$621,791	$381,928
Federal funds purchased	4,925	108,700	1,100
Other borrowings	21,053	21,053	21,053
Total	$83,535	$751,544	$404,081

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

The Company renewed its loan agreement, effective June 30, 2023, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25,000,000 on a revolving line of credit. There was no outstanding balance under the line of credit as of September 30, 2024.

During 2021, the Company began investing in qualifying Community Development Entities ("CDE") under the federal New Market Tax Credits ("NMTC") program. See Note 7 for further discussion of our activity and related balances on the consolidated balance sheets, including the $21,053,000 in other borrowings shown above.

Note 7 - Income Taxes

Income tax expense was $12,028,000 for the third quarter of 2024 as compared to $10,848,000 for the same period in 2023. The Company’s effective tax rates on pretax income were 17.86% and 17.96% for the third quarters of 2024 and 2023, respectively. Income tax expense was $34,664,000 for the first nine months of 2024 as compared to $34,291,000 for the same period in 2023. The Company’s effective tax rates on pretax income were 17.70% and 18.31% for the first nine months of 2024 and 2023, respectively. The effective tax rates differ from the statutory federal tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan, excess tax benefits for distributions under our deferred compensation plan and vesting of equity awards, and NMTC benefits.

Low Income Housing Tax Credit Investments - During 2021, the Company began investing in an affordable housing fund that will invest in real estate projects that qualify for the federal low-income housing tax credit ("LIHTC") program designed to promote private development of low income housing. The investments made by the fund will generate a return to the Company primarily through the realization of LIHTCs, and also through federal tax deductions generated from the ongoing operating losses from the investees of the fund. The Company's investment in the fund will be amortized through income tax expense using the proportional amortization method as related tax credits are utilized by the Company. The initial capital contribution commitment to the fund was for up to $5,500,000. Contributions were $2,091,000 at September 30, 2024, and $539,000 at September 30, 2023, and $615,000 at December 31, 2023, respectively, which is included in other assets on the consolidated balance sheet.

New Market Tax Credit Investments - During 2021, the Company began investing in qualifying CDEs under the federal NMTC program. NMTC investments are made through the third-party CDEs which are qualified through the U.S. Department of Treasury and receive periodic allocation of amounts under the NMTC program. NMTCs are generated from qualified investments by the CDEs utilizing equity investments made by a taxpayer, like the Company. Through these equity investments, the Company will receive the tax benefits from the NMTCs equal to 39% of the qualified investment from the CDE to qualifying eligible projects over a seven year period. The Company's equity investments in the CDEs is amortized using the proportional amortization method and related tax credits are allocated to the Company. At September 30, 2024, September 30, 2023, and December 31, 2023, the consolidated balance sheet of the Company included a $18,000,000 loan to the investee in loans and the $21,053,000 leveraged loan from the investee in other borrowings (see Note 6). At September 30, 2024 and 2023, and December 31, 2023, the consolidated balance sheet of the Company included CDE investments in other assets of $24,759,000, $26,009,000, and $25,738,000, respectively.

Note 8 - Stock Based Compensation

On April 27, 2021, the Company’s shareholders approved the 2021 Omnibus Stock and Incentive Plan (“2021 Plan”) and reserved 2,500,000 shares of the Company’s common stock for issuance under this plan. At September 30, 2024, the Company had 1,214,226 shares of stock remaining for issuance under the plan. The 2021 Plan supersedes all prior stock option and restricted stock plans with shares previously reserved for issuance under such plans cancelled.

Restricted Stock Units

Under the 2021 Plan, the Company grants restricted stock units under compensation arrangements for the benefit of employees, senior and executive officers and directors. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements. The following table summarizes information about the changes in restricted stock units for the nine-months ended September 30, 2024 and 2023.

	For the Nine-Months Ended September 30,
	2024		2023
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	53,817	$37.04	39,657	$47.83
Grants	45,064	34.37	33,294	29.53
Vesting	(24,075)	40.35	(14,553)	48.00
Forfeited/expired	(2,389)	34.80	(2,888)	47.87
Balance at end of period	72,417	$34.35	55,510	$36.81

Performance Stock Units

Also under the 2021 Plan, the Company awards performance-based restricted stock units (“PSUs”) to employees, senior and executive officers, and directors. Under the terms of the award, the number of units that will vest and convert to shares of common stock will be based on the extent to which the Company achieves specific performance criteria during the fixed three-year performance period. The number of shares issued upon vesting will range from 0% to 200% of the PSUs granted. The PSUs vest at the end of a three-year period based on either 50% each on average adjusted earnings per share growth and return on average assets, or 100% return on average assets, as reported, adjusted for unusual gains/losses, merger expenses, and other items as approved by the compensation committee of the Company's board of directors. Performance for each period is measured relative to other U.S. publicly traded banks with $10 billion to $50 billion in assets. Compensation expense for the PSUs will be estimated each period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards.

The following table summarizes information about the changes in PSUs as of and for the nine-months ended September 30, 2024 and 2023.

	For the Nine-Months Ended September 30,
	2024		2023
	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	75,227	$40.24	47,082	$48.00
Grants	45,064	34.37	33,294	29.53
Vesting	(20,532)	48.91	—	—
Forfeited/expired	(2,493)	35.21	(3,456)	48.04
Balance at end of period	97,266	$35.82	76,920	$40.01

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

The following table summarizes information about vested and unvested restricted stock.

	For the Nine-Months Ended September 30,
	2024		2023
	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	25,190	$27.79	24,813	$36.21
Grants	24,348	30.91	25,190	27.79
Vesting	(25,190)	27.79	(17,682)	38.54
Forfeited/expired	—	—	(1,105)	29.70
Balance at end of period	24,348	$30.91	31,216	$28.25

The total fair value of restricted stock vested for the nine-months ended September 30, 2024 and 2023, was $2,276,000 and $940,000, respectively.

The Company recorded restricted stock unit, performance-based restricted stock unit and restricted stock award expense for employees of $521,000 and $483,000 for the three-months ended September 30, 2024 and 2023, respectively. The Company recorded restricted stock unit, performance-based restricted stock unit and restricted stock award expense for employees of $1,381,000 and $1,261,000 for the nine-months ended September 30, 2024 and 2023, respectively. The Company recorded director expense related to these restricted stock grants of $187,000 and $175,000, for the three-months ended September 30, 2024 and 2023, respectively. The Company recorded director expense related to these restricted stock grants of $537,000 and $492,000, for the nine-months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024 and 2023, there were $4,920,000 and $3,998,000, respectively, of total unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance-based restricted stock units which is expected to be recognized over a weighted-average period of 1.19 years and 1.27 years, respectively. At September 30, 2024 and 2023, and December 31, 2023, there was $112,000, $107,000 and $124,000, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting.

Stock Option Plans

Prior to the approval of the 2021 Plan, the 2012 Incentive Stock Option Plan (the “2012 Plan”) provided for the granting of options to employees of the Company at prices not less than market value at the date of the grant. The 2012 Plan provided that options granted vest and are exercisable after two years from the date of grant and vest at a rate of 20% each year thereafter and have a 10-year term. The most recent grants from the 2021 Plan provided that 20% of the options granted vest and are exercisable after one year from the date of grant and the remaining options vest and are exercisable at a rate of 20% each year thereafter, or 33.3% of the options granted are vested and exercisable after one year from the date of the grant and the remaining options are vested and exercisable at a rate of 33.3% each year thereafter, and have a 10-year term. Shares are issued under the 2012 Plan and the 2021 Plan from available authorized shares. An analysis of stock option activity for the nine-months ended September 30, 2024 is presented in the table and narrative below:

	Shares	Weighted- Average Ex. Price
Outstanding, December 31, 2023	1,552,249	$30.45
Granted	270,495	34.37
Exercised	(124,887)	20.38
Cancelled	(66,589)	34.43
Outstanding, September 30, 2024	1,631,268	31.70
Exercisable, September 30, 2024	960,544	$28.30

The options outstanding at September 30, 2024 had exercise prices ranging between $16.95 and $48.91. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees.

The Company recorded stock option expense totaling $546,000 and $391,000 for the three-months ended September 30, 2024 and 2023, respectively. The Company recorded stock option expense totaling $1,516,000 and $1,280,000 for the nine-months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, there was $5,888,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.36 years. The total fair value of shares vested during the nine-months ended September 30, 2024 and 2023 was $2,131,000 and $2,110,000, respectively.

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

There were no transfers between Level 2 and Level 3 during the three and nine-months ended September 30, 2024 and 2023, and the year ended December 31, 2023.

The following table summarizes the Company’s available-for-sale securities, loans held-for-sale, and derivatives which are measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

September 30, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$293,014	$—	$—	$293,014
Obligations of state and political subdivisions	—	1,471,483	—	1,471,483
Corporate bonds	—	102,471	—	102,471
Residential mortgage-backed securities	—	2,423,930	—	2,423,930
Commercial mortgage-backed securities	—	316,836	—	316,836
Other securities	4,565	—	—	4,565
Total	$297,579	$4,314,720	$—	$4,612,299
Loans held-for-sale	$—	$16,513	$—	$16,513
IRLCs	$—	$—	$499	$499
Forward mortgage-backed securities trades	$—	$(98)	$—	$(98)

September 30, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$485,447	$—	$—	$485,447
Obligations of states and political subdivisions	—	1,463,754	—	1,463,754
Corporate bonds	—	96,961	—	96,961
Residential mortgage-backed securities	—	2,297,235	—	2,297,235
Commercial mortgage-backed securities	—	305,348	—	305,348
Other securities	3,792	—	—	3,792
Total	$489,239	$4,163,298	$—	$4,652,537
Loans held-for-sale	$—	$11,908	$—	$11,908
IRLCs	$—	$—	$409	$409
Forward mortgage-backed securities trades	$—	$237	$—	$237

December 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$482,234	$—	$—	$482,234
Obligations of state and political subdivisions	—	1,497,157	—	1,497,157
Corporate bonds	—	100,471	—	100,471
Residential mortgage-backed securities	—	2,364,092	—	2,364,092
Commercial mortgage-backed securities	—	284,324	—	284,324
Other securities	4,484	—	—	4,484
Total	$486,718	$4,246,044	$—	$4,732,762
Loans held-for-sale	$—	$11,077	$—	$11,077
IRLCs	$—	$—	$427	$427
Forward mortgage-backed securities trades	$—	$(288)	$—	$(288)

The following table summarizes the Company’s loans held-for-sale at fair value and the net unrealized gains as of the balance sheet dates shown below (dollars in thousands):

	September 30,		December 31,
	2024	2023	2023
Unpaid principal balance on loans held-for-sale	$16,086	$11,684	$10,757
Net unrealized gains on loans held-for-sale	427	224	320
Loans held-for-sale at fair value	$16,513	$11,908	$11,077

The following table summarizes the Company’s gains on sale and fees of mortgage loans for the three and nine-months ended September 30, 2024 and 2023 (dollars in thousand):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2024	2023	2024	2023
Realized gain on sale and fees on mortgage loans*	$3,463	$3,485	$9,813	$9,774
Change in fair value on loans held-for-sale and IRLCs	(10)	(121)	171	24
Change in forward mortgage-backed securities trades	(94)	78	190	152
Total gain on sale of mortgage loans	$3,359	$3,442	$10,174	$9,950

* This includes gains on loans held-for-sale carried under the fair value method and lower of cost or market.

No residential mortgage loans held-for-sale were 90 days or more past due or considered nonaccrual as of September 30, 2024, September 30, 2023, or December 31, 2023. No significant credit losses were recognized on mortgage loans held-for-sale for the three and nine-months ended September 30, 2024 and 2023.

Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include other real estate owned, goodwill and other intangible assets, and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the nine-months ended September 30, 2024 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no significant other real estate owned properties that were re-measured subsequent to their initial transfer to other real estate owned during the three and nine-months ended September 30, 2024 and 2023.

At September 30, 2024 and 2023, and December 31, 2023, other real estate owned totaled $501,000, $15,000, and $483,000, respectively.

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

	September 30,				December 31,
	2024		2023		2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$296,188	$296,188	$208,277	$208,277	$281,354	$281,354	Level 1
Interest-bearing demand deposits in banks	287,476	287,476	180,008	180,008	255,237	255,237	Level 1
Available-for-sale securities	4,612,299	4,612,299	4,652,537	4,652,537	4,732,762	4,732,762	Levels 1 and 2
Loans held-for-investment, net of allowance for credit losses	7,623,255	7,607,920	6,904,982	6,890,218	7,060,057	7,036,722	Level 3
Loans held-for-sale	20,114	20,293	12,229	12,266	14,253	14,378	Level 2
Accrued interest receivable	56,427	56,427	53,518	53,518	58,544	58,544	Level 2
Deposits with stated maturities	1,009,667	1,011,199	1,004,227	1,002,893	938,980	938,534	Level 2
Deposits with no stated maturities	10,746,194	10,746,194	9,712,296	9,712,296	10,199,320	10,199,320	Level 1
Repurchase Agreements	57,557	57,557	621,791	621,791	381,928	381,928	Level 2
Borrowings	25,978	25,978	129,753	129,753	22,153	22,153	Level 2
Accrued interest payable	9,502	9,502	13,557	13,557	10,215	10,215	Level 2
IRLCs	499	499	409	409	427	427	Level 3
Forward mortgage-backed securities trades asset (liability)	(98)	(98)	237	237	(288)	(288)	Level 2

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

Results of Operations

Performance Summary. Net earnings for the third quarter of 2024 were $55.31 million, an increase of 11.61% when compared to earnings of $49.56 million for the third quarter of 2023. Diluted earnings per share was $0.39 for the third quarter of 2024 and $0.35 for the third quarter of 2023.

The return on average assets was 1.66% for the third quarter of 2024, as compared to 1.53% for the third quarter of 2023. The return on average equity was 14.00% for the third quarter of 2024 as compared to 14.51% for the third quarter of 2023.

Net earnings for the nine-months ended September 30, 2024 were $161.19 million, an increase of 5.36% when compared to earnings of $153.00 million for the nine-months ended September 30, 2023. Diluted earnings per share was $1.13 for the first nine months of 2024 and $1.07 for the first nine months of 2023.

The return on average assets was 1.63% for the first nine months of 2024, as compared to 1.59% for the first nine months of 2023. The return on average equity was 14.28% for the first nine months of 2024, as compared to 15.22% for the same period in 2023.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $109.74 million for the third quarter of 2024, as compared to $96.97 million for the same period last year. The increase in 2024 tax equivalent net interest income compared to 2023 was largely attributable to the change in the mix of interest earning assets primarily derived from an increase in average loans offset by a decrease in taxable and tax-exempt investment securities. Additionally, the rates received on loans continued to increase along with the rates paid on deposits. Average earning assets were $12.48 billion for the third quarter of 2024, as compared to $11.96 billion during the third quarter of 2023. The increase of $516.97 million in average earning assets for the third quarter of 2024 when compared to the same period in 2023 was primarily a result of (i) an increase in loans of $749.17 million, offset by (ii) a decrease in tax-exempt securities of $160.45 million, and (iii) a decrease in taxable investment securities of $217.80 million. Average interest-bearing liabilities were $8.37 billion for the third quarter of 2024, as compared to $7.88 billion in the same period in 2023. The yield on earning assets increased 60 basis points while the rate paid on interest-bearing liabilities increased 44 basis points for the third quarter of 2024 compared to the third quarter of 2023.

Tax-equivalent net interest income was $318.40 million for the nine-months ended September 30, 2024 as compared to $295.20 million for the same period in 2023. The increase in 2024 tax equivalent net interest income compared to 2023 was largely attributable to the change in the mix of interest earning assets primarily derived from an increase in average loans offset by a decrease in taxable and tax-exempt investment securities. Additionally, the rates received on loans continued to increase along with the rates paid on deposits. Average earning assets were $12.36 billion for the nine-months ended September 30, 2024, as compared to $12.03 billion during the same period last year. The increase of $331.18 million in average earning assets for the nine-months ended September 30, 2024 when compared to the same period in 2023 was primarily a result of (i) an increase in loans of $724.81 million, offset by (ii) a decrease in tax-exempt securities of $241.10 million, and (iii) a decrease in taxable investment securities of $283.50 million. Average interest-bearing liabilities were $8.32 billion for the nine-months ended September 30, 2024, as compared to $7.78 billion in the same period in 2023. The yield on earning assets increased 70 basis points while the rate paid on interest-bearing liabilities increased 74 basis points for the nine-months ended September 30, 2024 as compared to the nine-months ended September 30, 2023.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (dollars in thousands):

	Three-Months Ended September 30, 2024 Compared to Three-Months Ended September 30, 2023			Nine-Months Ended September 30, 2024 Compared to Nine-Months Ended September 30, 2023
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Short-term investments	$2,003	$(36)	$1,967	$4,876	$936	$5,812
Taxable investment securities	(1,234)	1,675	441	(4,794)	4,284	(510)
Tax-exempt investment securities (1)	(1,127)	(216)	(1,343)	(5,174)	(1,186)	(6,360)
Loans (1) (2)	11,614	11,734	23,348	31,928	45,263	77,191
Interest income	11,256	13,157	24,413	26,836	49,297	76,133
Interest-bearing deposits	4,891	10,938	15,829	11,059	48,996	60,055
Repurchase agreements	(3,714)	(64)	(3,778)	(7,283)	968	(6,315)
Borrowings	(282)	(121)	(403)	(662)	(138)	(800)
Interest expense	895	10,753	11,648	3,114	49,826	52,940
Net interest income	$10,361	$2,404	$12,765	$23,722	$(529)	$23,193

(1)
Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(2)
Nonaccrual loans are included in loans.

The net interest margin, on a tax equivalent basis, was 3.50% for the third quarter of 2024, an increase of 28 basis points from the same period in 2023. The net interest margin, on a tax equivalent basis, for the first nine-months of 2024 was 3.44%, an increase of 16 basis points from the same period in 2023. The net interest margin has expanded during the past year primarily due to (i) a shift in asset mix from investment securities to higher yielding loans, and (ii) increased loan yields due to new and renewing loans and variable rate loans repricing higher. The Federal Reserve began aggressively increasing interest rates in March 2022 and continuing into 2023 with increases of 25 basis points in February, March, May, and July 2023. Most recently, the Federal Reserve decreased interest rates 50 basis points in September 2024, resulting in a target rate range of 4.75% to 5.00% at September 30, 2024.

There are $938.59 million of municipal and related deposits which are indexed to short-term treasury rates which have continued to increase with the changes in the applicable rate index. Average municipal and related deposits totaled $1.48 billion for both of the nine-months ended September 30, 2024 and 2023, respectively, with an average rate paid of 4.03% and 2.95%, for the respective nine-months then ended.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (dollars in thousands, except percentages):

	Three-Months Ended September 30,
	2024			2023
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$203,657	$2,759	5.39%	$57,614	$792	5.45%
Taxable investment securities (2)	3,211,490	19,866	2.47%	3,429,290	19,425	2.27
Tax-exempt investment securities (2)(3)	1,418,214	9,742	2.75%	1,578,660	11,085	2.81
Loans (3)(4)	7,643,238	130,220	6.78%	6,894,064	106,872	6.15
Total earning assets	12,476,599	$162,587	5.18%	11,959,628	$138,174	4.58%
Cash and due from banks	217,469			227,156
Bank premises and equipment, net	152,153			151,867
Other assets	228,827			243,386
Goodwill and other intangible assets, net	314,237			314,953
Allowance for credit losses	(94,929)			(86,507)
Total assets	$13,294,356			$12,810,483
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$8,240,938	$51,994	2.51%	$7,259,252	$36,165	1.98%
Repurchase agreements	100,892	740	2.92	567,064	4,518	3.16
Borrowings	24,670	116	1.87	54,124	519	3.80
Total interest-bearing liabilities	8,366,500	$52,850	2.51%	7,880,440	$41,202	2.07%
Noninterest-bearing deposits	3,279,486			3,509,809
Other liabilities	76,264			65,094
Total liabilities	11,722,250			11,455,343
Shareholders’ equity	1,572,096			1,355,140
Total liabilities and shareholders’ equity	$13,294,346			$12,810,483
Net interest income (tax equivalent)		$109,737			$96,972
Rate Analysis:
Interest income/earning assets			5.18%			4.58%
Interest expense/earning assets			(1.68)			(1.36)
Net interest margin			3.50%			3.22%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Includes tax equivalent yield adjustment of approximately $2.63 million and $2.82 million in the third quarters of 2024 and 2023, respectively, using an effective tax rate of 21% for both periods.
(4)
Includes nonaccrual loans.

	Nine-Months Ended September 30,
	2024			2023
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$239,008	$9,838	5.50%	$108,034	$4,026	4.98%
Taxable investment securities (2)	3,279,251	59,730	2.43	3,562,753	60,240	2.25
Tax-exempt investment securities (2)(3)	1,419,138	29,266	2.75	1,660,241	35,626	2.86
Loans (3)(4)	7,418,808	372,066	6.70	6,694,000	294,875	5.89
Total earning assets	12,356,205	$470,900	5.09%	12,025,028	$394,767	4.39%
Cash and due from banks	230,335			230,473
Bank premises and equipment, net	151,962			152,630
Other assets	240,498			234,982
Goodwill and other intangible assets, net	314,392			315,183
Allowance for credit losses	(91,168)			(81,155)
Total assets	$13,202,224			$12,877,141
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$8,047,136	$145,661	2.42%	$7,126,471	$85,606	1.61%
Repurchase agreements	209,907	5,197	3.31	571,445	11,512	2.69
Borrowings	60,058	1,645	3.66	82,339	2,445	3.97
Total interest-bearing liabilities	8,317,101	$152,503	2.45%	7,780,255	$99,563	1.71%
Noninterest-bearing deposits	3,305,289			3,690,190
Other liabilities	71,642			62,468
Total liabilities	11,694,032			11,532,913
Shareholders’ equity	1,508,192			1,344,228
Total liabilities and shareholders’ equity	$13,202,224			$12,877,141
Net interest income (tax equivalent)		$318,397			$295,204
Rate Analysis:
Interest income/earning assets			5.09%			4.39%
Interest expense/earning assets			(1.65)			(1.11)
Net interest margin			3.44%			3.28%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Includes tax equivalent yield adjustment of approximately $7.77 million and $8.90 million in the first nine months of 2024 and 2023, respectively, using an effective tax rate of 21% for both periods.
(4)
Includes nonaccrual loans.

Noninterest Income. Noninterest income for the third quarter of 2024 was $32.36 million, an increase of $4.29 million, when compared to $28.07 million in the same quarter of 2023. Trust fee income increased $1.64 million, or 16.36%, compared to the third quarter of 2023. Trust revenue has increased primarily due to the growth in assets under management to $10.86 billion at September 30, 2024, compared to $9.02 billion at September 30, 2023, and additionally from increases in oil and gas related fees. Available-for-sale securities totaling $113.13 million with an average book yield of 3.53% were sold in the third quarter of 2023 resulting in a loss on sales of securities of $972 thousand. There were no securities sales in the third quarter of 2024. Recoveries of interest on previously charged-off or nonaccrual loans totaled $1.36 million for the third quarter of 2024 compared to $698 thousand for the third quarter of 2023. Debit card fees increased by $487 thousand to $5.53 million for the third quarter of 2024 compared with $5.04 million for the third quarter of 2023, primarily due to the continued increase in the number of debit cards issued. Mortgage related income declined to $3.36 million for the third quarter of 2024 compared to $3.44 million in the third quarter of 2023 due to stagnant overall origination from loan volume primarily because of the level of mortgage interest rates.

Noninterest income for the first nine months of 2024 was $93.01 million, an increase of $6.99 million, when compared to $86.03 million in the same period of 2023. Trust fee income increased to $34.79 million for the first nine months of 2024 compared to $29.78 million for the first nine months of 2023, primarily due to the growth in assets under management to $10.86 billion at September 30, 2024, compared to $9.02 billion at September 30, 2023. Debit card fees decreased to $15.56 million for the first nine months of 2024 compared with $16.70 million for the first nine months of 2023, due to annual incentives of $1.50 million that were recognized during the first nine months of 2024 as compared to $2.90 million that was recognized during the first nine months of 2023. There were no securities sales during the first nine months of 2024. During the nine-months ended September 30, 2023, losses on sales of available-for-sale securities was $914 thousand. Net gain on the sale of assets was $269 thousand for the first nine months of 2024 compared to $1.63 million during the same period of 2023. Recoveries of interest on previously charged-off or nonaccrual loans totaled $2.58 million for the first nine months of 2024 compared to $1.52 million for the first nine months of 2023.

Table 3 - Noninterest Income (dollars in thousands):

	Three-Months Ended September 30,			Nine-Months Ended September 30,
	2024	Increase (Decrease)	2023	2024	Increase (Decrease)	2023
Trust fees	$11,694	$1,644	$10,050	$34,787	$5,009	$29,778
Service charges on deposit accounts	6,428	(81)	6,509	18,683	(172)	18,855
Debit card fees	5,528	487	5,041	15,564	(1,133)	16,697
Credit card fees	617	(77)	694	1,920	(94)	2,014
Gain on sale and fees on mortgage loans	3,359	(83)	3,442	10,174	224	9,950
Net gain on sale of available-for-sale securities	—	972	(972)	—	914	(914)
Net gain (loss) on sale of foreclosed assets	(30)	(20)	(10)	(88)	(111)	23
Net gain on sale of assets	267	(429)	696	269	(1,357)	1,626
Interest on loan recoveries	1,359	661	698	2,578	1,059	1,519
Other:
Check printing fees	30	1	29	65	(6)	71
Safe deposit rental fees	176	—	176	615	(28)	643
Credit life fees	233	56	177	922	470	452
Brokerage commissions	388	8	380	1,227	113	1,114
Wire transfer fees	459	39	420	1,355	131	1,224
Miscellaneous income	1,854	1,114	740	4,941	1,968	2,973
Total other	3,140	1,218	1,922	9,125	2,648	6,477
Total Noninterest Income	$32,362	$4,292	$28,070	$93,012	$6,987	$86,025

Noninterest Expense. Total noninterest expense for the third quarter of 2024 was $66.01 million, compared to $59.54 million for the same period of 2023. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio was 46.45% for the third quarter of 2024 compared to 47.62% for the same quarter in 2023.

Salaries, commissions and employee benefits for the third quarter of 2024 totaled $37.50 million, compared to $32.94 million for the same period in 2023. The increase from prior year is related primarily to increases of $2.06 million in profit sharing expense and $288 thousand in bonus and incentive accruals related to annualized earnings growth. Additionally, officer and employee salaries increased for additions to the middle market lending team and the audit and risk departments as well as merit-based pay increases since the prior year.

All other categories of noninterest expense for the third quarter of 2024 totaled $28.52 million, compared to $26.60 million in the same quarter a year ago. Noninterest expense, excluding salary related costs, for the three-months ended September 30, 2024 increased largely due to increases in software amortization and expense, legal expenses and professional and service fees when compared to the same period in 2023.

Total noninterest expense for the first nine months of 2024 was $194.97 million, compared to $174.41 million for the same period of 2023. Our efficiency ratio was 47.39% for the first nine months of 2024 compared to 45.75% for the same period in 2023.

Salaries, commissions and employee benefits for the first nine months of 2024 totaled $111.65 million, compared to $96.16 million for the same period in 2023. The net increase was primarily a result of merit-based and market driven pay increases, additions to the middle market lending team and the audit and risk departments, performance based incentive accruals, an increase of $5.64 million in profit sharing expense and an increase of $2.20 million in medical insurance expense.

All other categories of noninterest expense for the nine-months ended September 30, 2024 totaled $83.31 million, compared to $78.25 million in the same period a year ago. Noninterest expense, excluding salary related costs, for the nine-months ended September 30, 2024 increased largely due to increases in software amortization and expense, legal expenses, and professional and service fees.

Table 4 - Noninterest Expense (dollars in thousands):

	Three-Months Ended September 30,			Nine-Months Ended September 30,
	2024	Increase (Decrease)	2023	2024	Increase (Decrease)	2023
Salaries, commissions and incentives (excluding mortgage)	$26,238	$2,427	$23,811	$77,768	$6,598	$71,170
Mortgage salaries and incentives	2,374	122	2,252	6,672	310	6,362
Medical	2,735	(413)	3,148	9,576	2,203	7,373
Profit sharing	2,235	2,055	180	5,818	5,638	180
401(k) match expense	991	53	938	2,966	96	2,870
Payroll taxes	1,857	125	1,732	5,955	289	5,666
Stock based compensation	1,067	193	874	2,897	356	2,541
Total salaries and employee benefits	37,497	4,562	32,935	111,652	15,490	96,162
Net occupancy expense	3,738	173	3,565	10,826	408	10,418
Equipment expense	2,291	91	2,200	6,761	236	6,525
FDIC insurance premiums	1,514	(59)	1,573	4,987	343	4,644
Debit card expense	3,248	(36)	3,284	9,548	(156)	9,704
Professional and service fees	2,793	368	2,425	8,017	830	7,187
Printing, stationery and supplies	199	(313)	512	1,071	(891)	1,962
Operational and other losses	955	(4)	959	2,878	132	2,746
Software amortization and expense	3,712	1,271	2,441	9,875	2,604	7,271
Amortization of intangible assets	157	(71)	228	471	(213)	684
Other:
Data processing fees	636	151	485	1,849	377	1,472
Postage	393	25	368	1,142	56	1,086
Advertising	712	(96)	808	2,168	(122)	2,290
Correspondent bank service charges	224	12	212	697	49	648
Telephone	699	(99)	798	2,317	(105)	2,422
Public relations and business development	754	(60)	814	2,217	(378)	2,595
Directors’ fees	755	147	608	2,160	260	1,900
Audit and accounting fees	658	27	631	1,597	(297)	1,894
Legal fees and other related costs	996	494	502	2,163	1,049	1,114
Regulatory exam fees	270	(63)	333	899	(55)	954
Travel	511	27	484	1,349	(52)	1,401
Courier expense	312	(1)	313	956	49	907
Other real estate owned	30	(38)	68	63	(16)	79
Other miscellaneous expense	2,958	(35)	2,993	9,302	960	8,342
Total other	9,908	491	9,417	28,879	1,775	27,104
Total Noninterest Expense	$66,012	$6,473	$59,539	$194,965	$20,558	$174,407

Balance Sheet Review

Loans. The portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. As of September 30, 2024, total loans held-for-investment were $7.72 billion, an increase of $574.40 million, as compared to December 31, 2023.

As compared to year-end 2023 balances, total real estate loans increased $346.45 million, total commercial loans increased $129.85 million, total consumer loans increased $99.73 million, and agricultural loans decreased $1.62 million. Loans averaged $7.64 billion for the third quarter of 2024, an increase of $749.17 million over the prior year third quarter average balances. Loans averaged $7.42 billion for the first nine months of 2024, an increase of $724.81 million from the prior year nine-month period average balances.

Loan portfolio segments include C&I, Municipal, Agricultural, Construction and Development, Farm, Non-Owner Occupied and Owner Occupied CRE, Residential, Consumer Auto and Consumer Non-Auto. This segmentation allows for a more precise pooling of loans with similar credit risk characteristics and credit monitor procedures for the Company’s calculation of its allowance for credit losses.

Table 5 outlines the composition of the Company’s held-for-investment loans by portfolio segment.

Table 5 - Composition of Loans Held-for-Investment (dollars in thousands):

	September 30,		December 31,
	2024	2023	2023
Commercial:
C&I	$1,175,774	$1,108,240	$1,164,811
Municipal	333,732	218,358	214,850
Total Commercial	1,509,506	1,326,598	1,379,661
Agricultural	83,269	81,876	84,890
Real Estate:
Construction & Development	1,013,810	929,570	963,158
Farm	315,720	341,052	344,954
Non-Owner Occupied CRE	825,928	828,900	827,969
Owner Occupied CRE	1,086,750	1,002,913	1,037,281
Residential	2,112,196	1,788,913	1,834,593
Total Real Estate	5,354,404	4,891,348	5,007,955
Consumer:
Auto	618,103	540,382	521,859
Non-Auto	157,909	154,492	154,426
Total Consumer	776,012	694,874	676,285
Total	$7,723,191	$6,994,696	$7,148,791

Loans held-for-sale, consisting of secondary market mortgage loans, totaled $20.11 million, $12.23 million, and $14.25 million at September 30, 2024 and 2023, and December 31, 2023, respectively. At September 30, 2024 and 2023, and December 31, 2023, $3.60 million, $321 thousand and $3.18 million, respectively, are valued using the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

Commercial real estate loans (owner and non-owner occupied CRE) represent 24.77% of the Company's total loan portfolio as of September 30, 2024. Non-owner occupied CRE represents $825.93 million, or 10.69%, of the Company's total loan portfolio as of September 30, 2024. The properties securing this portfolio are diverse as to geographic location in Texas as well as industry type. Collateral for CRE loans is located throughout the Company’s markets in central west Texas, the Dallas-Fort Worth metroplex and southeast Texas with less than 1% of properties located outside of the state. The largest concentrations in the CRE portfolio as to type are industrial/warehouse at approximately 13.44% and multifamily at approximately 7.78% as of September 30, 2024. All additional property type categories are 6% or less of the CRE portfolio. Credit underwriting standards are periodically reviewed and adjusted based upon observations from our ongoing monitoring of economic conditions in our lending areas. In response to the current interest rate environment and increases in benchmark rates, the Company has enhanced stress testing and loan review activities to mitigate interest rate reset risk with a specific emphasis on borrowers’ abilities to absorb the impact of higher interest rates on loans.

The following tables summarize maturity information of our loan portfolio as of September 30, 2024. The tables also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

Maturity Distribution and Interest Sensitivity of Loans at September 30, 2024 (dollars in thousands):

Total Loans Held-for-Investment:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$417,003	$617,186	$117,055	$24,530	$1,175,774
Municipal	107,105	42,629	121,541	62,457	333,732
Total Commercial	524,108	659,815	238,596	86,987	1,509,506
Agricultural	65,286	16,046	1,937	—	83,269
Real Estate:
Construction & Development	452,115	245,397	212,935	103,363	1,013,810
Farm	23,391	34,135	153,389	104,805	315,720
Non-Owner Occupied CRE	113,117	217,032	389,327	106,452	825,928
Owner Occupied CRE	51,355	295,538	531,314	208,543	1,086,750
Residential	178,408	128,671	804,545	1,000,572	2,112,196
Total Real Estate	818,386	920,773	2,091,510	1,523,735	5,354,404
Consumer:
Auto	7,340	586,102	24,558	103	618,103
Non-Auto	40,984	86,338	27,442	3,145	157,909
Total Consumer	48,324	672,440	52,000	3,248	776,012
Total	$1,456,104	$2,269,074	$2,384,043	$1,613,970	$7,723,191
% of Total Loans	18.85%	29.39%	30.87%	20.89%	100.00%

Loans with fixed interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$66,683	$338,453	$12,573	$—	$417,709
Municipal	2,849	42,022	91,958	12,839	149,668
Total Commercial	69,532	380,475	104,531	12,839	567,377
Agricultural	4,976	11,954	117	—	17,047
Real Estate:
Construction & Development	177,326	141,772	33,807	6,600	359,505
Farm	8,977	26,075	82,874	8,248	126,174
Non-Owner Occupied CRE	72,070	139,345	67,723	4,021	283,159
Owner Occupied CRE	30,859	166,029	35,611	6,712	239,211
Residential	113,708	100,073	499,376	125,132	838,289
Total Real Estate	402,940	573,294	719,391	150,713	1,846,338
Consumer:
Auto	7,340	586,102	24,558	103	618,103
Non-Auto	38,236	86,231	27,146	415	152,028
Total Consumer	45,576	672,333	51,704	518	770,131
Total	$523,024	$1,638,056	$875,743	$164,070	$3,200,893
% of Total Loans	6.77%	21.22%	11.34%	2.12%	41.45%

Loans with variable interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$350,320	$278,733	$104,482	$24,530	$758,065
Municipal	104,256	607	29,583	49,618	184,064
Total Commercial	454,576	279,340	134,065	74,148	942,129
Agricultural	60,310	4,092	1,820	—	66,222
Real Estate:
Construction & Development	274,789	103,625	179,128	96,763	654,305
Farm	14,414	8,060	70,515	96,557	189,546
Non-Owner Occupied CRE	41,047	77,687	321,604	102,431	542,769
Owner Occupied CRE	20,496	129,509	495,703	201,831	847,539
Residential	64,700	28,598	305,169	875,440	1,273,907
Total Real Estate	415,446	347,479	1,372,119	1,373,022	3,508,066
Consumer:
Auto	—	—	—	—	—
Non-Auto	2,748	107	296	2,730	5,881
Total Consumer	2,748	107	296	2,730	5,881
Total	$933,080	$631,018	$1,508,300	$1,449,900	$4,522,298
% of Total Loans	12.08%	8.17%	19.53%	18.77%	58.55%

Of the $4.52 billion of variable interest rate loans shown above, loans totaling $1.92 billion mature or reprice over the next twelve months. Of this amount, approximately $1.51 billion will reprice immediately upon changes in the underlying index rate (primarily U.S. prime rate) with the remaining $410.16 million being subject to floors above or ceilings below the current index.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and foreclosed assets were $64.42 million at September 30, 2024, as compared to $39.70 million at September 30, 2023 and $35.10 million at December 31, 2023. As a percent of loans held-for-investment and foreclosed assets, these assets were 0.83% at September 30, 2024, 0.57% at September 30, 2023, and 0.49% at December 31, 2023. As a percent of total assets, these assets were 0.47% at September 30, 2024, as compared to 0.31% at September 30, 2023 and 0.27% at December 31, 2023, respectively. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at September 30, 2024.

Table 6 – Nonaccrual, Past Due 90 Days or More and Still Accruing, and Foreclosed Assets (dollars in thousands, except percentages):

	September 30,		December 31,
	2024	2023	2023
Nonaccrual loans	$63,378	$38,812	$33,609
Loans still accruing and past due 90 days or more	504	289	1,004
Total nonperforming loans	63,882	39,101	34,613
Foreclosed assets	535	597	483
Total nonperforming assets	$64,417	$39,698	$35,096
As a % of loans held-for-investment and foreclosed assets	0.83%	0.57%	0.49%
As a % of total assets	0.47	0.31	0.27

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

The provision for loan losses of $5.55 million for the three-months ended September 30, 2024 is combined with the provision for unfunded commitments of $571 thousand and reported in the net aggregate of $6.12 million under the provision for credit losses in the consolidated statements of earnings for the three-months ended September 30, 2024. The provision for loan losses of $12.72 million for the nine-months ended September 30, 2024 is combined with the provision for unfunded commitments of $101 thousand and reported in the net aggregate of $12.82 million under the provision for credit losses on the consolidated statements of earnings for the nine-months ended September 30, 2024.

The provision for loan losses of $3.82 million for the three-months ended September 30, 2023 is combined with the reversal of provision for unfunded commitments of $1.55 million and reported in the aggregate of $2.28 million under the provision for credit losses in the consolidated statements of earnings for the three-months ended September 30, 2023. The provision for loan losses of $15.05 million for the nine-months ended September 30, 2023 is combined with the reversal of provision for unfunded commitments of $4.42 million and reported in the net aggregate of $10.63 million under the provision for credit losses in the consolidated statements of earnings for the nine-months ended September 30, 2023.

As a percent of average loans, net loan charge-offs were 0.04% for the third quarter of 2024, as compared to net loan charge-offs of 0.04% for the third quarter of 2023. As a percent of average loans, net loan charge-offs were 0.03% for the first nine months of 2024, as compared to net loan charge-offs of 0.02% for the first nine months of 2023. The allowance for credit losses as a percent of loans held-for-investment was 1.29% as of September 30, 2024, as compared to 1.28% as of September 30, 2023 and 1.24% as of December 31, 2023, respectively.

Table 7 - Loan Loss Experience and Allowance for Credit Losses (dollars in thousands, except percentages):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2024	2023	2024	2023
Allowance for credit losses at period-end	$99,936	$89,714	$99,936	$89,714
Loans held-for-investment at period-end	7,723,191	6,994,696	7,723,191	6,994,696
Average loans for period	7,643,238	6,894,064	7,418,808	6,694,000
Net charge-offs (recoveries)/average loans (annualized)	0.04%	0.04%	0.03%	0.02%
Allowance for loan losses/period-end loans held-for-investment	1.29%	1.28%	1.29%	1.28%
Allowance for loan losses/nonaccrual loans, past due 90 days still accruing and restructured loans	156.44%	229.44%	156.44%	229.44%

Interest-Bearing Demand Deposits in Banks. The Company had interest-bearing deposits in banks of $287.48 million at September 30, 2024 compared to $180.01 million at September 30, 2023 and $255.24 million at December 31, 2023, respectively. At September 30, 2024, interest-bearing deposits in banks included $273.63 million maintained at the Federal Reserve Bank of Dallas and $13.85 million on deposit with the FHLB.

Available-for-Sale Securities. At September 30, 2024, securities with a fair value of $4.61 billion were classified as securities available-for-sale. As compared to December 31, 2023, the available-for-sale portfolio at September 30, 2024 reflected (i) a decrease of $189.22 million in U.S. Treasury securities, (ii) a decrease of $25.67 million in obligations of states and political subdivisions, (iii) an increase of $92.35 million in mortgage-backed securities, and (iv) an increase of $2.08 million in corporate bonds and other securities. Fluctuations in the available-for-sale securities portfolio balances were primarily driven by calls and maturities, and changes in unrealized losses during the first nine months of 2024. Our mortgage related securities are backed by GNMA, FNMA or FHLMC, or are collateralized by securities backed by these agencies.

See the below table and Note 2 to the Consolidated Financial Statements (unaudited) for additional disclosures relating to the maturities and fair values of the investment portfolio at September 30, 2024 and 2023, and December 31, 2023.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at September 30, 2024 (dollars in thousands, except percentages):

	Maturing by Contractual Maturity
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$192,216	2.03%	$100,798	1.53%	$—	—%	$—	—%	$293,014	1.85%
Obligations of states and political subdivisions	47,984	4.49	558,552	2.83	703,208	2.35	161,739	2.78	1,471,483	2.65
Corporate bonds and other securities	9,517	3.79	83,463	2.58	14,056	1.82	—	—	107,036	2.59
Mortgage-backed securities	28,800	2.23	919,836	2.36	1,237,983	2.22	554,147	2.73	2,740,766	2.37
Total	$278,517	2.53%	$1,662,649	2.48%	$1,955,247	2.26%	$715,886	2.74%	$4,612,299	2.43%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 21%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.

As of September 30, 2024, the investment portfolio had an overall tax equivalent yield of 2.43%, a weighted average life of 6.28 and modified duration of 5.36 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $11.76 billion as of September 30, 2024, as compared to $10.72 billion as of September 30, 2023 and $11.14 billion as of December 31, 2023.

Table 9 provides a breakdown of average deposits and rates paid over the three and nine month periods ended September 30, 2024 and 2023, respectively.

Table 9 - Composition of Average Deposits (dollars in thousands, except percentages):

	For the Three-Months Ended September 30,
	2024		2023
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,279,486	—%	$3,509,809	—%
Interest-bearing deposits:
Interest-bearing checking	4,121,102	2.36	3,197,961	1.56
Savings and money market accounts	3,130,492	2.30	3,106,443	1.95
Time deposits under $250,000	612,459	3.67	352,294	5.71
Time deposits of $250,000 or more	376,885	4.01	602,554	2.16
Total interest-bearing deposits	8,240,938	2.51%	7,259,252	1.98%
Total average deposits	$11,520,424		$10,769,061
Total cost of deposits		1.80%		1.33%

	For the Nine-Months Ended September 30,
	2024		2023
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,305,289	—%	$3,690,190	—%
Interest-bearing deposits:
Interest-bearing checking	4,001,909	2.24	3,319,967	1.23
Savings and money market accounts	3,089,625	2.23	3,002,987	1.64
Time deposits under $250,000	600,550	3.61	295,717	4.84
Time deposits of $250,000 or more	355,052	3.96	507,800	1.97
Total interest-bearing deposits	8,047,136	2.42%	7,126,471	1.61%
Total average deposits	$11,352,425		$10,816,661
Total cost of deposits		1.71%		1.06%

The estimated amount of uninsured and uncollateralized deposits including related accrued and unpaid interest is approximately $5.35 billion as of September 30, 2024.

Borrowings. Included in borrowings were federal funds purchased, advances from the FHLB and other borrowings of $25.98 million, $129.75 million and $22.15 million at September 30, 2024 and 2023, and December 31, 2023, respectively. The average balance of federal funds purchased, advances from the FHLB and other borrowings were $24.67 million and $54.12 million in the third quarters of 2024 and 2023, respectively. The weighted average interest rates paid on these borrowings were 1.87% and 3.80% for the third quarters of 2024 and 2023, respectively. The average balance of federal funds purchased, advances from the FHLB and other borrowings were $60.06 million and $82.34 million in the first nine months of 2024 and 2023, respectively. The weighted average interest rates paid on these borrowings were 3.66% and 3.97% for the first nine months of 2024 and 2023, respectively.

Repurchase Agreements. Securities sold under repurchase agreements of $57.56 million, $621.79 million and $381.93 million at September 30, 2024 and 2023, and December 31, 2023, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowings. The average balances of securities sold under repurchase agreements were $100.89 million and $567.06 million for the third quarters of 2024 and 2023, respectively. The average rates paid on securities sold under repurchase agreements were 2.92% and 3.16% for the third quarters of 2024 and 2023, respectively. The average balances of securities sold under repurchase agreements were $209.91 million and $571.45 million for the first nine months of 2024 and 2023, respectively. The average rates paid on securities sold under repurchase agreements were 3.31% and 2.69% for the first nine months of 2024 and 2023, respectively. The average balances of securities sold under repurchase agreements has decreased from the prior year as customers have moved funds to IntraFi deposit accounts.

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

	Percentage change in net interest income:
Change in interest rates:	September 30,		December 31,
(in basis points)	2024	2023	2023
+400	1.13%	3.03%	7.17%
+300	0.86%	2.23%	5.36%
+200	0.84%	1.82%	3.87%
+100	0.57%	1.14%	2.11%
-100	(3.32)%	(1.76)%	(2.72)%
-200	(7.00)%	(3.45)%	(5.54)%
-300	(9.19)%	(5.76)%	(8.70)%
-400	(9.51)%	(6.31)%	(9.65)%

The results for the net interest income simulations as of September 30, 2024 and 2023, and December 31, 2023 resulted in an asset sensitive position. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability management committee oversees and monitors this risk.

The fair value of our investment securities classified as available-for-sale totaled $4.61 billion at September 30, 2024. During the nine months ended September 30, 2024, the corresponding unrealized loss before taxes on the portfolio of $510.92 million at December 31, 2023, changed to an unrealized loss before taxes of $417.83 million at September 30, 2024, which is recorded net of taxes in accumulated other comprehensive earnings (loss) in shareholders' equity. The unrealized gains or losses, net of taxes, on the portfolio are excluded from the calculation of all regulatory capital ratios. The changes in the fair value were driven by changes in interest rates based on expected actions by the Federal Reserve Board and other market conditions. The overall valuation of the portfolio is most correlated to the 5-year U.S. Treasury rates based on the composition and duration of the portfolio. At September 30, 2024, the 5-year U.S. Treasury rate was 3.57% compared to 3.84% at December 31, 2023, representing a 27 basis point decrease during the first nine months of 2024. As of September 30, 2024, an increase of 100 basis points in the 5-year U.S. Treasury rate would result in an increase to unrealized losses by approximately $218 thousand before taxes, while a 100 basis point decrease in the same rate would result in a decrease to unrealized losses by approximately $183 thousand before taxes. We believe that we have the ability to hold these securities based on our overall liquidity and intent to hold the portfolio.

Capital and Liquidity

Capital. We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $1.66 billion, or 12.24% of total assets at September 30, 2024, as compared to $1.24 billion, or 9.71% of total assets at September 30, 2023, and $1.50 billion, or 11.44% of total assets at December 31, 2023. Included in shareholders' equity at September 30, 2024, and 2023, and December 31, 2023 were $329.82 million, $639.93 million and $403.30 million, respectively, in unrealized losses on investment securities available-for-sale, net of related income taxes, although such amount is excluded from and does not impact regulatory capital. For the third quarter of 2024, total shareholders’ equity averaged $1.57 billion, or 11.83% of average assets, as compared to $1.36 billion, or 10.58% of average assets, during the same period in 2023. For the first nine months of 2024, total shareholders' equity averaged $1.51 billion, or 11.42% of average assets, as compared to $1.34 billion, or 10.44% of average assets, during the same period in 2023.

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

As of September 30, 2024 and 2023, and December 31, 2023, we had a total risk-based capital ratio of 20.03%, 19.49% and 19.62%, a Tier 1 capital to risk-weighted assets ratio of 18.83%, 18.35% and 18.50%, a common equity Tier 1 to risk-weighted assets ratio of 18.83%, 18.35% and 18.50% and a Tier 1 leverage ratio of 12.53%, 12.00% and 12.06%, respectively. The regulatory capital ratios as of September 30, 2024 and 2023, and December 31, 2023 were calculated under Basel III rules.

The regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of September 30, 2024:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,799,947	20.03%	$943,527	10.50%	$898,598	10.00%
First Financial Bank	$1,650,389	18.42%	$941,026	10.50%	$896,215	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,692,008	18.83%	$763,808	8.50%	$539,159	6.00%
First Financial Bank	$1,542,450	17.21%	$761,783	8.50%	$716,972	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,692,008	18.83%	$629,018	7.00%	$—	N/A
First Financial Bank	$1,542,450	17.21%	$627,351	7.00%	$582,540	6.50%
Leverage Ratio:
Consolidated	$1,692,008	12.53%	$359,439	4.00%	$—	N/A
First Financial Bank	$1,542,450	11.48%	$358,486	4.00%	$448,108	5.00%

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of September 30, 2023:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,676,476	19.49%	$903,272	10.50%	$860,259	10.00%
First Financial Bank	$1,507,129	17.56%	$901,009	10.50%	$858,104	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,578,858	18.35%	$731,220	8.50%	$516,155	6.00%
First Financial Bank	$1,409,511	16.43%	$729,388	8.50%	$686,483	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,578,858	18.35%	$602,181	7.00%	$—	N/A
First Financial Bank	$1,409,511	16.43%	$600,673	7.00%	$557,768	6.50%
Leverage Ratio:
Consolidated	$1,578,858	12.00%	$344,103	4.00%	$—	N/A
First Financial Bank	$1,409,511	10.76%	$343,242	4.00%	$429,052	5.00%

	Actual		Minimum Capital Required Basel III		Required to be Considered Well- Capitalized
As of December 31, 2023:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,697,999	19.62%	$908,870	10.50%	$865,590	10.00%
First Financial Bank	$1,518,365	17.59%	$906,541	10.50%	$863,372	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,601,361	18.50%	$735,752	8.50%	$519,354	6.00%
First Financial Bank	$1,421,727	16.47%	$733,866	8.50%	$690,698	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,601,361	18.50%	$605,913	7.00%	—	N/A
First Financial Bank	$1,421,727	16.47%	$604,361	7.00%	$561,192	6.50%
Leverage Ratio:
Consolidated	$1,601,361	12.06%	$346,236	4.00%	—	N/A
First Financial Bank	$1,421,727	10.75%	$345,349	4.00%	$431,686	5.00%

In connection with the adoption of the Basel III regulatory capital framework, our subsidiary bank made the election to continue to exclude accumulated other comprehensive income from available-for-sale securities (“AOCI”) from capital in connection with its quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

Liquidity. Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable, or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and other borrowings (see below) and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2025 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At September 30, 2024, there were no amounts drawn on these lines of credit. Our subsidiary bank also has (i) an available line of credit with the FHLB totaling $2.20 billion at September 30, 2024, secured by portions of our loan portfolio and certain investment securities, and (ii) access to the Federal Reserve Bank of Dallas lending program secured by portions of certain investment securities. At September 30, 2024, there was $641.50 million used on the FHLB line advance for undisbursed commitments (letters of credit) used to secure public funds.

The Company renewed its loan agreement, effective June 30, 2023, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2025, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2025. If a balance exists at June 30, 2025, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at The Wall Street Journal Prime Rate. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 36% (low) in 2021 and 2020 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at September 30, 2024. There was no outstanding balance under the line of credit as of September 30, 2024.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $107.32 million at September 30, 2024, investment securities which totaled $2.16 million at September 30, 2024 and mature over 5 to 6 years, available dividends from our subsidiaries which totaled $375.30 million at September 30, 2024, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of September 30, 2024, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. We are monitoring closely the impact to the financial system due to the recent failures of several banks. Given the diversified core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

Off-Balance Sheet (“OBS”)/Reserve for Unfunded Commitments. We are a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our consolidated balance sheets. At September 30, 2024, the Company’s reserve for unfunded commitments totaled $8.00 million which is recorded in other liabilities.

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

Table 10 – Commitments as of September 30, 2024 (dollars in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$1,279,108
Unfunded commitments to extend credit	761,150
Standby letters of credit	49,683
Total commercial commitments	$2,089,941

We believe we have no other OBS arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements. The above table does not include balances related to the Company’s IRLC and forward mortgage-backed security trades. Total commercial commitments were $2.09 billion at September 30, 2024, compared to $1.98 billion at September 30, 2023, and $1.92 billion at December 31, 2023.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At September 30, 2024, $375.30 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $40.50 million and $97.50 million for the nine-months ended September 30, 2024 and 2023, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 35% to 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 47.89% and 49.48% of net earnings for the first nine months of 2024 and 2023, respectively. Given our current capital position, projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

Item 4. Controls and Procedures.

As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

On July 1, 2024, First Financial Bankshares, Inc. (the "Company") renewed, effective July 1, 2024, its Executive Recognition Agreement (each, an "Agreement") with each of the following executive officers of the Company (each, an "Employee"):

Name	Title
F. Scott Dueser	Chairman, President and CEO
David W. Bailey	Executive Vice President, Chief Banking Officer
Ronald D. Butler, II	Executive Vice President, Chief Administrative Officer
Michelle S. Hickox	Executive Vice President, Chief Financial Officer
T. Luke Longhofer	Executive Vice President, Chief Credit Officer
J. Kyle McVey	Executive Vice President, Chief Accounting Officer
John Ruzicka	Executive Vice President, Chief Information Officer
Randall A. Roewe	Executive Vice President, Chief Risk Officer
Kirk W. Thaxton	Chairman, President and CEO, First Financial Trust and Asset Management Company

A copy of the form of Agreement is attached hereto as Exhibit 10.5 and incorporated herein by reference, and the following summary of the Agreement is qualified entirely by reference to the text of the Agreement.

Each Employee’s prior Executive Recognition Agreement, if applicable, expired on July 1, 2024, and was replaced by the Agreement.

The term of the Agreement commences effective July 1, 2024, and continues until the earliest to occur of (a) the Employee’s death, disability or retirement, (b) the termination of the Employee’s employment with the Company prior to a “change in control” (as defined in the Agreement) of the Company, or (c) June 30, 2026, however, on the Initial Expiration Date and on each subsequent second anniversary of the Initial Expiration Date, the Expiration Date shall automatically be postponed for two additional years unless written notice of non-extension of this Agreement is provided by the Company to the Employee at least sixty calendar days before the then-scheduled Expiration Date. Pursuant to the Agreement, if a change in control of the Company occurs during the term of the Agreement, the Agreement shall continue in effect for a period of two years from the date of any such change in control of the Company; and further, if a second change in control occurs within a period of two years from the date of the first change in control, the Agreement shall continue in effect for a period of two years from the date of the second change in control of the Company. If any benefit accrues and remains unpaid at the time the Agreement would otherwise have terminated, the Agreement will remain in effect until such benefit is paid in full solely for the purpose of permitting the Employee to enforce the full payment of such benefit.

The Agreement provides that if a change in control of the Company occurs, the Employee shall be entitled to benefits (described below) upon the subsequent termination of the Employee’s employment during the term of the Agreement, unless such termination is (a) because of the Employee’s death, disability or retirement, (b) by the Company “for cause” (as defined in the Agreement), or (c) by the Employee other than for “good reason” (as defined in the Agreement).

The Agreement also provides that if, within twenty-four months following a change in control of the Company, the Company terminates the Employee for any reason other than for cause, death, disability or retirement, or the Employee terminates his employment for good reason, then the Company shall pay or provide to the Employee, no later than the 15th day of the third month following the Employee’s date of termination, without regard to any contrary provisions of any applicable employee benefit plan, the following: (a) three-hundred percent (300%) in the case of Mr. Dueser's annual base salary payable by the Company immediately preceding the Date of Termination or two-hundred percent (200%) in the case of other executive officer's annual base salary payable by the Company immediately preceding the Date of Termination; (b) the targeted amount of the Employee's bonus prorated through the date of termination; and (c) a lump sum payment of the Employee's accrued but unused paid time off.

Notwithstanding the foregoing, if an Employee is a “key employee” within the meaning of Section 416(i) of the Internal Revenue Code of 1986, as amended, and the Employee has the right to receive a distribution as a result thereof, then the distribution to such key Employee upon termination of employment shall not commence earlier than six months following the date of termination.

Under the Agreement, if any payments or benefits to the Employee would constitute a “parachute payment” and would be subject to excise tax, then a calculation shall be made comparing (a) the net benefit to the Employee, after payment of such excise tax and all other federal, state, local, or foreign income, and employment taxes, to (b) the net benefit to the Employee if payments are limited to the extent necessary to avoid being subject to the excise tax. Only if the amount calculated under (a) above is less than the amount under (b) above will the payments be reduced to the minimum extent necessary to ensure that no portion of the payment to the Employee is subject to the excise tax. As of the date of this report, based on projected parachute payment amounts, no Employee would incur an excise tax and all parachute payments per the “net benefit” calculation would be fully deductible by the Company.

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

10.5	—	Form of Executive Recognition Agreement dated July 1, 2024.*++

10.6	—

First Financial Bankshares, Inc. Supplemental Executive Retirement Plan, as amended and restated effective July 26, 2022 (incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K filed July 29, 2022.)++

10.7	—

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

FIRST FINANCIAL BANKSHARES, INC.
Date: November 4, 2024	By:	/s/ F. Scott Dueser
F. Scott Dueser
Chairman of the Board, President and Chief Executive Officer

Date: November 4, 2024	By:	/s/ Michelle S. Hickox
Michelle S. Hickox
Executive Vice President and
Chief Financial Officer and Treasurer