Form 10-K
period 2024-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2025-02-21
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $4.05 billion.

As of February 21, 2025, there were 142,977,406 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III is incorporated by reference to the proxy statement for our 2025 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024.

FIRST FINANCIAL BANKSHARES, INC.

FORM 10-K

For the Year Ended December 31, 2024

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
•
effect of a pandemic, epidemic, or highly contagious disease, on our Company, the communities where we have our branches, the state of Texas and the United States, related to the economy and overall financial stability, including disruptions to supply channels and labor availability;
•
government and regulatory responses to a pandemic, epidemic, or highly contagious disease;
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

General

First Financial Bankshares, Inc., a Texas corporation (the “Company”), is a financial holding company registered under the Bank Holding Company Act of 1956, as amended, or BHCA. As such, we are supervised by the Federal Reserve Board, as well as several other bank regulators. We were formed as a bank holding company in 1956 under the original name F & M Operating Company, but our banking operations date back to 1890, when Farmers and Merchants National Bank opened for business in Abilene, Texas. As of December 31, 2024, our wholly-owned subsidiaries, all of which are headquartered in Abilene, Texas, were:

•
First Financial Bank;
•
First Technology Services, Inc., a wholly-owned subsidiary of First Financial Bank;
•
FFB Investment Paris Fund, LLC, a wholly-owned subsidiary of First Financial Bank;
•
FFB Portfolio Management, Inc., a wholly-owned subsidiary of First Financial Bank;
•
First Financial Trust & Asset Management Company; and
•
First Financial Insurance Agency, Inc.

Through our subsidiaries, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of December 31, 2024, we had 79 financial centers across Texas, with ten locations in Abilene, five locations in Bryan/College Station, three locations in Weatherford, two locations in Cleburne, Conroe, San Angelo, Stephenville, and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Cut and Shoot, Decatur, Eastland, El Campo, Fort Worth, Franklin, Fulshear, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Kingwood, Lumberton, Magnolia, Mauriceville, Merkel, Midlothian, Mineral Wells, Montgomery, Moran, New Waverly, Newton, Odessa, Orange, Palacios, Port Arthur, Ranger, Rising Star, Roby, Southlake, Spring, Sweetwater, Tomball, Trent, Trophy Club, Vidor, Waxahachie, Willis and Willow Park. Additionally, we operate mortgage loan offices in Austin and Addison, as well as Trust offices in Abilene, Beaumont, Bryan/College Station, Fort Worth, Houston, Odessa, San Angelo, Stephenville and Sweetwater.

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

We have chosen to keep our Company focused on the State of Texas, one of the nation’s largest, fastest-growing and most economically diverse states. With approximately 31.3 million residents as of December 31, 2023, Texas has more people than any other state except California. The population of Texas grew 18.17% from 2013-2023 according to the U.S. Census Bureau. Many of the communities in which we operate are also experiencing positive growth as shown below:

Population Growth 2013-2023 by City and County*

Bridgeport and Wise County	28.0%	Fort Worth and Tarrant County	14.1%
Bryan/College Station and Brazos County	19.9%	Granbury and Hood County	28.2%
Cleburne and Johnson County	31.3%	Stephenville and Erath County	10.8%
Conroe and Montgomery County	42.7%	Weatherford, Willow Park, Aledo and Parker County	44.8%
*Source: U. S. Census Bureau

These economies include dynamic centers of higher education, agriculture, wind energy and natural resources, retail, military, technology, healthcare, tourism, retirement living, manufacturing and distribution, lumber and fishing.

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

Over the years, we have grown in three ways: by growing organically, by opening new branch locations and by acquiring other banks. Since 1997, we have completed fourteen bank acquisitions and have increased our total assets from $1.57 billion to $13.98 billion as of December 31, 2024. Looking ahead, we intend to continue to grow organically by serving the needs of our customers and putting them first in all of our decisions. We continually look for better branch locations so we can provide more convenient service to our customers. We continue to evaluate opportunities to acquire high quality banks in the future.

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

Services Offered by Our Subsidiaries

Our subsidiary bank, First Financial Bank, is a separate legal entity that operates under the day-to-day management and oversight of its board of directors and officers. Our eight banking regions, which operate under our subsidiary bank, each have separate regional advisory boards that make recommendations and provide assistance to regional management of the bank regions regarding the operations of their respective region. Each of our bank regions provides general commercial banking services, which include accepting and holding checking, savings and time deposits, making loans, offering automated teller machines (“ATMs”), drive-in and night deposit services, safe deposit facilities, remote deposit capture, internet banking, mobile banking, payroll cards, funds transfer, and performing other customary commercial banking services. In addition, we provide securities brokerage services through an arrangement with an unrelated third-party in our Abilene and San Angelo regions.

We also provide full-service trust and wealth management activities through our trust company, First Financial Trust & Asset Management Company. Our trust company has nine locations, which are all located in Texas in Abilene, Beaumont, Bryan/College Station, Fort Worth, Houston, Odessa, San Angelo, Stephenville and Sweetwater. Through our trust company, we offer personal trust services, which include wealth management, the administration of estates, oil and gas management, farm and ranch, property management, testamentary trusts, revocable and irrevocable trusts and agency accounts. We also administer all types of retirement and employee benefit accounts, which include 401(k) profit sharing plans and IRAs. The Company has been providing trust services since 1927.

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

Human Capital

We operate as a community bank offering a wide range of commercial banking and related services to consumers, small businesses, corporations, non-profits, governmental entities, and others. A cornerstone of our operating model is based on personal relationships with our customers. Therefore, our model is heavily dependent on our personnel to execute our strategy within each region supported by our lines of business and operational support areas within the Company. Our executive leadership is critical to the success of our Company as each executive participates in developing our corporate strategy, policy setting, and oversight of each of their respective operating areas. The executive officers have significant banking experience and/or tenure with the Company, including our Chairman, CEO and President who has over forty-eight years with the Company. Our regional operating philosophy is heavily dependent on our Regional CEOs/Presidents who drive the daily execution of our strategy, customer service, and local decision-making, across our eight regions. On average, our sixteen Regional or Divisional CEOs and Presidents have approximately twenty-six years of banking experience and fourteen years of service with the Company.

On December 31, 2024, the Company employed approximately 1,500 employees. Approximately 1,400 were full-time and 100 were part-time. Our management believes that our employee relations have been and will continue to be good. None of our employees are represented by collective bargaining agreements.

We seek to attract the best bankers in the markets we serve as well as key managers and associates to serve and build relationships with our customers. On a day-to-day basis, these associates execute on our “Excellence in Customer Service” culture, including our 21 Non-Negotiables of Customer Service, which were developed by management with the assistance of Horst Schulze, the founder of The Ritz Carlton Hotel Company and an independent consultant to the Company for the last six years. Initially, each new associate attends New Employee Orientation to gain an understanding of our culture, including our customer service approach, our organization, and our operating and other policies. From there, associates also receive specific training for their applicable area of service.

We then provide a number of internally developed training programs and encourage associates to attend selected external programs. We require certain areas (lending, trust, risk, operations) to obtain certifications for their current and future roles in the organization (for example, most lenders are required to obtain the Credit Risk Certification from the Risk Management Association). For potential future management, we require this group to attend a graduate school of banking, TBA Leadership course and FFIN University, which is our year long internal course which teaches how to manage a high-performing bank. The Company also provides educational assistance for employees to further their professional development. In fact, eight of our current CEO/Presidents started their careers with the Company and progressed to their current levels over time.

We embrace and promote a culture that attracts, recruits, retains, develops, and promotes employees who represent the diverse communities we serve. Our employees bring their own unique backgrounds, beliefs, cultures, and experiences to our organization. By promoting and fostering a workforce that we believe is reflective of our customers and communities, we seek to better understand the financial needs of our prospects and customers and provide them with relevant financial service products.

We celebrate our diverse and inclusive workplace as it brings new ideas, perspectives, and ways to enhance our overall customer and employee experience. Of our Regional and Divisional CEO/Presidents, four are women. To properly serve our diverse customer base and communities, 1,063, or 70%, of our employees are female and 697 or 46%, of our employees are minorities, veterans and/or self-identify as disabled.

The Company provides, in addition to competitive salaries, either at the Company’s expense or through employee deductions, benefits to its associates to help protect their health and well-being, including athletic club membership, medical, dental, vision, employee assistance, short and long-term disability, life insurance, and paid time off (vacation, holidays and sick time). Additionally, through our 401(k) retirement benefits, and profit-sharing contributions (which also contains an employee stock ownership plan, or ESOP feature), the Company facilitates its associate’s future financial well-being. These benefits when combined with incentive compensation programs, both cash and equity based, serve as rewards for performance but also as a retention vehicle for our employee base. The Company has strong relationships with its employee base leading to an average tenure of approximately seven years with the Company (including its predecessor banks). During 2024 and 2023, the Company incurred expenses totaling approximately $30.00 million and $19.19 million, respectively, for these benefits.

Understanding and supporting our communities has been a critical part of our Company’s success. We strive every day to improve the quality of life in every community that we serve. We support schools, cities, counties and churches with the latest in financial services, as well as our time and money. We provide leadership to our local nonprofits and churches by being on their boards, volunteering to raise money, as well as helping them provide services. In many cases, our employees chair their boards, raises and contribute funds and give of their time freely. In addition to our continuous involvement, we perform an annual Company-wide day of service to help improve the communities in which we live and serve. In 2024, this amounted to approximately 5,000 hours of community service across our footprint.

Overall, the attraction, development and retention of our executives, regional presidents and associates are integral to the performance of our Company, which ultimately drives value to our shareholders in the form of dividends and price appreciation of our common stock. Accordingly, our Board of Directors participates in the oversight of our employment practices and policies, through the Compensation Committee. Our board sets the overall “tone at the top” and holds executive management accountable for embodying, maintaining, and communicating our culture to employees. Currently, our board is comprised of twelve members, including one Hispanic, one African-American and three females.

Supervision and Regulation

Both federal and state laws extensively regulate bank holding companies, financial holding companies and banks. These laws (and the regulations promulgated thereunder) are primarily intended to protect depositors and the deposit insurance fund (the “DIF”) of the Federal Deposit Insurance Corporation, (the “FDIC”). The following information describes particular laws and regulatory provisions relating to financial holding companies and banks. This discussion is qualified in its entirety by reference to the particular laws and regulatory provisions. A change in any of these laws or regulations may have a material effect on our business and the business of our subsidiaries. Political developments, including the change in administration of the United States federal government, have added additional uncertainty in the implementation, scope and timing of regulatory reforms.

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

First Financial Bank is a Texas banking association and organized under Texas laws. First Financial Bank was originally organized as national banking associations under the National Bank Act, but converted to a Texas state charter in April 2024. As a Texas banking association, First Financial Bank is subject to regulation and examination by the Texas Department of Banking and the Federal Reserve Board. As a result, the Texas Department of Banking and the Federal Reserve Board now supervise, regulate and regularly examine the following subsidiaries:

•
First Financial Bank;
•
First Technology Services, Inc. (a wholly-owned subsidiary of First Financial Bank)
•
FFB Investment Paris Fund, LLC (a wholly-owned subsidiary of First Financial Bank)
•
FFB Portfolio Management, Inc. (a wholly-owned subsidiary of First Financial Bank)

The supervision and regulation of banks is primarily intended to protect the interests of depositors. Accordingly, Texas and Federal Law:

•
requires each banking association to maintain reserves against deposits;
•
restricts the nature and amount of loans that may be made and the interest that may be charged; and
•
restricts investments and other activities.

In addition, First Financial Trust & Asset Management converted from a national association limited to trust powers to a Texas trust company in April 2024. As a Texas trust company, First Financial Trust & Asset Management is subject to regulation and examination by the Texas Department of Banking.

Deposit Insurance Coverage and Assessments

Our subsidiary bank is a member of the FDIC. Through the DIF, the FDIC provides deposit insurance protection that covers all deposit accounts in FDIC-insured depository institutions up to applicable limits (currently, $250 thousand per depositor).

Our subsidiary bank must pay deposit insurance assessments (or premiums) to the FDIC under a risk-based assessment system for this federal deposit insurance protection. FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. In addition, the FDIC can impose special assessments to cover shortages in the DIF and has imposed special assessments in the past. In the fourth quarter of 2023, the FDIC imposed a $1.75 million special assessment on the Bank in response to the FDIC-insured financial institutions that failed in March 2023. In the first quarter of 2024, the FDIC updated the special assessment to a total of $2.06 million. The special assessment will be paid over ten quarters beginning in the second quarter of 2024.

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

The Federal Reserve Board, the Texas Department of Banking, and the FDIC have issued policy statements that recommend that bank holding companies and insured banks should generally only pay dividends to the extent net income is sufficient to cover both cash dividends and a rate of earnings retention consistent with capital needs, asset quality and overall financial condition. Further, the Federal Reserve Board’s policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. In addition, the Federal Reserve Board has indicated that each bank holding company should carefully review its dividend policy, and has discouraged payment ratios that are at maximum allowable levels, which is the maximum dividend amount that may be issued and allow the company to still maintain its target Tier 1 capital ratio, unless both asset quality and capital are very strong.

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

Our bank subsidiary, which was a national banking association until April 22, 2024, and a member of the Federal Reserve System, was required by federal law to obtain the prior approval of the OCC to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1) such bank’s net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus, or (3) its regulatory capital ratios fall below capital conservation buffers. As a state-member bank, our bank subsidiary is required to obtain the prior approval of the Federal Reserve Board if the total of all dividends declared by a state-member bank in any calendar year would exceed the sum of the bank's net profits for that year and its retained net profits for the preceding two calendar years.

To pay dividends, we and our subsidiary bank must maintain adequate capital above regulatory guidelines and comply with the general requirements applicable to a Texas corporation. Generally, a Texas corporation may not pay a dividend to its shareholders if (i) after giving effect to the dividend, the corporation would be insolvent, or (ii) the amount of the dividend would exceed the surplus of the corporation. In addition, if the applicable regulatory authority believes that a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the authority may require, after notice and hearing, that such bank cease and desist from the unsafe practice. The Federal Reserve, the FDIC, the Texas Department of Banking, and the OCC have each indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve, the Texas Department of Banking, the OCC and the FDIC expect that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Our subsidiaries paid aggregate dividends to us of $55.50 million in 2024 and $133.50 million in 2023. Under the dividend restrictions discussed above, as of December 31, 2024, our subsidiaries could have declared in the aggregate additional dividends of $428.66 million from retained net profits, without obtaining regulatory approvals.

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

Capital

We and our bank subsidiary are each required to comply with applicable capital adequacy standards established by the Federal Reserve Board, the Texas Department of Banking and, until April 22, 2024, the OCC, respectively. The current risk-based capital standards applicable to us and our bank subsidiary are based on the December 2010 final capital framework for strengthening international capital standards of the Basel Committee on Banking Supervision (the “Basel III Rules”).

The Basel III Rules established three components of regulatory capital: (1) common equity tier 1 capital (“CET1”), (2) additional tier 1 capital, and (3) total capital. Tier 1 capital is the sum of CET1 and additional tier 1 capital instruments meeting certain revised requirements. Total capital is the sum of tier 1 capital and tier 2 capital elements. Under the Basel III Rules, for most banking organizations, the most common form of additional tier 1 capital is non-cumulative perpetual preferred stock, and the most common form of tier 2 capital is subordinated notes and a portion of the allocation for credit losses, in each case, subject to the Basel III Rules’ specific requirements. As of December 31, 2024, we do not have any non-cumulative perpetual preferred stock or subordinated notes. CET1, tier 1 capital, and total capital serve as the numerators for three prescribed regulatory capital ratios. Risk-weighted assets, calculated using the standardized approach in the Basel III Rules for us and our subsidiary bank, provide the denominator for such ratios. There is also a leverage capital ratio that compares tier 1 capital to average total assets.

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

As of December 31, 2024, we had a total risk-based capital ratio of 20.00%, a tier 1 capital to risk-weighted asset ratio of 18.83%, a CET1 to risk-weighted assets ratio of 18.83% and a leverage ratio of 12.49%. These regulatory capital ratios were calculated under the Basel III Rules.

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

Under current regulations, our subsidiary bank was “well capitalized” as of December 31, 2024.

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

The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.0 million, subject to adjustment for inflation, for each day the activity continues.

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

Community Reinvestment Act of 1977

The Community Reinvestment Act of 1977, or CRA, subjects a bank to regulatory assessment to determine if the institution meets the credit needs of its entire community, including low-and moderate-income neighborhoods served by the bank, and to take that determination into account in its evaluation of any application made by such bank for, among other things, approval of the acquisition or establishment of a branch or other depository facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The regulatory authority prepares a written evaluation of an institution’s record of meeting the credit needs of its entire community and assigns a rating. These ratings are “Outstanding,” “Satisfactory,” “Needs Improvement” and “Substantial Noncompliance.” Institutions with ratings lower than “Satisfactory” may be restricted from engaging in the aforementioned activities. We believe our subsidiary bank meets the credit needs of the communities in which it operates. Our subsidiary bank received a “Outstanding” rating in its most recent assessment of its performance under the CRA by the Fed.

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

After an extended period at a target rate of 0-0.25%, the Federal Reserve Board began aggressively increasing interest rates in March 2022 and continuing into 2023 with increases of 25 basis points in February, March, May, and July 2023. Most recently, the Federal Reserve Board decreased interest rates 50 basis points in September and 25 basis points in November and December 2024, respectively, resulting in a target rate range of 4.25% to 4.50% at December 31, 2024. Today, there continues to be uncertainty regarding future interest rates. Increases in interest rates can have negative impacts on our business, including reducing our customers’ desire to borrow money from us or adversely affecting their ability to repay their outstanding loans by increasing their debt obligations through the periodic reset of adjustable interest rate loans. If our borrowers’ ability to pay their loans is impaired by increasing interest payment obligations, our level of non-performing assets would increase, producing an adverse effect on operating results. Asset values, especially commercial real estate as collateral, securities or other fixed rate earning assets, can decline significantly with relatively minor changes in interest rates. Conversely, decreases in interest rates can affect the amount of interest we earn on our loans and investment securities, which could have a material adverse effect on the Company’s financial condition and results of operations. Although we have implemented strategies that we believe reduce the potential effects of adverse changes in interest rates on our results of operations, these strategies may not always be successful. Any of these events could adversely affect our results of operations, financial condition and liquidity.

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

Our financial flexibility would be severely constrained if we were unable to maintain our access to funding or if adequate financing were not available at acceptable interest rates. Further, if we were required to rely more heavily on more expensive funding sources to support liquidity, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. If alternative funding sources were no longer available to us, we may need to sell a portion of our investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets. As of December 31, 2024, we had a net unrealized loss of $424.29 million on our available for-sale investment securities portfolio as a result of the rising interest rate environment. Our investment securities totaled $4.62 billion, or 33.03% of total assets, at December 31, 2024. The details of this portfolio are included in Note 2 to the consolidated financial statements.

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

As of December 31, 2024, we had $314.00 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.

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

In addition, because our systems contain information about individuals and businesses, our failure to appropriately maintain the security of the data we hold, whether as a result of our own error or the malfeasance of others could lead to unauthorized release of confidential or otherwise protected information or corruption of data. Our failure to appropriately maintain the security of the data we hold could also violate applicable privacy, data security and other laws and subject us to lawsuits, fines, and other means of regulatory enforcement.

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

Even when market conditions are generally favorable, our investment performance may be adversely affected by the investment style of our wealth management and investment advisors and the particular investments that they make. To the extent our future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of our wealth management business will likely be reduced and our ability to attract new clients will likely be impaired. As such, fluctuations in the equity and debt markets can have a direct impact upon our net earnings. In addition, as approximately 16% of trust fees came from management of oil and gas properties in 2024, a decline in the prices of oil and gas could lead to a loss of material amounts of our trust income.

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

The volatility in oil and gas prices results in uncertainty about the Texas economy. While we consider our exposure to credits related to the oil and gas industry to not be significant, at approximately 2.89%, of total loans HFI as of December 31, 2024, should the price of oil and gas decline and/or remain at low prices for an extended period, the general economic conditions in our Texas markets could be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, the Company's trust revenues may be impacted by oil and gas prices which represented approximately 16% and 15% of total trust revenues in 2024 and 2023, respectively.

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

Inflation rose in 2022 at levels not seen for over 40 years, and such inflationary pressures continued into 2023 and 2024. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. In general, the impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant and equipment. Assets and liabilities of financial institutions are primarily all monetary in nature, and therefore are principally impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy.

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

The final rule established a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The final rule increased capital ratios for all banking organizations and introduced a “capital conservation buffer” which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer, it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. The final rule assigned a higher risk weight to loans that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also required unrealized gains and losses on certain available-for-sale ("AFS") securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. We exercised this opt-out right in our March 31, 2015 quarterly financial filing. The final rule also included changes in what constitutes regulatory capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital. The final rule became effective for us on January 1, 2015. As of December 31, 2024, we met all of these new requirements, including the full capital conservation buffer.

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

We operate in a highly-regulated environment and are subject to supervision or regulation by a number of governmental regulatory agencies, including the Federal Reserve Board, Texas Department of Banking, the OCC, the FDIC and the CFPB. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. The bank regulatory agencies possess broad authority to prevent or remedy unsafe or unsound practices or violations of law.

We are subject to heightened regulatory requirements as our total assets exceed $10 billion.

Our total assets were approximately $13.98 billion as of December 31, 2024. The Dodd-Frank Act and its associated regulations impose various additional requirements on banks and bank holding companies with $10 billion or more in total assets, including a more frequent and enhanced regulatory examination regime. In addition, banks with $10 billion or more in total assets (including our bank) are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations, with the Federal Reserve Board maintaining supervision over some consumer related regulations. In light of evolving priorities among government and agency leaders, there is some uncertainty as to how the CFPB examination and regulatory authorities might impact our business in the near and medium terms.

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

We have historically paid a low premium rate due to our sound financial position. Should the number of bank failures increase or the FDIC insurance fund become depleted in others ways, FDIC premiums could increase or additional special assessments could be imposed. These increased premiums would have an adverse effect on our net income and results of operations. In the fourth quarter of 2023, the FDIC imposed a $1.75 million special assessment on the Bank in response to the FDIC-insured financial institutions that failed in March 2023. In the first quarter of 2024, the FDIC updated the special assessment to a total of $2.06 million. The special assessment will be paid over ten quarters beginning in the second quarter of 2024.

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

Our ownership base has shifted over the past several years resulting in institutional investors and indexed funds holding approximately 59% of our shares as compared to shareholders located in our footprint and other retail individual investors. These institutional shareholders could decide to sell their holdings in our common stock and as such could result in lower market prices of our stock.

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

ITEM 2. PROPERTIES

Our principal office is located in the First Financial Bank Building at 400 Pine Street in downtown Abilene, Texas. We lease two spaces in buildings owned by First Financial Bank totaling approximately 10,155 square feet. As of December 31, 2024, our subsidiaries collectively own 79 banking, trust and mortgage facilities, some of which are detached drive-ins, and also lease 11 banking facilities and 11 ATM locations. Our management considers all our existing locations to be well-suited for conducting the business of banking. We are in the process of constructing a new branch location in our existing market in Franklin, Texas.

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

Record Holders

As of February 1, 2025, we had 827 registered shareholders of record with our stock transfer agent.

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

Equity Compensation Plans

See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 23, 2024, the Company’s Board of Directors extended the authorization to repurchase up to 5,000,000 common shares through July 31, 2025. The prior authorization had been in place since July 27, 2021. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades, or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Under the previous authorization effective through July 31, 2024, 244,559 shares were repurchased and retired (during the months of June and July 2022) at an average price of $38.61 per share. Additionally, 101,337 shares (all during September 2023) were repurchased and retired at an average price of $26.99 per share.

Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended December 31, 2024.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2024 through October 31, 2024	-	$-	-	4,898,663
November 1, 2024 through November 30, 2024	-	$-	-	4,898,663
December 1, 2024 through December 31, 2024	-	$-	-	4,898,663
Total	-	$-	-	4,898,663

PERFORMANCE GRAPH

The following performance graph compares cumulative total shareholder returns for our common stock, the Russell 3000 Index, and the S&P U.S. BMI Banks Index, which is a banking index prepared by S&P Global Market Intelligence and is comprised of all U.S. domiciled banks, for a five-year period (December 31, 2019 to December 31, 2024). The performance graph assumes $100 invested in our common stock at its closing price on December 31, 2019, and in each of the Russell 3000 Index and the S&P U.S. BMI Banks Index on the same date. The performance graph also assumes the reinvestment of all dividends. The dates on the performance graph represent the last trading day of each year indicated. The amounts noted on the performance graph have been adjusted to give effect to all stock splits and stock dividends.

First Financial Bankshares, Inc

Total Return Performance
200
150
100
50
Index Value
First Financial Bankshares, Inc.
Russell 3000 Index
S&P U.S. BMI Banks Index
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
First Financial Bankshares, Inc.	100.00	104.88	149.17	102.61	92.56	112.53
Russell 3000 Index	100.00	120.89	151.91	122.73	154.59	191.39
S&P U.S. BMI Banks Index	100.00	87.24	118.61	98.38	107.32	143.68

Source: S&P Global Market Intelligence

© 2025

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis of the major elements of our consolidated balance sheets as of December 31, 2024 and 2023, and consolidated statements of earnings for the years 2022 through 2024 should be read in conjunction with our consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this Form 10-K.

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

Stock Repurchase

On July 23, 2024, the Company’s Board of Directors extended the authorization to repurchase up to 5,000,000 common shares through July 31, 2025. The prior authorization had been in place since July 27, 2021. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades, or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Under the previous authorization effective through July 31, 2024, 244,559 shares were repurchased and retired (during the months of June and July 2022) at an average price of $38.61 per share. Additionally, 101,337 shares (all during September 2023) were repurchased and retired at an average price of $26.99 per share.

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

ASU 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." ASU 2023-02 is intended to improve the accounting and disclosures for investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. The adoption of ASU 2023-02 is not expected to have a significant impact on the financial statements and was not early adopted.

ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." ASU 2023-07 expands segment disclosure requirements for public entities to require disclosure of significant expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. ASU 2023-07 became effective for our annual financial statements in 2024 and will be effective for interim periods within fiscal years in 2025. The adoption of ASU 2023-07 did not have a significant impact on our financial statements.

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

Selected Financial Data

The selected financial data presented below as of and for the years ended December 31, 2024, 2023, 2022, 2021, and 2020, have been derived from our audited consolidated financial statements. The data set forth below may not be fully comparable from period to period (see Notes 1 and 3 to the Notes to Consolidated Financial Statements for further information). The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.

	Year Ended December 31,
	2024	2023	2022	2021	2020
	(dollars in thousands, except per share data)
Summary Income Statement Information:
Interest income	$628,918	$528,070	$432,854	$376,405	$364,128
Interest expense	202,177	144,261	31,440	6,042	14,243
Net interest income	426,741	383,809	401,414	370,363	349,885
Provision for credit losses	13,821	10,631	17,427	(1,139)	19,517
Noninterest income	123,989	108,003	131,665	142,176	139,935
Noninterest expense	265,063	237,882	234,778	241,708	227,938
Earnings before income taxes	271,846	243,299	280,874	271,970	242,365
Income tax expense	48,335	44,322	46,399	44,408	40,331
Net earnings	$223,511	$198,977	$234,475	$227,562	$202,034
Per Share Data:
Earnings per share, basic	$1.56	$1.39	$1.64	$1.60	$1.42
Earnings per share, diluted	1.56	1.39	1.64	1.59	1.42
Cash dividends declared	0.72	0.71	0.66	0.58	0.51
Book value at period-end	11.24	10.50	8.87	12.34	11.80
Earnings performance ratios:
Return on average assets	1.68%	1.55%	1.76%	1.89%	1.98%
Return on average equity	14.51	14.99	16.72	13.31	12.93
Dividend payout ratio	46.06	50.96	40.18	36.30	35.88
Summary Balance Sheet Data (Period-end):
Securities	$4,617,759	$4,732,762	$5,474,359	$6,573,179	$4,393,029
Loans, held-for-investment	7,913,098	7,148,791	6,441,868	5,388,972	5,171,033
Total assets	13,979,418	13,105,594	12,974,066	13,102,461	10,904,500
Deposits	12,099,174	11,138,300	11,005,507	10,566,488	8,675,817
Total liabilities	12,372,858	11,606,694	11,708,329	11,343,237	9,226,310
Total shareholders’ equity	1,606,560	1,498,900	1,265,737	1,759,224	1,678,190
Asset quality ratios:
Allowance for credit losses/period-end loans held-for-investment	1.24%	1.24%	1.18%	1.18%	1.29%
Nonperforming assets/period-end loans held- for-investment plus foreclosed assets	0.80	0.49	0.38	0.63	0.83
Net charge offs (recoveries)/average loans	0.05	0.03	(0.01)	0.02	0.06
Capital ratios:
Average shareholders’ equity/average assets	11.56%	10.32%	10.55%	14.20%	15.32%
Leverage ratio (1)	12.49	12.06	10.96	11.13	11.86
Tier 1 risk-based capital (2)	18.83	18.50	18.22	19.35	20.79
Common equity tier 1 capital (3)	18.83	18.50	18.22	19.35	20.79
Total risk-based capital (4)	20.00	19.62	19.29	20.34	22.03

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

Results of Operations

Performance Summary. Net earnings for 2024 were $223.51 million compared to net earnings of $198.98 million for 2023, reflecting an increase of $24.53 million, or 12.33%. The increase in earnings for 2024 over 2023 was primarily attributable to the overall growth in net interest income from the growth in earning assets. Additionally, trust fee income increased $6.99 million when compared to 2023 and there were no losses on sales of AFS securities in 2024 when compared to $7.12 million losses in 2023. The proceeds from sales of securities during 2023 were used to fund higher-yielding organic loan growth during 2024.

Net earnings for 2023 were $198.98 million compared to $234.48 million for 2022. Included in earnings for the year ended December 31, 2023, when compared to the year ended December 31, 2022, were (i) a decrease of $17.61 million in net interest income, (ii) a decrease in debit card revenues of $8.56 million, (iii) a decrease in mortgage revenues of $7.15 million, (iv) a $9.26 million decline in gains on sales of securities, and (v) an increase of $4.04 million in FDIC insurance premiums, which includes a $1.75 million special assessment. Offsetting these reductions to earnings were (i) a decline of $6.80 million in the provision for credit losses and (ii) a decline of $5.30 million in incentive and profit sharing expenses.

On a diluted net earnings per share basis, net earnings were $1.56 for 2024, as compared to $1.39 for 2023 and $1.64 for 2022. The return on average assets was 1.68% for 2024, as compared to 1.55% for 2023 and 1.76% for 2022. The return on average equity was 14.51% for 2024, as compared to 14.99% for 2023 and to 16.72% for 2022.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $437.19 million in 2024, as compared to $395.36 million in 2023, and $416.84 million in 2022. Average earning assets were $12.48 billion in 2024, as compared to $12.00 billion in 2023 and $12.46 billion in 2022. The increase in tax-equivalent net interest income in 2024 compared to 2023 was largely attributable to the change in the mix of interest earning assets primarily derived from an increase in average loans offset by a decrease in taxable and tax-exempt securities. Additionally, the rates received on loans continued to increase along with the rates paid on deposits. The increase of $483.34 million in average earning assets in 2024 when compared to 2023 was primarily a result of an increase in loans of $732.00 million, offset by a decrease in taxable securities of $211.16 million, and a decrease in tax-exempt securities of $176.36 million. The decrease in tax-equivalent net interest income in 2023 compared to 2022 was largely attributable to the increases in the rates paid on deposits and borrowings and a change in the mix of interest earning assets. The decrease of $461.72 million in average earning assets in 2023 when compared to 2022 was primarily a result of a decrease in taxable securities of $531.39 million and tax-exempt securities of $689.37 million offset by an increase in loans of $860.76 million when compared to 2022. Average interest-bearing liabilities were $8.39 billion in 2024, as compared to $7.84 billion in 2023 and $7.76 billion in 2022. The yield on earning assets increased 62 basis points in 2024 when compared to 2023 while the rate paid on interest-bearing liabilities increased 57 basis points. The yield on earning assets increased 90 basis points in 2023 when compared to 2022 while the rate paid on interest-bearing liabilities increased 143 basis points.

The table below allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Changes in Interest Income and Interest Expense (in thousands):

	2024 Compared to 2023			2023 Compared to 2022
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Short-term investments	$7,068	$359	$7,427	$(1,698)	$4,014	$2,316
Taxable investment securities	(4,821)	6,522	1,701	(10,401)	11,402	1,001
Tax-exempt investment securities (1)	(5,059)	(1,632)	(6,691)	(20,544)	(1,784)	(22,328)
Loans (1) (2)	44,007	53,299	97,306	43,232	67,123	110,355
Interest income	41,195	58,548	99,743	10,589	80,755	91,344
Interest-bearing deposits	16,996	52,975	69,971	877	97,707	98,584
Repurchase agreements	(11,223)	552	(10,671)	(324)	14,401	14,077
Borrowings	(1,066)	(317)	(1,383)	(1,142)	1,301	159
Interest expense	4,707	53,210	57,917	(589)	113,409	112,820
Net interest income	$36,488	$5,338	$41,826	$11,178	$(32,654)	$(21,476)

(1)
Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(2)
Nonaccrual loans are included in loans.

The net interest margin for 2024 was 3.50% which was a increase of 21 basis points from 2023. The net interest margin in 2023 was 3.29%, a decrease of five basis points from 2022. The net interest margin has expanded during the past year primarily due to (i) a shift in asset mix from investment securities to higher yielding loans, and (ii) increased loan yields due to new and renewing loans and variable rate loans repricing higher. The Federal Reserve began aggressively increasing interest rates in March 2022 and continuing into 2023 with increases of 25 basis points in February, March, May, and July 2023. Most recently, the Federal Reserve decreased interest rates 50 basis points in September 2024, and 25 basis points in November and December 2024, respectively, resulting in a target range of 4.25% to 4.50% at December 31, 2024.

There are $1.09 billion of municipal and related deposits which are indexed to short-term treasury rates which have continued to increase with the changes in the applicable rate index. Average municipal and related deposits totaled $1.46 billion for both years ended December 31, 2024 and 2023, respectively, with an average rate paid of 3.94% and 3.13%, for the respective years then ended.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in the table below for the years 2022 through 2024.

Average Balances and Average Yields and Rates (in thousands, except percentages):

	2024			2023			2022
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$256,857	$13,439	5.23%	$118,008	$6,012	5.09%	$219,721	$3,696	1.68%
Taxable investment securities (2)	3,289,683	81,626	2.48	3,500,839	79,925	2.28	4,032,228	78,924	1.96
Tax-exempt investment securities (2)(3)	1,420,846	39,124	2.75	1,597,204	45,815	2.87	2,286,578	68,143	2.98
Loans (3)(4)	7,516,352	505,176	6.72	6,784,352	407,870	6.01	5,923,594	297,515	5.02
Total earning assets	12,483,738	$639,365	5.12%	12,000,403	$539,622	4.50%	12,462,121	$448,278	3.60%
Cash and due from banks	229,654			231,046			231,718
Bank premises and equipment, net	151,619			152,477			150,561
Other assets	238,296			245,550			195,664
Goodwill and other intangible assets, net	314,314			315,067			316,115
Allowance for credit losses	(93,209)			(83,281)			(69,508)
Total assets	$13,324,412			$12,861,262			$13,286,671
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$8,166,855	$194,801	2.39%	$7,188,171	$124,830	1.74%	$6,955,783	$26,246	0.38%
Repurchase Agreements	173,068	5,468	3.16	568,205	16,139	2.84	674,226	2,062	0.31
Borrowings	54,943	1,909	3.47	81,262	3,292	4.05	127,865	3,133	2.45
Total interest-bearing liabilities	8,394,866	$202,178	2.41%	7,837,638	$144,261	1.84%	7,757,874	$31,441	0.41%
Noninterest-bearing deposits	3,316,040			3,632,559			4,063,740
Other liabilities	73,559			63,238			62,953
Total liabilities	11,784,465			11,533,435			11,884,567
Shareholders’ equity	1,539,947			1,327,827			1,402,104
Total liabilities and shareholders’ equity	$13,324,412			$12,861,262			$13,286,671
Net interest income		$437,187			$395,361			$416,837
Rate Analysis:
Interest income/earning assets			5.12%			4.50%			3.60%
Interest expense/earning assets			(1.62)			(1.21)			(0.26)
Net interest margin			3.50%			3.29%			3.34%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest- bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on AFS securities.
(3)
Includes tax-equivalent yield adjustment of approximately $10.45 million, $11.55 million and $15.42 million for the years ended December 31, 2024, 2023 and 2022, respectively, using an effective tax rate of 21%.
(4)
Includes nonaccrual loans.

Noninterest Income. Noninter}
est income for 2024 was $123.99 million compared to $108.00 million in 2023. Changes in certain categories of noninterest income included (i) no losses on sales of AFS securities in 2024 when compared to $7.12 million losses in 2023, (ii) an increase in Trust fee income of $6.99 million and (iii) an increase in gain on sale and fees of mortgage loans of $1.29 million when compared to 2023. AFS securities totaling $411.13 million were sold during 2023 resulting in a loss on sales of securities of $7.12 million. There were no securities sales in 2024. Trust revenue has increased primarily due to growth in assets under management to $10.83 billion at December 31, 2024 compared to $9.78 billion at December 31, 2023, as well as increases in oil and gas related fees. Mortgage income increased to $13.18 million in 2024 compared to $11.89 million in 2023 due to increased loan volume.

Noninterest income for 2023 was $108.00 million compared to $131.67 million in 2022. Changes in certain categories of noninterest income included (i) a decline in gains on sales of AFS securities of $9.26 million, (ii) a decrease in debit card fees of $8.56 million, and (iii) a decrease in gain on sale and fees of mortgage loans of $7.15 million when compared to 2022. AFS securities totaling $411.13 million with an average book yield of 2.91% were sold during 2023. The proceeds from the sales of these securities are being used to fund organic loan growth that has been yielding approximately 8%. The decrease in debit card fees was due to the impact of becoming subject to regulations imposed by the Federal Reserve Board that limits debit card interchange revenue which became effective for the Company July 1, 2022, and is consistent with our previously disclosed expectations. Mortgage income declined due to lower overall origination volumes and declining margins on loan sales as a result of the increases in mortgage interest rates during 2023.

Noninterest Income (in thousands):

	2024	Increase (Decrease)	2023	Increase (Decrease)	2022
Trust fees	$47,449	$6,993	$40,456	$461	$39,995
Service charges on deposit accounts	24,988	(390)	25,378	838	24,540
Debit card fees	21,070	(651)	21,721	(8,559)	30,280
Credit card fees	2,537	(108)	2,645	60	2,585
Gain on sale and fees of mortgage loans	13,183	1,293	11,890	(7,145)	19,035
Net gain on sale of available-for-sale securities	—	7,119	(7,119)	(9,263)	2,144
Net gain on sale of foreclosed assets	(51)	(97)	46	(1,405)	1,451
Net gain on sale of assets	484	(1,041)	1,525	1,005	520
Interest on loan recoveries	3,010	955	2,055	(785)	2,840
Other:
Check printing fees	126	16	110	(21)	131
Safe deposit rental fees	772	(31)	803	(32)	835
Credit life and debt protection fees	1,034	429	605	(414)	1,019
Brokerage commissions	1,687	176	1,511	73	1,438
Wire transfer fees	1,804	158	1,646	(8)	1,654
Miscellaneous income	5,896	1,165	4,731	1,533	3,198
Total other	11,319	1,913	9,406	1,131	8,275
Total Noninterest Income	$123,989	$15,986	$108,003	$(23,662)	$131,665

Noninterest Expense. Total noninterest expense for 2024 amounted to $265.06 million, an increase of $27.18 million, or 11.43%, as compared to 2023. Total noninterest expense for 2023 was $237.88 million, an increase of $3.10 million, or 1.32%, as compared to 2022. An important measure in determining whether a financial institution effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for 2024 was 47.23%, as compared to 47.26% for 2023 and 42.80% for 2022.

Salaries and employee benefits for 2024 totaled $153.30 million, an increase of $21.38 million, or 16.21%, as compared to 2023. The net increase reflected an increase of $12.90 million in profit sharing and officer bonus and incentive accruals related to growth in earnings over the prior year. Additionally, officer and employee salaries increased for additions to the middle market lending team and the audit and risk departments due to growth, as well as merit-based pay increases since the prior year.

All other categories of noninterest expense for 2024 totaled $111.77 million, an increase of $5.80 million, or 5.47%, as compared to 2023. Included in noninterest expense during 2024, excluding salary and employee benefit related costs, were increases in software amortization and expense, occupancy expense, and legal and professional fees offset by a decrease in FDIC insurance premiums of $1.25 million due to the special assessment in the prior year.

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

Noninterest Expense (in thousands):

	2024	Increase (Decrease)	2023	Increase (Decrease)	2022
Salaries, commissions and incentives (excluding mortgage)	$106,608	$9,453	$97,155	$3,264	$93,891
Mortgage salaries and incentives	8,959	664	8,295	(2,395)	10,690
Medical	12,404	1,929	10,475	(710)	11,185
Profit sharing	9,466	8,093	1,373	(2,860)	4,233
401(k) match expense	3,924	174	3,750	75	3,675
Payroll taxes	7,730	452	7,278	146	7,132
Stock based compensation	4,205	616	3,589	262	3,327
Total salaries and employee benefits	153,296	21,381	131,915	(2,218)	134,133
Net occupancy expense	14,579	813	13,766	459	13,307
Equipment expense	9,065	520	8,545	(507)	9,052
FDIC assessment fees	6,498	(1,251)	7,749	4,038	3,711
Debit card expense	12,768	(165)	12,933	702	12,231
Professional and service fees	10,690	880	9,810	1,040	8,770
Printing, stationery and supplies	1,364	(1,090)	2,454	340	2,114
Operational and other losses	3,741	(101)	3,842	613	3,229
Software amortization and expense	13,523	3,235	10,288	325	9,963
Amortization of intangible assets	618	(294)	912	(333)	1,245
Other:
Data processing fees	2,564	513	2,051	284	1,767
Postage	1,547	98	1,449	115	1,334
Advertising	2,874	95	2,779	(48)	2,827
Correspondent bank service charges	925	95	830	(191)	1,021
Telephone	2,980	(360)	3,340	273	3,067
Public relations and business development	3,154	(98)	3,252	(303)	3,555
Directors’ fees	2,901	355	2,546	10	2,536
Audit and accounting fees	1,793	(448)	2,241	441	1,800
Legal fees and other related costs	3,165	1,630	1,535	(335)	1,870
Regulatory exam fees	1,139	(133)	1,272	(314)	1,586
Travel	1,856	(2)	1,858	218	1,640
Courier expense	1,272	54	1,218	22	1,196
Other real estate owned	82	(8)	90	87	3
Other miscellaneous expense	12,669	1,462	11,207	(1,614)	12,821
Total other	38,921	3,253	35,668	(1,355)	37,023
Total Noninterest Expense	$265,063	$27,181	$237,882	$3,104	$234,778

Income Taxes. Income tax expense was $48.34 million for 2024, as compared to $44.32 million for 2023 and $46.40 million for 2022. Our effective tax rates on pretax income were 17.78%, 18.22% and 16.52%, respectively, for the years 2024, 2023 and 2022. The effective tax rates differ from the statutory federal tax rate of 21.0% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan, excess tax benefits for distribution under our deferred compensation plan and vesting of equity awards, and New Market Tax Credit ("NMTC") benefits.

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. As of December 31, 2024, total loans HFI were $7.91 billion, an increase of $764.31 million as compared to December 31, 2023.

As compared to year-end 2023 balances, total commercial loans increased $166.58 million, agricultural loans increased $10.65 million, total real estate loans increased $471.75 million, and total consumer loans increased $115.33 million. Loans averaged $7.52 billion during 2024, an increase of $732.00 million over 2023 average balances.

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

The table below outlines the composition of the Company’s HFI loans by portfolio segment.

Composition of Loans Held-For-Investment (in thousands):

	December 31,
	2024	2023	2022	2021	2020
Commercial:
C&I	$1,176,993	$1,164,811	$917,317	$837,075	$1,131,382
Municipal	369,246	214,850	221,090	177,905	181,325
Total Commercial	1,546,239	1,379,661	1,138,407	1,014,980	1,312,707
Agricultural	95,543	84,890	76,947	98,089	94,864
Real Estate:
Construction & Development	1,054,603	963,158	959,426	749,793	553,959
Farm	339,665	344,954	306,322	217,220	152,237
Non-Owner Occupied CRE	805,566	827,969	732,089	623,434	617,686
Owner Occupied CRE	1,083,100	1,037,281	954,400	821,653	746,974
Residential	2,196,767	1,834,593	1,575,758	1,334,419	1,248,409
Total Real Estate	5,479,701	5,007,955	4,527,995	3,746,519	3,319,265
Consumer:
Auto	638,560	521,859	550,635	405,416	353,595
Non-Auto	153,055	154,426	147,884	123,968	90,602
Total Consumer	791,615	676,285	698,519	529,384	444,197
Total	$7,913,098	$7,148,791	$6,441,868	$5,388,972	$5,171,033

Loans HFS, consisting of secondary market mortgage loans, totaled $8.24 million and $14.25 million at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, $442 thousand and $3.18 million are valued at the lower of cost or fair value, and the remaining amount is valued under the fair value option.

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

Commercial real estate loans (owner and non-owner occupied CRE) represent 23.87% of the Company's total loan portfolio as of December 31, 2024. Non-owner occupied CRE represents $805.57 million, or 10.18%, of the Company's total loan portfolio as of December 31, 2024. The properties securing this portfolio are diverse as to geographic location in Texas as well as industry type. Collateral for CRE loans is located throughout the Company's markets in central west Texas, the Dallas-Forth Worth metroplex and southeast Texas with less than 1% of properties located outside of the state. The largest concentrations in the CRE portfolio as to type are industrial/warehouse at approximately 13.91% and multifamily at approximately 7.64% as of December 31, 2024. All additional property type categories are 7% or less of the CRE portfolio. Credit underwriting standards are periodically reviewed and adjusted based upon observations from our ongoing monitoring of economic conditions in our lending areas. In response to the current interest rate environment and increases in benchmark rates, the Company has enhanced stress testing and loan review activities to mitigate interest rate reset risk with a specific emphasis on borrowers' abilities to absorb the impact of higher interest rates on loans.

Maturity Distribution and Interest Sensitivity of Loans at December 31, 2024 (in thousands):

The following tables summarize maturity information of our loan portfolio as of December 31, 2024. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

Total Loans Held-for-Investment	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$434,520	$603,345	$113,867	$25,261	$1,176,993
Municipal	140,948	43,820	118,877	65,601	369,246
Total Commercial	575,468	647,165	232,744	90,862	1,546,239
Agricultural	77,591	15,761	2,191	—	95,543
Real Estate:
Construction & Development	460,787	251,828	232,306	109,682	1,054,603
Farm	26,088	35,014	149,040	129,523	339,665
Non-Owner Occupied CRE	121,517	205,532	373,836	104,681	805,566
Owner Occupied CRE	52,308	285,705	539,805	205,282	1,083,100
Residential	203,134	125,164	810,393	1,058,076	2,196,767
Total Real Estate	863,834	903,243	2,105,380	1,607,244	5,479,701
Consumer:
Auto	7,305	606,835	24,318	102	638,560
Non-Auto	38,230	84,452	27,242	3,131	153,055
Total Consumer	45,535	691,287	51,560	3,233	791,615
Total	$1,562,428	$2,257,456	$2,391,875	$1,701,339	$7,913,098
% of Total Loans	19.74%	28.53%	30.23%	21.50%	100.00%

Loans with fixed interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$89,218	$335,010	$12,316	$—	$436,544
Municipal	4,361	43,343	89,770	12,839	150,313
Total Commercial	93,579	378,353	102,086	12,839	586,857
Agricultural	3,839	10,798	113	—	14,750
Real Estate:
Construction & Development	184,457	136,971	35,331	6,497	363,256
Farm	10,045	26,629	78,819	23,280	138,773
Non-Owner Occupied CRE	79,134	127,189	56,230	3,991	266,544
Owner Occupied CRE	29,293	167,505	33,052	3,697	233,547
Residential	126,565	94,976	495,197	140,013	856,751
Total Real Estate	429,494	553,270	698,629	177,478	1,858,871
Consumer:
Auto	7,305	606,835	24,318	102	638,560
Non-Auto	35,931	83,628	27,001	411	146,971
Total Consumer	43,236	690,463	51,319	513	785,531
Total	$570,148	$1,632,884	$852,147	$190,830	$3,246,009
% of Total Loans	7.21%	20.64%	10.77%	2.41%	41.02%

Loans with variable interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$345,302	$268,335	$101,551	$25,261	$740,449
Municipal	136,587	477	29,107	52,762	218,933
Total Commercial	481,889	268,812	130,658	78,023	959,382
Agricultural	73,752	4,963	2,078	—	80,793
Real Estate:
Construction & Development	276,330	114,857	196,975	103,185	691,347
Farm	16,043	8,385	70,221	106,243	200,892
Non-Owner Occupied CRE	42,383	78,343	317,606	100,690	539,022
Owner Occupied CRE	23,015	118,200	506,753	201,585	849,553
Residential	76,569	30,188	315,196	918,063	1,340,016
Total Real Estate	434,340	349,973	1,406,751	1,429,766	3,620,830
Consumer:
Auto	—	—	—	—	—
Non-Auto	2,299	824	241	2,720	6,084
Total Consumer	2,299	824	241	2,720	6,084
Total	$992,280	$624,572	$1,539,728	$1,510,509	$4,667,089
% of Total Loans	12.53%	7.89%	19.46%	19.09%	58.98%

Of the $4.67 billion of the variable interest rate loans shown above, loans totaling $2.07 billion mature or reprice over the next twelve months. Of this amount, approximately $1.90 billion will reprice immediately upon changes in the underlying index rate (primarily U.S. prime rate) with the remaining $173.43 million being subject to floors above or ceilings below the current index.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $63.10 million at December 31, 2024, as compared to $35.10 million at December 31, 2023 and $24.33 million at December 31, 2022. As a percent of loans HFI and foreclosed assets, these assets were 0.80% at December 31, 2024, as compared to 0.49% at December 31, 2023 and 0.38% at December 31, 2022. As a percent of total assets, these assets were 0.45% at December 31, 2024, as compared to 0.27% at December 31, 2023 and 0.19% at December 31, 2022. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at December 31, 2024.

Nonaccrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	At December 31,
	2024	2023	2022	2021	2020
Nonaccrual loans	$61,938	$33,609	$24,325	$31,673	$42,643
Loans still accruing and past due 90 days or more	287	1,004	—	8	113
Nonperforming loans (1)	62,225	34,613	24,325	31,681	42,756
Foreclosed assets	871	483	—	2,477	142
Total nonperforming assets	$63,096	$35,096	$24,325	$34,158	$42,898
As a % of loans held-for-investment and foreclosed assets	0.80%	0.49%	0.38%	0.63%	0.83%
As a % of total assets	0.45	0.27	0.19	0.26	0.39

(1) With the adoption of ASU 2022-02, effective January 1, 2023, TDR accounting has been eliminated.

We record interest payments received on nonaccrual loans as reductions of principal. Prior to the loans being placed on nonaccrual, we recognized interest income on these loans as of December 31, 2024 of approximately $1.11 million during the year ended December 31, 2024. If interest on these loans had been recognized on a full accrual basis during the year ended December 31, 2024, such income would have approximated $5.35 million.

Included in our loan portfolio are certain other loans not included in the table above that are deemed to be potential problem loans. Potential problem loans are those loans that are currently performing, but for which known information about trends, uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $11.25 million as of December 31, 2024.

See Note 3 to the Consolidated Financial Statements for more information on these assets.

Allowance for Credit Losses. The allowance for credit losses is the amount we determine as of a specific date to be appropriate to absorb current expected credit losses on existing loans. For a discussion of our methodology, see our accounting policies in Note 1 to the Consolidated Financial Statements. The provision for credit losses was $13.82 million in 2024, $10.63 million in 2023, and $17.43 million in 2022. The Company's provision for credit losses during 2024 was driven by strong organic loan growth and an increase in classified loans. The increase in the Company's provision for credit losses during 2023 was driven by strong organic loan growth offset by a decrease in construction and development unfunded commitments.

As a percent of average loans, net loan charge-offs were 0.05% during 2024 and 0.03% during 2023, and net loan recoveries of 0.01% during 2022. The allowance for credit losses as a percent of loans HFI was 1.24% as of December 31, 2024, as compared to 1.24% as of December 31, 2023, and 1.18% as of December 31, 2022. Included in the following tables are further analysis of our allowance for credit losses.

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

Loan Loss Experience and Allowance for Credit Losses (in thousands, except percentages):

	2024	2023	2022	2021	2020
Balance at January 1,	$88,734	$75,834	$63,465	$66,534	$52,499
Impact of adopting ASC 326	—	—	—	—	(619)
Initial allowance on acquired TB&T PCD loans	—	—	—	—	1,678
Charge-offs:
Commercial:
C&I	(1,392)	(1,816)	(589)	(1,600)	(2,516)
Municipal	—	—	—	—	—
Total Commercial	(1,392)	(1,816)	(589)	(1,600)	(2,516)
Agricultural	(67)	(9)	(9)	(2,683)	(372)
Real estate:
Construction & Development	(205)	—	(100)	—	—
Farm	—	—	—	—	—
Non-Owner Occupied CRE	(763)	—	—	(6)	(563)
Owner Occupied CRE	—	(10)	(537)	(231)	(567)
Residential real estate	(13)	(258)	(186)	(93)	(373)
Total real estate	(981)	(268)	(823)	(330)	(1,503)
Consumer:
Auto	(1,680)	(1,006)	(596)	(610)	(548)
Non-Auto	(895)	(600)	(435)	(285)	(375)
Total Consumer	(2,575)	(1,606)	(1,031)	(895)	(923)
Total charge-offs	(5,015)	(3,699)	(2,452)	(5,508)	(5,314)
Recoveries:
Commercial:
C&I	576	267	953	2,150	1,315
Municipal	—	—	—	—	—
Total Commercial	576	267	953	2,150	1,315
Agricultural	111	286	155	36	31
Real estate:
Construction & Development	4	106	—	1	—
Farm	—	—	—	110	157
Non-Owner Occupied CRE	37	71	852	702	131
Owner Occupied CRE	122	227	699	821	17
Residential real estate	98	24	114	96	151
Total Real Estate	261	428	1,665	1,730	456
Consumer:
Auto	448	398	293	401	269
Non-Auto	161	170	215	211	171
Total Consumer	609	568	508	612	440
Total recoveries	1,557	1,549	3,281	4,528	2,242
Net recoveries (charge-offs)	(3,458)	(2,150)	829	(980)	(3,072)
Provision for credit losses (excluding provision for unfunded commitment)	13,049	15,050	11,540	(2,089)	16,048
Balance at December 31,	$98,325	$88,734	$75,834	$63,465	$66,534

	2024	2023	2022	2021	2020
Loans, held-for-investment at year-end	$7,913,098	$7,148,791	$6,441,868	$5,388,972	$5,171,033
Average loans	7,516,352	6,784,352	5,923,594	5,341,332	5,152,531
Net (recoveries) charge-offs/average loans	0.05%	0.03%	(0.01)%	0.02%	0.06%
Allowance for credit losses/year-end loans held-for-investment	1.24%	1.24%	1.18%	1.18%	1.29%
Allowance for credit losses/nonaccrual, past due 90 days still accruing and restructured loans	158.02	256.36	311.75	200.33	155.61

Allocation of Allowance for Credit Losses (in thousands):

	At December 31,
	2024	2023	2022	2021	2020
	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount
Commercial:
C&I	$15,436	$15,698	$16,129	$12,280	$13,609
Municipal	200	195	1,026	348	1,552
Total Commercial	15,636	15,893	17,155	12,628	15,161
Agricultural	1,653	1,281	1,041	1,597	1,255
Real estate:
Construction & Development	19,861	28,553	26,443	17,627	13,512
Farm	2,871	2,914	1,957	663	1,876
Non-Owner Occupied CRE	14,664	13,425	9,075	10,722	8,391
Owner Occupied CRE	21,413	13,813	9,928	10,828	12,347
Residential real estate	20,488	11,654	9,075	8,133	12,601
Total Real Estate	79,297	70,359	56,478	47,973	48,727
Consumer:
Auto	1,186	810	845	896	1,020
Non-Auto	553	391	315	371	371
Total Consumer	1,739	1,201	1,160	1,267	1,391
Total	$98,325	$88,734	$75,834	$63,465	$66,534

Percent of Loans in Each Category of Total Loans:

	At December 31,
	2024	2023	2022	2021	2020
Commercial:
C&I	14.87%	16.29%	14.24%	15.53%	21.88%
Municipal	4.67	3.01	3.43	3.30	3.51
Total Commercial	19.54	19.30	17.67	18.83	25.39
Agricultural	1.21	1.19	1.19	1.83	1.83
Real estate:
Construction & Development	13.33	13.47	14.89	13.91	10.71
Farm	4.29	4.83	4.76	4.03	2.94
Non-Owner Occupied CRE	10.18	11.58	11.36	11.57	11.95
Owner Occupied CRE	13.69	14.51	14.82	15.25	14.45
Residential real estate	27.76	25.66	24.46	24.76	24.14
Total Real Estate	69.25	70.05	70.29	69.52	64.19
Consumer:
Auto	8.07	7.30	8.55	7.52	6.84
Non-Auto	1.93	2.16	2.30	2.30	1.75
Total Consumer	10.00	9.46	10.85	9.82	8.59
Total	100.00%	100.00%	100.00%	100.00%	100.00%

Interest-Bearing Demand Deposits in Banks. The Company had interest-bearing demand deposits in banks of $503.42 million at December 31, 2024 and $255.24 million at December 31, 2023, respectively. At December 31, 2024, our interest-bearing deposits in banks included $483.70 million maintained at the Federal Reserve Bank of Dallas and $19.72 million on deposit with the Federal Home Loan Bank of Dallas (FHLB). The average balance of interest-bearing deposits in banks was $253.39 million, $115.79 million and $217.53 million in 2024, 2023 and 2022, respectively. The average yield on interest-bearing deposits in banks was 5.23%, 5.09% and 1.67% in 2024, 2023 and 2022, respectively.

Available-for-Sale Securities. At December 31, 2024, securities with a fair value of $4.62 billion were classified as securities AFS. There were no securities classified as held-to-maturity at December 31, 2024 and 2023. As compared to December 31, 2023, the AFS portfolio at December 31, 2024, reflected (i) a decrease of $208.67 million in U.S. Treasury securities; (ii) a decrease of $56.91 million in obligations of states and political subdivisions; (iii) an increase of $149.87 million in mortgage-backed securities, and (iv) an increase of $711 thousand in corporate bonds and other securities. As compared to December 31, 2022, the AFS portfolio at December 31, 2023, reflected (i) a decrease of $401.45 million in obligations of states and political subdivisions; (ii) a decrease of $343.02 million in mortgage-backed securities; (iii) a decrease of $315 thousand in U.S. Treasury securities; and (iv) an increase of $3.19 million in corporate bonds and other securities. Securities AFS included an unrealized loss fair value adjustment of $537.55 million, $510.92 million and $677.99 million at December 31, 2024, 2023, and 2022, respectively. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See the below table and Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2024 and 2023.

Maturities and Yields of Available-for-Sale Held at December 31, 2024 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$213,926	1.90%	$59,636	1.37%	$—	—%	$—	—%	$273,562	1.79%
Obligations of states and political subdivisions	15,559	3.70	413,398	2.80	518,597	2.37	492,691	2.82	1,440,245	2.66
Corporate bonds and other securities	9,377	3.95	82,665	2.58	13,624	1.82	—	—	105,666	2.61
Mortgage-backed securities	50,123	3.83	1,122,723	2.41	1,289,033	2.73	336,407	2.22	2,798,286	2.56
Total	$288,985	2.40%	$1,678,422	2.48%	$1,821,254	2.62%	$829,098	2.58%	$4,617,759	2.55%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 21%. Yields on AFS securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.

As of December 31, 2024, the investment portfolio had an overall tax equivalent yield of 2.55%, a weighted average life of 7.03 years and modified duration of 5.82 years. At December 31, 2023, the investment portfolio had an overall tax equivalent yield of 2.23%, a weighted average life of 6.07 years and modified duration of 5.30 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $12.10 billion as of December 31, 2024, as compared to $11.14 billion as of December 31, 2023 and $11.01 billion as of December 31, 2022. The table below provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $250,000 or more:

Composition of Average Deposits and Remaining Maturity of Time Deposits of $250,000 or More (in thousands, except percentages):

	2024		2023		2022
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,316,040	—%	$3,632,559	—%	$4,063,740	—%
Interest-bearing deposits
Interest-bearing checking	4,088,349	2.23	3,321,139	1.36	3,623,301	0.42
Savings and money market accounts	3,115,728	2.19	3,018,102	1.74	2,893,012	0.32
Time deposits under $250,000	599,358	3.58	536,884	3.05	303,531	0.34
Time deposits of $250,000 or more	363,420	3.86	312,046	3.44	135,939	0.47
Total interest-bearing deposits	8,166,855	2.39%	7,188,171	1.74%	6,955,783	0.38%
Total average deposits	$11,482,895		$10,820,730		$11,019,523
Total cost of deposits		1.70%		1.15%		0.24%

The table below outlines the maturity of time deposits of $250,000 or more (in thousands):

As of December 31, 2024
Three months or less	$172,740
Over three through six months	104,849
Over six through twelve months	64,471
Over twelve months	18,925
Total time deposits of $250,000 or more	$360,985

The estimated amount of uninsured and uncollateralized deposits including related interest accrued and unpaid is approximately $4.01 billion as of December 31, 2024.

Borrowings. Included in borrowings were federal funds purchased, advances from the FHLB and other borrowings of $135.60 million, $22.15 million and $23.68 million at December 31, 2024, 2023 and 2022, respectively. The average balance of federal funds purchased, advances from the FHLB and other borrowings were $54.94 million, $81.26 million and $127.87 million during 2024, 2023 and 2022, respectively. The average rates paid on these borrowings were 3.47%, 4.05% and 2.45% during the years ended December 31, 2024, 2023 and 2022, respectively.

Repurchase Agreements. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowing. The average balances of securities sold under repurchase agreements were $173.07 million, $568.21 million and $674.23 million in 2024, 2023 and 2022, respectively. The average balances of securities sold under repurchase agreements has decreased from the prior year as customers have moved funds to IntraFi deposit accounts. The average rates paid on securities sold under repurchase agreements were 3.16%, 2.84% and 0.31% for the years ended December 31, 2024, 2023 and 2022, respectively. The weighted average interest rate on federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was 2.01%, 3.27% and 1.96% at December 31, 2024, 2023 and 2022, respectively. The highest amount of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB at any month-end during 2024, 2023 and 2022 was $563.28 million, $822.98 million and $1.04 billion, respectively.

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

	Percentage change in net interest income:
Change in interest rates:	December 31,
(in basis points)	2024	2023
+400	0.92%	7.17%
+300	0.70%	5.36%
+200	0.64%	3.87%
+100	0.42%	2.11%
-100	(3.08)%	(2.72)%
-200	(6.50)%	(5.54)%
-300	(8.10)%	(8.70)%
-400	(7.42)%	(9.65)%

The results for the net interest income simulations as of December 31, 2024 and December 31, 2023 resulted in an asset sensitive position. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

The fair value of our investment securities classified as available-for-sale totaled $4.62 billion at December 31, 2024. During the year ended December 31, 2024, the corresponding unrealized loss before taxes on the portfolio of $510.92 million at December 31, 2023, changed to an unrealized loss before taxes of $537.55 million at December 31, 2024, which is recorded net of taxes in accumulated other comprehensive earnings (loss) in shareholders' equity. The unrealized gains or losses, net of taxes, on the portfolio are excluded from the calculation of all regulatory capital ratios. The changes in the fair value were driven by changes in interest rates based on expected actions by the Federal Reserve Board and other market conditions. The overall valuation of the portfolio is most correlated to the 5-year U.S. Treasury rates based on the composition and duration of the portfolio. At December 31, 2024, the 5-year U.S. Treasury rate was 4.39% compared to 3.84% at December 31, 2023, representing a 55 basis point increase during the year. As of December 31, 2024, an increase of 100 basis points in the 5-year U.S. Treasury rate would result in an increase to unrealized losses by approximately $231.38 million before taxes, while a 100 basis point decrease in the same rate would result in a decrease to unrealized losses by approximately $193.96 million before taxes. We believe that we have the ability to hold these securities based on our overall liquidity and intent to hold the portfolio.

Capital and Liquidity

Capital. We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $1.61 billion, or 11.49% of total assets at December 31, 2024, as compared to $1.50 billion, or 11.44% of total assets at December 31, 2023. Included in shareholders’ equity were $424.29 million and $403.30 million at December 31, 2024 and 2023, respectively, in unrealized losses on investment securities AFS, net of related income taxes. Unrealized gains and losses on investment securities AFS are excluded from and do not impact regulatory capital. During 2024, total shareholders’ equity averaged $1.54 billion, or 11.56% of average assets, as compared to $1.33 billion, or 10.32% of average assets during 2023.

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

Beginning in January 2015, under the Basel III Rules, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reached 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including divided payments and stock repurchases, and to pay discretionary bonuses to executive officers.

As of December 31, 2024 and 2023, we had a total risk-based capital ratio of 20.00% and 19.62%, a Tier 1 capital to risk-weighted assets ratio of 18.83% and 18.50%, a common equity Tier 1 capital to risk-weighted ratio of 18.83% and 18.50% and a Tier 1 leverage ratio of 12.49% and 12.06%, respectively. The regulatory capital ratios as of December 31, 2024 and 2023 were calculated under Basel III Rules.

Our subsidiary bank made the election to continue to exclude accumulated other comprehensive income from capital in connection with its March 31, 2015 quarterly financial filing and, in effect, to retain the accumulated other comprehensive income treatment under the prior capital rules.

Liquidity. Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and other borrowings, which amounted to $197.02 at December 31, 2024, and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2025 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At December 31, 2024, there were no amounts drawn on these lines of credit. Our subsidiary bank also has (i) an available line of credit with the FHLB totaling $1.86 billion at December 31, 2024, secured by portions of our loan portfolio and certain investment securities; and (ii) access to the Federal Reserve Bank of Dallas lending program, including the Bank Term Funding Program, secured by portions of certain investment securities. At December 31, 2024, there was $1.05 billion used on the FHLB line advance for undisbursed commitments (letters of credit) used to secure public funds.

The Company renewed its loan agreement, effective June 30, 2023, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. See Note 8 - Line of Credit in the accompanying notes to consolidated financial statements regarding further information on this line of credit.

In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and cash equivalents at the Company, which totaled $94.59 million at December 31, 2024, investment securities which totaled $2.12 million at December 31, 2024 with maturities over 5 to 6 years, available dividends from our subsidiaries which totaled $428.66 million at December 31, 2024, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

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

In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements for the expected timing of such payments as of December 31, 2024. These payments related to time deposits with stated maturity dates (Note 7 - Deposits and Borrowings) and operating leases (Note 11 - Commitments and Contingencies). In addition, we have construction contracts with remaining future minimum contractual obligations of approximately $358 thousand in 2025.

Off-Balance Sheet/Reserve for Unfunded Commitments. We are a party to financial instruments with off-balance sheet (“OBS”) risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At December 31, 2024, the Company’s reserve for unfunded commitments totaled $8.68 million which is recorded in other liabilities.

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

See further disclosure of the unfunded lines of credit, unfunded commitments to extend credit and standby letters of credit (Note 12 - Financial Instruments with Off-Balance-Sheet Risk). Future notional amounts committed are $1.04 billion in less than one year, $601.28 million in more than one year but less than three years and $525.41 million thereafter.

We believe we have no other OBS arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At December 31, 2024, $428.66 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends to us of $55.50 million in 2024 and $133.50 million in 2023.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 35% to 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 46.06%, 50.96% and 40.18% of net earnings, respectively, in 2024, 2023 and 2022. Given our current capital position, projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

To pay dividends, we and our subsidiary bank must maintain adequate capital above regulatory guidelines and comply with the general requirements applicable to a Texas corporation. Generally, a Texas corporation may not pay a dividend to its shareholders if (i) after giving effect to the dividend, the corporation would be insolvent, or (ii) the amount of the dividend would exceed the surplus of the corporation. In addition, if the applicable regulatory authority believes that a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the authority may require, after notice and hearing, that such bank cease and desist from the unsafe practice. As a member bank, First Financial Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank's net income (as reportable in its Reports of Condition and Income) during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the Federal Reserve Board.

The Federal Reserve Board, the FDIC, the Texas Department of Banking, and the OCC have each indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Board, the Texas Department of Banking, the OCC and the FDIC expect that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

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

Quarterly Results of Operations (in thousands, except per share and common stock data):

The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in the fiscal years of 2024 and 2023. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	2024
	4th	3rd	2nd	1st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	$165,792	$159,958	$153,673	$149,495
Interest expense	49,675	52,849	50,400	49,253
Net interest income	116,117	107,109	103,273	100,242
Provision for credit losses	1,003	6,123	5,888	808
Net interest income after provision for credit losses	115,114	100,986	97,385	99,434
Noninterest income	30,977	32,362	31,268	29,383
Noninterest expense	70,099	66,012	65,012	63,940
Earnings before income taxes	75,992	67,336	63,641	64,877
Income tax expense	13,671	12,028	11,156	11,480
Net earnings	$62,321	$55,308	$52,485	$53,397
Per Share Data:
Earnings per share, basic	$0.44	$0.39	$0.37	$0.37
Earnings per share, diluted	0.43	0.39	0.37	0.37
Cash dividends declared	0.18	0.18	0.18	0.18
Book value at period-end	11.24	11.63	10.63	10.44
Common stock sales price:
High	$44.66	$39.53	$32.73	$33.15
Low	35.13	28.35	27.62	27.06
Close	36.05	37.01	29.53	32.81

	2023
	4th	3rd	2nd	1st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	$142,207	$135,351	$129,005	$121,508
Interest expense	44,699	41,202	33,139	25,222
Net interest income	97,508	94,149	95,866	96,286
Provision for credit losses	—	2,276	5,573	2,781
Net interest income after provision for credit losses	97,508	91,873	90,293	93,505
Noninterest income	21,979	28,070	29,947	28,007
Noninterest expense	63,474	59,539	57,613	57,256
Earnings before income taxes	56,013	60,404	62,627	64,256
Income tax expense	10,031	10,848	11,754	11,688
Net earnings	$45,982	$49,556	$50,873	$52,568
Per Share Data:
Earnings per share, basic	$0.32	$0.35	$0.36	$0.37
Earnings per share, diluted	0.32	0.35	0.36	0.37
Cash dividends declared	0.18	0.18	0.18	0.17
Book value at period-end	10.50	8.69	9.58	9.62
Common stock sales price:
High	$31.58	$33.06	$32.26	$38.24
Low	22.84	23.86	25.01	27.55
Close	30.30	25.12	28.49	31.90

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

First Financial Bankshares, Inc. and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2024, the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, is effective based on those criteria.

Ernst & Young LLP, Fort Worth, Texas, (U.S. PCAOB Auditor Firm I.D.: 42), the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024. The report, which expresses an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024, is included below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Financial Bankshares, Inc.

Opinion on Internal Control over Financial Reporting

We have audited First Financial Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, First Financial Bankshares, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive earnings (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024 and the related notes and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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

February 21, 2025

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2025 Annual Meeting of Shareholders which will be filed with the SEC not later than 120 days after December 31, 2024.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2025 Annual Meeting of Shareholders which will be filed with the SEC not later than 120 days after December 31, 2024.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 related to security ownership of certain beneficial owners and management is hereby incorporated by reference from our proxy statement for our 2025 Annual Meeting of Shareholders. The following chart gives aggregate information under our equity compensation plans as of December 31, 2024. Additional information regarding stock-based compensation plans is presented in Note 17 – Stock Based Compensation in the notes to consolidated financial statements.

	Number of Shares To be Issued Upon Exercise or Vesting of Outstanding Awards		Weighted Average Exercise Price of Outstanding Awards		Number of Shares Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Far Left Column)
Equity compensation plans approved by security holders	1,873,842	(1)	$31.96	(2)	1,222,315
Equity compensation plans not approved by security holders	—		—		—
Total	1,873,842		$31.96		1,222,315

(1)
Includes 1,585,426 shares related to stock options, 24,348 shares related to non-vested restricted stock, 71,656 shares related to restricted stock units and 192,412 shares related to performance stock units (assuming attainment of the maximum payout rate as set forth by the performance criteria).
(2)
Excludes outstanding restricted stock and stock units which are exercised for no consideration.

The remainder of the information required by Item 12 is incorporated by reference from our proxy statement for our 2025 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2025 Annual Meeting of Shareholders which will be filed with the SEC not later than 120 days after December 31, 2024.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2025 Annual Meeting of Shareholders which will be filed with the SEC not later than 120 days after December 31, 2024.

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

10.5	—	2015 Restricted Stock Plan as Amended and Restated April 28, 2020 (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed May 1, 2020).++
5

10.6	—	Form of Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed November 4, 2024).++

10.7	—	Supplemental Executive Retirement Plan, as amended and restated, effective July 26, 2022 (incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K filed July 29, 2022).++
10.8	—

Confidential Separation and Release Agreement , dated January 9, 2023, by and between the Company and James R. Gordon (incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K filed January 11, 2023).++

19.1	—	First Financial Bankshares Policy Prohibiting Insider Trading and Unauthorized Disclosure of Information to Others

21.1	—	Subsidiaries of Registrant.*

23.1	—	Consent of Ernst & Young LLP.*

24.1	—	Power of Attorney (included on signature page of this Form 10-K).*

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.+

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.+

97.1	—	First Financial Bankshares, Inc. Compensation Recovery Policy

101.INS	—	Inline XBRL Instance Document. – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.*

101.SCH	—	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.*

104	—	The cover page for the Company's Annual Report on Form 10-K for the year ended December 31, 2024, has been formatted in Inline XBRL and contained in Exhibit 101

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

FIRST FINANCIAL BANKSHARES, INC.

Date: February 21, 2025	By:	/s/ F. Scott Dueser
F. Scott Dueser
Chairman of the Board, Director, and
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

Name	Title	Date
/s/ F. Scott Dueser	Chairman of the Board, Director,	February 21, 2025
F. Scott Dueser	and Chief Executive Officer (Principal Executive Officer)

/s/ Michelle S. Hickox	Executive Vice President, Chief	February 21, 2025
Michelle S. Hickox	Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ April K. Anthony	Director	February 21, 2025
April K. Anthony

/s/ Vianei Lopez Braun	Director	February 21, 2025
Vianei Lopez Braun

/s/ David L. Copeland	Director	February 21, 2025
David L. Copeland

/s/ Sally Pope Davis	Director	February 21, 2025
Sally Pope Davis

/s/ Michael B. Denny	Director	February 21, 2025
Michael B. Denny

/s/ Murray H. Edwards	Director	February 21, 2025
Murray H. Edwards

/s/ Eli Jones, Ph.D.	Director	February 21, 2025
Eli Jones, Ph.D.

/s/ I. Tim Lancaster	Director	February 21, 2025
I. Tim Lancaster

/s/ Kade L. Matthews	Director	February 21, 2025
Kade L. Matthews

/s/ Robert C. Nickles	Director	February 21, 2025
Robert C. Nickles

/s/ Johnny E. Trotter	Director	February 21, 2025
Johnny E. Trotter

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Financial Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive earnings (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

Allowance for Credit Losses

Description of the Matter

As of December 31, 2024, the Company’s loan portfolio totaled $7.9 billion and the related allowance for credit losses (ACL) was $98.3 million. The Company calculates their allowance for credit losses in accordance with ASC 326, Financial Instruments – Credit Losses, utilizing a forward-looking expected loss model (the “Current Expected Credit Losses (CECL)” model) to estimate credit losses over the remaining expected life of the Company’s loan portfolio. As discussed in Notes 1 and 3 of the consolidated financial statements, the ACL is an amount which represents management’s best estimate of expected credit losses over the contractual life of the Company’s loan portfolio as of the balance sheet date. The ACL includes credit loss estimates for loans evaluated using common risk characteristics such as financial asset type, collateral type, and industry of the borrower. The Company uses a discounted cash flow method, incorporating historical losses that are correlated to economic variables that are determined to be the most relevant indicators of expected losses. Those economic variables are forecasted over the reasonable and supportable forecast period to determine the current expected credit losses. Qualitative adjustments are then made to account for factors that management does not believe are captured within the CECL quantitative models. Management applies judgment in estimating the ACL and, in particular, identifying and quantifying qualitative adjustments included within the ACL.

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

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company’s process for estimating the allowance for credit losses, including the models used and the qualitative adjustments made to establish the ACL. We evaluated the design and tested the operating effectiveness of the controls over the model methodology, including the qualitative adjustment methodology, the monitoring procedures performed over the models, the identification and the measurement of the qualitative adjustments, the reliability and accuracy of data used to estimate the qualitative adjustments, and management’s review and approval of the qualitative adjustments.

To test the models, with the support of specialists, we evaluated the model methodology and design. On a sample basis, we independently tested the key inputs used in the models by agreeing to internal and external sources. Additionally, on a sample basis, we performed an independent recalculation of the models’ output. To test the qualitative adjustments, we evaluated the identification and measurement of the adjustments, including the basis for concluding the adjustments were reasonable. We independently tested the completeness and accuracy of data used by the Company to estimate the qualitative adjustments by agreeing underlying data to relevant sources. On a sample basis, with the support of specialists, we recalculated the qualitative adjustments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Fort Worth, Texas

February 21, 2025

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2024 and 2023

(Dollars in thousands, except share and per share amounts)

	2024	2023
ASSETS
CASH AND DUE FROM BANKS	$259,996	$281,354
INTEREST-BEARING DEMAND DEPOSITS IN BANKS	503,417	255,237
Total cash and cash equivalents	763,413	536,591
SECURITIES AVAILABLE-FOR-SALE, at fair value (amortized cost of these securities was $5,155,305 and $5,243,681 as of December 31, 2024 and 2023, respectively)	4,617,759	4,732,762
LOANS:
Held-for-investment	7,913,098	7,148,791
Less – allowance for credit losses	(98,325)	(88,734)
Net loans held-for-investment	7,814,773	7,060,057
Held-for-sale ($7,793 and $11,077 at fair value as of December 31, 2024 and 2023, respectively)	8,235	14,253
BANK PREMISES AND EQUIPMENT, net	151,904	151,788
INTANGIBLE ASSETS, net	314,004	314,622
OTHER ASSETS	309,330	295,521
Total assets	$13,979,418	$13,105,594
LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$3,348,041	$3,435,586
INTEREST-BEARING DEPOSITS	8,751,133	7,702,714
Total deposits	12,099,174	11,138,300
DIVIDENDS PAYABLE	25,753	25,712
REPURCHASE AGREEMENTS	61,416	381,928
BORROWINGS	135,603	22,153
OTHER LIABILITIES	50,912	38,601
Total liabilities	12,372,858	11,606,694
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
COMMON STOCK—$0.01 par value; authorized 200,000,000 shares; 142,944,704 and 142,716,939 shares issued at December 31, 2024 and 2023, respectively	1,429	1,427
CAPITAL SURPLUS	689,338	681,246
RETAINED EARNINGS	1,340,082	1,219,525
TREASURY STOCK (shares at cost: 929,735 and 930,152 at December 31, 2024 and 2023, respectively)	(12,905)	(11,855)
DEFERRED COMPENSATION	12,905	11,855
ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS), net	(424,289)	(403,298)
Total shareholders’ equity	1,606,560	1,498,900
Total liabilities and shareholders’ equity	$13,979,418	$13,105,594

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Earnings

December 31, 2024, 2023 and 2022

(Dollars in thousands, except share and per share amounts)

	2024	2023	2022
INTEREST INCOME:
Interest and fees on loans	$502,945	$405,939	$296,114
Interest on investment securities:
Taxable	81,626	79,925	78,924
Exempt from federal income tax	30,908	36,194	54,121
Interest on federal funds sold and interest-bearing deposits in banks	13,439	6,012	3,695
Total interest income	628,918	528,070	432,854
INTEREST EXPENSE:
Interest on deposits	194,800	124,830	26,246
Interest on borrowings	7,377	19,431	5,194
Total interest expense	202,177	144,261	31,440
Net interest income	426,741	383,809	401,414
PROVISION FOR CREDIT LOSSES	13,821	10,631	17,427
Net interest income after provisions for credit losses	412,920	373,178	383,987
NONINTEREST INCOME:
Trust fees	47,449	40,456	39,995
Service charges on deposit accounts	24,988	25,378	24,540
Debit card fees	21,070	21,721	30,280
Credit card fees	2,537	2,645	2,585
Gain on sale and fees on mortgage loans	13,183	11,890	19,035
Net gain (loss) on sale of available-for-sale securities	—	(7,119)	2,144
Net gain (loss) on sale of foreclosed assets	(51)	46	1,451
Net gain on sale of assets	484	1,525	520
Interest on loan recoveries	3,010	2,055	2,840
Other	11,319	9,406	8,275
Total noninterest income	123,989	108,003	131,665
NONINTEREST EXPENSE:
Salaries, commissions and employee benefits	153,296	131,915	134,133
Net occupancy expense	14,579	13,766	13,307
Equipment expense	9,065	8,545	9,052
FDIC insurance premiums	6,498	7,749	3,711
Debit card expense	12,768	12,933	12,231
Professional and service fees	10,690	9,810	8,770
Printing, stationery and supplies	1,364	2,454	2,114
Operational and other losses	3,741	3,842	3,229
Software amortization and expense	13,523	10,288	9,963
Amortization of intangible assets	618	912	1,245
Other	38,921	35,668	37,023
Total noninterest expense	265,063	237,882	234,778
EARNINGS BEFORE INCOME TAXES	271,846	243,299	280,874
INCOME TAX EXPENSE	48,335	44,322	46,399
NET EARNINGS	$223,511	$198,977	$234,475
NET EARNINGS PER SHARE, BASIC	$1.56	$1.39	$1.64
NET EARNINGS PER SHARE, DILUTED	$1.56	$1.39	$1.64
DIVIDENDS PER SHARE	$0.72	$0.71	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings (Loss)

Years Ended December 31, 2024, 2023 and 2022

(Dollars in thousands)

	2024	2023	2022
NET EARNINGS	$223,511	$198,977	$234,475
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for- sale, before income taxes	(26,571)	159,881	(800,997)
Reclassification adjustment for realized gains (loss) on investment securities included in net earnings, before income taxes	—	7,119	(2,144)
Total other items of comprehensive earnings (losses)	(26,571)	167,000	(803,141)
Income tax benefit (expense) related to:
Change in unrealized gain (loss) on investment securities available-for- sale	5,580	(33,575)	168,210
Reclassification adjustment for realized gains (loss) on investment securities included in net earnings	—	(1,495)	450
Total income tax benefit (expense)	5,580	(35,070)	168,660
COMPREHENSIVE EARNINGS (LOSS)	$202,520	$330,907	$(400,006)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2024, 2023 and 2022

(Dollars in thousands)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Total Comprehensive Earnings	Total Shareholders’
	Shares	Amounts	Surplus	Earnings	Shares	Amounts	Compensation	(Loss), net	Equity
BALANCE, December 31, 2021	142,532,116	$1,425	$676,871	$981,675	(936,897)	$(10,090)	$10,090	$99,253	$1,759,224
Net earnings	—	—	—	234,475	—	—	—	—	234,475
Stock option exercises/stock unit conversions/restricted stock activity	370,314	4	6,211	—	—	—	—	—	6,215
Cash dividends declared, $0.66 per share	—	—	—	(94,205)	—	—	—	—	(94,205)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	(634,481)	(634,481)
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	7,687	(945)	945	—	—
Stock-based compensation expense	—	—	3,958	—	—	—	—	—	3,958
Shares repurchased and retired under stock repurchase authorization	(244,559)	(2)	(9,447)	—	—	—	—	—	(9,449)
BALANCE, December 31, 2022	142,657,871	$1,427	$677,593	$1,121,945	(929,210)	$(11,035)	$11,035	$(535,228)	$1,265,737
Net earnings	—	—	—	198,977	—	—	—	—	198,977
Stock option exercises/stock unit conversions/restricted stock activity	160,405	1	2,131	—	—	—	—	—	2,132
Cash dividends declared, $0.71 per share	—	—	—	(101,397)	—	—	—	—	(101,397)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	131,930	131,930
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(942)	(820)	820	—	—
Stock-based compensation expense	—	—	4,256	—	—	—	—	—	4,256
Shares repurchased and retired under stock repurchase authorization	(101,337)	(1)	(2,734)	—	—	—	—	—	(2,735)
BALANCE, December 31, 2023	142,716,939	$1,427	$681,246	$1,219,525	(930,152)	$(11,855)	$11,855	$(403,298)	$1,498,900
Net earnings	—	—	—	223,511	—	—	—	—	223,511
Stock option exercises/stock unit conversions/restricted stock activity	227,765	2	3,158	—	—	—	—	—	3,160
Cash dividends declared, $0.72 per share	—	—	—	(102,954)	—	—	—	—	(102,954)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	(20,991)	(20,991)
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	417	(1,050)	1,050	—	—
Stock-based compensation expense	—	—	4,934	—	—	—	—	—	4,934
BALANCE, December 31, 2024	142,944,704	$1,429	$689,338	$1,340,082	(929,735)	$(12,905)	$12,905	$(424,289)	$1,606,560

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2024, 2023 and 2022

(Dollars in thousands)

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$223,511	$198,977	$234,475
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,427	12,578	12,762
Provision for credit losses	13,821	10,631	17,427
Securities premium amortization, net	44,730	52,343	70,788
Discount accretion on purchased loans	—	—	(1,492)
(Gain) loss on sale of securities and other assets, net	(433)	5,548	(4,115)
Stock-based compensation	4,934	4,256	3,958
Net tax benefit from stock-based compensation	361	319	336
Deferred federal income tax (expense) benefit	(620)	(359)	(4,205)
Change in loans held-for-sale	5,855	(2,239)	25,194
Change in other assets	(7,122)	(3,895)	(1,281)
Change in other liabilities	11,177	6,663	(29,577)
Total adjustments	86,130	85,845	89,795
Net cash provided by operating activities	309,641	284,822	324,270
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities and other investments:
Sales	—	411,134	479,273
Maturities	6,643,108	4,443,813	4,132,928
Purchases	(6,599,462)	(4,005,743)	(4,385,683)
Net increase in loans held-for-investment	(765,702)	(708,432)	(1,049,925)
Purchases of bank premises and equipment	(16,720)	(17,251)	(15,784)
Proceeds from sale of bank premises and equipment and other assets	1,898	3,771	1,186
Net cash provided by (used in) investing activities	(736,878)	127,292	(838,005)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	(87,545)	(626,202)	281,558
Net increase in interest-bearing deposits	1,048,419	758,995	157,461
Net increase (decrease) in repurchase agreements and borrowings	(207,062)	(238,426)	(28,645)
Common stock transactions:
Proceeds from stock option exercises/stock unit conversions/restricted stock activity	3,160	2,133	6,215
Dividends paid	(102,913)	(99,965)	(91,315)
Repurchases of stock	—	(2,736)	(9,449)
Net cash provided by (used in) financing activities	654,059	(206,201)	315,825
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	226,822	205,913	(197,910)
CASH AND CASH EQUIVALENTS, beginning of year	536,591	330,678	528,588
CASH AND CASH EQUIVALENTS, end of year	$763,413	$536,591	$330,678
SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	205,483	135,167	30,540
Federal income taxes paid	41,098	46,677	45,430
Schedule of noncash investing and financing activities:
Assets acquired through foreclosure	1,899	499	—

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company”, “we” or “us”) is a financial holding company which owns all of the capital stock of one bank with 79 locations located in Texas as of December 31, 2024. The Company’s subsidiary bank is First Financial Bank. The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which First Financial Bank. is located. In addition, the Company also owns First Financial Trust & Asset Management Company, First Financial Insurance Agency, Inc., First Technology Services, Inc., FFB Investment Paris Fund, LLC and FFB Portfolio Management, Inc.

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

Stock Repurchase

On July 23, 2024, the Company's Board of Directors extended the authorization to repurchase up to 5,000,000 common shares through July 31, 2025. The prior authorization had been in place since July 27, 2021. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and its stockholders. Any repurchase of stock will be made through the open market, block trades, or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Under the previous authorization effective through July 31, 2024, 244,559 shares were repurchased and retired (during the months of June and July 2022) at an average price of $38.61 per share. Additionally, 101,337 shares were repurchased and retired (all during September 2023) at an average price of $26.99 per share.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of securities and report accrued interest separately in other assets on the consolidated balance sheets. A security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to securities reversed against interest income for the years ended December 31, 2024 or 2023.

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

At December 31, 2024 and 2023, no allowance for credit losses on available-for-sale securities was recorded.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

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

At December 31, 2024 and 2023, the Company held no securities that were classified as held-to-maturity.

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

Years Ended December 31, 2024, 2023 and 2022

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

Years Ended December 31, 2024, 2023 and 2022

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

Management qualitatively adjusts model results for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor (“Q-Factor”) adjustments may increase or decrease management’s estimate of expected credit losses based upon the estimated level of risk within the risk factor. The various risk factors that may be considered in making Q-Factor adjustments include, among other things, the impact of (i) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (ii) actual and expected changes in national, regional, and local economic and business conditions and developments that affect the collectability of the loan pools, (iii) changes in the nature, volume and size of a loan or the loan pools and in the terms of the underlying loans, (iv) changes in the experience, ability, and depth of our lending management and staff, (v) changes in volume and severity of past due financial assets, the volume of nonaccrual assets, and the volume and severity of adversely classified or graded assets, (vi) changes in the quality of our credit review function, (vii) changes in the value of the underlying collateral for loans that are non-collateral dependent, (viii) the existence, growth, and effect of any concentrations of credit, and (ix) other factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters or health pandemics.

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

Years Ended December 31, 2024, 2023 and 2022

Allowance for Credit Losses—Off-Balance-Sheet/Reserve for Unfunded Commitments

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. These obligations include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. At December 31, 2024 and 2023, the Company’s reserve for unfunded commitments totaled $8,677,000 and $7,903,000, respectively, which is included in other liabilities in the consolidated balance sheet.

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

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year and totaled $313,481,000 at both December 31, 2024 and 2023, respectively. There was no impairment recorded for the years ended December 31, 2024, 2023 and 2022.

The carrying amount of goodwill arising from acquisitions that qualify as an asset purchase for federal income tax purposes was $6,418,000 and $8,826,000 at December 31, 2024 and 2023, respectively, and is deductible for federal income tax purposes.

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

Segment Reporting

The Company adopted Accounting Standards Update 2023-07 "Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures" on January 1, 2024. The Company has determined that its banking regions meet the aggregation criteria of ASC 280, Segment Reporting, since each of its banking regions and subsidiaries offer similar products and services, operate in a similar manner, have similar customers and report to the same regulatory authority, and therefore operate one line of business (community banking) located in a single geographic area (Texas). The Company's Chief Executive Officer has been identified as the chief operating decision maker (“CODM”).

The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based on the net income calculated on the same basis as the net income reported in the Company's consolidated statements of earnings and other comprehensive earnings. The CODM is also regularly provided with expense information at a level that is consistent with that disclosed in the Company's consolidated statements of earnings and other comprehensive earnings.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks, including interest-bearing deposits in banks with original maturity of 90 days or less, and federal funds sold.

Accumulated Other Comprehensive Income (Loss)

Unrealized net losses on the Company’s available-for-sale securities, net of applicable income taxes, totaled $424,289,000 and $403,298,000 at December 31, 2024 and December 31, 2023, respectively, are included in accumulated other comprehensive earnings (loss) as a separate component of shareholders' equity.

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

Per Share Data

Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common stock shares outstanding during the period. The Company calculates diluted EPS assuming all outstanding stock options to purchase common shares and unvested restricted stock shares have been exercised and/or vested at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is determined by application of the treasury stock method, whereby the proceeds from the exercised options and unearned compensation for restricted stock are assumed to be used to purchase common shares at the average market price during the respective year. Anti-dilutive shares for the years ended December 31, 2024, 2023 and 2022 were 503,000, 473,000 and 1,261,000, respectively, and were excluded from the computation of EPS. The following table reconciles the computation of basic EPS to diluted EPS:

For the Year Ended December 31, 2024:	Net Earnings (in thousands)	Weighted Average Shares	Per Share Amount
Net earnings per share, basic	$223,511	142,822,880	$1.56
Effect of stock options and stock grants	—	409,640	—
Net earnings per share, diluted	$223,511	143,232,520	$1.56
For the Year Ended December 31, 2023:
Net earnings per share, basic	$198,977	142,688,585	$1.39
Effect of stock options and stock grants	—	250,392	—
Net earnings per share, diluted	$198,977	142,938,977	$1.39
For the Year Ended December 31, 2022:
Net earnings per share, basic	$234,475	142,596,252	$1.64
Effect of stock options and stock grants	—	611,647	—
Net earnings per share, diluted	$234,475	143,207,899	$1.64

Other Recently Issued and Effective Authoritative Accounting Guidance

ASU 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." ASU 2023-02 is intended to improve the accounting and disclosures for investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. The adoption of ASU 2023-02 is not expected to have a significant impact on the financial statements and was not early adopted.

ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." ASU 2023-07 expands segment disclosure requirements for public entities to require disclosure of significant expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. ASU 2023-07 became effective for our annual financial statements in 2024 and will be effective for interim periods within fiscal years in 2025. The adoption of ASU 2023-07 did not have a significant impact on our financial statements.

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

Years Ended December 31, 2024, 2023 and 2022

2. SECURITIES:

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, allowance for credit losses and the fair value of available-for-sale securities are as follows (dollars in thousands):

	December 31, 2024
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasury securities	$278,155	$2	$(4,595)	$273,562
Obligations of state and political subdivisions	1,578,749	338	(138,842)	1,440,245
Residential mortgage-backed securities	2,729,096	184	(378,746)	2,350,534
Commercial mortgage-backed securities	457,311	99	(9,658)	447,752
Corporate bonds and other	111,994	50	(6,378)	105,666
Total securities available-for-sale	$5,155,305	$673	$(538,219)	$4,617,759

	December 31, 2023
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasury securities	$496,975	$4	$(14,745)	$482,234
Obligations of state and political subdivisions	1,621,405	934	(125,182)	1,497,157
Residential mortgage-backed securities	2,716,968	7	(352,883)	2,364,092
Commercial mortgage-backed securities	295,663	—	(11,339)	284,324
Corporate bonds and other	112,670	—	(7,715)	104,955
Total securities available-for-sale	$5,243,681	$945	$(511,864)	$4,732,762

The Company did not hold any securities classified as held-to-maturity for the years ended December 31, 2024 and 2023.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at December 31, 2024, were computed by using scheduled amortization of balances and historical prepayment rates.

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2024, by contractual maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value
Due within one year	$292,438	$288,985
Due after one year through five years	1,815,382	1,678,422
Due after five years through ten years	2,073,461	1,821,254
Due after ten years	974,024	829,098
Total	$5,155,305	$4,617,759

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

The following tables disclose, as of December 31, 2024 and 2023, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
December 31, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury Securities	$—	$—	$271,088	$(4,595)	$271,088	$(4,595)
Obligations of state and political subdivisions	56,777	(1,224)	1,361,628	(137,618)	1,418,405	(138,842)
Residential mortgage-backed securities	198,385	(4,990)	2,048,727	(373,756)	2,247,112	(378,746)
Commercial mortgage-backed securities	196,640	(2,249)	190,189	(7,409)	386,829	(9,658)
Corporate bonds and other	4,871	(44)	95,840	(6,334)	100,711	(6,378)
Total	$456,673	$(8,507)	$3,967,472	$(529,712)	$4,424,145	$(538,219)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury Securities	$3,477	$(7)	$477,306	$(14,738)	$480,783	$(14,745)
Obligations of state and political subdivisions	11,855	(34)	1,427,975	(125,148)	1,439,830	(125,182)
Residential mortgage-backed securities	1,631	(1)	2,361,089	(352,882)	2,362,720	(352,883)
Commercial mortgage-backed securities	—	—	284,324	(11,339)	284,324	(11,339)
Corporate bonds and other	—	—	104,955	(7,715)	104,955	(7,715)
Total	$16,963	$(42)	$4,655,649	$(511,822)	$4,672,612	$(511,864)

The number of investments in an unrealized loss position totaled 816 at December 31, 2024. Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed investment securities at December 31, 2024 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at December 31, 2024. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity. Based on evaluations of impaired securities as of December 31, 2024, the Company does not intend to sell any impaired available for sale securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At December 31, 2024 and 2023, 67.17% and 66.15%, respectively, of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 55.77% and 56.16%, respectively, were guaranteed by the Texas Permanent School Fund.

Securities, carried at approximately $2,545,822,000 and $2,964,467,000 on December 31, 2024 and 2023, respectively, were pledged as collateral for public or trust fund deposits, repurchase agreements, borrowings and for other purposes required or permitted by law.

During 2024, there were no sales of investment securities that were classified as available-for-sale. During 2023 and 2022, sales of investment securities that were classified as available-for-sale totaled $411,134,000 and $479,273,000, respectively. There were no gross realized securities gains or losses from sales and calls during 2024. Gross realized gains from 2023 and 2022 securities sales and calls were $1,699,000 and $6,618,000, respectively. Gross realized losses from securities sales and calls during 2023 and 2022 were $8,818,000 and $4,474,000, respectively.

The specific identification method was used to determine cost in order to compute the realized gains and losses.

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES:

For the year ended December 31, 2024, the tables to follow outline the Company’s loan portfolio by the ten portfolio segments where applicable.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

Loans held-for-investment by portfolio segment are as follows (dollars in thousands):

	December 31,
	2024	2023
Commercial:
C&I	$1,176,993	$1,164,811
Municipal	369,246	214,850
Total Commercial	1,546,239	1,379,661
Agricultural	95,543	84,890
Real Estate:
Construction & Development	1,054,603	963,158
Farm	339,665	344,954
Non-Owner Occupied CRE	805,566	827,969
Owner Occupied CRE	1,083,100	1,037,281
Residential	2,196,767	1,834,593
Total Real Estate	5,479,701	5,007,955
Consumer:
Auto	638,560	521,859
Non-Auto	153,055	154,426
Total Consumer	791,615	676,285
Total Loans	7,913,098	7,148,791
Less: Allowance for credit losses	(98,325)	(88,734)
Loans, net	$7,814,773	$7,060,057

Outstanding loan balances at December 31, 2024 and 2023, are net of unearned income, including net deferred loan fees.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (“FHLB”) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At December 31, 2024, this available line of credit was $1,863,674,000. At December 31, 2024, there was $1,046,500,000 used on the line advance for undisbursed commitments (letters of credit) used to secure public funds. At December 31, 2024, $5,449,122,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit.

The Company’s nonaccrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (dollars in thousands):

	December 31,
	2024	2023
Nonaccrual loans	$61,938	$33,609
Loans still accruing and past due 90 days or more	287	1,004
Total nonperforming loans	$62,225	$34,613

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

The Company had $63,096,000 and $35,096,000 in nonaccrual, past due 90 days or more and still accruing, and foreclosed assets at December 31, 2024 and 2023, respectively. Nonaccrual loans totaled $61,938,000 and $33,609,000 at December 31, 2024 and 2023, respectively, and consisted of the following (in thousands):

	December 31,
	2024	2023
Commercial:
C&I	$3,984	$4,132
Municipal	—	—
Total Commercial	3,984	4,132
Agricultural	1,209	155
Real Estate:
Construction & Development	1,141	1,444
Farm	4,176	4,804
Non-Owner Occupied CRE	11,062	8,022
Owner Occupied CRE	30,074	6,822
Residential	9,348	7,649
Total Real Estate	55,801	28,741
Consumer:
Auto	638	464
Non-Auto	306	117
Total Consumer	944	581
Total	$61,938	$33,609

The Company recognized interest income on nonaccrual loans prior to being recognized as nonaccrual of approximately $2,561,000, $1,714,000 and $1,607,000 during the years ended December 31, 2024, 2023 and 2022, respectively.

No significant additional funds are committed to be advanced in connection with nonaccrual loans as of December 31, 2024.

Summary information on the allowance for credit losses for the years ended December 31, 2024 and 2023, are outlined by portfolio segment in the following tables (in thousands):

Year-ended December 31, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$15,698	$195	$1,281	$28,553	$2,914
Provision for loan losses	554	5	328	(8,491)	(43)
Recoveries	576	—	111	4	—
Charge-offs	(1,392)	—	(67)	(205)	—
Ending balance	$15,436	$200	$1,653	$19,861	$2,871

Year-ended December 31, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$13,425	$13,813	$11,654	$810	$391	$88,734
Provision for loan losses	1,965	7,478	8,749	1,608	896	13,049
Recoveries	37	122	98	448	161	1,557
Charge-offs	(763)	—	(13)	(1,680)	(895)	(5,015)
Ending balance	$14,664	$21,413	$20,488	$1,186	$553	$98,325

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

Year-ended December 31, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$16,129	$1,026	$1,041	$26,443	$1,957
Provision for loan losses	1,118	(831)	(37)	2,004	957
Recoveries	267	—	286	106	—
Charge-offs	(1,816)	—	(9)	—	—
Ending balance	$15,698	$195	$1,281	$28,553	$2,914

Year-ended December 31, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$9,075	$9,928	$9,075	$845	$315	$75,834
Provision for loan losses	4,279	3,668	2,813	573	506	15,050
Recoveries	71	227	24	398	170	1,549
Charge-offs	—	(10)	(258)	(1,006)	(600)	(3,699)
Ending balance	$13,425	$13,813	$11,654	$810	$391	$88,734

Additionally, the Company records a reserve for unfunded commitments in other liabilities which totaled $8,677,000 and $7,903,000 at December 31, 2024 and 2023, respectively. The $13,049,000 provision for loan losses in 2024 above is combined with the provision for unfunded commitments of $774,000 and reported in the aggregate under the provision for credit losses in the statement of earnings for the year ended December 31, 2024. The provision for loan losses above of $15,050,000 in 2023 is combined with the reversal of provision for unfunded commitments of $4,419,000 and reported in the aggregate under the provision for credit losses in the statement of earnings for the year ended December 31, 2023.

The Company’s loans that are individually evaluated for credit losses (both collateral and non-collateral dependent) and their related allowances as of December 31, 2024 and December 31, 2023, are summarized in the following table by loan segment (in thousands):

December 31, 2024	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non- Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$854	$3,130	$25,778	$29,762	$1,463	$3,042	$4,505
Municipal	—	—	409	409	—	—	—
Total Commercial	854	3,130	26,187	30,171	1,463	3,042	4,505
Agricultural	743	466	3,002	4,211	220	945	1,165
Real Estate:
Construction & Development	732	409	10,033	11,174	26	465	491
Farm	412	3,764	6,412	10,588	23	427	450
Non-Owner Occupied CRE	6,668	4,394	28,832	39,894	1,406	2,852	4,258
Owner Occupied CRE	2,186	27,888	49,396	79,470	5,727	2,431	8,158
Residential	3,859	5,489	44,311	53,659	1,343	2,317	3,660
Total Real Estate	13,857	41,944	138,984	194,785	8,525	8,492	17,017
Consumer:
Auto	—	638	2,941	3,579	1	5	6
Non-Auto	—	306	799	1,105	51	73	124
Total Consumer	—	944	3,740	4,684	52	78	130
Total	$15,454	$46,484	$171,913	$233,851	$10,260	$12,557	$22,817

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

December 31, 2023	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non- Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$1,322	$2,810	$18,633	$22,765	$1,363	$4,495	$5,858
Municipal	—	—	733	733	—	—	—
Total Commercial	1,322	2,810	19,366	23,498	1,363	4,495	5,858
Agricultural	57	98	1,304	1,459	50	700	750
Real Estate:
Construction & Development	758	686	22,545	23,989	148	2,253	2,401
Farm	—	4,804	1,362	6,166	937	57	994
Non-Owner Occupied CRE	1,919	6,103	29,117	37,139	700	2,984	3,684
Owner Occupied CRE	4,661	2,161	35,746	42,568	232	1,431	1,663
Residential	3,909	3,740	30,257	37,906	360	1,799	2,159
Total Real Estate	11,247	17,494	119,027	147,768	2,377	8,524	10,901
Consumer:
Auto	—	464	2,125	2,589	1	3	4
Non-Auto	—	117	782	899	—	60	60
Total Consumer	—	581	2,907	3,488	1	63	64
Total	$12,626	$20,983	$142,604	$176,213	$3,791	$13,782	$17,573

The Company’s allowance for loans that are individually evaluated for credit losses and collectively evaluated for credit losses as of December 31, 2024 and December 31, 2023, are summarized in the following table by loan segment (in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$4,505	$—	$1,165	$491	$450
Loans collectively evaluated for credit losses	10,931	200	488	19,370	2,421
Total	$15,436	$200	$1,653	$19,861	$2,871

December 31, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$4,258	$8,158	$3,660	$6	$124	$22,817
Loans collectively evaluated for credit losses	10,406	13,255	16,828	1,180	429	75,508
Total	$14,664	$21,413	$20,488	$1,186	$553	$98,325

December 31, 2023	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$5,858	$—	$750	$2,401	$994
Loans collectively evaluated for credit losses	9,840	195	531	26,152	1,920
Total	$15,698	$195	$1,281	$28,553	$2,914

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

December 31, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$3,684	$1,663	$2,159	$4	$60	$17,573
Loans collectively evaluated for credit losses	9,741	12,150	9,495	806	331	71,161
Total	$13,425	$13,813	$11,654	$810	$391	$88,734

The Company’s recorded investment in loans as of December 31, 2024 and December 31, 2023, related to the balance in the allowance for credit losses follows below (in thousands).

December 31, 2024	C&I	Municipal	Agriculture	Construction & Development	Farm
Loans individually evaluated for credit losses	$29,762	$409	$4,211	$11,174	$10,588
Loans collectively evaluated for credit losses	1,147,231	368,837	91,332	1,043,429	329,077
Total	$1,176,993	$369,246	$95,543	$1,054,603	$339,665

December 31, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$39,894	$79,470	$53,659	$3,579	$1,105	$233,851
Loans collectively evaluated for credit losses	765,672	1,003,630	2,143,108	634,981	151,950	7,679,247
Total	$805,566	$1,083,100	$2,196,767	$638,560	$153,055	$7,913,098

December 31, 2023	C&I	Municipal	Agriculture	Construction & Development	Farm
Loans individually evaluated for credit losses	$22,765	$733	$1,459	$23,989	$6,166
Loans collectively evaluated for credit losses	1,142,046	214,117	83,431	939,169	338,788
Total	$1,164,811	$214,850	$84,890	$963,158	$344,954

December 31, 2023 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$37,139	$42,568	$37,906	$2,589	$899	$176,213
Loans collectively evaluated for credit losses	790,830	994,713	1,796,687	519,270	153,527	6,972,578
Total	$827,969	$1,037,281	$1,834,593	$521,859	$154,426	$7,148,791

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

Years Ended December 31, 2024, 2023 and 2022

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

The following tables summarize the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at December 31, 2024 (in millions):

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amort Cost Basis	Total
C&I
Risk rating:
Pass	$677	$226	$146	$45	$23	$30	$—	$1,147
Special mention	7	—	1	—	1	—	—	9
Substandard	12	3	4	1	—	1	—	21
Doubtful	—	—	—	—	—	—	—	—
Total	$696	$229	$151	$46	$24	$31	$—	$1,177
Year-to-Date Gross Charge-Offs	$—	$1	$—	$—	$—	$—	$—	$1

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amort Cost Basis	Total
Municipal
Risk rating:
Pass	$175	$26	$77	$12	$8	$71	$—	$369
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$175	$26	$77	$12	$8	$71	$—	$369
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amort Cost Basis	Total
Agricultural
Risk rating:
Pass	$76	$8	$4	$2	$1	$—	$—	$91
Special mention	—	—	—	—	—	—	—	—
Substandard	3	—	1	—	—	—	—	4
Doubtful	—	—	—	—	—	—	—	—
Total	$79	$8	$5	$2	$1	$—	$—	$95
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amort Cost Basis	Total
Construction & Development
Risk rating:
Pass	$667	$133	$166	$55	$14	$8	$1	$1,044
Special mention	1	—	—	—	—	—	—	1
Substandard	7	1	1	1	—	—	—	10
Doubtful	—	—	—	—	—	—	—	—
Total	$675	$134	$167	$56	$14	$8	$1	$1,055
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amort Cost Basis	Total
Farm
Risk rating:
Pass	$114	$42	$72	$60	$18	$23	$—	$329
Special mention	—	—	—	—	—	—	—	—
Substandard	1	1	4	—	4	1	—	11
Doubtful	—	—	—	—	—	—	—	—
Total	$115	$43	$76	$60	$22	$24	$—	$340
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amort Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$166	$86	$242	$133	$58	$81	$—	$766
Special mention	4	2	1	1	—	1	—	9
Substandard	10	2	3	6	7	3	—	31
Doubtful	—	—	—	—	—	—	—	—
Total	$180	$90	$246	$140	$65	$85	$—	$806
Year-to-Date Gross Charge-Offs	$—	$1	$—	$—	$—	$—	$—	$1

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amort Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$170	$128	$270	$177	$99	$160	$—	$1,004
Special mention	2	—	5	7	—	1	—	15
Substandard	1	14	30	10	1	8	—	64
Doubtful	—	—	—	—	—	—	—	—
Total	$173	$142	$305	$194	$100	$169	$—	$1,083
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amort Cost Basis	Total
Residential
Risk rating:
Pass	$606	$367	$378	$266	$105	$232	$188	$2,142
Special mention	1	1	1	3	—	2	—	8
Substandard	5	7	12	4	4	12	2	46
Doubtful	—	—	—	—	—	—	—	—
Total	$612	$375	$391	$273	$109	$246	$190	$2,196
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amort Cost Basis	Total
Auto
Risk rating:
Pass	$338	$122	$126	$38	$10	$2	$—	$636
Special mention	—	—	—	—	—	—	—	—
Substandard	1	1	1	1	—	—	—	4
Doubtful	—	—	—	—	—	—	—	—
Total	$339	$123	$127	$39	$10	$2	$—	$640
Year-to-Date Gross Charge-Offs	$—	$1	$1	$—	$—	$—	$—	$2

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amort Cost Basis	Total
Non-Auto
Risk rating:
Pass	$68	$35	$25	$14	$2	$1	$7	$152
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$68	$35	$26	$14	$2	$1	$7	$153
Year-to-Date Gross Charge-Offs	$—	$—	$1	$—	$—	$—	$—	$1

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amort Cost Basis	Total
Total Loans
Risk rating:
Pass	$3,057	$1,173	$1,506	$802	$338	$608	$196	$7,680
Special mention	15	3	8	11	1	4	—	42
Substandard	40	29	57	23	16	25	2	192
Doubtful	—	—	—	—	—	—	—	—
Total	$3,112	$1,205	$1,571	$836	$355	$637	$198	$7,914
Year-to-Date Gross Charge-Offs	$—	$3	$2	$—	$—	$—	$—	$5

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

The following tables summarize the Company’s internal ratings of its loans held-for-investment, including the year of origination by portfolio segments, at December 31, 2023 (in millions):

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amort Cost Basis	Total
C&I
Risk rating:
Pass	$720	$276	$73	$36	$14	$23	$—	$1,142
Special mention	1	1	—	—	1	—	—	3
Substandard	12	2	2	1	1	2	—	20
Doubtful	—	—	—	—	—	—	—	—
Total	$733	$279	$75	$37	$16	$25	$—	1,165
Year-toDate Gross Charge-Offs	$—	$—	$1	$—	$—	$—	$—	$1

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amort Cost Basis	Total
Municipal
Risk rating:
Pass	$25	$83	$15	$10	$1	$80	$—	$214
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$25	$83	$16	$10	$1	$80	$—	215
Year-toDate Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amort Cost Basis	Total
Agricultural
Risk rating:
Pass	$63	$15	$4	$1	$1	$—	$—	$84
Special mention	—	—	—	—	—	—	—	—
Substandard	1	—	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$64	$15	$4	$1	$1	$—	$—	$85
Year-toDate Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amort Cost Basis	Total
Construction & Development
Risk rating:
Pass	$515	$311	$78	$20	$9	$6	$—	$939
Special mention	8	2	—	—	—	—	—	10
Substandard	9	4	1	—	—	—	—	14
Doubtful	—	—	—	—	—	—	—	—
Total	$532	$317	$79	$20	$9	$6	$—	$963
Year-toDate Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amort Cost Basis	Total
Farm
Risk rating:
Pass	$101	$111	$73	$24	$8	$22	$—	$339
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	5	—	1	—	6
Doubtful	—	—	—	—	—	—	—	—
Total	$101	$111	$73	$29	$8	$23	$—	$345
Year-toDate Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amort Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$167	$232	$172	$106	$41	$73	$—	$791
Special mention	—	5	1	—	—	2	—	8
Substandard	2	1	2	7	13	4	—	29
Doubtful	—	—	—	—	—	—	—	—
Total	$169	$238	$175	$113	$54	$79	$—	$828
Year-toDate Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amort Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$154	$305	$217	$114	$62	$142	$—	$994
Special mention	1	1	4	—	1	1	—	8
Substandard	3	6	4	—	7	15	—	35
Doubtful	—	—	—	—	—	—	—	—
Total	$158	$312	$225	$114	$70	$158	$—	$1,037
Year-toDate Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amort Cost Basis	Total
Residential
Risk rating:
Pass	$477	$415	$313	$158	$67	$229	$138	$1,797
Special mention	1	2	2	2	—	3	1	11
Substandard	4	4	3	3	3	7	3	27
Doubtful	—	—	—	—	—	—	—	—
Total	$482	$421	$318	$163	$70	$239	$142	$1,835
Year-toDate Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amort Cost Basis	Total
Auto
Risk rating:
Pass	$195	$212	$74	$26	$10	$2	$—	$519
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	1	1	—	—	—	3
Doubtful	—	—	—	—	—	—	—	—
Total	$195	$213	$75	$27	$10	$2	$—	$522
Year-toDate Gross Charge-Offs	$—	$1	$—	$—	$—	$—	$—	$1

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amort Cost Basis	Total
Non-Auto
Risk rating:
Pass	$71	$47	$22	$4	$1	$1	$7	$153
Special mention	—	—	—	—	—	—	—	—
Substandard	1	—	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$72	$47	$22	$4	$1	$1	$7	$154
Year-toDate Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2023	2022	2021	2020	2019	Prior	Revolving Loans Amort Cost Basis	Total
Total Loans
Risk rating:
Pass	$2,488	$2,007	$1,041	$499	$214	$578	$145	$6,972
Special mention	11	11	7	2	2	6	1	40
Substandard	32	18	14	17	24	29	3	137
Doubtful	—	—	—	—	—	—	—	—
Total	$2,531	$2,036	$1,062	$518	$240	$613	$149	$7,149
Year-toDate Gross Charge-Offs	$—	$1	$1	$—	$—	$—	$—	$2

At December 31, 2024 and 2023, the Company’s past due loans are as follows (in thousands):

December 31, 2024	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$4,232	$3,938	$1,368	$9,538	$1,167,455	$1,176,993	$258
Municipal	349	36	—	385	368,861	369,246	—
Total Commercial	4,581	3,974	1,368	9,923	1,536,316	1,546,239	258
Agricultural	917	10	795	1,722	93,821	95,543	—
Real Estate:
Construction & Development	5,652	564	609	6,825	1,047,778	1,054,603	—
Farm	433	1,128	—	1,561	338,104	339,665	—
Non-Owner Occupied CRE	666	—	1,979	2,645	802,921	805,566	—
Owner Occupied CRE	3,151	246	1,145	4,542	1,078,558	1,083,100	—
Residential	15,779	2,131	2,147	20,057	2,176,710	2,196,767	29
Total Real Estate	25,681	4,069	5,880	35,630	5,444,071	5,479,701	29
Consumer:
Auto	1,227	141	—	1,368	637,192	638,560	—
Non-Auto	137	34	—	171	152,884	153,055	—
Total Consumer	1,364	175	—	1,539	790,076	791,615	—
Total	$32,543	$8,228	$8,043	$48,814	$7,864,284	$7,913,098	$287

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

December 31, 2023	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$8,789	$1,624	$1,700	$12,113	$1,152,698	$1,164,811	$141
Municipal	102	—	—	102	214,748	214,850	—
Total Commercial	8,891	1,624	1,700	12,215	1,367,446	1,379,661	141
Agricultural	850	246	4	1,100	83,790	84,890	—
Real Estate:
Construction & Development	8,887	2,115	1,856	12,858	950,300	963,158	863
Farm	1,024	195	—	1,219	343,735	344,954	—
Non-Owner Occupied CRE	3,565	—	—	3,565	824,404	827,969	—
Owner Occupied CRE	2,818	240	1,823	4,881	1,032,400	1,037,281	—
Residential	12,293	828	2,816	15,937	1,818,656	1,834,593	—
Total Real Estate	28,587	3,378	6,495	38,460	4,969,495	5,007,955	863
Consumer:
Auto	1,482	251	24	1,757	520,102	521,859	—
Non-Auto	341	51	—	392	154,034	154,426	—
Total Consumer	1,823	302	24	2,149	674,136	676,285	—
Total	$40,151	$5,550	$8,223	$53,924	$7,094,867	$7,148,791	$1,004

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

An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses due to the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. During the years ended December 31, 2024 and 2023, respectively, loan modifications made to borrowers experiencing financial difficulty was insignificant.

An analysis of the changes in loans to officers, directors, principal shareholders, or associates of such persons for the year ended December 31, 2024 (determined as of each respective year-end) follows (in thousands):

	Beginning Balance	Additional Loans	Payments	Ending Balance
Year Ended December 31, 2024	$72,044	$106,594	$108,402	$70,236

In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.

4. LOANS HELD-FOR-SALE:

Loans held-for-sale totaled $8,235,000 and $14,253,000 at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, $442,000 and $3,176,000, respectively, are valued at the lower of cost or fair value, and the remaining amount are valued under the fair

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

value option. The change to the fair value option for loans held-for-sale was effective at June 30, 2018 and was done in conjunction with the Company’s move to mandatory delivery in the secondary market and the purchase of forward mortgage-backed securities to manage the changes in fair value (see Note 5 for additional information).

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

The fair values of IRLCs are based on current secondary market prices for underlying loans and estimated servicing value with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability (pull-through rate) net of estimated costs to originate the loan. The fair value of IRLCs is subject to change primarily due to changes in interest rates and the estimated pull-through rate. These commitments are classified as Level 3 in the fair value disclosures (see Note 10), as the valuations are based on observable market inputs.

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

The following table provides the outstanding notional balances and fair values of outstanding derivative positions (in thousands):

December 31, 2024:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$28,584	$238	$—
Forward mortgage-backed securities trades	38,500	84	—

December 31, 2023:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$28,956	$427	$—
Forward mortgage-backed securities trades	35,000	—	288

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

6. BANK PREMISES AND EQUIPMENT:

The following is a summary of bank premises and equipment (in thousands):

	Useful Life	December 31,
		2024	2023
Land	—	$39,866	$39,481
Buildings	20 to 40 years	170,746	167,450
Furniture and equipment	3 to 10 years	69,136	62,644
Leasehold improvements	Lesser of lease term or 5 to 15 years	2,910	2,936
		282,658	272,511
Less: accumulated depreciation and amortization		(130,754)	(120,723)
Total bank premises and equipment		$151,904	$151,788

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 amounted to $11,312,000, $10,842,000 and $10,818,000, respectively, and is included in the captions net occupancy expense and equipment expense in the accompanying consolidated statements of earnings.

The Company is lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $2,702,000, $2,742,000 and $2,665,000, for the years ended December 31, 2024, 2023 and 2022, respectively.

7. DEPOSITS AND BORROWINGS:

Time deposits of $250,000 or more totaled approximately $360,985,000 and $370,505,000 at December 31, 2024 and 2023, respectively.

At December 31, 2024, the scheduled maturities of time deposits (in thousands) were, as follows:

Year ending December 31,
2025	$849,310
2026	28,621
2027	10,892
2028	20,923
2029	7,528
Thereafter	2
$917,276

Deposits received from related parties at December 31, 2024 and 2023 totaled $100,493,000 and $101,973,000, respectively.

Borrowings at December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31,
	2024	2023
Securities sold under agreements with customers to repurchase	$61,416	$381,928
Federal funds purchased	14,550	1,100
Other borrowings	121,053	21,053
Total	$197,019	$404,081

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which the Company pledges certain securities that have a fair value equal to at least the amount of the borrowings. The agreements mature daily and therefore the risk arising from a decline in the fair value of the collateral pledged is minimal. The securities pledged are mortgage-backed securities. These agreements do not include “right of set-off” provisions and therefore the Company does not offset such agreements for financial reporting purposes. The weighted average interest rate on federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was 2.01% and 3.27% at December 31, 2024 and 2023, respectively.

During 2021, the Company invested in qualifying Community Development Entities ("CDE") under the federal New Market Tax Credits ("NMTC") program. See Note 9 for further discussion of our activity and related balances on the consolidated balance sheets, including the $21,053,000 in other borrowings shown above.

8. LINE OF CREDIT:

The Company renewed its loan agreement, effective June 30, 2023, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25,000,000 on a revolving line of credit. Prior to June 30, 2025, interest will be paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2025. If a balance exists at June 30, 2025, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at The Wall Street Journal Prime Rate. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 36% (low) in 2021 and 2020 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at December 31, 2024. There was no outstanding balance under the line of credit as of December 31, 2024 or 2023.

9. INCOME TAXES:

The Company files a consolidated federal income tax return. Income tax expense is comprised of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current federal income tax	$48,648	$44,335	$50,429
Current state income tax	307	346	175
Deferred federal income tax expense (benefit)	(620)	(359)	(4,205)
Income tax expense	$48,335	$44,322	$46,399

Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

	As a Percent of Pretax Earnings
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
Reductions in tax rate resulting from interest income exempt from federal income tax	(3.0)	(3.8)	(4.4)
Other	(0.2)	1.0	(0.1)
Effective income tax rate	17.8%	18.2%	16.5%

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

The approximate effects of each type of difference that gave rise to the Company’s deferred tax assets and liabilities at December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Deferred tax assets:
Tax basis of loans in excess of financial statement basis	$23,978	$21,546
Recognized for financial reporting purposes but not yet for tax purposes - deferred compensation	3,993	3,525
Net unrealized loss on investment securities available-for- sale	112,786	107,206
Other deferred tax assets	1,024	727
Total deferred tax assets	$141,781	$133,004
Deferred tax liabilities:
Financial statement basis of fixed assets in excess of tax basis	$8,655	$7,164
Intangible asset amortization deductible for tax purposes, but not for financial reporting purposes	14,611	14,207
Recognized for financial reporting purposes but not yet for tax purposes - accretion on investment securities	1,220	718
Other deferred tax liabilities	296	115
Total deferred tax liabilities	$24,782	$22,204
Net deferred tax asset (liability)	$116,999	$110,800

At December 31, 2024 and 2023, management believes that it is more likely than not that all of the deferred tax assets shown above will be realized and therefore no valuation allowance was recorded.

Low Income Housing Tax Credit Investments - During 2021, the Company began investing in an affordable housing fund that will invest in real estate projects that qualify for the federal low income housing tax credit (“LIHTC”) program designed to promote private development of low income housing. The investments made by the fund will generate a return to the Company primarily through the realization of LIHTCs, and also through federal tax deductions generated from the ongoing operating losses from the investees of the fund. The Company’s investment in the fund will be amortized through income tax expense using the proportional amortization method as related tax credits are utilized by the Company. The initial capital contribution commitment to the fund was for up to $5,500,000. An additional capital contribution commitment was made during 2024 of $7,000,000. Contributions were $3,925,000 and $615,000 at December 31, 2024 and 2023, respectively, which is included in other assets.

New Market Tax Credits - During 2021, the Company began investing in qualifying CDEs under the federal NMTC program. NMTC investments are made through the third-party CDEs which are qualified through the U.S. Department of the Treasury and receive periodic allocation of amounts under the NMTC program. NMTCs are generated from qualified investments by the CDEs utilizing equity investments made by a taxpayer, like the Company. Through these equity investments, the Company will receive the tax benefits from the NMTCs equal to 39% of the qualified investment from the CDE to qualifying eligible projects over a seven year period. The Company’s equity investments in the CDEs is amortized using the proportional amortization method and related tax credits are allocated to the Company. At December 31, 2024 and 2023, the consolidated balance sheet of the Company included an $18,000,000 loan to the investee in loans and the $21,053,000 leveraged loan from the investee in other borrowings (see Note 7). At December 31, 2024 and 2023, the consolidated balance sheet of the Company included CDE investments in other assets of $24,433,000 and $25,738,000, respectively.

Current authoritative accounting guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Current authoritative accounting guidance also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company concluded the tax benefits of positions taken and expected to be taken on its tax returns should be recognized in the financial statements under this guidance. The Company files income tax returns in the U.S. federal jurisdiction and state margin tax returns in the state of Texas. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2021 or Texas state tax examinations by tax authorities for years before 2020. As of December 31, 2024 and 2023, the Company believes that there are no uncertain tax positions.

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

Years Ended December 31, 2024, 2023 and 2022

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

There were no transfers between Level 2 and Level 3 during the years ended December 31, 2024, 2023 and 2022.

The following table summarizes the Company’s available-for-sale securities, loans held-for-sale, and derivatives which are measured at fair value on a recurring basis as of December 31, 2024 and 2023 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

December 31, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$273,562	$—	$—	$273,562
Obligations of state and political subdivisions	—	1,440,245	—	1,440,245
Corporate bonds	—	101,238	—	101,238
Residential mortgage-backed securities	—	2,350,534	—	2,350,534
Commercial mortgage-backed securities	—	447,752	—	447,752
Other securities	4,428	—	—	4,428
Total	$277,990	$4,339,769	$—	$4,617,759
Loans held-for-sale	$—	$7,793	$—	$7,793
IRLCs	$—	$—	$238	$238
Forward mortgage-backed securities traded	$—	$84	$—	$84

December 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$482,234	$—	$—	$482,234
Obligations of state and political subdivisions	—	1,497,157	—	1,497,157
Corporate bonds	—	100,471	—	100,471
Residential mortgage-backed securities	—	2,364,092	—	2,364,092
Commercial mortgage-backed securities	—	284,324	—	284,324
Other securities	4,484	—	—	4,484
Total	$486,718	$4,246,044	$—	$4,732,762
Loans held-for-sale	$—	$11,077	$—	$11,077
IRLCs	$—	$—	$427	$427
Forward mortgage-backed securities traded	$—	$(288)	$—	$(288)

The following table summarizes the Company’s loans held-for-sale at fair value and the net unrealized gains as of the balance sheet dates shown below (in thousands):

	December 31,
	2024	2023
Unpaid principal balance on loans held-for-sale	$7,636	$10,757
Net unrealized gains on loans held-for-sale	157	320
Loans held-for-sale at fair value	$7,793	$11,077

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

The following table summarizes the Company’s gains on sale and fees of mortgage loans for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Years ended December 31,
	2024	2023	2022
Realized gain on sale and fees on mortgage loans*	$13,170	$12,116	$20,357
Change in fair value on loans held-for-sale and IRLCs	(359)	147	(1,554)
Change in forward mortgage-backed securities trades	372	(373)	232
Total gain on sale of mortgage loans	$13,183	$11,890	$19,035

* This includes gain on loans held-for-sale carried under the fair value method and lower of cost or market.

No residential mortgage loans held-for-sale were 90 days or more past due or considered nonaccrual as of December 31, 2024 or 2023. No significant credit losses were recognized on mortgage loans held-for-sale for the years ended December 31, 2024, 2023 and 2022.

Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a nonrecurring basis during the years ended December 31, 2024 and 2023 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no significant other real estate owned properties that were re-measured subsequent to their initial transfer to other real estate owned during the years ended December 31, 2024 and 2023.

At December 31, 2024 and 2023, other real estate owned totaled $811,000 and $483,000, respectively. At December 31, 2022, the Company had no other real estate owned.

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

Years Ended December 31, 2024, 2023 and 2022

The carrying value and the estimated fair value of the Company’s contractual off-balance-sheet unfunded lines of credit, loan commitments and letters of credit, which are generally priced at market at the time of funding, are not material.

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at December 31, 2024 and 2023, were as follows (in thousands):

	2024		2023
	Carrying	Estimated	Carrying	Estimated	Fair Value
	Value	Fair Value	Value	Fair Value	Hierarchy
Cash and due from banks	$259,996	$259,996	$281,354	$281,354	Level 1
Interest-bearing demand deposits in banks	503,417	503,417	255,237	255,237	Level 1
Available-for-sale securities	4,617,759	4,617,759	4,732,762	4,732,762	Levels 1 and 2
Loans held-for-investment, net of allowance for credit losses	7,814,773	7,806,258	7,060,057	7,036,722	Level 3
Loans held-for-sale	8,235	8,276	14,253	14,378	Level 2
Accrued interest receivable	60,749	60,749	58,544	58,544	Level 2
Deposits with stated maturities	917,276	919,774	938,980	938,534	Level 2
Deposits with no stated maturities	11,181,898	11,181,898	10,199,320	10,199,320	Level 1
Repurchase Agreements	61,416	61,416	381,928	381,928	Level 2
Borrowings	135,603	135,603	22,153	22,153	Level 2
Accrued interest payable	6,909	6,909	10,215	10,215	Level 2
IRLCs	238	238	427	427	Level 3
Forward mortgage-backed securities trades	84	84	(288)	(288)	Level 2

11. COMMITMENTS AND CONTINGENCIES:

The Company is engaged in legal actions arising from the normal course of business. In management’s opinion, the Company has adequate legal defenses with respect to these actions, and as of December 31, 2024 the resolution of these matters is not expected to have material adverse effects upon the results of operations or financial condition of the Company.

The Company leases a portion of its bank premises and equipment under operating leases. At December 31, 2024, future minimum lease commitments were: 2025 - $525,000, 2026 - $201,000, 2027 - $128,000, 2028 - $70,000 and 2029 - $31,000 and none thereafter.

12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At December 31, 2024 and 2023, the Company’s reserve for unfunded commitments totaled $8,677,000 and $7,903,000, respectively, which is recorded in other liabilities.

Our exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for unfunded lines of credit, commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. We generally use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Commitments as of December 31, 2024 and 2023, are shown below (dollars in thousands):

	December 31,
	2024	2023
Financial instruments whose contract amounts represent credit risk:
Unfunded lines of credit	$1,257,716	$1,129,645
Unfunded commitments to extend credit	852,548	758,351
Standby letters of credit	56,038	35,093
Total commitments	$2,166,302	$1,923,089

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

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

The Company matches a maximum of 4% on employee deferrals of 5% of their employee compensation. Total expense for this match in 2024, 2023 and 2022 was $3,924,000, $3,750,000 and $3,675,000, respectively, and is included in salaries and employee benefits in the statements of earnings.

Costs related to the Company’s profit sharing plan totaled approximately $9,466,000, $1,373,000 and $4,233,000 in 2024, 2023 and 2022, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of earnings. As of December 31, 2024 and 2023, the profit sharing plan’s ESOP assets included First Financial Bankshares, Inc. common stock of 1,972,996 and 2,061,918 shares valued at approximately $71,584,000 and $62,476,000, respectively.

The Company has a non-qualified “excess benefit” plan where executives, whose Company contributions to the profit sharing plan and employer match under the 401(k) feature are curtailed due to Internal Revenue Service limitations, received contributions from the Company equal to the amount under qualified plans as if there had been no Internal Revenue Service limitations. This plan used the same contribution formula and vesting requirements as the 401(k) and profit sharing plan. This "Make Whole Plan" was frozen to new participants and contributions effective December 31, 2018. As of December 31, 2024 and 2023, the Make Whole Plan held 114,495 and 117,447 shares, respectively, in trust for the Company’s executives. There were no contributions to this plan during the years ended December 31, 2024, 2023 and 2022.

The Company adopted a Supplemental Executive Retirement Plan (“SERP”), effective January 1, 2019, which was amended effective January 1, 2022. The SERP benefits certain key senior executives of the Company who are selected by the Board to participate. The SERP is intended to provide a benefit from the Company upon retirement, death, disability or voluntary or involuntary termination of services (other than “for cause”). Under the SERP, the Company may, but is not required to, make discretionary contributions to the executive’s accounts from time to time. The contributions may be fully vested or subject to vesting conditions imposed by the Board of

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

Directors with respect to the contributions; provided, however, that all unvested amounts credited to an executive’s account will become fully vested upon the executive’s death or disability or upon the occurrence of a change of control (as defined in the SERP). Company contributions to the SERP on behalf of an executive are credited with earnings and losses based on the executive’s investment elections. The investment options under the SERP are currently the same as those offered under the Company’s profit sharing plan, except that Company stock can not be purchased as an investment option under the SERP. An executive’s vested account is payable to the participant following his or her termination in a single lump sum or installments, as elected by the participant. The SERP as amended allows selected participants to defer base and incentive compensation as well as the receipt of shares from vested restricted and performance stock units into the plan. At December 31, 2024 and 2023, other assets on the consolidated balance sheet include $5,230,000 and $3,518,000 of SERP balances, respectively. The Company made contributions totaling $391,000, $198,000 and $445,000 to the SERP for the years ended December 31, 2024, 2023 and 2022, subsequent to the respective year ends, for certain executive officers.

The Company has a directors’ deferred compensation plan whereby the directors may elect to defer up to 100% of their directors’ fees. All deferred compensation is invested in the Company’s common stock held in a rabbi trust wherein the funds are used to purchase Company common shares on the open market. The stock is held in nominee name of the trustee, and the principal and earnings of the trust are held separate and apart from other funds of the Company and are used exclusively for the uses and purposes of the deferred compensation agreement. The accounts of the trust have been consolidated in the financial statements of the Company. As of December 31, 2024 and 2023, the rabbi trust held 929,735 and 930,152 shares, respectively, in trust for the Company’s directors and are reflected as treasury shares on the consolidated financial statements.

The Company has acquired life insurance policies on certain current and former executives and directors of acquired entities. At December 31, 2024 and 2023, other assets on the consolidated balance sheet include $33,895,000 and $34,136,000 and reported cash value income (net of related insurance premium expenses) of $1,810,000, $891,000 and $836,000 in 2024, 2023 and 2022, respectively.

15. DIVIDENDS FROM SUBSIDIARIES:

At December 31, 2024, $428,661,000 was available for the declaration of dividends by the Company’s subsidiaries without the prior approval of regulatory agencies.

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

As of December 31, 2024 and 2023, we had a total risk-based capital ratio of 20.00% and 19.62%, a Tier 1 capital to risk-weighted assets ratio of 18.83% and 18.50%; a common equity Tier 1 capital to risk-weighted assets ratio of 18.83% and 18.50%, and a Tier 1 leverage ratio of 12.49% and 12.06%, respectively. The regulatory capital ratios as of December 31, 2024 and 2023 were calculated under Basel III rules.

As of December 31, 2024 and 2023, the regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

	Actual		Minimum Capital Required-Basel III Fully Phased-In*		Required to be Considered Well- Capitalized
As of December 31, 2024:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,838,118	20.00%	$965,103	10.50%	$919,146	10.00%
First Financial Bank	$1,698,590	18.53%	$962,524	10.50%	$916,689	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,731,116	18.83%	$781,274	8.50%	$551,487	6.00%
First Financial Bank	$1,591,588	17.36%	$779,186	8.50%	$733,351	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,731,116	18.83%	$643,402	7.00%	—	N/A
First Financial Bank	$1,591,588	17.36%	$641,682	7.00%	$595,848	6.50%
Leverage Ratio:
Consolidated	$1,731,116	12.49%	$367,658	4.00%	—	N/A
First Financial Bank	$1,591,588	11.53%	$366,676	4.00%	$458,345	5.00%

	Actual		Minimum Capital Required-Basel III Fully Phased-In*		Required to be Considered Well- Capitalized
As of December 31, 2023:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,697,999	19.62%	$908,870	10.50%	$865,590	10.00%
First Financial Bank	$1,518,365	17.59%	$906,541	10.50%	$863,372	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,601,361	18.50%	$735,752	8.50%	$519,354	6.00%
First Financial Bank	$1,421,727	16.47%	$733,866	8.50%	$690,698	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,601,361	18.50%	$605,913	7.00%	—	N/A
First Financial Bank	$1,421,727	16.47%	$604,361	7.00%	$561,192	6.50%
Leverage Ratio:
Consolidated	$1,601,361	12.06%	$346,236	4.00%	—	N/A
First Financial Bank	$1,421,727	10.75%	$345,349	4.00%	$431,686	5.00%

In connection with the adoption of the Basel III regulatory capital framework, our subsidiary bank made the election to continue to exclude accumulated other comprehensive income from available-for-sale securities (“AOCI”) from capital in connection with its quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

In connection with the First Financial Trust & Asset Management Company's (the “Trust Company”) application to obtain our trust charter, the Trust Company is required to maintain tangible net assets of $2,000,000 at all times. As of December 31, 2024, our Trust Company had tangible net assets totaling $67,214,000.

Our subsidiary bank may be required at times to maintain reserve balances with the Federal Reserve Bank. At December 31, 2024 and 2023, there was no subsidiary bank’s reserve balance required, respectively.

17. STOCK BASED COMPENSATION:

On April 27, 2021, the Company's shareholders approved the 2021 Omnibus Stock and Incentive Plan ("2021 Plan") and reserved 2,500,000 shares of the Company's common stock for issuance under this plan. At December 31, 2024, the Company had 1,222,315 shares of stock available for issuance under the 2021 Plan. The 2021 Plan supersedes all prior stock option and restricted stock plans with shares previously reserved for issuance under such plans cancelled.

Restricted Stock Units

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

Under the 2021 Plan, the Company grants restricted stock units under compensation agreements for the benefit of employees, executive officers and directors. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements. The following table summarizes information about the changes in restricted stock units for the years ended December 31, 2024, 2023 and 2022, respectively.

	For the year ended		For the year ended		For the year ended
	December 31, 2024		December 31, 2023		December 31, 2022
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	53,817	$37.04	39,657	$47.83	22,597	$48.91
Grants	45,064	34.37	33,294	29.53	24,833	47.19
Vesting	(24,075)	40.35	(14,553)	48.00	(7,425)	48.91
Forfeited/expired	(3,150)	34.53	(4,581)	41.09	(348)	48.91
Balance at end of period	71,656	$34.36	53,817	$37.04	39,657	$47.83

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

The following table summarizes information about the changes in PSUs as of and for the years ended December 31, 2024, 2023 and 2022, respectively.

	For the year ended		For the year ended		For the year ended
	December 31, 2024		December 31, 2023		December 31, 2022
	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	75,227	$40.24	47,082	$48.00	22,597	$48.91
Grants	45,064	34.37	33,294	29.53	24,833	47.19
Vesting	(20,532)	48.91	—	—	—	—
Forfeited/expired	(3,553)	35.14	(5,149)	41.95	(348)	48.91
Balance at end of period	96,206	$35.83	75,227	$40.24	47,082	$48.00

At December 31, 2024, the vesting period for the PSUs that were granted in 2022 had been satisfied. These shares will not be reflected in the shares vested until the outcome of the peer performance condition is determined and the vesting is settled in the first quarter of 2025.

Restricted Stock Awards

Under the 2021 Plan, the Company grants restricted stock awards under compensation agreements for the benefit of employees, officers and directors. Restricted stock awards are subject to time-based vesting.

The following table summarizes information about vested and unvested restricted stock.

	For the year ended		For the year ended		For the year ended
	December 31, 2024		December 31, 2023		December 31, 2022
	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	25,190	$27.79	24,813	$36.21	46,598	$35.75
Grants	24,348	30.91	25,190	27.79	15,425	40.89
Vesting	(25,190)	27.79	(23,708)	36.40	(37,010)	37.61
Forfeited/expired	—	—	(1,105)	29.70	(200)	29.70
Balance at end of period	24,348	$30.91	25,190	$27.79	24,813	$36.21

The total fair value of restricted stock vested was $2,276,000, $1,082,000 and $1,861,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company recorded restricted stock unit, performance-based restricted stock unit and restricted stock award expense for employees of $2,021,000, $1,826,000 and $1,887,000, respectively, for the years ended December 31, 2024, 2023 and 2022. The Company recorded director expense related to these restricted stock grants of $729,000, $667,000 and $631,000 for the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024 and 2023, there were $4,025,000 and $3,258,000, respectively, of total unrecognized compensation cost related to consolidated unvested restricted stock units, performance-based restricted stock units and restricted stock awards, which is expected to be recognized over a weighted-average period of 0.96 years and 1.19 years, respectively. At December 31, 2024 and 2023, there was $141,000 and $124,000, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

Stock Option Plan

Prior to approval of the 2021 Plan, the 2012 Incentive Stock Option Plan (the "2012 Plan") provided for the granting of options to employees of the Company at prices not less than market value at the date of the grant. The 2012 Plan provided that options granted vest and are exercisable after two years from the date of grant and vest at a rate of 20% each year thereafter and have a 10-year term. The most recent grants from the 2021 Plan provided that 20% of the options granted vest and are exercisable after one year from the date of grant and the remaining options vest and are exercisable at a rate of 20% each year thereafter and have a 10-year term. Shares are issued under the 2012 Plan and the 2021 Plan from available authorized shares. An analysis of stock option activity for the year ended December 31, 2024 is presented in the table and narrative below:

	Shares	Weighted- Average Ex. Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding, beginning of year	1,552,249	$30.45
Granted	270,495	34.37
Exercised	(163,521)	20.28
Cancelled	(73,797)	34.75
Outstanding, end of year	1,585,426	31.96	5.87	$10,894
Exercisable at end of year	919,010	$28.61	4.12	$9,081

The options outstanding at December 31, 2024 had exercise prices ranging between $16.95 and $48.91. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The following table summarizes information concerning outstanding and vested stock options as of December 31, 2024:

Exercise Price	Number Outstanding	Remaining Contracted Life (Years)	Number Vested
$16.95	163,492	0.8	136,492
$21.18	315,397	2.4	315,397
$29.70	258,180	4.5	201,070
$34.55	6,700	5.1	3,900
$48.91	168,271	6.6	102,469
$47.19	201,918	7.6	82,856
$29.53	229,312	8.6	76,826
$34.37	269,156	9.6	—

The fair value of the options granted during 2024 were estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 3.69%; expected dividend yield of 2.09%; expected life of 5.70 years; and expected volatility of 31.65%. The fair value of the options granted during 2023 were estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 4.39%; expected dividend yield of 2.44%; expected life of 5.81 years; and expected volatility of 30.58%. The fair value of options granted during 2022 were estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 2.92%; expected dividend yield of 1.44%; expected life of 6.02 years; and expected volatility of 28.72%.

The weighted-average grant-date fair value of options granted during 2024, 2023 and 2022 was $9.96, $8.41 and $13.30, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022, was $2,338,000, $1,585,000 and $9,131,000, respectively. The Company recorded stock option expense totaling $2,184,000, $1,763,000 and $1,440,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, there was $5,212,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.25

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

years. The total fair value of shares vested during the years ended December 31, 2024, 2023 and 2022 was $2,131,000, $2,121,000 and $1,750,000.

18. CONDENSED FINANCIAL INFORMATION—PARENT COMPANY:

Condensed Balance Sheets -

December 31, 2024 and 2023

ASSETS	2024	2023
Cash in subsidiary bank (1)	$58,957	$92,905
Cash in unaffiliated banks (1)	—	2
Interest-bearing deposits in subsidiary bank (1)	35,629	50,412
Total cash and cash equivalents	94,586	143,319
Securities available-for-sale, at fair value	2,124	2,200
Investment in and advances to subsidiaries, at equity (1)	1,535,310	1,376,986
Intangible assets	723	723
Other assets	9,085	7,044
Total assets	$1,641,828	$1,530,272
LIABILITIES AND SHAREHOLDERS’ EQUITY
Total liabilities	$35,268	$31,372
Shareholders’ equity:
Common stock	1,429	1,427
Capital surplus	689,338	681,246
Retained earnings	1,340,082	1,219,525
Treasury stock	(12,905)	(11,855)
Deferred compensation	12,905	11,855
Accumulated other comprehensive earnings	(424,289)	(403,298)
Total shareholders’ equity	1,606,560	1,498,900
Total liabilities and shareholders’ equity	$1,641,828	$1,530,272

(1)
Eliminates in consolidation.

Condensed Statements of Earnings -

For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Income:
Cash dividends from subsidiaries (1)	$55,500	$133,500	$67,500
Excess of earnings over dividends of subsidiaries (1)	177,467	72,444	174,741
Other	2,002	1,783	62
Total income	234,969	207,727	242,303
Expenses:
Salaries and employee benefits	9,314	6,129	6,541
Other operating expenses	4,791	4,521	4,106
Total expense	14,105	10,650	10,647
Earnings before income taxes	220,864	197,077	231,656
Income tax benefit	2,647	1,900	2,819
Net earnings	$223,511	$198,977	$234,475

(1)
Eliminates in consolidation.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

Condensed Statements of Cash Flows -

For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Cash flows from operating activities:
Net earnings	$223,511	$198,977	$234,475
Adjustments to reconcile net earnings to net cash provided by operating activities:
Excess of earnings over dividends of subsidiaries	(177,467)	(72,444)	(174,741)
Depreciation and amortization, net	166	116	188
Decrease in other assets	2,033	698	645
Increase (decrease) in other liabilities	3,494	(2,721)	933
Other	—	2	—
Net cash provided by operating activities	51,737	124,628	61,500
Cash flows from investing activities:
Purchases of bank premises and equipment and software	(717)	—	(385)
Net cash provided by (used in) investing activities	(717)	—	(385)
Cash flows from financing activities:
Proceeds from stock option exercises	3,160	2,132	6,545
Cash dividends paid	(102,913)	(99,965)	(91,315)
Repurchase of stock	—	(2,735)	(9,449)
Net cash used in financing activities	(99,753)	(100,568)	(94,219)
Net increase (decrease) in cash and cash equivalents	(48,733)	24,060	(33,104)
Cash and cash equivalents, beginning of year	143,319	119,259	152,363
Cash and cash equivalents, end of year	$94,586	$143,319	$119,259