Form 10-Q
period 2025-03-31
FIRST FINANCIAL BANKSHARES INC
filed 2025-05-06
CIK 36029

2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 6, 2025
Common Stock, $0.01 par value per share	143,050,318

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. and Subsidiaries (the “Company” or “we”) at March 31, 2025 and 2024 (unaudited), and December 31, 2024, and the consolidated statements of earnings, comprehensive earnings (loss) and shareholders’ equity for the three-months ended March 31, 2025 and 2024 (unaudited), and the consolidated statements of cash flows for the three-months ended March 31, 2025 and 2024 (unaudited), and notes to consolidated financial statements (unaudited), follow on pages 4 through 40.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	March 31,		December 31,
	2025	2024	2024
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$232,943	$222,464	$259,996
FEDERAL FUNDS SOLD	11,750	12,300	—
INTEREST-BEARING DEMAND DEPOSITS IN BANKS	682,362	365,397	503,417
Total cash and cash equivalents	927,055	600,161	763,413
SECURITIES AVAILABLE-FOR-SALE, at fair value (amortized cost of these securities was $5,253,099, $5,217,517, and $5,155,305 as of March 31, 2025 and 2024, and December 31, 2024, respectively)	4,760,431	4,658,526	4,617,759
LOANS:
Held-for-investment	7,945,611	7,229,410	7,913,098
Less—allowance for credit losses	(101,080)	(89,562)	(98,325)
Net loans held-for-investment	7,844,531	7,139,848	7,814,773
Held-for-sale ($13,997, $15,080, and $7,793, at fair value at March 31, 2025 and 2024, and December 31, 2024, respectively)	14,348	16,109	8,235
BANK PREMISES AND EQUIPMENT, net	150,589	151,953	151,904
INTANGIBLE ASSETS, net	313,909	314,465	314,004
OTHER ASSETS	301,251	310,096	309,330
Total assets	$14,312,114	$13,191,158	$13,979,418
LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$3,356,553	$3,348,147	$3,348,041
INTEREST-BEARING DEPOSITS	9,110,218	7,941,661	8,751,133
Total deposits	12,466,771	11,289,808	12,099,174
DIVIDENDS PAYABLE	25,775	25,754	25,753
REPURCHASE AGREEMENTS	56,606	307,297	61,416
BORROWINGS	26,978	26,803	135,603
OTHER LIABILITIES	55,723	50,129	50,912
Total liabilities	12,631,853	11,699,791	12,372,858
SHAREHOLDERS’ EQUITY:
COMMON STOCK — $0.01 par value, authorized 200,000,000 shares; 143,019,433, 142,817,159, and 142,944,704 shares issued at March 31, 2025 and 2024, and December 31, 2024, respectively	1,430	1,428	1,429
CAPITAL SURPLUS	692,068	683,997	689,338
RETAINED EARNINGS	1,375,652	1,247,169	1,340,082
TREASURY STOCK (shares at cost: 928,353, 931,427, and 929,735 at March 31, 2025 and 2024, and December 31, 2024, respectively)	(13,263)	(12,120)	(12,905)
DEFERRED COMPENSATION	13,263	12,120	12,905
ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS), net	(388,889)	(441,227)	(424,289)
Total shareholders’ equity	1,680,261	1,491,367	1,606,560
Total liabilities and shareholders’ equity	$14,312,114	$13,191,158	$13,979,418

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS—(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three-Months Ended March 31,
	2025	2024
INTEREST INCOME:
Interest and fees on loans	$130,981	$117,091
Interest on investment securities:
Taxable	25,034	19,952
Exempt from federal income tax	7,831	7,737
Interest on federal funds sold and interest-bearing demand deposits in banks	3,264	4,715
Total interest income	167,110	149,495
INTEREST EXPENSE:
Interest on deposits	47,549	45,251
Interest on repurchase agreements and borrowings	772	4,002
Total interest expense	48,321	49,253
Net interest income	118,789	100,242
PROVISION FOR CREDIT LOSSES	3,528	808
Net interest income after provision for credit losses	115,261	99,434
NONINTEREST INCOME:
Trust fees	12,653	11,379
Service charges on deposit accounts	6,177	6,246
Debit card fees	4,967	4,891
Credit card fees	577	631
Gain on sale and fees on mortgage loans	2,832	3,128
Net gain on sale of available-for-sale securities	—	—
Net gain (loss) on sale of foreclosed assets	(35)	—
Net gain on sale of other assets	—	—
Loan recoveries	574	555
Other noninterest income	2,485	2,553
Total noninterest income	30,230	29,383
NONINTEREST EXPENSE:
Salaries, commissions and employee benefits	42,142	36,683
Net occupancy expense	3,720	3,470
Equipment expense	2,321	2,237
FDIC insurance premiums	1,575	1,965
Debit card expense	3,373	3,058
Professional and service fees	2,650	2,396
Printing, stationery and supplies	482	447
Operational and other losses	540	1,154
Software amortization and expense	3,732	3,005
Amortization of intangible assets	95	157
Other noninterest expense	9,705	9,368
Total noninterest expense	70,335	63,940
EARNINGS BEFORE INCOME TAXES	75,156	64,877
INCOME TAX EXPENSE	13,810	11,480
NET EARNINGS	$61,346	$53,397
NET EARNINGS PER SHARE, BASIC	$0.43	$0.37
NET EARNINGS PER SHARE, DILUTED	$0.43	$0.37
DIVIDENDS PER SHARE	$0.18	$0.18

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) —(UNAUDITED)

(Dollars in thousands)

	Three-Months Ended March 31,
	2025	2024
NET EARNINGS	$61,346	$53,397
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for- sale, before income taxes	44,810	(48,011)
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings, before income taxes	—	—
Total other items of comprehensive earnings (loss)	44,810	(48,011)
Income tax benefit (expense) related to:
Change in unrealized gain (loss) on investment securities available-for- sale	(9,410)	10,082
Reclassification adjustment for realized gains (losses) on investment securities included in net earnings	—	—
Comprehensive earnings (loss) tax benefit (expense)	(9,410)	10,082
COMPREHENSIVE EARNINGS (LOSS)	$96,746	$15,468

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive Earnings	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Loss)	Equity
Balances at December 31, 2023	142,716,939	$1,427	$681,246	$1,219,525	(930,152)	$(11,855)	$11,855	$(403,298)	$1,498,900
Net earnings (unaudited)	—	—	—	53,397	—	—	—	—	53,397
Stock option exercises/ stock unit conversions/ restricted stock activity (unaudited)	100,220	1	1,622	—	—	—	—	—	1,623
Cash dividends declared, $0.18 per share (unaudited)	—	—		(25,753)	—	—	—	—	(25,753)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(37,929)	(37,929)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(1,275)	(265)	265	—	—
Stock-based compensation expense (unaudited)	—	—	1,129	—	—	—	—	—	1,129
Balances at March 31, 2024 (unaudited)	142,817,159	$1,428	$683,997	$1,247,169	(931,427)	$(12,120)	$12,120	$(441,227)	$1,491,367
Balances at December 31, 2024	142,944,704	$1,429	$689,338	$1,340,082	(929,735)	$(12,905)	$12,905	$(424,289)	$1,606,560
Net earnings (unaudited)	—	—	—	61,346	—	—	—	—	61,346
Stock option exercises/ stock unit conversions/ restricted stock activity (unaudited)	74,729	1	803	—	—	—	—	—	804
Cash dividends declared, $0.18 per share (unaudited)	—	—	—	(25,776)	—	—	—	—	(25,776)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	35,400	35,400
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	1,382	(358)	358	—	—
Stock-based compensation expense (unaudited)	—	—	1,927	—	—	—	—	—	1,927
Balances at March 31, 2025 (unaudited)	143,019,433	$1,430	$692,068	$1,375,652	(928,353)	$(13,263)	$13,263	$(388,889)	$1,680,261

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)

(Dollars in thousands)

	Three-Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$61,346	$53,397
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,500	3,221
Provision for credit losses	3,528	808
Securities premium amortization, net	9,506	11,153
Loss on sale of securities and other assets, net	35	—
Stock-based compensation	1,927	1,129
Net tax benefit from stock-based compensation	59	102
Change in loans held-for-sale	(5,882)	(1,797)
Change in other assets	(1,408)	(4,245)
Change in other liabilities	4,215	11,875
Total adjustments	15,480	22,246
Net cash provided by operating activities	76,826	75,643
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	—	—
Maturities	5,234,555	3,644,519
Purchases	(5,341,856)	(3,629,507)
Net increase in loans held-for-investment	(32,980)	(80,652)
Purchases of bank premises, equipment and software	(2,115)	(3,912)
Proceeds from sale of bank premises and equipment and other assets	—	41
Net cash used in investing activities	(142,396)	(69,511)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	8,512	(87,439)
Net increase in interest-bearing deposits	359,085	238,947
Net increase (decrease) in repurchase agreements and borrowings	(113,435)	(69,981)
Common stock transactions:
Proceeds from stock option exercises/stock unit conversions/restricted stock activity	804	1,623
Dividends paid	(25,754)	(25,712)
Net cash provided by financing activities	229,212	57,438
NET INCREASE IN CASH AND CASH EQUIVALENTS	163,642	63,570
CASH AND CASH EQUIVALENTS, beginning of period	763,413	536,591
CASH AND CASH EQUIVALENTS, end of period	$927,055	$600,161
SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$48,694	$51,106
Transfer of loans to other real estate	—	454

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

First Financial Bankshares, Inc., a Texas corporation (“Bankshares,” “Company,” “we” or “us”), is a financial holding company which owns all of the capital stock of First Financial Bank, which had 79 locations located in Texas as of March 31, 2025. The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which First Financial Bank is located. In addition, the Company also owns First Financial Trust & Asset Management Company, First Financial Insurance Agency, Inc. (inactive), First Technology Services, Inc., FFB Investment Paris Fund, LLC, and FFB Portfolio Management, Inc.

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

Stock Repurchase

On July 23, 2024, the Company’s Board of Directors extended the authorization to repurchase up to 5,000,000 common shares through July 31, 2025. The prior authorization had been in place since July 27, 2021. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades, or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Under the previous authorization effective through July 31, 2024, the Company repurchased and retired 101,337 shares (all during September 2023) at an average price of $26.99 per share. There have been no repurchases under the current authorization extension.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of securities and report accrued interest separately in other assets on the consolidated balance sheets. A security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to securities reversed against interest income for the three-months ended March 31, 2025 or 2024, respectively.

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

At March 31, 2025 and 2024, and December 31, 2024, no allowance for credit losses - available-for-sale securities was recorded.

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

At March 31, 2025 and 2024, and December 31, 2024, the Company held no securities that were classified as held-to-maturity.

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

Allowance for Credit Losses - Off-Balance-Sheet/Reserve for Unfunded Commitments

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. These obligations include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. At March 31, 2025, the Company’s reserve for unfunded commitments totaled $9,214,000. The reserve for unfunded commitments totaled $7,455,000 at March 31, 2024 and $8,677,000 at December 31, 2024, respectively. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheet.

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

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year. There was no impairment recorded during the three-months ended March 31, 2025 or 2024, respectively.

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

Accumulated Other Comprehensive Earnings (Loss)

Unrealized net losses on the Company’s available-for-sale securities, net of applicable income taxes, totaled $388,889,000, $441,227,000 and $424,289,000 at March 31, 2025, and 2024, and December 31, 2024, respectively, are included in accumulated other comprehensive earnings (loss) as a separate component of shareholders' equity.

Income Taxes

The Company’s provision for income taxes is based on income before income taxes adjusted for permanent differences between financial reporting and taxable income. Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. As of March 31, 2025, and 2024, and December 31, 2024, deferred tax assets totaled $106,228,000, $122,844,000 and $116,999,000, respectively, and were included in other assets on the consolidated balance sheets.

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

Per Share Data

Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. The Company calculates dilutive EPS assuming all outstanding stock options to purchase common shares and unvested restricted stock shares and units have been exercised and/or vested at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is determined by application of the treasury stock method, whereby the proceeds from the exercised options and unearned compensation for both restricted stock and stock options are assumed to be used to purchase common shares at the average market price during the respective period. There were 368,000 and 417,000 anti-dilutive shares for the three-months ended March 31, 2025 and 2024, respectively, that were excluded from the computation of EPS. The following table reconciles the computation of basic EPS to diluted EPS:

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended March 31, 2025:
Net earnings per share, basic	$61,346	142,949,514	$0.43
Effect of stock options and stock grants	—	405,634	—
Net earnings per share, diluted	$61,346	143,355,148	$0.43

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended March 31, 2024:
Net earnings per share, basic	$53,397	142,724,674	$0.37
Effect of stock options and stock grants	—	304,775	—
Net earnings per share, diluted	$53,397	143,029,449	$0.37

Note 2 - Securities

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, allowance for credit losses and the fair value of available-for-sale securities are as follows (dollars in thousands):

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$216,650	$3	$(2,979)	$213,674
Obligations of states and political subdivisions	1,569,885	239	(160,637)	1,409,487
Residential mortgage-backed securities	2,727,421	2,126	(324,666)	2,404,881
Commercial mortgage-backed securities	627,318	4,040	(5,697)	625,661
Corporate bonds and other	111,825	64	(5,161)	106,728
Total securities available-for-sale	$5,253,099	$6,472	$(499,140)	$4,760,431

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$445,399	$—	$(13,231)	$432,168
Obligations of states and political subdivisions	1,592,523	570	(139,058)	1,454,035
Residential mortgage-backed securities	2,685,896	72	(386,691)	2,299,277
Commercial mortgage-backed securities	381,198	52	(12,344)	368,906
Corporate bonds and other	112,501	—	(8,361)	104,140
Total securities available-for-sale	$5,217,517	$694	$(559,685)	$4,658,526

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$278,155	$2	$(4,595)	$273,562
Obligations of states and political subdivisions	1,578,749	338	(138,842)	1,440,245
Residential mortgage-backed securities	2,729,096	184	(378,746)	2,350,534
Commercial mortgage-backed securities	457,311	99	(9,658)	447,752
Corporate bonds and other	111,994	50	(6,378)	105,666
Total securities available-for-sale	$5,155,305	$673	$(538,219)	$4,617,759

The Company did not hold any securities classified as held-to-maturity at March 31, 2025, March 31, 2024, or December 31, 2024.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at March 31, 2025 and 2024, and December 31, 2024, were computed by using scheduled amortization of balances and historical prepayment rates.

The carrying value and estimated fair value of available-for-sale securities at March 31, 2025, by contractual and expected maturity, are shown below (dollars in thousands):

	Carrying	Estimated
	Value	Fair Value
Due within one year	$279,646	$276,226
Due after one year through five years	1,868,240	1,754,031
Due after five years through ten years	1,795,546	1,608,902
Due after ten years	1,309,667	1,121,272
Total	$5,253,099	$4,760,431

The following tables disclose as of March 31, 2025 and 2024, and December 31, 2024, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
March 31, 2025	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$—	$—	$211,193	$(2,979)	$211,193	$(2,979)
Obligations of states and political subdivisions	72,501	(2,111)	1,329,121	(158,526)	1,401,622	(160,637)
Residential mortgage-backed securities	167,666	(1,950)	2,059,869	(322,716)	2,227,535	(324,666)
Commercial mortgage-backed securities	16,992	(179)	188,744	(5,518)	205,736	(5,697)
Corporate bonds and other	9,908	(14)	91,832	(5,147)	101,740	(5,161)
Total	$267,067	$(4,254)	$3,880,759	$(494,886)	$4,147,826	$(499,140)

	Less than 12 Months		12 Months or Longer		Total
March 31, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$2,438	$(16)	$429,730	$(13,215)	$432,168	$(13,231)
Obligations of states and political subdivisions	33,073	(114)	1,398,108	(138,944)	1,431,181	(139,058)
Residential mortgage-backed securities	22,586	(299)	2,261,311	(386,392)	2,283,897	(386,691)
Commercial mortgage-backed securities	64,721	(507)	275,924	(11,837)	340,645	(12,344)
Corporate bonds and other	—	—	104,140	(8,361)	104,140	(8,361)
Total	$122,818	$(936)	$4,469,213	$(558,749)	$4,592,031	$(559,685)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$—	$—	$271,088	$(4,595)	$271,088	$(4,595)
Obligations of states and political subdivisions	56,777	(1,224)	1,361,628	(137,618)	1,418,405	(138,842)
Residential mortgage-backed securities	198,385	(4,990)	2,048,727	(373,756)	2,247,112	(378,746)
Commercial mortgage-backed securities	196,640	(2,249)	190,189	(7,409)	386,829	(9,658)
Corporate bonds and other	4,871	(44)	95,840	(6,334)	100,711	(6,378)
Total	$456,673	$(8,507)	$3,967,472	$(529,712)	$4,424,145	$(538,219)

The number of investments in an unrealized loss position totaled 775 at March 31, 2025. We believe any unrealized losses in the U.S. treasury securities, obligations of state and political subdivisions, residential and commercial mortgage-backed and asset-backed investment securities, and corporate bonds and other at March 31, 2025 and 2024, and December 31, 2024, are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required on these securities at March 31, 2025 and 2024, and December 31, 2024. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity. Based on evaluations of impaired securities as of March 31, 2025, the Company does not intend to sell any impaired available-for-sale securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At March 31, 2025, 67.14% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 56.01% are guaranteed by the Texas Permanent School Fund.

Securities, carried at approximately $2,274,902,000 on March 31, 2025, were pledged as collateral for public or trust fund deposits, repurchase agreements, borrowings and for other purposes required or permitted by law.

During the three-months ended March 31, 2025 and 2024, respectively, there were no sales of investment securities that were classified as available-for-sale. There were no gross realized security gains or losses from sales and calls during the first quarters of 2025 or 2024.

The specific identification method was used to determine cost in order to compute the realized gains and losses.

Note 3 – Loans Held-for-Investment and Allowance for Credit Losses

For the periods ended March 31, 2025 and 2024, and December 31, 2024, the following tables outline the Company’s loan portfolio by the ten portfolio segments where applicable.

Loans held-for-investment by portfolio segment are as follows (dollars in thousands):

	March 31,		December 31,
	2025	2024	2024
Commercial:
C&I	$1,144,429	$1,191,516	$1,176,993
Municipal	338,303	211,013	369,246
Total Commercial	1,482,732	1,402,529	1,546,239
Agricultural	90,186	87,882	95,543
Real Estate:
Construction & Development	1,098,069	921,773	1,054,603
Farm	331,464	311,002	339,665
Non-Owner Occupied CRE	753,898	853,721	805,566
Owner Occupied CRE	1,142,618	1,032,845	1,083,100
Residential	2,217,740	1,918,573	2,196,767
Total Real Estate	5,543,789	5,037,914	5,479,701
Consumer:
Auto	679,189	549,837	638,560
Non-Auto	149,715	151,248	153,055
Total Consumer	828,904	701,085	791,615
Total Loans	7,945,611	7,229,410	7,913,098
Less: Allowance for credit losses	(101,080)	(89,562)	(98,325)
Loans, net	$7,844,531	$7,139,848	$7,814,773

Outstanding loan balances at March 31, 2025 and 2024, and December 31, 2024, are net of unearned income, including net deferred loan fees.

At March 31, 2025, $5,577,155,000 in loans held by our bank subsidiary were subject to blanket liens as security for a line of credit with the Federal Home Loan Bank of Dallas ("FHLB"). At March 31, 2025, this available line of credit was $2,118,666,000. At March 31, 2025, there was $810,000,000 used on the line advance for undisbursed commitments (letters of credit) used to secure public funds.

The Company’s nonaccrual loans and loans still accruing and past due 90 days or more are as follows (dollars in thousands):

	March 31,		December 31,
	2025	2024	2024
Nonaccrual loans	$60,430	$36,157	$61,938
Loans still accruing and past due 90 days or more	1,143	33	287
Total nonperforming loans	$61,573	$36,190	$62,225

The Company had $61,688,000, $37,204,000 and $63,096,000 in nonaccrual, past due 90 days or more and still accruing, and foreclosed assets at March 31, 2025 and 2024, and December 31, 2024, respectively. Nonaccrual loans at March 31, 2025 and 2024, and December 31, 2024, consisted of the following (dollars in thousands):

	March 31,		December 31,
	2025	2024	2024
Commercial:
C&I	$4,192	$3,950	$3,984
Municipal	17	—	—
Total Commercial	4,209	3,950	3,984
Agricultural	351	2,043	1,209
Real Estate:
Construction & Development	1,778	1,976	1,141
Farm	4,638	4,597	4,176
Non-Owner Occupied CRE	10,548	9,243	11,062
Owner Occupied CRE	28,954	5,719	30,074
Residential	8,812	7,815	9,348
Total Real Estate	54,730	29,350	55,801
Consumer:
Auto	795	486	638
Non-Auto	345	328	306
Total Consumer	1,140	814	944
Total	$60,430	$36,157	$61,938

No significant additional funds are committed to be advanced in connection with nonaccrual loans as of March 31, 2025.

Summary information on the allowance for credit losses for the three-months ended March 31, 2025 and 2024, are outlined by portfolio segment in the following tables (dollars in thousands):

Three-Months Ended March 31, 2025	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$15,436	$200	$1,653	$19,861	$2,871
Provision for loan losses	154	160	(125)	(144)	47
Recoveries	93	—	36	—	1
Charge-offs	(91)	—	—	—	—
Ending balance	$15,592	$360	$1,564	$19,717	$2,919

Three-Months Ended March 31, 2025 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$14,664	$21,413	$20,488	$1,186	$553	$98,325
Provision for loan losses	1,042	(48)	1,498	450	(43)	2,991
Recoveries	3	302	3	198	74	710
Charge-offs	—	(175)	(250)	(339)	(91)	(946)
Ending balance	$15,709	$21,492	$21,739	$1,495	$493	$101,080

Three-Months Ended March 31, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$15,698	$195	$1,281	$28,553	$2,914
Provision for loan losses	501	—	2,017	(3,709)	(397)
Recoveries	111	—	5	—	—
Charge-offs	(204)	—	(60)	(33)	—
Ending balance	$16,106	$195	$3,243	$24,811	$2,517

Three-Months Ended March 31, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$13,425	$13,813	$11,654	$810	$391	$88,734
Provision for loan losses	1,536	(1,099)	1,813	384	210	1,256
Recoveries	7	42	98	112	47	422
Charge-offs	—	—	—	(399)	(154)	(850)
Ending balance	$14,968	$12,756	$13,565	$907	$494	$89,562

Additionally, the Company records a reserve for unfunded commitments in other liabilities, which totaled $9,214,000, $7,455,000 and $8,677,000 at March 31, 2025 and 2024, and December 31, 2024, respectively. The provision for loan losses of $2,991,000 for the three-months ended March 31, 2025 is combined with the provision for unfunded commitments of $537,000 and reported in the net aggregate of $3,528,000 under the provision for credit losses in the consolidated statement of earnings for the three-months ended March 31, 2025.

The $1,256,000 provision for loan losses for the three-months ended March 31, 2024 above is combined with the reversal of provision for unfunded commitments of $448,000 and reported in the aggregate of $808,000 under the provision for credit losses for the three-months ended March 31, 2024.

The Company’s loans that are individually evaluated for credit losses (both collateral and non-collateral dependent) and their related allowances as of March 31, 2025 and 2024, and December 31, 2024, are summarized in the following tables by loan segment (dollars in thousands):

March 31, 2025	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$117	$4,075	$24,355	$28,547	$1,545	$3,270	$4,815
Municipal	—	17	9,584	9,601	—	172	172
Total Commercial	117	4,092	33,939	38,148	1,545	3,442	4,987
Agricultural	—	351	3,083	3,434	113	997	1,110
Real Estate:
Construction & Development	487	1,291	8,549	10,327	62	436	498
Farm	747	3,891	6,298	10,936	27	321	348
Non-Owner Occupied CRE	6,494	4,054	29,178	39,726	1,620	4,008	5,628
Owner Occupied CRE	16,831	12,123	49,686	78,640	4,953	2,369	7,322
Residential	1,309	7,503	50,570	59,382	1,179	2,927	4,106
Total Real Estate	25,868	28,862	144,281	199,011	7,841	10,061	17,902
Consumer:
Auto	—	795	3,033	3,828	1	6	7
Non-Auto	—	345	846	1,191	1	2	3
Total Consumer	—	1,140	3,879	5,019	2	8	10
Total	$25,985	$34,445	$185,182	$245,612	$9,501	$14,508	$24,009

March 31, 2024	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$756	$3,194	$37,504	$41,454	$1,541	$4,170	$5,711
Municipal	—	—	559	559	—	—	—
Total Commercial	756	3,194	38,063	42,013	1,541	4,170	5,711
Agricultural	713	1,330	4,044	6,087	849	1,881	2,730
Real Estate:
Construction & Development	903	1,073	28,953	30,929	189	2,054	2,243
Farm	—	4,597	1,936	6,533	727	31	758
Non-Owner Occupied CRE	1,850	7,393	22,412	31,655	1,235	1,772	3,007
Owner Occupied CRE	2,827	2,892	35,460	41,179	445	1,793	2,238
Residential	4,404	3,411	31,456	39,271	242	2,014	2,256
Total Real Estate	9,984	19,366	120,217	149,567	2,838	7,664	10,502
Consumer:
Auto	—	486	2,342	2,828	1	4	5
Non-Auto	—	328	764	1,092	72	57	129
Total Consumer	—	814	3,106	3,920	73	61	134
Total	$11,453	$24,704	$165,430	$201,587	$5,301	$13,776	$19,077

December 31, 2024	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$854	$3,130	$25,778	$29,762	$1,463	$3,042	$4,505
Municipal	—	—	409	409	—	—	—
Total Commercial	854	3,130	26,187	30,171	1,463	3,042	4,505
Agricultural	743	466	3,002	4,211	220	945	1,165
Real Estate:
Construction & Development	732	409	10,033	11,174	26	465	491
Farm	412	3,764	6,412	10,588	23	427	450
Non-Owner Occupied CRE	6,668	4,394	28,832	39,894	1,406	2,852	4,258
Owner Occupied CRE	2,186	27,888	49,396	79,470	5,727	2,431	8,158
Residential	3,859	5,489	44,311	53,659	1,343	2,317	3,660
Total Real Estate	13,857	41,944	138,984	194,785	8,525	8,492	17,017
Consumer:
Auto	—	638	2,941	3,579	1	5	6
Non-Auto	—	306	799	1,105	51	73	124
Total Consumer	—	944	3,740	4,684	52	78	130
Total	$15,454	$46,484	$171,913	$233,851	$10,260	$12,557	$22,817

The Company’s allowance for loans that are individually evaluated for credit losses and collectively evaluated for credit losses as of March 31, 2025 and 2024, and December 31, 2024, are summarized in the following table by loan segment (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2025	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$4,815	$172	$1,110	$498	$348
Loans collectively evaluated for credit losses	10,777	188	454	19,219	2,571
Total	$15,592	$360	$1,564	$19,717	$2,919

March 31, 2025 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$5,628	$7,322	$4,106	$7	$3	$24,009
Loans collectively evaluated for credit losses	10,081	14,170	17,633	1,488	490	77,071
Total	$15,709	$21,492	$21,739	$1,495	$493	$101,080

March 31, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$5,711	$—	$2,730	$2,243	$758
Loans collectively evaluated for credit losses	10,395	195	513	22,568	1,759
Total	$16,106	$195	$3,243	$24,811	$2,517

March 31, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$3,007	$2,238	$2,256	$5	$129	$19,077
Loans collectively evaluated for credit losses	11,961	10,518	11,309	902	365	70,485
Total	$14,968	$12,756	$13,565	$907	$494	$89,562

December 31, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$4,505	$—	$1,165	$491	$450
Loans collectively evaluated for credit losses	10,931	200	488	19,370	2,421
Total	$15,436	$200	$1,653	$19,861	$2,871

December 31, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$4,258	$8,158	$3,660	$6	$124	$22,817
Loans collectively evaluated for credit losses	10,406	13,255	16,828	1,180	429	75,508
Total	$14,664	$21,413	$20,488	$1,186	$553	$98,325

The Company’s recorded investment in loans as of March 31, 2025 and 2024, and December 31, 2024, related to the balance in the allowance for credit losses follows below (dollars in thousands):

March 31, 2025	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$28,547	$9,601	$3,434	$10,327	$10,936
Loans collectively evaluated for credit losses	1,115,882	328,702	86,752	1,087,742	320,528
Total	$1,144,429	$338,303	$90,186	$1,098,069	$331,464

March 31, 2025 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$39,726	$78,640	$59,382	$3,828	$1,191	$245,612
Loans collectively evaluated for credit losses	714,172	1,063,978	2,158,358	675,361	148,524	7,699,999
Total	$753,898	$1,142,618	$2,217,740	$679,189	$149,715	$7,945,611

March 31, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$41,454	$559	$6,087	$30,929	$6,533
Loans collectively evaluated for credit losses	1,150,062	210,454	81,795	890,844	304,469
Total	$1,191,516	$211,013	$87,882	$921,773	$311,002

March 31, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$31,655	$41,179	$39,271	$2,828	$1,092	$201,587
Loans collectively evaluated for credit losses	822,066	991,666	1,879,302	547,009	150,156	7,027,823
Total	$853,721	$1,032,845	$1,918,573	$549,837	$151,248	$7,229,410

December 31, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$29,762	$409	$4,211	$11,174	$10,588
Loans collectively evaluated for credit losses	1,147,231	368,837	91,332	1,043,429	329,077
Total	$1,176,993	$369,246	$95,543	$1,054,603	$339,665

December 31, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$39,894	$79,470	$53,659	$3,579	$1,105	$233,851
Loans collectively evaluated for credit losses	765,672	1,003,630	2,143,108	634,981	151,950	7,679,247
Total	$805,566	$1,083,100	$2,196,767	$638,560	$153,055	$7,913,098

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

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at March 31, 2025 (dollars in millions):

March 31,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$167	$550	$193	$121	$42	$42	$—	$1,115
Special mention	7	1	1	1	—	—	—	10
Substandard	1	9	3	3	1	2	—	19
Doubtful	—	—	—	—	—	—	—	—
Total	$175	$560	$197	$125	$43	$44	$—	$1,144
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$10	$140	$26	$74	$12	$67	$—	$329
Special mention	—	—	—	1	—	9	—	10
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$10	$140	$26	$75	$12	$76	$—	$339
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$24	$53	$4	$3	$2	$1	$—	$87
Special mention	—	—	—	—	—	—	—	—
Substandard	—	3	—	—	—	—	—	3
Doubtful	—	—	—	—	—	—	—	—
Total	$24	$56	$4	$3	$2	$1	$—	$90
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$169	$567	$116	$162	$53	$20	$1	$1,088
Special mention	—	—	—	—	—	—	—	—
Substandard	3	4	1	1	1	—	—	10
Doubtful	—	—	—	—	—	—	—	—
Total	$172	$571	$117	$163	$54	$20	$1	$1,098
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$21	$100	$40	$63	$57	$39	$—	$320
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	—	4	1	5	—	11
Doubtful	—	—	—	—	—	—	—	—
Total	$21	$101	$40	$67	$58	$44	$—	$331
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$24	$143	$77	$223	$125	$122	$—	$714
Special mention	—	2	2	1	1	1	—	7
Substandard	—	10	2	2	9	10	—	33
Doubtful	—	—	—	—	—	—	—	—
Total	$24	$155	$81	$226	$135	$133	$—	$754
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$38	$208	$128	$272	$174	$244	$—	$1,064
Special mention	—	2	—	—	8	2	—	12
Substandard	1	7	8	33	10	8	—	67
Doubtful	—	—	—	—	—	—	—	—
Total	$39	$217	$136	$305	$192	$254	$—	$1,143
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$128	$528	$347	$363	$257	$329	$207	$2,159
Special mention	—	1	1	1	2	2	—	7
Substandard	2	7	8	12	4	16	3	52
Doubtful	—	—	—	—	—	—	—	—
Total	$130	$536	$356	$376	$263	$347	$210	$2,218
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$117	$307	$105	$107	$31	$8	$—	$675
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	1	1	1	—	—	4
Doubtful	—	—	—	—	—	—	—	—
Total	$117	$308	$106	$108	$32	$8	$—	$679
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$18	$57	$30	$22	$12	$3	$7	$149
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$18	$57	$30	$23	$12	$3	$7	$150
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$716	$2,653	$1,066	$1,410	$765	$875	$215	$7,700
Special mention	7	6	4	4	11	14	—	46
Substandard	7	42	23	57	27	41	3	200
Doubtful	—	—	—	—	—	—	—	—
Total	$730	$2,701	$1,093	$1,471	$803	$930	$218	$7,946
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at March 31, 2024 (dollars in millions):

March 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$236	$551	$226	$70	$32	$36	$—	$1,151
Special mention	6	17	1	—	—	—	—	24
Substandard	2	10	1	1	2	1	—	17
Doubtful	—	—	—	—	—	—	—	—
Total	$244	$578	$228	$71	$34	$37	$—	$1,192
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$5	$20	$81	$15	$10	79	$—	$210
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$5	$20	$81	$16	$10	$79	$—	$211
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$18	$54	$6	$3	$1	—	$—	$82
Special mention	—	1	—	—	—	—	—	1
Substandard	3	1	—	—	—	1	—	5
Doubtful	—	—	—	—	—	—	—	—
Total	$21	$56	$6	$3	$1	$1	$—	$88
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$117	$438	$240	$63	$19	$14	$—	$891
Special mention	7	6	3	—	—	—	—	16
Substandard	1	7	1	6	—	—	—	15
Doubtful	—	—	—	—	—	—	—	—
Total	$125	$451	$244	$69	$19	$14	$—	$922
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$23	$58	$101	$71	$23	$29	$—	$305
Special mention	—	1	—	—	—	—	—	1
Substandard	—	1	—	—	4	—	—	5
Doubtful	—	—	—	—	—	—	—	—
Total	$23	$60	$101	$71	$27	$29	$—	$311
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$59	$133	$244	$174	$104	$108	$—	$822
Special mention	—	—	—	1	1	1	—	3
Substandard	—	2	1	3	7	16	—	29
Doubtful	—	—	—	—	—	—	—	—
Total	$59	$135	$245	$178	$112	$125	$—	$854
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$28	$155	$305	$202	$110	$190	$—	$990
Special mention	—	2	1	8	—	—	—	11
Substandard	—	2	6	5	1	18	—	32
Doubtful	—	—	—	—	—	—	—	—
Total	$28	$159	$312	$215	$111	$208	$—	$1,033
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$130	$450	$424	$302	$151	$281	$141	$1,879
Special mention	—	1	1	1	1	2	1	7
Substandard	2	7	4	4	2	10	3	32
Doubtful	—	—	—	—	—	—	—	—
Total	$132	$458	$429	$307	$154	$293	$145	$1,918
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$91	$175	$188	$64	$22	$8	$—	$548
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1	1	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—
Total	$91	$175	$189	$65	$22	$8	$—	$550
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$18	$59	$41	$20	$3	$2	$7	$150
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$18	$60	$41	$20	$3	$2	$7	$151
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

March 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$725	$2,093	$1,856	$984	$475	$747	$148	$7,028
Special mention	13	28	6	10	2	3	1	63
Substandard	8	31	14	21	16	46	3	139
Doubtful	—	—	—	—	—	—	—	—
Total	$746	$2,152	$1,876	$1,015	$493	$796	$152	$7,230
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at December 31, 2024 (dollars in millions):

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$677	$226	$146	$45	$23	$30	$—	$1,147
Special mention	7	—	1	—	1	—	—	9
Substandard	12	3	4	1	—	1	—	21
Doubtful	—	—	—	—	—	—	—	—
Total	$696	$229	$151	$46	$24	$31	$—	$1,177
Year-to-Date Gross Charge-Offs	$—	$1	$—	$—	$—	$—	$—	$1

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$175	$26	$77	$12	$8	$71	$—	$369
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$175	$26	$77	$12	$8	$71	$—	$369
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$76	$8	$4	$2	$1	$—	$—	$91
Special mention	—	—	—	—	—	—	—	—
Substandard	3	—	1	—	—	—	—	4
Doubtful	—	—	—	—	—	—	—	—
Total	$79	$8	$5	$2	$1	$—	$—	$95
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$667	$133	$166	$55	$14	$8	$1	$1,044
Special mention	1	—	—	—	—	—	—	1
Substandard	7	1	1	1	—	—	—	10
Doubtful	—	—	—	—	—	—	—	—
Total	$675	$134	$167	$56	$14	$8	$1	$1,055
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$114	$42	$72	$60	$18	$23	$—	$329
Special mention	—	—	—	—	—	—	—	—
Substandard	1	1	4	—	4	1	—	11
Doubtful	—	—	—	—	—	—	—	—
Total	$115	$43	$76	$60	$22	$24	$—	$340
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$166	$86	$242	$133	$58	$81	$—	$766
Special mention	4	2	1	1	—	1	—	9
Substandard	10	2	3	6	7	3	—	31
Doubtful	—	—	—	—	—	—	—	—
Total	$180	$90	$246	$140	$65	$85	$—	$806
Year-to-Date Gross Charge-Offs	$—	$1	$—	$—	$—	$—	$—	$1

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$170	$128	$270	$177	$99	$160	$—	$1,004
Special mention	2	—	5	7	—	1	—	15
Substandard	1	14	30	10	1	8	—	64
Doubtful	—	—	—	—	—	—	—	—
Total	$173	$142	$305	$194	$100	$169	$—	$1,083
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$606	$367	$378	$266	$105	$232	$188	$2,142
Special mention	1	1	1	3	—	2	—	8
Substandard	5	7	12	4	4	12	2	46
Doubtful	—	—	—	—	—	—	—	—
Total	$612	$375	$391	$273	$109	$246	$190	$2,196
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$338	$122	$126	$38	$10	$2	$—	$636
Special mention	—	—	—	—	—	—	—	—
Substandard	1	1	1	1	—	—	—	4
Doubtful	—	—	—	—	—	—	—	—
Total	$339	$123	$127	$39	$10	$2	$—	$640
Year-to-Date Gross Charge-Offs	$—	$1	$1	$—	$—	$—	$—	$2

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$68	$35	$25	$14	$2	$1	$7	$152
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$68	$35	$26	$14	$2	$1	$7	$153
Year-to-Date Gross Charge-Offs	$—	$—	$1	$—	$—	$—	$—	$1

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$3,057	$1,173	$1,506	$802	$338	$608	$196	$7,680
Special mention	15	3	8	11	1	4	—	42
Substandard	40	29	57	23	16	25	2	192
Doubtful	—	—	—	—	—	—	—	—
Total	$3,112	$1,205	$1,571	$836	$355	$637	$198	$7,914
Year-to-Date Gross Charge-Offs	$—	$3	$2	$—	$—	$—	$—	$5

At March 31, 2025 and 2024, and December 31, 2024, the Company’s past due loans are as follows (dollars in thousands):

March 31, 2025	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$5,875	$4,761	$1,560	$12,196	$1,132,233	$1,144,429	$45
Municipal	211	—	—	211	338,092	338,303	—
Total Commercial	6,086	4,761	1,560	12,407	1,470,325	1,482,732	45
Agricultural	1,677	9	37	1,723	88,463	90,186	—
Real Estate:
Construction & Development	10,423	509	1,759	12,691	1,085,378	1,098,069	1,098
Farm	438	—	348	786	330,678	331,464	—
Non-Owner Occupied CRE	276	98	1,708	2,082	751,816	753,898	—
Owner Occupied CRE	1,485	501	1,143	3,129	1,139,489	1,142,618	—
Residential	24,171	2,978	2,023	29,172	2,188,568	2,217,740	—
Total Real Estate	36,793	4,086	6,981	47,860	5,495,929	5,543,789	1,098
Consumer:
Auto	1,307	183	11	1,501	677,688	679,189	—
Non-Auto	204	50	84	338	149,377	149,715	—
Total Consumer	1,511	233	95	1,839	827,065	828,904	—
Total	$46,067	$9,089	$8,673	$63,829	$7,881,782	$7,945,611	$1,143

March 31, 2024	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$6,462	$250	$1,594	$8,306	$1,183,210	$1,191,516	$33
Municipal	25	—	—	25	210,988	211,013	—
Total Commercial	6,487	250	1,594	8,331	1,394,198	1,402,529	33
Agricultural	624	—	71	695	87,187	87,882	—
Real Estate:
Construction & Development	9,277	258	1,347	10,882	910,891	921,773	—
Farm	855	7	95	957	310,045	311,002	—
Non-Owner Occupied CRE	1,840	19	1,374	3,233	850,488	853,721	—
Owner Occupied CRE	3,269	—	70	3,339	1,029,506	1,032,845	—
Residential	13,804	414	2,540	16,758	1,901,815	1,918,573	—
Total Real Estate	29,045	698	5,426	35,169	5,002,745	5,037,914	—
Consumer:
Auto	967	120	—	1,087	548,750	549,837	—
Non-Auto	219	13	—	232	151,016	151,248	—
Total Consumer	1,186	133	—	1,319	699,766	701,085	—
Total	$37,342	$1,081	$7,091	$45,514	$7,183,896	$7,229,410	$33

December 31, 2024	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$4,232	$3,938	$1,368	$9,538	$1,167,455	$1,176,993	$258
Municipal	349	36	—	385	368,861	369,246	—
Total Commercial	4,581	3,974	1,368	9,923	1,536,316	1,546,239	258
Agricultural	917	10	795	1,722	93,821	95,543	—
Real Estate:
Construction & Development	5,652	564	609	6,825	1,047,778	1,054,603	—
Farm	433	1,128	—	1,561	338,104	339,665	—
Non-Owner Occupied CRE	666	—	1,979	2,645	802,921	805,566	—
Owner Occupied CRE	3,151	246	1,145	4,542	1,078,558	1,083,100	—
Residential	15,779	2,131	2,147	20,057	2,176,710	2,196,767	29
Total Real Estate	25,681	4,069	5,880	35,630	5,444,071	5,479,701	29
Consumer:
Auto	1,227	141	—	1,368	637,192	638,560	—
Non-Auto	137	34	—	171	152,884	153,055	—
Total Consumer	1,364	175	—	1,539	790,076	791,615	—
Total	$32,543	$8,228	$8,043	$48,814	$7,864,284	$7,913,098	$287

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

An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses due to the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. During the three-months ended March 31, 2025 and 2024, respectively, loan modifications made to borrowers experiencing financial difficulty was insignificant.

Note 4 - Loans Held-for-Sale

Loans held-for-sale totaled $14,348,000, $16,109,000 and $8,235,000 at March 31, 2025 and 2024, and December 31, 2024, respectively. At March 31, 2025 and 2024, and December 31, 2024, $351,000, $1,029,000 and $442,000, respectively, are valued at the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

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

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions (dollars in thousands):

March 31, 2025:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$51,862	$603	$—
Forward mortgage-backed securities trades	65,500	—	202

March 31, 2024:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$53,206	$803	$—
Forward mortgage-backed securities trades	70,000	—	91

December 31, 2024:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$28,584	$238	$—
Forward mortgage-backed securities trades	38,500	84	—

Note 6 – Borrowings

Borrowings consisted of the following (dollars in thousands):

	March 31,		December 31,
	2025	2024	2024
Securities sold under agreements with customers to repurchase	$56,606	$307,297	$61,416
Federal funds purchased	5,925	5,750	14,550
Other borrowings	21,053	21,053	121,053
Total	$83,584	$334,100	$197,019

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

The Company renewed its loan agreement, effective June 30, 2023, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25,000,000 on a revolving line of credit. There was no outstanding balance under the line of credit as of March 31, 2025.

During 2021, the Company began investing in qualifying Community Development Entities ("CDE") under the federal New Market Tax Credits ("NMTC") program. See Note 7 for further discussion of our activity and related balances on the consolidated balance sheets, including the $21,053,000 in other borrowings shown above.

Note 7 - Income Taxes

Income tax expense was $13,810,000 for the first quarter of 2025 as compared to $11,480,000 for the same period in 2024. The Company’s effective tax rates on pretax income were 18.38% and 17.70% for the first quarters of 2025 and 2024, respectively. The effective tax rates differ from the statutory federal tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan, excess tax benefits for distributions under our deferred compensation plan and vesting of equity awards, and NMTC benefits.

Low Income Housing Tax Credit Investments - During 2021, the Company began investing in an affordable housing fund that will invest in real estate projects that qualify for the federal low-income housing tax credit ("LIHTC") program designed to promote private development of low income housing. The investments made by the fund will generate a return to the Company primarily through the realization of LIHTCs, and also through federal tax deductions generated from the ongoing operating losses from the investees of the fund. The Company's investment in the fund will be amortized through income tax expense using the proportional amortization method as related tax credits are utilized by the Company. The initial capital contribution commitment to the fund was for up to $5,500,000. In 2024, the Company entered into a new commitment for up to $7,000,000 on a new project in another community. Contributions were $4,695,000 at March 31, 2025, $978,000 at March 31, 2024, and $3,925,000 at December 31, 2024, respectively, which is included in other assets on the consolidated balance sheet.

New Market Tax Credit Investments - During 2021, the Company began investing in qualifying CDEs under the federal NMTC program. NMTC investments are made through the third-party CDEs which are qualified through the U.S. Department of Treasury and receive periodic allocation of amounts under the NMTC program. NMTCs are generated from qualified investments by the CDEs utilizing equity investments made by a taxpayer, like the Company. Through these equity investments, the Company will receive the tax benefits from the NMTCs equal to 39% of the qualified investment from the CDE to qualifying eligible projects over a seven year period. The Company's equity investments in the CDEs is amortized using the proportional amortization method and related tax credits are allocated to the Company. At March 31, 2025, March 31, 2024, and December 31, 2024, the consolidated balance sheet of the Company included a $18,000,000 loan to the investee in loans and the $21,053,000 leveraged loan from the investee in other borrowings (see Note 6). At March 31, 2025 and 2024, and December 31, 2024, the consolidated balance sheet of the Company included CDE investments in other assets of $24,106,000, $25,411,000, and $24,433,000, respectively.

Note 8 - Stock Based Compensation

On April 27, 2021, the Company’s shareholders approved the 2021 Omnibus Stock and Incentive Plan (“2021 Plan”) and reserved 2,500,000 shares of the Company’s common stock for issuance under this plan. At March 31, 2025, the Company had 1,242,910 shares of stock remaining for issuance under the plan. The 2021 Plan supersedes all prior stock option and restricted stock plans with shares previously reserved for issuance under such plans cancelled.

Restricted Stock Units

Under the 2021 Plan, the Company grants restricted stock units under compensation arrangements for the benefit of employees, senior and executive officers and directors. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements. The following table summarizes information about the changes in restricted stock units for the three-months ended March 31, 2025 and 2024.

	For the Three-Months Ended March 31,
	2025		2024
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	71,656	$34.36	53,817	$37.04
Grants	—	—	—	—
Vesting	—	—	—	—
Forfeited/expired	(397)	33.47	(599)	33.89
Balance at end of period	71,259	$34.36	53,218	$37.07

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

The following table summarizes information about the changes in PSUs as of and for the three-months ended March 31, 2025 and 2024.

	For the Three-Months Ended March 31,
	2025		2024
	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	96,206	$35.83	75,227	$40.24
Grants	—	—	—	—
Performance adjustment (1)	11,031	47.19	—	—
Vesting	(33,104)	47.19	(20,532)	48.91
Forfeited/expired	(614)	32.59	(686)	35.61
Balance at end of period	73,519	$32.45	54,009	$37.00

(1) PSUs are presented as outstanding, granted and forfeited in the table above assuming targets are met and the awards pay out at 100%. PSU awards are settled with payouts ranging from 0% to 200% of the target award value based on the Company's performance relative to a predefined peer group over a fixed three-year performance period. The performance adjustment represents the difference in shares ultimately awarded due to performance attainment above or below target.

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

The following table summarizes information about vested and unvested restricted stock.

	For the Three-Months Ended March 31,
	2025		2024
	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	24,348	$30.91	25,190	$27.79
Grants	—	—	—	—
Vesting	—	—	—	—
Forfeited/expired	—	—	—	—
Balance at end of period	24,348	$30.91	25,190	$27.79

The total fair value of restricted stock vested for the three-months ended March 31, 2025 and 2024, was $847,000 and $650,000, respectively.

The Company recorded restricted stock unit, performance-based restricted stock unit and restricted stock award expense for employees of $1,066,000 and $469,000 for the three-months ended March 31, 2025 and 2024, respectively. The Company recorded director expense related to these restricted stock awards of $193,000 and $175,000, for the three-months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025 and 2024, there were $3,288,000 and $2,514,000, respectively, of total unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance-based restricted stock units which is expected to be recognized over a weighted-average period of 0.77 years and 1.14 years, respectively. At March 31, 2025 and 2024, and December 31, 2024, there was $141,000, $111,000 and $141,000, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting.

Stock Option Plans

Prior to the approval of the 2021 Plan, the 2012 Incentive Stock Option Plan (the “2012 Plan”) provided for the granting of options to employees of the Company at prices not less than market value at the date of the grant. The 2012 Plan provided that options granted vest and are exercisable after two years from the date of grant and vest at a rate of 20% each year thereafter and have a 10-year term. The most recent grants from the 2021 Plan provided that 20% of the options granted vest and are exercisable after one year from the date of grant and the remaining options vest and are exercisable at a rate of 20% each year thereafter, or 33.3% of the options granted are vested and exercisable after one year from the date of the grant and the remaining options are vested and exercisable at a rate of 33.3% each year thereafter, and have a 10-year term. Shares are issued under the 2012 Plan and the 2021 Plan from available authorized shares. An analysis of stock option activity for the three-months ended March 31, 2025 is presented in the table and narrative below:

	Shares	Weighted- Average Ex. Price
Outstanding, December 31, 2024	1,585,426	$31.96
Granted	—	—
Exercised	(42,963)	19.83
Cancelled	(9,028)	38.87
Outstanding, March 31, 2025	1,533,435	32.26
Exercisable, March 31, 2025	878,000	$29.04

The options outstanding at March 31, 2025 had exercise prices ranging between $16.95 and $48.91. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees.

The Company recorded stock option expense totaling $669,000 and $485,000 for the three-months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, there was $4,537,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.15 years. The total fair value of shares vested during the three-months ended March 31, 2025 and 2024 was $26,000 and 46,000, respectively.

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

There were no transfers between Level 2 and Level 3 during the three-months ended March 31, 2025 and 2024, and the year ended December 31, 2024.

The following table summarizes the Company’s available-for-sale securities, loans held-for-sale, and derivatives which are measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

March 31, 2025	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$213,674	$—	$—	$213,674
Obligations of state and political subdivisions	—	1,409,487	—	1,409,487
Corporate bonds	—	102,233	—	102,233
Residential mortgage-backed securities	—	2,404,881	—	2,404,881
Commercial mortgage-backed securities	—	625,661	—	625,661
Other securities	4,495	—	—	4,495
Total	$218,169	$4,542,262	$—	$4,760,431
Loans held-for-sale	$—	$13,997	$—	$13,997
IRLCs	$—	$—	$603	$603
Forward mortgage-backed securities trades	$—	$(202)	$—	$(202)

March 31, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$432,168	$—	$—	$432,168
Obligations of states and political subdivisions	—	1,454,035	—	1,454,035
Corporate bonds	—	99,717	—	99,717
Residential mortgage-backed securities	—	2,299,277	—	2,299,277
Commercial mortgage-backed securities	—	368,906	—	368,906
Other securities	4,423	—	—	4,423
Total	$436,591	$4,221,935	$—	$4,658,526
Loans held-for-sale	$—	$15,080	$—	$15,080
IRLCs	$—	$—	$803	$803
Forward mortgage-backed securities trades	$—	$(91)	$—	$(91)

December 31, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$273,562	$—	$—	$273,562
Obligations of state and political subdivisions	—	1,440,245	—	1,440,245
Corporate bonds	—	101,238	—	101,238
Residential mortgage-backed securities	—	2,350,534	—	2,350,534
Commercial mortgage-backed securities	—	447,752	—	447,752
Other securities	4,428	—	—	4,428
Total	$277,990	$4,339,769	$—	$4,617,759
Loans held-for-sale	$—	$7,793	$—	$7,793
IRLCs	$—	$—	$238	$238
Forward mortgage-backed securities trades	$—	$84	$—	$84

The following table summarizes the Company’s loans held-for-sale at fair value and the net unrealized gains as of the balance sheet dates shown below (dollars in thousands):

	March 31,		December 31,
	2025	2024	2024
Unpaid principal balance on loans held-for-sale	$13,609	$14,701	$7,636
Net unrealized gains on loans held-for-sale	388	379	157
Loans held-for-sale at fair value	$13,997	$15,080	$7,793

The following table summarizes the Company’s gains on sale and fees of mortgage loans for the three-months ended March 31, 2025 and 2024 (dollars in thousand):

	Three-Months Ended March 31,
	2025	2024
Realized gain on sale and fees on mortgage loans*	$2,384	$2,580
Change in fair value on loans held-for-sale and IRLCs	565	351
Change in forward mortgage-backed securities trades	(117)	197
Total gain on sale of mortgage loans	$2,832	$3,128

* This includes gains on loans held-for-sale carried under the fair value method and lower of cost or market.

No residential mortgage loans held-for-sale were 90 days or more past due or considered nonaccrual as of March 31, 2025, March 31, 2024, or December 31, 2024. No significant credit losses were recognized on mortgage loans held-for-sale for the three-months ended March 31, 2025 and 2024.

Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include other real estate owned, goodwill and other intangible assets, and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three-months ended March 31, 2025 and 2024, respectively, include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no significant other real estate owned properties that were re-measured subsequent to their initial transfer to other real estate owned during the three-months ended March 31, 2025 and 2024.

At March 31, 2025 and 2024, and December 31, 2024, other real estate owned totaled $105,000, $937,000, and $811,000, respectively.

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

	March 31,				December 31,
	2025		2024		2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$232,943	$232,943	$222,464	$222,464	$259,996	$259,996	Level 1
Federal funds sold	11,750	11,750	12,300	12,300	—	—	Level 1
Interest-bearing demand deposits in banks	682,362	682,362	365,397	365,397	503,417	503,417	Level 1
Available-for-sale securities	4,760,431	4,760,431	4,658,526	4,658,526	4,617,759	4,617,759	Levels 1 and 2
Loans held-for-investment, net of allowance for credit losses	7,844,531	7,874,001	7,139,847	7,141,043	7,814,773	7,806,258	Level 3
Loans held-for-sale	14,348	14,349	16,109	16,109	8,235	8,276	Level 2
Accrued interest receivable	58,491	58,491	56,278	56,278	60,749	60,749	Level 2
Deposits with stated maturities	903,122	904,900	938,541	938,459	917,276	919,774	Level 2
Deposits with no stated maturities	11,563,649	11,563,649	10,351,267	10,351,267	11,181,898	11,181,898	Level 1
Repurchase Agreements	56,606	56,606	307,297	307,297	61,416	61,416	Level 2
Borrowings	26,978	26,978	26,803	26,803	135,603	135,603	Level 2
Accrued interest payable	6,536	6,536	8,362	8,362	6,909	6,909	Level 2
IRLCs	603	603	803	803	238	238	Level 3
Forward mortgage-backed securities trades asset (liability)	(202)	(202)	(91)	(91)	84	84	Level 2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” “could,” “may,” or “would” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited, to those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, under the heading “Risk Factors,” and the following:

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
•
government intervention in the U.S. financial system including the effects of recent legislative, tax, accounting, tariffs, and regulatory actions and reforms, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau (“CFPB”), the Inflation Reduction Act of 2022, the capital ratios of Basel III as adopted by the federal banking authorities and the Tax Cuts and Jobs Act;
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

The following discussion and analysis of operations and financial condition should be read in conjunction with the financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as those included in the Company’s 2024 Annual Report on Form 10-K.

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

Stock Repurchase

On July 23, 2024, the Company's Board of Directors re-authorized the repurchase of up to 5 million common shares through July 31, 2025. The prior authorization had been in place since July 27, 2021. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades, or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Under the authorization effective through July 31, 2024, the Company repurchased and retired 101,337 shares (all during September 2023) at an average price of $26.99 per share. There have been no repurchases under the current authorization extension.

Results of Operations

Performance Summary. Net earnings for the first quarter of 2025 were $61.35 million, an increase of 14.89% when compared to earnings of $53.40 million for the first quarter of 2024. Diluted earnings per share was $0.43 for the first quarter of 2025 and $0.37 for the first quarter of 2024.

The return on average assets was 1.78% for the first quarter of 2025, as compared to 1.62% for the first quarter of 2024. The return on average equity was 15.12% for the first quarter of 2025, as compared to 14.43% for the first quarter of 2024.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $121.49 million for the first quarter of 2025, as compared to $102.82 million for the same period last year. The increase in 2025 tax equivalent net interest income compared to 2024 was largely attributable to the increase in average loans and taxable securities offset by an increase in interest-bearing deposits. Additionally, the rates received on taxable securities and loans increased while the rates paid on interest bearing deposits decreased. Average earning assets were $13.16 billion for the first quarter of 2025, as compared to $12.37 billion during the first quarter of 2024. The increase of $794.91 million in average earning assets for the first quarter of 2025 when compared to the same period in 2024 was primarily a result of (i) an increase in loans of $747.52 million, and (ii) an increase in taxable investment securities of $129.71 million, offset by (iii) the decrease in short-term investments of $55.26 million. Average interest-bearing liabilities were $9.01 billion for the first quarter of 2025, as compared to $8.33 billion in the same period in 2024. The yield on earning assets increased 28 basis points while the rate paid on interest-bearing liabilities decreased 21 basis points for the first quarter of 2025 compared to the first quarter of 2024.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (dollars in thousands):

	Three-Months Ended March 31, 2025 Compared to Three-Months Ended March 31, 2024
	Change Attributable to		Total
	Volume	Rate	Change
Short-term investments	$(743)	$(707)	$(1,450)
Taxable investment securities	767	4,315	5,082
Tax-exempt investment securities (1)	(185)	303	118
Loans (1) (2)	12,201	1,791	13,992
Interest income	12,040	5,702	17,742
Interest-bearing deposits	5,766	(3,467)	2,299
Repurchase agreements	(2,127)	(226)	(2,353)
Borrowings	(633)	(245)	(878)
Interest expense	3,006	(3,938)	(932)
Net interest income	$9,034	$9,640	$18,674

(1)
Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(2)
Nonaccrual loans are included in loans.

The net interest margin, on a tax equivalent basis, was 3.74% for the first quarter of 2025, an increase of 40 basis points from the same period in 2024. The net interest margin has expanded during the past year primarily due to (i) a shift in asset mix from investment securities to higher yielding loans, and (ii) increased loan yields due to new and renewing loans and variable rate loans repricing higher. The Federal Reserve began aggressively increasing interest rates in March 2022 and continuing into 2023 with increases of 25 basis points in February, March, May, and July 2023. Most recently, the Federal Reserve decreased interest rates 50 basis points in September 2024, and 25 basis points in November and December 2024, respectively, resulting in a target rate range of 4.25% to 4.50% at March 31, 2025.

There are $1.06 billion of municipal and related deposits which are indexed to short-term treasury rates which have fluctuated with the changes in the applicable rate index. Average municipal and related deposits totaled $1.60 billion and $1.55 billion for the three-months ended March 31, 2025 and 2024, respectively, with an average rate paid of 3.39% and 3.87%, for the respective three-months then ended.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (dollars in thousands, except percentages):

	Three-Months Ended March 31,
	2025			2024
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$293,636	$3,264	4.51%	$348,892	$4,714	5.43%
Taxable investment securities (2)	3,506,035	25,034	2.86	3,376,324	19,952	2.36
Tax-exempt investment securities (2)(3)	1,407,440	9,912	2.82	1,434,505	9,794	2.73
Loans (3)(4)	7,952,946	131,600	6.71	7,205,424	117,608	6.56
Total earning assets	13,160,057	$169,810	5.23%	12,365,145	$152,068	4.95%
Cash and due from banks	226,480			246,781
Bank premises and equipment, net	150,885			151,316
Other assets	237,103			240,976
Goodwill and other intangible assets, net	313,951			314,549
Allowance for credit losses	(98,364)			(88,737)
Total assets	$13,990,112			$13,230,030
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$8,882,040	$47,549	2.17%	$7,878,094	$45,250	2.31%
Repurchase agreements	53,920	209	1.57	317,439	2,562	3.25
Borrowings	74,561	563	3.06	132,963	1,441	4.36
Total interest-bearing liabilities	9,010,521	$48,321	2.17%	8,328,496	$49,253	2.38%
Noninterest-bearing deposits	3,265,838			3,346,757
Other liabilities	68,218			66,134
Total liabilities	12,344,577			11,741,387
Shareholders’ equity	1,645,535			1,488,643
Total liabilities and shareholders’ equity	$13,990,112			$13,230,030
Net interest income (tax equivalent)		$121,489			$102,815
Rate Analysis:
Interest income/earning assets			5.23%			4.95%
Interest expense/earning assets			(1.49)			(1.61)
Net interest margin			3.74%			3.34%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Includes tax equivalent yield adjustment of approximately $2.70 million and $2.57 million in the first quarters of 2025 and 2024, respectively, using an effective tax rate of 21% for both periods.
(4)
Includes nonaccrual loans.

Noninterest Income. Noninterest income for the first quarter of 2025 was $30.23 million, an increase of $847 thousand, when compared to $29.38 million in the same quarter of 2024. Trust fee income increased to $12.65 million for the first quarter of 2025 compared to $11.38 million for the first quarter of 2024, driven by the increase in market value of trust assets managed to $10.86 billion at March 31, 2025, compared to $10.15 billion at March 31, 2024. Service charges on deposits decreased to $6.18 million for the first quarter of 2025 compared with $6.25 million for the first quarter of 2024, driven by a decrease in overdraft fees. Mortgage related income decreased to $2.83 million for the first quarter of 2025 compared to $3.13 million in the first quarter of 2024, due to lower volume in mortgage loans originated.

Table 3 - Noninterest Income (dollars in thousands):

	Three-Months Ended March 31,
	2025	Increase (Decrease)	2024
Trust fees	$12,653	$1,274	$11,379
Service charges on deposit accounts	6,177	(69)	6,246
Debit card fees	4,967	76	4,891
Credit card fees	577	(54)	631
Gain on sale and fees on mortgage loans	2,832	(296)	3,128
Net gain on sale of available-for-sale securities	—	—	—
Net gain (loss) on sale of foreclosed assets	(35)	(35)	—
Net gain on sale of assets	—	—	—
Loan recoveries	574	19	555
Other:
Check printing fees	24	13	11
Safe deposit rental fees	252	(11)	263
Credit life fees	230	3	227
Brokerage commissions	390	(3)	393
Wire transfer fees	415	(23)	438
Miscellaneous income	1,174	(47)	1,221
Total other	2,485	(68)	2,553
Total Noninterest Income	$30,230	$847	$29,383

Noninterest Expense. Total noninterest expense for the first quarter of 2025 was $70.34 million, compared to $63.94 million for the same period of 2024. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio was 46.36% for the first quarter of 2025 compared to 48.37% for the same quarter in 2024.

Salaries, commissions and employee benefits for the first quarter of 2025 totaled $42.14 million, compared to $36.68 million for the same period in 2024. The increase from prior year is primarily a result of merit-based and market driven pay increases, an increase of $1.31 million in profit sharing accruals, a $780 thousand increase in stock-based compensation and an increase of $646 thousand in officer incentive accruals. The increase in profit sharing and incentive accruals are directly related to the increase in net income over prior year.

All other categories of noninterest expense for the first quarter of 2025 totaled $28.19 million, compared to $27.26 million in the same quarter a year ago. Noninterest expense, excluding salary related costs, for the three-months ended March 31, 2025 increased when compared to the same period in 2024 largely due to increases in software amortization and debit card expenses partially offset by decreases in FDIC insurance expenses and operational other losses.

Table 4 - Noninterest Expense (dollars in thousands):

	Three-Months Ended March 31,
	2025	Increase (Decrease)	2024
Salaries, commissions and incentives (excluding mortgage)	$28,663	$3,407	$25,256
Mortgage salaries and incentives	1,860	(139)	1,999
Medical	3,178	(427)	3,605
Profit sharing	2,985	1,305	1,680
401(k) match expense	1,142	153	989
Payroll taxes	2,580	380	2,200
Stock based compensation	1,734	780	954
Total salaries and employee benefits	42,142	5,459	36,683
Net occupancy expense	3,720	250	3,470
Equipment expense	2,321	84	2,237
FDIC insurance premiums	1,575	(390)	1,965
Debit card expense	3,373	315	3,058
Professional and service fees	2,650	254	2,396
Printing, stationery and supplies	482	35	447
Operational and other losses	540	(614)	1,154
Software amortization and expense	3,732	727	3,005
Amortization of intangible assets	95	(62)	157
Other:
Data processing fees	680	62	618
Postage	513	128	385
Advertising	775	59	716
Correspondent bank service charges	293	53	240
Telephone	635	(210)	845
Public relations and business development	902	163	739
Directors’ fees	874	175	699
Audit and accounting fees	540	131	409
Legal fees and other related costs	329	67	262
Regulatory exam fees	236	(79)	315
Travel	415	32	383
Courier expense	332	25	307
Other real estate owned	(2)	(54)	52
Other miscellaneous expense	3,183	(215)	3,398
Total other	9,705	337	9,368
Total Noninterest Expense	$70,335	$6,395	$63,940

Balance Sheet Review

Loans. The portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. As of March 31, 2025, total loans held-for-investment were $7.95 billion, an increase of $32.51 million, as compared to December 31, 2024.

As compared to year-end 2024 balances, total real estate loans increased $64.09 million, total consumer loans increased $37.29 million, total commercial loans decreased $63.51 million, and agricultural loans decreased $5.36 million. Loans averaged $7.95 billion for the first quarter of 2025, an increase of $747.52 million over the prior year first quarter average balances.

Loan portfolio segments include C&I, Municipal, Agricultural, Construction and Development, Farm, Non-Owner Occupied and Owner Occupied CRE, Residential, Consumer Auto and Consumer Non-Auto. This segmentation allows for a more precise pooling of loans with similar credit risk characteristics and credit monitor procedures for the Company’s calculation of its allowance for credit losses.

Table 5 outlines the composition of the Company’s held-for-investment loans by portfolio segment.

Table 5 - Composition of Loans Held-for-Investment (dollars in thousands):

	March 31,		December 31,
	2025	2024	2024
Commercial:
C&I	$1,144,429	$1,191,516	$1,176,993
Municipal	338,303	211,013	369,246
Total Commercial	1,482,732	1,402,529	1,546,239
Agricultural	90,186	87,882	95,543
Real Estate:
Construction & Development	1,098,069	921,773	1,054,603
Farm	331,464	311,002	339,665
Non-Owner Occupied CRE	753,898	853,721	805,566
Owner Occupied CRE	1,142,618	1,032,845	1,083,100
Residential	2,217,740	1,918,573	2,196,767
Total Real Estate	5,543,789	5,037,914	5,479,701
Consumer:
Auto	679,189	549,837	638,560
Non-Auto	149,715	151,248	153,055
Total Consumer	828,904	701,085	791,615
Total	$7,945,611	$7,229,410	$7,913,098

Loans held-for-sale, consisting of secondary market mortgage loans, totaled $14.35 million, $16.11 million, and $8.24 million at March 31, 2025 and 2024, and December 31, 2024, respectively. At March 31, 2025 and 2024, and December 31, 2024, $351 thousand, $1.03 million and $442 thousand, respectively, are valued using the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

Commercial real estate loans (owner and non-owner occupied CRE) represent 23.87% of the Company's total loan portfolio as of March 31, 2025. Non-owner occupied CRE represents $753.90 million, or 9.49%, of the Company's total loan portfolio as of March 31, 2025. The properties securing this portfolio are diverse as to geographic location in Texas as well as industry type. Collateral for CRE loans is located throughout the Company’s markets in central west Texas, the Dallas-Fort Worth metroplex and southeast Texas with less than 1% of properties located outside of the state. The largest concentrations in the CRE portfolio as to type are industrial/warehouse at approximately 15.10% and multifamily at approximately 8.12% as of March 31, 2025. All additional property type categories are 7% or less of the CRE portfolio. Credit underwriting standards are periodically reviewed and adjusted based upon observations from our ongoing monitoring of economic conditions in our lending areas. In response to the current interest rate environment and increases in benchmark rates, the Company has enhanced stress testing and loan review activities to mitigate interest rate reset risk with a specific emphasis on borrowers’ abilities to absorb the impact of higher interest rates on loans.

The following tables summarize maturity information of our loan portfolio as of March 31, 2025. The tables also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

Maturity Distribution and Interest Sensitivity of Loans at March 31, 2025 (dollars in thousands):

Total Loans Held-for-Investment:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$456,750	$556,352	$107,663	$23,664	$1,144,429
Municipal	106,821	45,715	126,761	59,006	338,303
Total Commercial	563,571	602,067	234,424	82,670	1,482,732
Agricultural	73,352	15,365	1,469	—	90,186
Real Estate:
Construction & Development	494,372	254,318	234,935	114,444	1,098,069
Farm	22,359	31,893	144,728	132,484	331,464
Non-Owner Occupied CRE	95,158	226,507	336,349	95,884	753,898
Owner Occupied CRE	54,150	305,363	573,637	209,468	1,142,618
Residential	179,106	125,100	819,567	1,093,967	2,217,740
Total Real Estate	845,145	943,181	2,109,216	1,646,247	5,543,789
Consumer:
Auto	7,035	646,461	25,693	—	679,189
Non-Auto	36,024	82,266	28,192	3,233	149,715
Total Consumer	43,059	728,727	53,885	3,233	828,904
Total	$1,525,127	$2,289,340	$2,398,994	$1,732,150	$7,945,611
% of Total Loans	19.19%	28.82%	30.19%	21.80%	100.00%

Loans with fixed interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$108,905	$304,330	$12,703	$—	$425,938
Municipal	4,204	45,163	98,126	6,530	154,023
Total Commercial	113,109	349,493	110,829	6,530	579,961
Agricultural	4,271	10,265	—	—	14,536
Real Estate:
Construction & Development	204,700	134,325	34,345	7,429	380,799
Farm	7,742	23,061	70,505	25,503	126,811
Non-Owner Occupied CRE	45,302	124,992	37,620	4,181	212,095
Owner Occupied CRE	27,522	177,330	30,521	3,686	239,059
Residential	116,902	94,535	486,803	155,715	853,955
Total Real Estate	402,168	554,243	659,794	196,514	1,812,719
Consumer:
Auto	7,035	646,461	25,693	—	679,189
Non-Auto	34,363	81,443	27,989	508	144,303
Total Consumer	41,398	727,904	53,682	508	823,492
Total	$560,946	$1,641,905	$824,305	$203,552	$3,230,708
% of Total Loans	7.06%	20.67%	10.37%	2.56%	40.66%

Loans with variable interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$347,845	$252,022	$94,960	$23,664	$718,491
Municipal	102,617	552	28,635	52,476	184,280
Total Commercial	450,462	252,574	123,595	76,140	902,771
Agricultural	69,081	5,100	1,469	—	75,650
Real Estate:
Construction & Development	289,672	119,993	200,590	107,015	717,270
Farm	14,617	8,832	74,223	106,981	204,653
Non-Owner Occupied CRE	49,856	101,515	298,729	91,703	541,803
Owner Occupied CRE	26,628	128,033	543,116	205,782	903,559
Residential	62,204	30,565	332,764	938,252	1,363,785
Total Real Estate	442,977	388,938	1,449,422	1,449,733	3,731,070
Consumer:
Auto	—	—	—	—	—
Non-Auto	1,661	823	203	2,725	5,412
Total Consumer	1,661	823	203	2,725	5,412
Total	$964,181	$647,435	$1,574,689	$1,528,598	$4,714,903
% of Total Loans	12.13%	8.15%	19.82%	19.24%	59.34%

Of the $4.71 billion of variable interest rate loans shown above, loans totaling $2.16 billion mature or reprice over the next twelve months. Of this amount, approximately $1.88 billion will reprice immediately upon changes in the underlying index rate (primarily U.S. prime rate) with the remaining $278.39 million being subject to floors above or ceilings below the current index.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and foreclosed assets were $61.69 million at March 31, 2025, as compared to $37.20 million at March 31, 2024 and $63.10 million at December 31, 2024. As a percent of loans held-for-investment and foreclosed assets, these assets were 0.78% at March 31, 2025, 0.51% at March 31, 2024, and 0.80% at December 31, 2024. As a percent of total assets, these assets were 0.43% at March 31, 2025, as compared to 0.28% at March 31, 2024 and 0.45% at December 31, 2024, respectively. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at March 31, 2025.

Table 6 – Nonaccrual, Past Due 90 Days or More and Still Accruing, and Foreclosed Assets (dollars in thousands, except percentages):

	March 31,		December 31,
	2025	2024	2024
Nonaccrual loans	$60,430	$36,157	$61,938
Loans still accruing and past due 90 days or more	1,143	33	287
Total nonperforming loans	61,573	36,190	62,225
Foreclosed assets	115	1,014	871
Total nonperforming assets	$61,688	$37,204	$63,096
As a % of loans held-for-investment and foreclosed assets	0.78%	0.51%	0.80%
As a % of total assets	0.43	0.28	0.45

We record interest payments received on nonaccrual loans as reductions of principal. Prior to the loans being placed on nonaccrual, we recognized interest income on these loans of approximately $1.11 million for the year ended December 31, 2024. If interest on these loans had been recognized on a full accrual basis during the year ended December 31, 2024, such income would have been approximately $5.35 million. Such amounts for the 2025 and 2024 interim periods were not significant.

Allowance for Credit Losses. The allowance for credit losses is the amount we determine as of a specific date to be appropriate to absorb current expected credit losses on existing loans. For a discussion of our methodology, see our accounting policies in Note 1 to the Consolidated Financial Statements (unaudited).

The provision for loan losses of $2.99 million for the three-months ended March 31, 2025 is combined with the provision for unfunded commitments of $537 thousand and reported in the net aggregate of $3.53 million under the provision for credit losses in the consolidated statements of earnings for the three-months ended March 31, 2025.

The provision for loan losses of $1.26 million for the three-months ended March 31, 2024 is combined with the reversal of provision for unfunded commitments of $448 thousand and reported in the aggregate of $808 thousand under the provision for credit losses in the consolidated statements of earnings for the three-months ended March 31, 2024.

As a percent of average loans, net loan charge-offs were 0.01% for the first quarter of 2025, as compared to net loan charge-offs of 0.02% for the first quarter of 2024. The allowance for credit losses as a percent of loans held-for-investment was 1.27% as of March 31, 2025, as compared to 1.24% for March 31, 2024 and December 31, 2024, respectively.

Table 7 - Loan Loss Experience and Allowance for Credit Losses (dollars in thousands, except percentages):

	Three-Months Ended March 31,
	2025	2024
Allowance for credit losses at period-end	$101,080	$89,562
Loans held-for-investment at period-end	7,945,611	7,229,410
Average loans for period	7,952,946	7,205,424
Net charge-offs (recoveries)/average loans (annualized)	0.01%	0.02%
Allowance for loan losses/period-end loans held-for-investment	1.27%	1.24%
Allowance for loan losses/nonaccrual loans, past due 90 days still accruing and restructured loans	164.16%	247.48%

Interest-Bearing Demand Deposits in Banks. The Company had interest-bearing deposits in banks of $682.36 million at March 31, 2025 compared to $365.40 million at March 31, 2024 and $503.42 million at December 31, 2024, respectively. At March 31, 2025, interest-bearing deposits in banks included $665.57 million maintained at the Federal Reserve Bank of Dallas and $16.80 million on deposit with the FHLB.

Available-for-Sale Securities. At March 31, 2025, securities with a fair value of $4.76 billion were classified as securities available-for-sale. As compared to December 31, 2024, the available-for-sale portfolio at March 31, 2025 reflected (i) a decrease of $59.89 million in U.S. Treasury securities, (ii) a decrease of $30.76 million in obligations of states and political subdivisions, (iii) an increase of $232.26 million in mortgage-backed securities, and (iv) an increase of $1.06 million in corporate bonds and other securities. Fluctuations in the available-for-sale securities portfolio balances were primarily driven by purchases and calls or maturities, and changes in unrealized losses during the first three months of 2025. Our mortgage related securities are backed by GNMA, FNMA or FHLMC, or are collateralized by securities backed by these agencies.

See the below table and Note 2 to the Consolidated Financial Statements (unaudited) for additional disclosures relating to the maturities and fair values of the investment portfolio at March 31, 2025 and 2024, and December 31, 2024.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at March 31, 2025 (dollars in thousands, except percentages):

	Maturing by Contractual Maturity
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$194,067	1.85%	$19,606	1.25%	$—	—%	$—	—%	$213,673	1.80%
Obligations of states and political subdivisions	16,554	3.01	323,428	2.76	411,856	2.59	657,647	2.78	1,409,485	2.72
Corporate bonds and other securities	19,393	2.19	78,007	2.68	9,329	1.75	—	—	106,729	2.51
Mortgage-backed securities	46,212	3.41	1,332,990	2.69	1,187,717	2.90	463,625	2.50	3,030,544	2.75
Total	$276,226	2.20%	$1,754,031	2.69%	$1,608,902	2.81%	$1,121,272	2.66%	$4,760,431	2.70%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 21%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.

As of March 31, 2025, the investment portfolio had an overall tax equivalent yield of 2.70%, a weighted average life of 7.52 and modified duration of 6.13 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $12.47 billion as of March 31, 2025, as compared to $11.29 billion as of March 31, 2024 and $12.10 billion as of December 31, 2024.

Table 9 provides a breakdown of average deposits and rates paid over the three month periods ended March 31, 2025 and 2024, respectively.

Table 9 - Composition of Average Deposits (dollars in thousands, except percentages):

	For the Three-Months Ended March 31,
	2025		2024
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,265,838	—%	$3,346,757	—%
Interest-bearing deposits:
Interest-bearing checking	4,621,703	2.11	3,884,772	2.10
Savings and money market accounts	3,347,451	1.96	3,059,096	2.17
Time deposits under $250,000	565,657	3.18	594,781	3.55
Time deposits of $250,000 or more	347,229	3.39	339,445	3.89
Total interest-bearing deposits	8,882,040	2.17%	7,878,094	2.31%
Total average deposits	$12,147,878		$11,224,851
Total cost of deposits		1.59%		1.62%

The estimated amount of uninsured and uncollateralized deposits including related accrued and unpaid interest is approximately $4.10 billion as of March 31, 2025.

Borrowings. Included in borrowings were federal funds purchased, advances from the FHLB and other borrowings of $26.98 million, $26.80 million and $135.60 million at March 31, 2025 and 2024, and December 31, 2024, respectively. The average balance of federal funds purchased, advances from the FHLB and other borrowings were $74.56 million and $132.96 million in the first quarters of 2025 and 2024, respectively. The weighted average interest rates paid on these borrowings were 3.06% and 4.36% for the first quarters of 2025 and 2024, respectively.

Repurchase Agreements. Securities sold under repurchase agreements of $56.61 million, $307.30 million and $61.42 million at March 31, 2025 and 2024, and December 31, 2024, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowings. The average balances of securities sold under repurchase agreements were $53.92 million and $317.44 million for the first quarters of 2025 and 2024, respectively. The average rates paid on securities sold under repurchase agreements were 1.57% and 3.25% for the first quarters of 2025 and 2024, respectively. The average balances of securities sold under repurchase agreements has decreased from the prior year as customers have moved funds to IntraFi deposit accounts.

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

	Percentage change in net interest income:
Change in interest rates:	March 31,		December 31,
(in basis points)	2025	2024	2024
+400	2.48%	8.69%	0.92%
+300	1.89%	6.46%	0.70%
+200	1.44%	4.57%	0.64%
+100	0.84%	2.43%	0.42%
-100	(3.41)%	(3.35)%	(3.08)%
-200	(6.36)%	(6.83)%	(6.50)%
-300	(7.91)%	(9.86)%	(8.10)%
-400	(7.41)%	(11.10)%	(7.42)%

The results for the net interest income simulations as of March 31, 2025 and 2024, and December 31, 2024 resulted in an asset sensitive position. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability management committee oversees and monitors this risk.

The fair value of our investment securities classified as available-for-sale totaled $4.76 billion at March 31, 2025. During the three months ended March 31, 2025, the corresponding unrealized loss before taxes on the portfolio of $537.55 million at December 31, 2024, changed to an unrealized loss before taxes of $492.67 million at March 31, 2025, which is recorded net of taxes in accumulated other comprehensive earnings (loss) in shareholders' equity. The unrealized gains or losses, net of taxes, on the portfolio are excluded from the calculation of all regulatory capital ratios. The changes in the fair value were driven by changes in interest rates based on expected actions by the Federal Reserve Board and other market conditions. The overall valuation of the portfolio is most correlated to the 5-year U.S. Treasury rates based on the composition and duration of the portfolio. At March 31, 2025, the 5-year U.S. Treasury rate was 3.98% compared to 4.39% at December 31, 2024, representing a 41 basis point decrease during the first three months of 2025. As of March 31, 2025, an increase of 100 basis points in the 5-year U.S. Treasury rate would result in an increase to unrealized losses by approximately $237.96 million before taxes, while a 100 basis point decrease in the same rate would result in a decrease to unrealized losses by approximately $209.12 million before taxes. We believe that we have the ability to hold these securities based on our overall liquidity and intent to hold the portfolio.

Capital and Liquidity

Capital. We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $1.68 billion, or 11.74% of total assets at March 31, 2025, as compared to $1.49 billion, or 11.31% of total assets at March 31, 2024, and $1.61 billion, or 11.49% of total assets at December 31, 2024. Included in shareholders' equity at March 31, 2025, and 2024, and December 31, 2024 were $388.89 million, $441.23 million and $424.29 million, respectively, in unrealized losses on investment securities available-for-sale, net of related income taxes, although such amount is excluded from and does not impact regulatory capital. For the first quarter of 2025, total shareholders’ equity averaged $1.65 billion, or 11.76% of average assets, as compared to $1.49 billion, or 11.25% of average assets, during the same period in 2024.

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

As of March 31, 2025 and 2024, and December 31, 2024, we had a total risk-based capital ratio of 20.31%, 19.70% and 20.00%, a Tier 1 capital to risk-weighted assets ratio of 19.12%, 18.60% and 18.83%, a common equity Tier 1 to risk-weighted assets ratio of 19.12%, 18.60% and 18.83% and a Tier 1 leverage ratio of 12.46%, 12.12% and 12.49%, respectively. The regulatory capital ratios as of March 31, 2025 and 2024, and December 31, 2024 were calculated under Basel III rules.

The regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of March 31, 2025:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,879,928	20.31%	$972,018	10.50%	$925,731	10.00%
First Financial Bank	$1,752,768	18.99%	$969,370	10.50%	$923,210	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,769,634	19.12%	$786,872	8.50%	$555,439	6.00%
First Financial Bank	$1,642,474	17.79%	$784,728	8.50%	$738,568	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,769,634	19.12%	$648,012	7.00%	$—	N/A
First Financial Bank	$1,642,474	17.79%	$646,247	7.00%	$600,086	6.50%
Leverage Ratio:
Consolidated	$1,769,634	12.46%	$370,293	4.00%	$—	N/A
First Financial Bank	$1,642,474	11.61%	$369,284	4.00%	$461,605	5.00%

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of March 31, 2024:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,729,051	19.70%	$921,517	10.50%	$877,635	10.00%
First Financial Bank	$1,559,420	17.82%	$919,106	10.50%	$875,339	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,632,034	18.60%	$745,990	8.50%	$526,581	6.00%
First Financial Bank	$1,462,403	16.71%	$744,038	8.50%	$700,271	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,632,034	18.60%	$614,344	7.00%	$—	N/A
First Financial Bank	$1,462,403	16.71%	$612,737	7.00%	$568,970	6.50%
Leverage Ratio:
Consolidated	$1,632,034	12.12%	$351,054	4.00%	$—	N/A
First Financial Bank	$1,462,403	10.91%	$350,136	4.00%	$437,670	5.00%

	Actual		Minimum Capital Required Basel III		Required to be Considered Well- Capitalized
As of December 31, 2024:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,838,118	20.00%	$965,103	10.50%	$919,146	10.00%
First Financial Bank	$1,698,590	18.53%	$962,524	10.50%	$916,689	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,731,116	18.83%	$781,274	8.50%	$551,487	6.00%
First Financial Bank	$1,591,588	17.36%	$779,186	8.50%	$733,351	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,731,116	18.83%	$643,402	7.00%	—	N/A
First Financial Bank	$1,591,588	17.36%	$641,682	7.00%	$595,848	6.50%
Leverage Ratio:
Consolidated	$1,731,116	12.49%	$367,658	4.00%	—	N/A
First Financial Bank	$1,591,588	11.53%	$366,676	4.00%	$458,345	5.00%

In connection with the adoption of the Basel III regulatory capital framework, our subsidiary bank made the election to continue to exclude accumulated other comprehensive income from available-for-sale securities (“AOCI”) from capital in connection with its quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

Liquidity. Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable, or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and other borrowings (see below) and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2025 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At March 31, 2025, there were no amounts drawn on these lines of credit. Our subsidiary bank also has (i) an available line of credit with the FHLB totaling $2.12 billion at March 31, 2025, secured by portions of our loan portfolio and certain investment securities, and (ii) access to the Federal Reserve Bank of Dallas lending program secured by portions of certain investment securities. At March 31, 2025, there was $810.00 million used on the FHLB line advance for undisbursed commitments (letters of credit) used to secure public funds.

The Company renewed its loan agreement, effective June 30, 2023, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2025, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2025. If a balance exists at June 30, 2025, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at The Wall Street Journal Prime Rate. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 36% (low) in 2021 and 2020 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at March 31, 2025. There was no outstanding balance under the line of credit as of March 31, 2025.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $82.01 million at March 31, 2025, investment securities which totaled $2.12 million at March 31, 2025 and mature over 5 to 6 years, available dividends from our subsidiaries which totaled $297.02 million at March 31, 2025, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of March 31, 2025, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. We are monitoring closely the impact to the financial system due to the recent failures of several banks. Given the diversified core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

Off-Balance Sheet (“OBS”)/Reserve for Unfunded Commitments. We are a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our consolidated balance sheets. At March 31, 2025, the Company’s reserve for unfunded commitments totaled $9.21 million which is recorded in other liabilities.

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

Table 10 – Commitments as of March 31, 2025 (dollars in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$1,285,160
Unfunded commitments to extend credit	960,713
Standby letters of credit	57,251
Total commercial commitments	$2,303,124

We believe we have no other OBS arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements. The above table does not include balances related to the Company’s IRLC and forward mortgage-backed security trades. Total commercial commitments were $2.30 billion at March 31, 2025, compared to $2.10 billion at March 31, 2024, and $2.17 billion at December 31, 2024.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At March 31, 2025, $297.02 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $17.00 million and $12.00 million for the three-months ended March 31, 2025 and 2024, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 35% to 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 42.02% and 48.23% of net earnings for the first three months of 2025 and 2024, respectively. Given our current capital position, projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

Item 4. Controls and Procedures.

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

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

Item 1A. Risk Factors.

There has been no material change in the risk factors previously disclosed under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Not Applicable

Item 6. Exhibits.

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q filed July 30, 2019).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed April 3, 2020).

3.3	—	Amendment to the Amended and Restated Bylaws of the Registrant, dated July 27, 2021 (incorporated by reference from Exhibit 3.3 to the Registrant's Form 10-Q filed August 2, 2021).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

4.2	—	Description of Registrant’s Securities (incorporated by reference from Exhibit 4.2 of the Registrant’s Form 10-K filed February 21, 2025).

10.1	—

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

10.5	—	Form of Executive Recognition Agreement (incorporated by reference from Exhibit 10.5 of the Registrant's Form 10-Q filed November 4, 2024)++

10.6	—

First Financial Bankshares, Inc. Supplemental Executive Retirement Plan, as amended and restated effective July 26, 2022 (incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K filed July 29, 2022.)++

19.1	—	First Financial Bankshares Policy Prohibiting Insider Trading and Unauthorized Disclosure of Information to Others.

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.+

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.+

97.1	—	First Financial Bankshares, Inc. Compensation Recovery Policy.

101.INS	—	Inline XBRL Instance Document.- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	—	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.*

104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

FIRST FINANCIAL BANKSHARES, INC.
Date: May 6, 2025	By:	/s/ F. Scott Dueser
F. Scott Dueser
Chairman of the Board and Chief Executive Officer

Date: May 6, 2025	By:	/s/ Michelle S. Hickox
Michelle S. Hickox
Executive Vice President and Chief Financial Officer