Form 10-Q
period 2025-06-30
FIRST FINANCIAL BANKSHARES INC
filed 2025-08-01
CIK 36029

2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 1, 2025
Common Stock, $0.01 par value per share	143,103,862

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. and Subsidiaries (the “Company” or “we”) at June 30, 2025 and 2024 (unaudited), and December 31, 2024, and the consolidated statements of earnings, comprehensive earnings (loss) and shareholders’ equity for the three and six-months ended June 30, 2025 and 2024 (unaudited), and the consolidated statements of cash flows for the six-months ended June 30, 2025 and 2024 (unaudited), and notes to consolidated financial statements (unaudited), follow on pages 4 through 42.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	June 30,		December 31,
	2025	2024	2024
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$264,000	$263,262	$259,996
FEDERAL FUNDS SOLD	8,750	2,800	—
INTEREST-BEARING DEMAND DEPOSITS IN BANKS	435,612	103,315	503,417
Total cash and cash equivalents	708,362	369,377	763,413
SECURITIES AVAILABLE-FOR-SALE, at fair value (amortized cost of these securities was $5,359,666, $5,132,451, and $5,155,305 as of June 30, 2025 and 2024, and December 31, 2024, respectively)	4,886,548	4,573,024	4,617,759
LOANS:
Held-for-investment	8,074,944	7,519,733	7,913,098
Less—allowance for credit losses	(102,792)	(95,170)	(98,325)
Net loans held-for-investment	7,972,152	7,424,563	7,814,773
Held-for-sale ($31,611, $19,393, and $7,793, at fair value at June 30, 2025 and 2024, and December 31, 2024, respectively)	33,233	19,668	8,235
BANK PREMISES AND EQUIPMENT, net	148,999	153,075	151,904
INTANGIBLE ASSETS, net	313,824	314,309	314,004
OTHER ASSETS	313,723	310,059	309,330
Total assets	$14,376,841	$13,164,075	$13,979,418
LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$3,439,059	$3,289,032	$3,348,041
INTEREST-BEARING DEPOSITS	9,009,357	8,120,125	8,751,133
Total deposits	12,448,416	11,409,157	12,099,174
DIVIDENDS PAYABLE	27,206	25,708	25,753
REPURCHASE AGREEMENTS	48,026	138,950	61,416
BORROWINGS	22,153	23,703	135,603
TRADE DATE PAYABLE	24,965	—	—
OTHER LIABILITIES	68,723	47,531	50,912
Total liabilities	12,639,489	11,645,049	12,372,858
SHAREHOLDERS’ EQUITY:
COMMON STOCK — $0.01 par value, authorized 200,000,000 shares; 143,077,619, 142,848,909, and 142,944,704 shares issued at June 30, 2025 and 2024, and December 31, 2024, respectively	1,431	1,428	1,429
CAPITAL SURPLUS	694,273	685,209	689,338
RETAINED EARNINGS	1,415,104	1,273,946	1,340,082
TREASURY STOCK (shares at cost: 929,782, 934,135, and 929,735 at June 30, 2025 and 2024, and December 31, 2024, respectively)	(13,594)	(12,378)	(12,905)
DEFERRED COMPENSATION	13,594	12,378	12,905
ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS), net	(373,456)	(441,557)	(424,289)
Total shareholders’ equity	1,737,352	1,519,026	1,606,560
Total liabilities and shareholders’ equity	$14,376,841	$13,164,075	$13,979,418

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS—(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2025	2024	2025	2024
INTEREST INCOME:
Interest and fees on loans	$134,723	$123,708	$265,704	$240,800
Interest on investment securities:
Taxable	25,242	19,912	50,277	39,864
Exempt from federal income tax	8,541	7,687	16,371	15,424
Interest on federal funds sold and interest-bearing demand deposits in banks	4,304	2,366	7,568	7,079
Total interest income	172,810	153,673	339,920	303,167
INTEREST EXPENSE:
Interest on deposits	48,732	48,415	96,281	93,666
Interest on repurchase agreements and borrowings	348	1,985	1,120	5,987
Total interest expense	49,080	50,400	97,401	99,653
Net interest income	123,730	103,273	242,519	203,514
PROVISION FOR CREDIT LOSSES	3,132	5,888	6,660	6,695
Net interest income after provision for credit losses	120,598	97,385	235,859	196,819
NONINTEREST INCOME:
Trust fees	12,746	11,714	25,399	23,093
Service charges on deposit accounts	6,126	6,009	12,302	12,255
Debit card fees	5,218	5,145	10,185	10,036
Credit card fees	707	672	1,284	1,303
Gain on sale and fees on mortgage loans	4,126	3,687	6,958	6,815
Net gain (loss) on sale of foreclosed assets	200	(58)	165	(58)
Net gain on sale of other assets	6	2	6	2
Loan recoveries	810	664	1,384	1,219
Other noninterest income	2,934	3,433	5,420	5,986
Total noninterest income	32,873	31,268	63,103	60,651
NONINTEREST EXPENSE:
Salaries, commissions and employee benefits	42,575	37,472	84,717	74,155
Net occupancy expense	3,600	3,618	7,320	7,088
Equipment expense	2,478	2,233	4,799	4,470
FDIC insurance premiums	1,585	1,508	3,160	3,473
Debit card expense	3,308	3,242	6,680	6,300
Professional and service fees	2,730	2,828	5,381	5,224
Printing, stationery and supplies	473	425	955	872
Operational and other losses	720	769	1,260	1,923
Software amortization and expense	4,020	3,158	7,753	6,163
Amortization of intangible assets	86	157	181	314
Other noninterest expense	10,160	9,602	19,864	18,970
Total noninterest expense	71,735	65,012	142,070	128,952
EARNINGS BEFORE INCOME TAXES	81,736	63,641	156,892	128,518
INCOME TAX EXPENSE	15,078	11,156	28,888	22,636
NET EARNINGS	$66,658	$52,485	$128,004	$105,882
NET EARNINGS PER SHARE, BASIC	$0.47	$0.37	$0.90	$0.74
NET EARNINGS PER SHARE, DILUTED	$0.47	$0.37	$0.89	$0.74
DIVIDENDS PER SHARE	$0.19	$0.18	$0.37	$0.36

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) —(UNAUDITED)

(Dollars in thousands)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2025	2024	2025	2024
NET EARNINGS	$66,658	$52,485	$128,004	$105,882
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for- sale, before income taxes	19,536	(418)	64,346	(48,429)
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings, before income taxes	—	—	—	—
Total other items of comprehensive earnings (loss)	19,536	(418)	64,346	(48,429)
Income tax benefit (expense) related to:
Change in unrealized gain (loss) on investment securities available-for- sale	(4,103)	88	(13,513)	10,170
Reclassification adjustment for realized gains (losses) on investment securities included in net earnings	—	—	—	—
Comprehensive earnings (loss) tax benefit (expense)	(4,103)	88	(13,513)	10,170
COMPREHENSIVE EARNINGS	$82,091	$52,155	$178,837	$67,623

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive Earnings	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Loss)	Equity
Balances at March 31, 2024 (unaudited)	142,817,159	$1,428	$683,997	$1,247,169	(931,427)	$(12,120)	$12,120	$(441,227)	$1,491,367
Net earnings (unaudited)	—	—	—	52,485	—	—	—	—	52,485
Stock option exercises/ stock unit conversions/ restricted stock activity (unaudited)	31,750	—	162	—	—	—	—	—	162
Cash dividends declared, $0.18 per share (unaudited)	—	—	—	(25,708)	—	—	—	—	(25,708)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(330)	(330)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(2,708)	(258)	258	—	—
Stock-based compensation expense (unaudited)	—	—	1,050	—	—	—	—	—	1,050
Balances at June 30, 2024 (unaudited)	142,848,909	$1,428	$685,209	$1,273,946	(934,135)	$(12,378)	$12,378	$(441,557)	$1,519,026
Balances at March 31, 2025 (unaudited)	143,019,433	$1,430	$692,068	$1,375,652	(928,353)	$(13,263)	$13,263	$(388,889)	$1,680,261
Net earnings (unaudited)	—	—	—	66,658	—	—	—	—	66,658
Stock option exercises/ stock unit conversions/ restricted stock activity (unaudited)	58,186	1	674	—	—	—	—	—	675
Cash dividends declared, $0.19 per share (unaudited)	—	—	—	(27,206)	—	—	—	—	(27,206)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	15,433	15,433
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(1,429)	(331)	331	—	—
Stock-based compensation expense (unaudited)	—	—	1,531	—	—	—	—	—	1,531
Balances at June 30, 2025 (unaudited)	143,077,619	$1,431	$694,273	$1,415,104	(929,782)	$(13,594)	$13,594	$(373,456)	$1,737,352

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive Earnings	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Loss)	Equity
Balances at December 31, 2023	142,716,939	$1,427	$681,246	$1,219,525	(930,152)	$(11,855)	$11,855	$(403,298)	$1,498,900
Net earnings (unaudited)	—	—	—	105,882	—	—	—	—	105,882
Stock option exercises/ stock unit conversions/ restricted stock activity (unaudited)	131,970	1	1,784	—	—	—	—	—	1,785
Cash dividends declared, $0.36 per share (unaudited)	—	—	—	(51,461)	—	—	—	—	(51,461)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(38,259)	(38,259)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(3,983)	(523)	523	—	—
Stock-based compensation expense (unaudited)	—	—	2,179	—	—	—	—	—	2,179
Balances at June 30, 2024 (unaudited)	142,848,909	$1,428	$685,209	$1,273,946	(934,135)	$(12,378)	$12,378	$(441,557)	$1,519,026
Balances at December 31, 2024	142,944,704	$1,429	$689,338	$1,340,082	(929,735)	$(12,905)	$12,905	$(424,289)	$1,606,560
Net earnings (unaudited)	—	—	—	128,004	—	—	—	—	128,004
Stock option exercises/ stock unit conversions/ restricted stock activity (unaudited)	132,915	2	1,477	—	—	—	—	—	1,479
Cash dividends declared, $0.37 per share (unaudited)	—	—	—	(52,982)	—	—	—	—	(52,982)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	50,833	50,833
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(47)	(689)	689	—	—
Stock-based compensation expense (unaudited)	—	—	3,458	—	—	—	—	—	3,458
Balances at June 30, 2025 (unaudited)	143,077,619	$1,431	$694,273	$1,415,104	(929,782)	$(13,594)	$13,594	$(373,456)	$1,737,352

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)

(Dollars in thousands)

	Six-Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$128,004	$105,882
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,462	6,452
Provision for credit losses	6,660	6,695
Securities premium amortization, net	19,416	22,653
(Gain) loss on sale of securities and other assets, net	(171)	56
Deferred federal income tax benefit	11,685	476
Stock-based compensation	3,458	2,179
Net tax benefit from stock-based compensation	200	128
Change in loans held-for-sale	(24,200)	(5,270)
Change in other assets	(29,787)	(4,066)
Change in other liabilities	16,374	9,269
Total adjustments	10,097	38,572
Net cash provided by operating activities	138,101	144,454
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Maturities	5,397,243	4,330,401
Purchases	(5,596,052)	(4,241,825)
Net increase in loans held-for-investment	(163,111)	(371,161)
Purchases of bank premises, equipment and software	(4,687)	(8,892)
Proceeds from sale of bank premises and equipment and other assets	1,103	56
Net cash used in investing activities	(365,504)	(291,421)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	91,018	(146,554)
Net increase in interest-bearing deposits	258,224	417,411
Net decrease in repurchase agreements and borrowings	(126,840)	(241,428)
Common stock transactions:
Proceeds from stock option exercises/stock unit conversions/restricted stock activity	1,479	1,785
Dividends paid	(51,529)	(51,461)
Net cash provided by (used in) financing activities	172,352	(20,247)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(55,051)	(167,214)
CASH AND CASH EQUIVALENTS, beginning of period	763,413	536,591
CASH AND CASH EQUIVALENTS, end of period	$708,362	$369,377
SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$98,701	$99,776
Federal income taxes paid	27,947	19,546
Investment securities purchased not settled	24,965	—
Transfer of loans to other real estate	490	656

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

First Financial Bankshares, Inc., a Texas corporation (“Bankshares,” “Company,” “we” or “us”), is a financial holding company which owns all of the capital stock of First Financial Bank, which had 79 locations located in Texas as of June 30, 2025. The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which First Financial Bank is located. In addition, the Company also owns First Financial Trust & Asset Management Company, First Financial Insurance Agency, Inc. (inactive), First Technology Services, Inc., FFB Investment Paris Fund, LLC, and FFB Portfolio Management, Inc.

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

The consolidated interim financial statements are unaudited, and certain information and disclosures in the notes to consolidated unaudited financial statements that are presented in accordance with GAAP have been condensed or omitted.

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

Stock Repurchase

On July 23, 2024, the Company’s Board of Directors extended the authorization to repurchase up to 5,000,000 common shares through July 31, 2025. The prior authorization had been in place since July 27, 2021. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades, or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Under a previous authorization effective through July 31, 2024, the Company repurchased and retired 101,337 shares (all during September 2023) at an average price of $26.99 per share. There have been no repurchases during 2024 or 2025.

On July 22, 2025, the Company's Board of Directors extended the authorization to repurchase up to 5,000,000 common shares through July 31, 2026.

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

ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." ASU 2023-07 expands segment disclosure requirements for public entities to require disclosure of significant expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. ASU 2023-07 became effective for our annual financial statements in 2024 and was effective for interim periods within fiscal years in 2025. The adoption of ASU 2023-07 did not have a significant impact on our financial statements.

ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires entities to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate to provide this incremental detail in a numerical, tabular format. The ASU also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction; pretax income (or loss) from continuing operations; and income tax expense (or benefit). PBEs will be required to adopt the new requirements in annual reporting periods beginning after December 15, 2024, and interim periods beginning after December 15, 2025. The adoption of ASU 2023-09 is not expected to have a significant impact on our financial statements.

ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures." The guidance in ASU 2024-03 enhances the disclosures about an entity's expenses by requiring more detailed information about the types of expenses in commonly presented expense captions. This guidance is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The adoption is not expected to have a material impact on our consolidated financial statements.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of securities and report accrued interest separately in other assets on the consolidated balance sheets. A security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to securities reversed against interest income for the three and six-months ended June 30, 2025 or 2024, respectively.

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

At June 30, 2025 and 2024, and December 31, 2024, no allowance for credit losses - available-for-sale securities was recorded.

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

At June 30, 2025 and 2024, and December 31, 2024, the Company held no securities that were classified as held-to-maturity.

Loans Held-for-Investment

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, net of the allowance for credit losses. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, fair value hedge accounting adjustments, deferred loan fees and costs. The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and report accrued interest separately from the related loan balance in other assets on the consolidated balance sheets.

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

Allowance for Credit Losses - Off-Balance-Sheet/Reserve for Unfunded Commitments

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. These obligations include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. At June 30, 2025, the Company’s reserve for unfunded commitments totaled $9,914,000. The reserve for unfunded commitments totaled $7,433,000 at June 30, 2024 and $8,677,000 at December 31, 2024, respectively. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheet.

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

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year. There was no impairment recorded during the six-months ended June 30, 2025 or 2024, respectively.

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

Segment Reporting

The Company adopted Accounting Standards Update 2023-07 "Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures" on January 1, 2024. The Company has determined that its banking regions meet the aggregation criteria of ASC 280, since each of its banking regions offer similar products and services, operate in a similar manner, have similar customers and report to the same regulatory authority, and therefore operate one line of business (community banking) located in a single geographic area (Texas). The Company's Chief Executive Officer has been identified as the chief operating decision maker ("CODM").

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

Accumulated Other Comprehensive Earnings (Loss)

Unrealized net losses on the Company’s available-for-sale securities, net of applicable income taxes, totaled $373,456,000, $441,557,000 and $424,289,000 at June 30, 2025, and 2024, and December 31, 2024, respectively, are included in accumulated other comprehensive earnings (loss) as a separate component of shareholders' equity.

Income Taxes

The Company’s provision for income taxes is based on income before income taxes adjusted for permanent differences between financial reporting and taxable income. Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. As of June 30, 2025, and 2024, and December 31, 2024, deferred tax assets totaled $113,810,000, $123,407,000 and $116,999,000, respectively, and were included in other assets on the consolidated balance sheets.

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

Per Share Data

Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. The Company calculates dilutive EPS assuming all outstanding stock options to purchase common shares and unvested restricted stock shares and units have been exercised and/or vested at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is determined by application of the treasury stock method, whereby the proceeds from the exercised options and unearned compensation for both restricted stock and stock options are assumed to be used to purchase common shares at the average market price during the respective period. There were 360,000 and 364,000 anti-dilutive shares for the three and six-months ended June 30, 2025 that were excluded from the computation of EPS. There were 407,000 and 412,000 anti-dilutive shares for the three and six-months ended June 30, 2024, that were excluded from the computation of EPS. The following table reconciles the computation of basic EPS to diluted EPS:

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended June 30, 2025:
Net earnings per share, basic	$66,658	143,023,544	$0.47
Effect of stock options and stock grants	—	354,961	—
Net earnings per share, diluted	$66,658	143,378,505	$0.47

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended June 30, 2024:
Net earnings per share, basic	$52,485	142,814,363	$0.37
Effect of stock options and stock grants	—	274,567	—
Net earnings per share, diluted	$52,485	143,088,930	$0.37

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the six-months ended June 30, 2025:
Net earnings per share, basic	$128,004	142,986,734	$0.90
Effect of stock options and stock grants	—	391,986	(0.01)
Net earnings per share, diluted	$128,004	143,378,720	$0.89

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the six-months ended June 30, 2024:
Net earnings per share, basic	$105,882	142,769,518	$0.74
Effect of stock options and stock grants	—	297,675	—
Net earnings per share, diluted	$105,882	143,067,193	$0.74

Note 2 - Securities

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, allowance for credit losses and the fair value of available-for-sale securities are as follows (dollars in thousands):

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$155,710	$1	$(1,876)	$153,835
Obligations of states and political subdivisions	1,694,153	743	(173,532)	1,521,364
Residential mortgage-backed securities	2,708,501	3,521	(300,148)	2,411,874
Commercial mortgage-backed securities	704,579	6,875	(4,436)	707,018
Corporate bonds and other	96,723	10	(4,276)	92,457
Total securities available-for-sale	$5,359,666	$11,150	$(484,268)	$4,886,548

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$352,682	$—	$(10,706)	$341,976
Obligations of states and political subdivisions	1,584,389	420	(139,436)	1,445,373
Residential mortgage-backed securities	2,705,508	71	(389,494)	2,316,085
Commercial mortgage-backed securities	362,004	—	(11,982)	350,022
Corporate bonds and other	127,868	—	(8,300)	119,568
Total securities available-for-sale	$5,132,451	$491	$(559,918)	$4,573,024

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$278,155	$2	$(4,595)	$273,562
Obligations of states and political subdivisions	1,578,749	338	(138,842)	1,440,245
Residential mortgage-backed securities	2,729,096	184	(378,746)	2,350,534
Commercial mortgage-backed securities	457,311	99	(9,658)	447,752
Corporate bonds and other	111,994	50	(6,378)	105,666
Total securities available-for-sale	$5,155,305	$673	$(538,219)	$4,617,759

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at June 30, 2025 and 2024, and December 31, 2024, were computed by using scheduled amortization of balances and historical prepayment rates.

The carrying value and estimated fair value of available-for-sale securities at June 30, 2025, by contractual and expected maturity, are shown below (dollars in thousands):

	Carrying	Estimated
	Value	Fair Value
Due within one year	$282,480	$279,764
Due after one year through five years	2,103,481	1,986,766
Due after five years through ten years	1,631,680	1,477,793
Due after ten years	1,342,025	1,142,225
Total	$5,359,666	$4,886,548

The following tables disclose as of June 30, 2025 and 2024, and December 31, 2024, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
June 30, 2025	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$1,497	$—	$151,350	$(1,876)	$152,847	$(1,876)
Obligations of states and political subdivisions	74,621	(2,300)	1,308,960	(171,232)	1,383,581	(173,532)
Residential mortgage-backed securities	166,062	(1,315)	2,011,749	(298,833)	2,177,811	(300,148)
Commercial mortgage-backed securities	7,194	(130)	181,352	(4,306)	188,546	(4,436)
Corporate bonds and other	—	—	87,513	(4,276)	87,513	(4,276)
Total	$249,374	$(3,745)	$3,740,924	$(480,523)	$3,990,298	$(484,268)

	Less than 12 Months		12 Months or Longer		Total
June 30, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$1,448	$(12)	$340,528	$(10,694)	$341,976	$(10,706)
Obligations of states and political subdivisions	32,423	(320)	1,391,496	(139,117)	1,423,919	(139,437)
Residential mortgage-backed securities	80,096	(462)	2,183,346	(389,031)	2,263,442	(389,493)
Commercial mortgage-backed securities	92,487	(928)	257,535	(11,054)	350,022	(11,982)
Corporate bonds and other	—	—	104,031	(8,300)	104,031	(8,300)
Total	$206,454	$(1,722)	$4,276,936	$(558,196)	$4,483,390	$(559,918)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$—	$—	$271,088	$(4,595)	$271,088	$(4,595)
Obligations of states and political subdivisions	56,777	(1,224)	1,361,628	(137,618)	1,418,405	(138,842)
Residential mortgage-backed securities	198,385	(4,990)	2,048,727	(373,756)	2,247,112	(378,746)
Commercial mortgage-backed securities	196,640	(2,249)	190,189	(7,409)	386,829	(9,658)
Corporate bonds and other	4,871	(44)	95,840	(6,334)	100,711	(6,378)
Total	$456,673	$(8,507)	$3,967,472	$(529,712)	$4,424,145	$(538,219)

The number of investments in an unrealized loss position totaled 725 at June 30, 2025. We believe any unrealized losses in the U.S. treasury securities, obligations of state and political subdivisions, residential and commercial mortgage-backed and asset-backed investment securities, and corporate bonds and other at June 30, 2025 and 2024, and December 31, 2024, are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required on these securities at June 30, 2025 and 2024, and December 31, 2024. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity. Based on evaluations of impaired securities as of June 30, 2025, the Company does not intend to sell any impaired available-for-sale securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At June 30, 2025, 69.15% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 53.70% are guaranteed by the Texas Permanent School Fund.

Securities, carried at approximately $2,190,153,000 on June 30, 2025, were pledged as collateral for public or trust fund deposits, repurchase agreements, borrowings and for other purposes required or permitted by law.

During the three and six-months ended June 30, 2025 and 2024, respectively, there were no sales of investment securities that were classified as available-for-sale. There were no gross realized security gains or losses from sales and calls during the three and six-months ended June 30, 2025 and 2024.

The specific identification method was used to determine cost in order to compute the realized gains and losses.

Note 3 – Loans Held-for-Investment and Allowance for Credit Losses

For the periods ended June 30, 2025 and 2024, and December 31, 2024, the following tables outline the Company’s loan portfolio by the ten portfolio segments where applicable.

Loans held-for-investment by portfolio segment are as follows (dollars in thousands):

	June 30,		December 31,
	2025	2024	2024
Commercial:
C&I	$1,202,151	$1,141,990	$1,176,993
Municipal	306,140	359,124	369,246
Total Commercial	1,508,291	1,501,114	1,546,239
Agricultural	86,133	86,186	95,543
Real Estate:
Construction & Development	1,172,834	986,394	1,054,603
Farm	302,969	318,597	339,665
Non-Owner Occupied CRE	746,341	815,713	805,566
Owner Occupied CRE	1,124,610	1,049,715	1,083,100
Residential	2,286,220	1,990,604	2,196,767
Total Real Estate	5,632,974	5,161,023	5,479,701
Consumer:
Auto	698,897	615,192	638,560
Non-Auto	148,649	156,218	153,055
Total Consumer	847,546	771,410	791,615
Total Loans	8,074,944	7,519,733	7,913,098
Less: Allowance for credit losses	(102,792)	(95,170)	(98,325)
Loans, net	$7,972,152	$7,424,563	$7,814,773

Outstanding loan balances at June 30, 2025 and 2024, and December 31, 2024, are net of unearned income, including net deferred loan fees.

At June 30, 2025, $5,637,716,000 in loans held by our bank subsidiary were subject to blanket liens as security for a line of credit with the Federal Home Loan Bank of Dallas ("FHLB"). At June 30, 2025, this available line of credit was $2,186,315,000. At June 30, 2025, there was $795,000,000 used on the line advance for undisbursed commitments (letters of credit) used to secure public funds.

The Company’s nonaccrual loans and loans still accruing and past due 90 days or more are as follows (dollars in thousands):

	June 30,		December 31,
	2025	2024	2024
Nonaccrual loans	$63,142	$60,311	$61,938
Loans still accruing and past due 90 days or more	77	231	287
Total nonperforming loans	$63,219	$60,542	$62,225

The Company had $63,708,000, $61,189,000 and $63,096,000 in nonaccrual, past due 90 days or more and still accruing, and foreclosed assets at June 30, 2025 and 2024, and December 31, 2024, respectively. Nonaccrual loans at June 30, 2025 and 2024, and December 31, 2024, consisted of the following (dollars in thousands):

	June 30,		December 31,
	2025	2024	2024
Commercial:
C&I	$3,091	$4,080	$3,984
Municipal	17	—	—
Total Commercial	3,108	4,080	3,984
Agricultural	2,434	2,028	1,209
Real Estate:
Construction & Development	3,269	1,679	1,141
Farm	5,171	4,299	4,176
Non-Owner Occupied CRE	9,707	9,615	11,062
Owner Occupied CRE	27,337	31,606	30,074
Residential	11,073	5,984	9,348
Total Real Estate	56,557	53,183	55,801
Consumer:
Auto	833	710	638
Non-Auto	210	310	306
Total Consumer	1,043	1,020	944
Total	$63,142	$60,311	$61,938

No significant additional funds are committed to be advanced in connection with nonaccrual loans as of June 30, 2025.

Summary information on the allowance for credit losses for the three and six-months ended June 30, 2025 and 2024, are outlined by portfolio segment in the following tables (dollars in thousands):

Three-Months Ended June 30, 2025	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$15,592	$360	$1,564	$19,717	$2,919
Provision for loan losses	2,502	1	(665)	2,368	(135)
Recoveries	100	—	38	2	—
Charge-offs	(320)	—	—	(40)	—
Ending balance	$17,874	$361	$937	$22,047	$2,784

Three-Months Ended June 30, 2025 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$15,709	$21,492	$21,739	$1,495	$493	$101,080
Provision for loan losses	(1,456)	(239)	(130)	199	(13)	2,432
Recoveries	5	5	22	129	168	469
Charge-offs	(250)	—	(154)	(277)	(148)	(1,189)
Ending balance	$14,008	$21,258	$21,477	$1,546	$500	$102,792

Three-Months Ended June 30, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$16,106	$195	$3,243	$24,811	$2,517
Provision for loan losses	(790)	44	(1,359)	(1,300)	385
Recoveries	177	—	46	—	—
Charge-offs	(242)	—	1	—	—
Ending balance	$15,251	$239	$1,931	$23,511	$2,902

Three-Months Ended June 30, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$14,968	$12,756	$13,565	$907	$494	$89,562
Provision for loan losses	(1,951)	8,260	2,112	406	103	5,910
Recoveries	24	38	2	89	24	400
Charge-offs	(13)	—	(11)	(329)	(108)	(702)
Ending balance	$13,028	$21,054	$15,668	$1,073	$513	$95,170

Six-Months Ended June 30, 2025	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$15,436	$200	$1,653	$19,861	$2,871
Provision for loan losses	2,656	161	(790)	2,224	(88)
Recoveries	193	—	74	2	1
Charge-offs	(411)	—	—	(40)	—
Ending balance	$17,874	$361	$937	$22,047	$2,784

Six-Months Ended June 30, 2025 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non- Auto	Total
Beginning balance	$14,664	$21,413	$20,488	$1,186	$553	$98,325
Provision for loan losses	(414)	(287)	1,368	649	(56)	5,423
Recoveries	8	307	25	327	242	1,179
Charge-offs	(250)	(175)	(404)	(616)	(239)	(2,135)
Ending balance	$14,008	$21,258	$21,477	$1,546	$500	$102,792

Six-Months Ended June 30, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$15,698	$195	$1,281	$28,553	$2,914
Provision for loan losses	(289)	44	658	(5,009)	(12)
Recoveries	288	—	51	—	—
Charge-offs	(446)	—	(59)	(33)	—
Ending balance	$15,251	$239	$1,931	$23,511	$2,902

Six-Months Ended June 30, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non- Auto	Total
Beginning balance	$13,425	$13,813	$11,654	$810	$391	$88,734
Provision for loan losses	(415)	7,161	3,925	790	313	7,166
Recoveries	31	80	100	201	71	822
Charge-offs	(13)	—	(11)	(728)	(262)	(1,552)
Ending balance	$13,028	$21,054	$15,668	$1,073	$513	$95,170

Additionally, the Company records a reserve for unfunded commitments in other liabilities, which totaled $9,914,000, $7,433,000 and $8,677,000 at June 30, 2025 and 2024, and December 31, 2024, respectively. The provision for loan losses of $2,432,000 for the three-months ended June 30, 2025 is combined with the provision for unfunded commitments of $700,000 and reported in the net aggregate of $3,132,000 under the provision for credit losses in the consolidated statement of earnings for the three-months ended June 30, 2025. The provision for loan losses of $5,423,000 for the six-months ended June 30, 2025 is combined with the provision for unfunded commitments of $1,237,000 and reported in the net aggregate of $6,660,000 under the provision for credit losses in the consolidated statement of earnings for the six-months ended June 30, 2025.

The $5,910,000 provision for loan losses for the three-months ended June 30, 2024 above is combined with the reversal of provision for unfunded commitments of $22,000 and reported in the aggregate of $5,888,000 under the provision for credit losses for the three-months ended June 30, 2024. The $7,166,000 provision for loan losses for the six-months ended June 30, 2024 above is combined with the reversal of provision for unfunded commitments of $471,000 and reported in the aggregate of $6,695,000 under the provision for credit losses for the six-months ended June 30, 2024.

The Company’s loans that are individually evaluated for credit losses (both collateral and non-collateral dependent) and their related allowances as of June 30, 2025 and 2024, and December 31, 2024, are summarized in the following tables by loan segment (dollars in thousands):

June 30, 2025	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$115	$2,976	$37,718	$40,809	$896	$6,261	$7,157
Municipal	—	17	9,434	9,451	—	162	162
Total Commercial	115	2,993	47,152	50,260	896	6,423	7,319
Agricultural	474	1,960	519	2,953	340	172	512
Real Estate:
Construction & Development	1,767	1,502	13,351	16,620	190	1,250	1,440
Farm	1,190	3,981	5,150	10,321	282	280	562
Non-Owner Occupied CRE	7,052	2,655	30,419	40,126	1,117	2,856	3,973
Owner Occupied CRE	16,259	11,078	45,677	73,014	4,562	2,350	6,912
Residential	3,401	7,672	48,039	59,112	1,084	2,721	3,805
Total Real Estate	29,669	26,888	142,636	199,193	7,235	9,457	16,692
Consumer:
Auto	—	833	2,788	3,621	2	6	8
Non-Auto	—	210	828	1,038	1	2	3
Total Consumer	—	1,043	3,616	4,659	3	8	11
Total	$30,258	$32,884	$193,923	$257,065	$8,474	$16,060	$24,534

June 30, 2024	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$1,070	$3,010	$38,462	$42,542	$1,166	$3,664	$4,830
Municipal	—	—	559	559	—	—	—
Total Commercial	1,070	3,010	39,021	43,101	1,166	3,664	4,830
Agricultural	714	1,314	968	2,996	1,025	380	1,405
Real Estate:
Construction & Development	1,104	575	25,002	26,681	57	1,751	1,808
Farm	—	4,299	5,496	9,795	429	454	883
Non-Owner Occupied CRE	2,327	7,288	20,881	30,496	1,150	1,777	2,927
Owner Occupied CRE	2,316	29,290	35,847	67,453	5,566	3,018	8,584
Residential	2,820	3,164	28,659	34,643	245	1,503	1,748
Total Real Estate	8,567	44,616	115,885	169,068	7,447	8,503	15,950
Consumer:
Auto	—	710	2,373	3,083	1	5	6
Non-Auto	—	310	705	1,015	65	54	119
Total Consumer	—	1,020	3,078	4,098	66	59	125
Total	$10,351	$49,960	$158,952	$219,263	$9,704	$12,606	$22,310

December 31, 2024	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$854	$3,130	$25,778	$29,762	$1,463	$3,042	$4,505
Municipal	—	—	409	409	—	—	—
Total Commercial	854	3,130	26,187	30,171	1,463	3,042	4,505
Agricultural	743	466	3,002	4,211	220	945	1,165
Real Estate:
Construction & Development	732	409	10,033	11,174	26	465	491
Farm	412	3,764	6,412	10,588	23	427	450
Non-Owner Occupied CRE	6,668	4,394	28,832	39,894	1,406	2,852	4,258
Owner Occupied CRE	2,186	27,888	49,396	79,470	5,727	2,431	8,158
Residential	3,859	5,489	44,311	53,659	1,343	2,317	3,660
Total Real Estate	13,857	41,944	138,984	194,785	8,525	8,492	17,017
Consumer:
Auto	—	638	2,941	3,579	1	5	6
Non-Auto	—	306	799	1,105	51	73	124
Total Consumer	—	944	3,740	4,684	52	78	130
Total	$15,454	$46,484	$171,913	$233,851	$10,260	$12,557	$22,817

The Company’s allowance for loans that are individually evaluated for credit losses and collectively evaluated for credit losses as of June 30, 2025 and 2024, and December 31, 2024, are summarized in the following table by loan segment (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

June 30, 2025	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$7,157	$162	$512	$1,440	$562
Loans collectively evaluated for credit losses	10,717	199	425	20,607	2,222
Total	$17,874	$361	$937	$22,047	$2,784

June 30, 2025 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$3,973	$6,912	$3,805	$8	$3	$24,534
Loans collectively evaluated for credit losses	10,035	14,346	17,672	1,538	497	78,258
Total	$14,008	$21,258	$21,477	$1,546	$500	$102,792

June 30, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$4,830	$—	$1,405	$1,808	$883
Loans collectively evaluated for credit losses	10,421	239	526	21,703	2,019
Total	$15,251	$239	$1,931	$23,511	$2,902

June 30, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$2,927	$8,584	$1,748	$6	$119	$22,310
Loans collectively evaluated for credit losses	10,101	12,470	13,920	1,067	394	72,860
Total	$13,028	$21,054	$15,668	$1,073	$513	$95,170

December 31, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$4,505	$—	$1,165	$491	$450
Loans collectively evaluated for credit losses	10,931	200	488	19,370	2,421
Total	$15,436	$200	$1,653	$19,861	$2,871

December 31, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$4,258	$8,158	$3,660	$6	$124	$22,817
Loans collectively evaluated for credit losses	10,406	13,255	16,828	1,180	429	75,508
Total	$14,664	$21,413	$20,488	$1,186	$553	$98,325

The Company’s recorded investment in loans as of June 30, 2025 and 2024, and December 31, 2024, related to the balance in the allowance for credit losses follows below (dollars in thousands):

June 30, 2025	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$40,809	$9,451	$2,953	$16,620	$10,321
Loans collectively evaluated for credit losses	1,161,342	296,689	83,180	1,156,214	292,648
Total	$1,202,151	$306,140	$86,133	$1,172,834	$302,969

June 30, 2025 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$40,126	$73,014	$59,112	$3,621	$1,038	$257,065
Loans collectively evaluated for credit losses	706,215	1,051,596	2,227,108	695,276	147,611	7,817,879
Total	$746,341	$1,124,610	$2,286,220	$698,897	$148,649	$8,074,944

June 30, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$42,542	$559	$2,996	$26,681	$9,795
Loans collectively evaluated for credit losses	1,099,448	358,565	83,190	959,713	308,802
Total	$1,141,990	$359,124	$86,186	$986,394	$318,597

June 30, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$30,496	$67,453	$34,643	$3,083	$1,015	$219,263
Loans collectively evaluated for credit losses	785,217	982,262	1,955,961	612,109	155,203	7,300,470
Total	$815,713	$1,049,715	$1,990,604	$615,192	$156,218	$7,519,733

December 31, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$29,762	$409	$4,211	$11,174	$10,588
Loans collectively evaluated for credit losses	1,147,231	368,837	91,332	1,043,429	329,077
Total	$1,176,993	$369,246	$95,543	$1,054,603	$339,665

December 31, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$39,894	$79,470	$53,659	$3,579	$1,105	$233,851
Loans collectively evaluated for credit losses	765,672	1,003,630	2,143,108	634,981	151,950	7,679,247
Total	$805,566	$1,083,100	$2,196,767	$638,560	$153,055	$7,913,098

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

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at June 30, 2025 (dollars in millions):

June 30,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$417	$409	$161	$107	$27	$40	$—	$1,161
Special mention	7	2	1	1	13	1	—	25
Substandard	8	2	3	3	—	—	—	16
Doubtful	—	—	—	—	—	—	—	—
Total	$432	$413	$165	$111	$40	$41	$—	$1,202
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$28	$96	$25	$73	$11	$63	$—	$296
Special mention	—	—	—	1	—	9	—	10
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$28	$96	$25	$74	$11	$72	$—	$306
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$42	$33	$4	$3	$1	$—	$—	$83
Special mention	—	—	—	—	—	—	—	—
Substandard	—	2	—	1	—	—	—	3
Doubtful	—	—	—	—	—	—	—	—
Total	$42	$35	$4	$4	$1	$—	$—	$86
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$383	$462	$110	$132	$51	$17	$1	$1,156
Special mention	—	—	—	—	—	—	—	—
Substandard	6	8	1	1	1	—	—	17
Doubtful	—	—	—	—	—	—	—	—
Total	$389	$470	$111	$133	$52	$17	$1	$1,173
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$35	$70	$37	$59	$56	$36	$—	$293
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	—	4	1	4	—	10
Doubtful	—	—	—	—	—	—	—	—
Total	$35	$71	$37	$63	$57	$40	$—	$303
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$77	$111	$72	$213	$120	$113	$—	$706
Special mention	—	—	2	3	3	1	—	9
Substandard	13	1	1	3	9	4	—	31
Doubtful	—	—	—	—	—	—	—	—
Total	$90	$112	$75	$219	$132	$118	$—	$746
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$116	$161	$119	$264	$166	$226	$—	$1,052
Special mention	—	2	—	—	7	1	—	10
Substandard	1	5	8	31	10	8	—	63
Doubtful	—	—	—	—	—	—	—	—
Total	$117	$168	$127	$295	$183	$235	$—	$1,125
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$296	$478	$327	$365	$240	$303	$218	$2,227
Special mention	—	2	1	1	2	2	—	8
Substandard	2	8	8	12	4	14	3	51
Doubtful	—	—	—	—	—	—	—	—
Total	$298	$488	$336	$378	$246	$319	$221	$2,286
Year-to-Date Gross Charge-Offs	$—	$—	$1	$—	$—	$—	$—	$1

June 30,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$210	$273	$91	$91	$25	$6	$—	$696
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	1	1	—	—	—	3
Doubtful	—	—	—	—	—	—	—	—
Total	$210	$274	$92	$92	$25	$6	$—	$699
Year-to-Date Gross Charge-Offs	$—	$—	$—	$1	$—	$—	$—	$1

June 30,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$40	$47	$24	$19	$8	$2	$8	$148
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$40	$47	$24	$20	$8	$2	$8	$149
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$1,644	$2,140	$970	$1,326	$705	$806	$227	$7,818
Special mention	7	6	4	6	25	14	—	62
Substandard	30	28	22	57	25	30	3	195
Doubtful	—	—	—	—	—	—	—	—
Total	$1,681	$2,174	$996	$1,389	$755	$850	$230	$8,075
Year-to-Date Gross Charge-Offs	$—	$—	$1	$1	$—	$—	$—	$2

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at June 30, 2024 (dollars in millions):

June 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$340	$431	$201	$65	$29	$33	$—	$1,099
Special mention	22	—	—	—	—	—	—	22
Substandard	11	3	2	2	1	2	—	21
Doubtful	—	—	—	—	—	—	—	—
Total	$373	$434	$203	$67	$30	$35	$—	$1,142
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$1	$—	$1

June 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$148	$31	$80	$14	$9	$76	$—	$358
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$148	$31	$80	$15	$9	$76	$—	$359
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$38	$36	$5	$3	$1	$—	$—	$83
Special mention	—	—	—	—	—	—	—	—
Substandard	3	—	—	—	—	—	—	3
Doubtful	—	—	—	—	—	—	—	—
Total	$41	$36	$5	$3	$1	$—	$—	$86
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$304	$350	$215	$60	$17	$13	$—	$959
Special mention	6	2	2	—	—	—	—	10
Substandard	7	3	1	6	—	—	—	17
Doubtful	—	—	—	—	—	—	—	—
Total	$317	$355	$218	$66	$17	$13	$—	$986
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$63	$51	$78	$68	$22	$27	$—	$309
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	4	—	5	—	—	10
Doubtful	—	—	—	—	—	—	—	—
Total	$63	$52	$82	$68	$27	$27	$—	$319
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$118	$88	$241	$165	$72	$102	$—	$786
Special mention	—	—	—	1	—	3	—	4
Substandard	1	1	1	3	5	15	—	26
Doubtful	—	—	—	—	—	—	—	—
Total	$119	$89	$242	$169	$77	$120	$—	$816
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$62	$148	$293	$200	$105	$175	$—	$983
Special mention	2	1	—	8	—	2	—	13
Substandard	1	2	32	4	2	13	—	54
Doubtful	—	—	—	—	—	—	—	—
Total	$65	$151	$325	$212	$107	$190	$—	$1,050
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$286	$409	$407	$292	$143	$264	$155	$1,956
Special mention	—	1	2	2	1	2	1	9
Substandard	1	4	4	2	3	9	3	26
Doubtful	—	—	—	—	—	—	—	—
Total	$287	$414	$413	$296	$147	$275	$159	$1,991
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$215	$155	$166	$53	$17	$6	$—	$612
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1	2	—	—	—	3
Doubtful	—	—	—	—	—	—	—	—
Total	$215	$155	$167	$55	$17	$6	$—	$615
Year-to-Date Gross Charge-Offs	$—	$—	$1	$—	$—	$—	$—	$1

June 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$41	$50	$35	$17	$3	$1	$8	$155
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	—	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$41	$51	$35	$17	$3	$1	$8	$156
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

June 30,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$1,615	$1,749	$1,721	$937	$418	$697	$163	$7,300
Special mention	30	4	4	11	1	7	1	58
Substandard	24	15	45	20	16	39	3	162
Doubtful	—	—	—	—	—	—	—	—
Total	$1,669	$1,768	$1,770	$968	$435	$743	$167	$7,520
Year-to-Date Gross Charge-Offs	$—	$—	$1	$—	$—	$1	$—	$2

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at December 31, 2024 (dollars in millions):

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$677	$226	$146	$45	$23	$30	$—	$1,147
Special mention	7	—	1	—	1	—	—	9
Substandard	12	3	4	1	—	1	—	21
Doubtful	—	—	—	—	—	—	—	—
Total	$696	$229	$151	$46	$24	$31	$—	$1,177
Year-to-Date Gross Charge-Offs	$—	$1	$—	$—	$—	$—	$—	$1

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$175	$26	$77	$12	$8	$71	$—	$369
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$175	$26	$77	$12	$8	$71	$—	$369
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$76	$8	$4	$2	$1	$—	$—	$91
Special mention	—	—	—	—	—	—	—	—
Substandard	3	—	1	—	—	—	—	4
Doubtful	—	—	—	—	—	—	—	—
Total	$79	$8	$5	$2	$1	$—	$—	$95
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$667	$133	$166	$55	$14	$8	$1	$1,044
Special mention	1	—	—	—	—	—	—	1
Substandard	7	1	1	1	—	—	—	10
Doubtful	—	—	—	—	—	—	—	—
Total	$675	$134	$167	$56	$14	$8	$1	$1,055
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$114	$42	$72	$60	$18	$23	$—	$329
Special mention	—	—	—	—	—	—	—	—
Substandard	1	1	4	—	4	1	—	11
Doubtful	—	—	—	—	—	—	—	—
Total	$115	$43	$76	$60	$22	$24	$—	$340
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$166	$86	$242	$133	$58	$81	$—	$766
Special mention	4	2	1	1	—	1	—	9
Substandard	10	2	3	6	7	3	—	31
Doubtful	—	—	—	—	—	—	—	—
Total	$180	$90	$246	$140	$65	$85	$—	$806
Year-to-Date Gross Charge-Offs	$—	$1	$—	$—	$—	$—	$—	$1

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$170	$128	$270	$177	$99	$160	$—	$1,004
Special mention	2	—	5	7	—	1	—	15
Substandard	1	14	30	10	1	8	—	64
Doubtful	—	—	—	—	—	—	—	—
Total	$173	$142	$305	$194	$100	$169	$—	$1,083
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$606	$367	$378	$266	$105	$232	$188	$2,142
Special mention	1	1	1	3	—	2	—	8
Substandard	5	7	12	4	4	12	2	46
Doubtful	—	—	—	—	—	—	—	—
Total	$612	$375	$391	$273	$109	$246	$190	$2,196
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$338	$122	$126	$38	$10	$2	$—	$636
Special mention	—	—	—	—	—	—	—	—
Substandard	1	1	1	1	—	—	—	4
Doubtful	—	—	—	—	—	—	—	—
Total	$339	$123	$127	$39	$10	$2	$—	$640
Year-to-Date Gross Charge-Offs	$—	$1	$1	$—	$—	$—	$—	$2

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$68	$35	$25	$14	$2	$1	$7	$152
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$68	$35	$26	$14	$2	$1	$7	$153
Year-to-Date Gross Charge-Offs	$—	$—	$1	$—	$—	$—	$—	$1

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$3,057	$1,173	$1,506	$802	$338	$608	$196	$7,680
Special mention	15	3	8	11	1	4	—	42
Substandard	40	29	57	23	16	25	2	192
Doubtful	—	—	—	—	—	—	—	—
Total	$3,112	$1,205	$1,571	$836	$355	$637	$198	$7,914
Year-to-Date Gross Charge-Offs	$—	$3	$2	$—	$—	$—	$—	$5

At June 30, 2025 and 2024, and December 31, 2024, the Company’s past due loans are as follows (dollars in thousands):

June 30, 2025	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$2,130	$2,710	$1,322	$6,162	$1,195,989	$1,202,151	$—
Municipal	225	—	—	225	305,915	306,140	—
Total Commercial	2,355	2,710	1,322	6,387	1,501,904	1,508,291	—
Agricultural	1,797	—	1,409	3,206	82,927	86,133	—
Real Estate:
Construction & Development	3,870	1,878	1,819	7,567	1,165,267	1,172,834	—
Farm	805	—	823	1,628	301,341	302,969	—
Non-Owner Occupied CRE	512	30	1,415	1,957	744,384	746,341	—
Owner Occupied CRE	1,083	162	1,034	2,279	1,122,331	1,124,610	77
Residential	16,316	2,989	2,006	21,311	2,264,909	2,286,220	—
Total Real Estate	22,586	5,059	7,097	34,742	5,598,232	5,632,974	77
Consumer:
Auto	1,162	82	22	1,266	697,631	698,897	—
Non-Auto	377	25	5	407	148,242	148,649	—
Total Consumer	1,539	107	27	1,673	845,873	847,546	—
Total	$28,277	$7,876	$9,855	$46,008	$8,028,936	$8,074,944	$77

June 30, 2024	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$4,953	$593	$1,060	$6,606	$1,135,384	$1,141,990	$—
Municipal	82	—	—	82	359,042	359,124	—
Total Commercial	5,035	593	1,060	6,688	1,494,426	1,501,114	—
Agricultural	1,158	997	119	2,274	83,912	86,186	—
Real Estate:
Construction & Development	11,086	1,144	545	12,775	973,619	986,394	—
Farm	2,055	—	95	2,150	316,447	318,597	95
Non-Owner Occupied CRE	2,208	—	—	2,208	813,505	815,713	—
Owner Occupied CRE	3,478	27	1,335	4,840	1,044,875	1,049,715	—
Residential	14,705	1,416	1,369	17,490	1,973,114	1,990,604	—
Total Real Estate	33,532	2,587	3,344	39,463	5,121,560	5,161,023	95
Consumer:
Auto	1,063	361	13	1,437	613,755	615,192	1
Non-Auto	354	135	149	638	155,580	156,218	135
Total Consumer	1,417	496	162	2,075	769,335	771,410	136
Total	$41,142	$4,673	$4,685	$50,500	$7,469,233	$7,519,733	$231

December 31, 2024	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$4,232	$3,938	$1,368	$9,538	$1,167,455	$1,176,993	$258
Municipal	349	36	—	385	368,861	369,246	—
Total Commercial	4,581	3,974	1,368	9,923	1,536,316	1,546,239	258
Agricultural	917	10	795	1,722	93,821	95,543	—
Real Estate:
Construction & Development	5,652	564	609	6,825	1,047,778	1,054,603	—
Farm	433	1,128	—	1,561	338,104	339,665	—
Non-Owner Occupied CRE	666	—	1,979	2,645	802,921	805,566	—
Owner Occupied CRE	3,151	246	1,145	4,542	1,078,558	1,083,100	—
Residential	15,779	2,131	2,147	20,057	2,176,710	2,196,767	29
Total Real Estate	25,681	4,069	5,880	35,630	5,444,071	5,479,701	29
Consumer:
Auto	1,227	141	—	1,368	637,192	638,560	—
Non-Auto	137	34	—	171	152,884	153,055	—
Total Consumer	1,364	175	—	1,539	790,076	791,615	—
Total	$32,543	$8,228	$8,043	$48,814	$7,864,284	$7,913,098	$287

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

An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses due to the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. During the six-months ended June 30, 2025 and 2024, respectively, loan modifications made to borrowers experiencing financial difficulty was insignificant.

Note 4 - Loans Held-for-Sale

Loans held-for-sale totaled $33,233,000, $19,668,000 and $8,235,000 at June 30, 2025 and 2024, and December 31, 2024, respectively. At June 30, 2025 and 2024, and December 31, 2024, $1,622,000, $275,000 and $442,000, respectively, are valued at the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

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

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions (dollars in thousands):

June 30, 2025:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$56,479	$955	$—
Forward mortgage-backed securities trades	92,000	—	584

June 30, 2024:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$49,877	$518	$—
Forward mortgage-backed securities trades	67,000	—	4

December 31, 2024:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$28,584	$238	$—
Forward mortgage-backed securities trades	38,500	84	—

Note 6 – Borrowings

Borrowings consisted of the following (dollars in thousands):

	June 30,		December 31,
	2025	2024	2024
Securities sold under agreements with customers to repurchase	$48,026	$138,950	$61,416
Federal funds purchased	1,100	2,650	14,550
Other borrowings	21,053	21,053	121,053
Total	$70,179	$162,653	$197,019

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

The Company renewed its loan agreement, effective June 30, 2025, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $50,000,000 on a revolving line of credit. There was no outstanding balance under the line of credit as of June 30, 2025.

During 2021, the Company began investing in qualifying Community Development Entities ("CDE") under the federal New Market Tax Credits ("NMTC") program. See Note 7 for further discussion of our activity and related balances on the consolidated balance sheets, including the $21,053,000 in other borrowings shown above.

Note 7 - Income Taxes

Income tax expense was $15,078,000 for the second quarter of 2025 as compared to $11,156,000 for the same period in 2024. The Company’s effective tax rates on pretax income were 18.45% and 17.53% for the second quarters of 2025 and 2024, respectively. Income tax expense was $28,888,000 for the first six months of 2025, as compared to $22,636,000 for the same period in 2024. The Company’s effective tax rates on pretax income were 18.41% and 17.61% for the first six months of 2025 and 2024, respectively. The effective tax rates differ from the statutory federal tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan, excess tax benefits for distributions under our deferred compensation plan and vesting of equity awards, and NMTC benefits.

Low Income Housing Tax Credit Investments - During 2021, the Company began investing in an affordable housing fund that will invest in real estate projects that qualify for the federal low-income housing tax credit ("LIHTC") program designed to promote private development of low income housing. The investments made by the fund will generate a return to the Company primarily through the realization of LIHTCs, and also through federal tax deductions generated from the ongoing operating losses from the investees of the fund. The Company's investment in the fund will be amortized through income tax expense using the proportional amortization method as related tax credits are utilized by the Company. The initial capital contribution commitment to the fund was for up to $5,500,000. In 2024 and 2025, the Company entered into new commitments for up to $7,000,000 and $5,000,000, respectively, on new projects in other communities. Total contributions were $5,759,000 at June 30, 2025, $1,289,000 at June 30, 2024, and $3,925,000 at December 31, 2024, respectively, which is included in other assets on the consolidated balance sheet.

New Market Tax Credit Investments - During 2021, the Company began investing in qualifying CDEs under the federal NMTC program. NMTC investments are made through the third-party CDEs which are qualified through the U.S. Department of Treasury and receive periodic allocation of amounts under the NMTC program. NMTCs are generated from qualified investments by the CDEs utilizing equity investments made by a taxpayer, like the Company. Through these equity investments, the Company will receive the tax benefits from the NMTCs equal to 39% of the qualified investment from the CDE to qualifying eligible projects over a seven year period. The Company's equity investments in the CDEs is amortized using the proportional amortization method and related tax credits are allocated to the Company. At June 30, 2025, June 30, 2024, and December 31, 2024, the consolidated balance sheet of the Company included a $18,000,000 loan to the investee in loans and the $21,053,000 leveraged loan from the investee in other borrowings (see Note 6). At June 30, 2025 and 2024, and December 31, 2024, the consolidated balance sheet of the Company included CDE investments in other assets of $23,780,000, $25,085,000, and $24,433,000, respectively.

Note 8 - Stock Based Compensation

On April 27, 2021, the Company’s shareholders approved the 2021 Omnibus Stock and Incentive Plan (“2021 Plan”) and reserved 2,500,000 shares of the Company’s common stock for issuance under this plan. At June 30, 2025, the Company had 1,246,395 shares of stock remaining for issuance under the plan. The 2021 Plan supersedes all prior stock option and restricted stock plans with shares previously reserved for issuance under such plans cancelled.

Restricted Stock Units

Under the 2021 Plan, the Company grants restricted stock units under compensation arrangements for the benefit of employees and senior and executive officers. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements. The following table summarizes information about the changes in restricted stock units for the six-months ended June 30, 2025 and 2024.

	For the Six-Months Ended June 30,
	2025		2024
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	71,656	$34.36	53,817	$37.04
Grants	—	—	—	—
Vesting	—	—	—	—
Forfeited/expired	(971)	33.63	(2,389)	34.80
Balance at end of period	70,685	$34.37	51,428	$37.14

Performance Stock Units

Also under the 2021 Plan, the Company awards performance-based restricted stock units (“PSUs”) to employees and senior and executive officers. Under the terms of the award, the number of units that will vest and convert to shares of common stock will be based on the extent to which the Company achieves specific performance criteria during the fixed three-year performance period. The number of shares issued upon vesting will range from 0% to 200% of the PSUs granted. The PSUs vest at the end of a three-year period based on either 50% each on average adjusted earnings per share growth and return on average assets, or 100% return on average assets, as reported, adjusted for unusual gains/losses, merger expenses, and other items as approved by the compensation committee of the Company's board of directors. Performance for each period is measured relative to other U.S. publicly traded banks with $10 billion to $50 billion in assets. Compensation expense for the PSUs will be estimated each period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards.

The following table summarizes information about the changes in PSUs as of and for the six-months ended June 30, 2025 and 2024.

	For the Six-Months Ended June 30,
	2025		2024
	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	96,206	$35.83	75,227	$40.24
Grants	—	—	—	—
Performance adjustment (1)	11,031	47.19	—	—
Vesting	(33,104)	47.19	(20,532)	48.91
Forfeited/expired	(1,244)	32.17	(2,493)	35.21
Balance at end of period	72,889	$32.45	52,202	$37.07

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

Restricted Stock Awards

Under the 2021 Plan, the Company grants restricted stock awards under compensation arrangements for the benefit of directors. Restricted stock awards are subject to time-based vesting. The total number of restricted stock awards granted represents the maximum number of shares of restricted stock eligible to vest based upon the service conditions set forth in the grant agreements.

The following table summarizes information about vested and unvested restricted stock.

	For the Six-Months Ended June 30,
	2025		2024
	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	24,348	$30.91	25,190	$27.79
Grants	24,876	33.78	22,950	30.51
Vesting	(24,348)	30.91	(25,190)	27.79
Forfeited/expired	—	—	—	—
Balance at end of period	24,876	$33.78	22,950	$30.51

The total fair value of restricted stock vested for the six-months ended June 30, 2025 and 2024, was $1,670,000 and $1,418,000, respectively.

The Company recorded restricted stock unit and performance-based restricted stock unit expense for employees of $658,000 and $391,000 for the three-months ended June 30, 2025 and 2024, respectively. The Company recorded restricted stock unit and performance-based restricted stock unit expense for employees of $1,723,000 and $860,000 for the six-months ended June 30, 2025 and 2024, respectively. The Company recorded director expense related to these restricted stock awards of $204,000 and $175,000, for the three-months ended June 30, 2025 and 2024, respectively. The Company recorded director expense related to these restricted stock awards of $397,000 and $350,000, for the six-months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025 and 2024, there were $3,620,000 and $2,478,000, respectively, of total unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance-based restricted stock units which is expected to be recognized over a weighted-average period of 0.98 years and 1.06 years, respectively. At June 30, 2025 and 2024, and December 31, 2024, there was $155,000, $122,000 and $141,000, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting.

Stock Option Plans

Prior to the approval of the 2021 Plan, the 2012 Incentive Stock Option Plan (the “2012 Plan”) provided for the granting of options to employees of the Company at prices not less than market value at the date of the grant. The 2012 Plan provided that options granted vest and are exercisable after two years from the date of grant and vest at a rate of 20% each year thereafter and have a 10-year term. The most recent grants from the 2021 Plan provided that 20% of the options granted vest and are exercisable after one year from the date of grant and the remaining options vest and are exercisable at a rate of 20% each year thereafter, or 33.3% of the options granted are vested and exercisable after one year from the date of the grant and the remaining options are vested and exercisable at a rate of 33.3% each year thereafter, and have a 10-year term. Shares are issued under the 2012 Plan and the 2021 Plan from available authorized shares. An analysis of stock option activity for the six-months ended June 30, 2025 is presented in the table and narrative below:

	Shares	Weighted- Average Ex. Price
Outstanding, December 31, 2024	1,585,426	$31.96
Granted	—	—
Exercised	(76,273)	20.02
Cancelled	(54,055)	34.08
Outstanding, June 30, 2025	1,455,098	32.51
Exercisable, June 30, 2025	874,166	$29.39

The options outstanding at June 30, 2025 had exercise prices ranging between $16.95 and $48.91. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees.

The Company recorded stock option expense totaling $669,000 and $485,000 for the three-months ended June 30, 2025 and 2024, respectively. The Company recorded stock option expense totaling $1,338,000 and $969,000 for the six-months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, there was $3,861,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.06 years. The total fair value of shares vested during the six-months ended June 30, 2025 and 2024 was $416,000 and $521,000, respectively.

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

There were no transfers between Level 2 and Level 3 during the three and six-months ended June 30, 2025 and 2024, and the year ended December 31, 2024.

The following table summarizes the Company’s available-for-sale securities, loans held-for-sale, and derivatives which are measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

June 30, 2025	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$153,835	$—	$—	$153,835
Obligations of state and political subdivisions	—	1,521,364	—	1,521,364
Corporate bonds	—	87,949	—	87,949
Residential mortgage-backed securities	—	2,411,874	—	2,411,874
Commercial mortgage-backed securities	—	707,018	—	707,018
Other securities	4,508	—	—	4,508
Total	$158,343	$4,728,205	$—	$4,886,548
Loans held-for-sale	$—	$31,611	$—	$31,611
IRLCs	$—	$—	$955	$955
Forward mortgage-backed securities trades	$—	$(584)	$—	$(584)

June 30, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$341,976	$—	$—	$341,976
Obligations of states and political subdivisions	—	1,445,373	—	1,445,373
Corporate bonds	—	99,627	—	99,627
Residential mortgage-backed securities	—	2,316,085	—	2,316,085
Commercial mortgage-backed securities	—	350,022	—	350,022
Other securities	19,941	—	—	19,941
Total	$361,917	$4,211,107	$—	$4,573,024
Loans held-for-sale	$—	$19,393	$—	$19,393
IRLCs	$—	$—	$518	$518
Forward mortgage-backed securities trades	$—	$(4)	$—	$(4)

December 31, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$273,562	$—	$—	$273,562
Obligations of state and political subdivisions	—	1,440,245	—	1,440,245
Corporate bonds	—	101,238	—	101,238
Residential mortgage-backed securities	—	2,350,534	—	2,350,534
Commercial mortgage-backed securities	—	447,752	—	447,752
Other securities	4,428	—	—	4,428
Total	$277,990	$4,339,769	$—	$4,617,759
Loans held-for-sale	$—	$7,793	$—	$7,793
IRLCs	$—	$—	$238	$238
Forward mortgage-backed securities trades	$—	$84	$—	$84

The following table summarizes the Company’s loans held-for-sale at fair value and the net unrealized gains as of the balance sheet dates shown below (dollars in thousands):

	June 30,		December 31,
	2025	2024	2024
Unpaid principal balance on loans held-for-sale	$30,656	$18,929	$7,636
Net unrealized gains on loans held-for-sale	955	464	157
Loans held-for-sale at fair value	$31,611	$19,393	$7,793

The following table summarizes the Company’s gains on sale and fees of mortgage loans for the three and six-months ended June 30, 2025 and 2024 (dollars in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2025	2024	2025	2024
Realized gain on sale and fees on mortgage loans*	$3,587	$3,779	$6,140	$6,359
Change in fair value on loans held-for-sale and IRLCs	921	(179)	1,486	172
Change in forward mortgage-backed securities trades	(382)	87	(668)	284
Total gain on sale of mortgage loans	$4,126	$3,687	$6,958	$6,815

* This includes gains on loans held-for-sale carried under the fair value method and lower of cost or market.

No residential mortgage loans held-for-sale were 90 days or more past due or considered nonaccrual as of June 30, 2025, June 30, 2024, or December 31, 2024. No significant credit losses were recognized on mortgage loans held-for-sale for the three and six-months ended June 30, 2025 and 2024.

Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include other real estate owned, goodwill and other intangible assets, and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the six-months ended June 30, 2025 and 2024, respectively, include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no significant other real estate owned properties that were re-measured subsequent to their initial transfer to other real estate owned during the three and six-months ended June 30, 2025 and 2024.

At June 30, 2025 and 2024, and December 31, 2024, other real estate owned totaled $370,000, $629,000, and $811,000, respectively.

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

	June 30,				December 31,
	2025		2024		2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$264,000	$264,000	$263,262	$263,262	$259,996	$259,996	Level 1
Federal funds sold	8,750	8,750	2,800	2,800	—	—	Level 1
Interest-bearing demand deposits in banks	435,612	435,612	103,315	103,315	503,417	503,417	Level 1
Available-for-sale securities	4,886,548	4,886,548	4,573,024	4,573,024	4,617,759	4,617,759	Levels 1 and 2
Loans held-for-investment, net of allowance for credit losses	7,972,152	8,004,275	7,424,563	7,438,802	7,814,773	7,806,258	Level 3
Loans held-for-sale	33,233	33,368	19,668	19,686	8,235	8,276	Level 2
Accrued interest receivable	63,310	63,310	61,847	61,847	60,749	60,749	Level 2
Deposits with stated maturities	880,400	881,740	969,802	969,750	917,276	919,774	Level 2
Deposits with no stated maturities	11,568,016	11,568,016	10,439,355	10,439,355	11,181,898	11,181,898	Level 1
Repurchase Agreements	48,026	48,026	138,950	138,950	61,416	61,416	Level 2
Borrowings	22,153	22,153	23,703	23,703	135,603	135,603	Level 2
Accrued interest payable	5,608	5,608	10,092	10,092	6,909	6,909	Level 2
IRLCs	955	955	518	518	238	238	Level 3
Forward mortgage-backed securities trades asset (liability)	(584)	(584)	(4)	(4)	84	84	Level 2

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

Stock Repurchase

On July 23, 2024, the Company's Board of Directors re-authorized the repurchase of up to 5 million common shares through July 31, 2025. The prior authorization had been in place since July 27, 2021. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades, or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Under the authorization effective through July 31, 2024, the Company repurchased and retired 101,337 shares (all during September 2023) at an average price of $26.99 per share. There have been no repurchases during 2024 or 2025.

On July 22, 2025, the Company's Board of Directors extended the authorization to repurchase up to 5 million common shares through July 31, 2026.

Results of Operations

Performance Summary. Net earnings for the second quarter of 2025 were $66.66 million, an increase of 27.00% when compared to earnings of $52.49 million for the second quarter of 2024. Diluted earnings per share was $0.47 for the second quarter of 2025 and $0.37 for the second quarter of 2024.

The return on average assets was 1.89% for the second quarter of 2025, as compared to 1.61% for the second quarter of 2024. The return on average equity was 15.82% for the second quarter of 2025, as compared to 14.43% for the second quarter of 2024.

Net earnings for the six-months ended June 30, 2025 were $128.00 million, an increase of 20.89% when compared to earnings of $105.88 million for the six-months ended June 30, 2024. Diluted earnings per share was $0.89 for the first six months of 2025 and $0.74 for the first six months of 2024.

The return on average assets was 1.83% for the first six months of 2025, as compared to 1.62% for the first six months of 2024. The return on average equity was 15.48% for the first six months of 2025, as compared to 14.43% for the first six months of 2024.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $126.66 million for the second quarter of 2025, as compared to $105.85 million for the same period last year. The increase in tax equivalent net interest income for the second quarter of 2025 compared to the same quarter in 2024 was largely attributable to the increases in average loans, interest-bearing demand deposits in non-affiliated banks and taxable securities. Average earning assets were $13.34 billion for the second quarter of 2025, as compared to $12.23 billion during the second quarter of 2024. The increase of $1.11 billion in average earning assets for the second quarter of 2025 when compared to the same period in 2024 was primarily a result of (i) an increase in loans of $640.04 million, (ii) an increase in short-term investments of $223.89 million and (iii) an increase in taxable investment securities of $219.34 million. Average interest-bearing liabilities were $9.00 billion for the second quarter of 2025, as compared to $8.26 billion in the same period in 2024. The yield on earning assets increased 14 basis points while the rate paid on interest-bearing liabilities decreased 27 basis points for the second quarter of 2025 when compared to the second quarter of 2024.

Tax-equivalent net interest income was $248.15 million for the first six months of 2025, as compared to $208.66 million for the same period last year. The increase in tax equivalent net interest income for the first six months of 2025 when compared to the same period in 2024 was largely attributable to increases in average loans and taxable securities and a decrease in repurchase agreements. Average earning assets were $13.25 billion for the first six months of 2025, as compared to $12.30 billion during the first six months of 2024. The increase of $953.98 million in average earning assets for the six-months ended June 30, 2025 when compared to the same period in 2024 was primarily a result of (i) an increase in loans of $694.04 million and (ii) an increase in taxable investment securities of $174.43 million. Average interest-bearing liabilities were $9.01 billion for the first six months of 2025, as compared to $8.29 billion in the same period in 2024. The yield on earning assets increased 22 basis points while the rate paid on interest-bearing liabilities decreased 24 basis points for the six-months ended June 30, 2025 compared to the six-months ended June 30, 2024.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (dollars in thousands):

	Three-Months Ended June 30, 2025 Compared to Three-Months Ended June 30, 2024			Six-Months Ended June 30, 2025 Compared to Six-Months Ended June 30, 2024
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Short-term investments	$3,213	$(1,275)	$1,938	$2,331	$(1,842)	$489
Taxable investment securities	1,344	3,986	5,330	2,099	8,314	10,413
Tax-exempt investment securities (1)	199	882	1,081	13	1,186	1,199
Loans (1) (2)	10,738	403	11,141	22,976	2,155	25,131
Interest income	15,494	3,996	19,490	27,419	9,813	37,232
Interest-bearing deposits	5,454	(5,138)	316	11,239	(8,625)	2,614
Repurchase agreements	(1,409)	(265)	(1,674)	(3,545)	(482)	(4,027)
Borrowings	14	23	37	(540)	(300)	(840)
Interest expense	4,059	(5,380)	(1,321)	7,154	(9,407)	(2,253)
Net interest income	$11,435	$9,376	$20,811	$20,265	$19,220	$39,485

(1)
Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(2)
Nonaccrual loans are included in loans.

The net interest margin, on a tax equivalent basis, was 3.81% for the second quarter of 2025, an increase of 33 basis points from the same period in 2024. The net interest margin, on a tax equivalent basis, for the first six-months of 2025 was 3.78%, an increase of 37 basis points from the same period in 2024. The net interest margin has expanded during the past year primarily due to (i) a shift in asset mix from lower yielding investment securities to higher yielding loans and investment securities, (ii) strong growth in deposits that has enabled the Company to deploy those funds into the higher yielding loan and securities portfolio and (iii) increased loan yields due to new and renewing loans and variable rate loans repricing higher. The Federal Reserve began aggressively increasing interest rates in March 2022 and continuing into 2023 with increases of 25 basis points in February, March, May, and July 2023. Most recently, the Federal Reserve decreased interest rates 50 basis points in September 2024, and 25 basis points in November and December 2024, respectively, resulting in a target rate range of 4.25% to 4.50% at June 30, 2025.

There are $1.03 billion of municipal and related deposits which are indexed to short-term treasury rates which have fluctuated with the changes in the applicable rate index. Average municipal and related deposits totaled $1.57 billion and $1.51 billion for the six-months ended June 30, 2025 and 2024, respectively, with an average rate paid of 3.43% and 3.98%, for the respective six-months then ended.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (dollars in thousands, except percentages):

	Three-Months Ended June 30,
	2025			2024
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$388,761	$4,304	4.44%	$164,867	$2,366	5.77%
Taxable investment securities (2)	3,470,028	25,242	2.91	3,250,684	19,912	2.45
Tax-exempt investment securities (2)(3)	1,433,498	10,811	3.02	1,404,706	9,730	2.77
Loans (3)(4)	8,045,340	135,378	6.75	7,405,297	124,237	6.75
Total earning assets	13,337,627	$175,735	5.28%	12,225,554	$156,245	5.14%
Cash and due from banks	218,015			226,889
Bank premises and equipment, net	149,321			152,414
Other assets	246,380			251,818
Goodwill and other intangible assets, net	313,865			314,394
Allowance for credit losses	(100,946)			(89,796)
Total assets	$14,164,262			$13,081,273
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$8,923,737	$48,730	2.19%	$8,020,247	$48,414	2.43%
Repurchase agreements	54,482	221	1.63	212,590	1,895	3.59
Borrowings	26,557	128	1.93	22,932	91	1.60
Total interest-bearing liabilities	9,004,776	$49,079	2.19%	8,255,769	$50,400	2.46%
Noninterest-bearing deposits	3,383,851			3,289,906
Other liabilities	85,745			72,464
Total liabilities	12,474,372			11,618,139
Shareholders’ equity	1,689,890			1,463,134
Total liabilities and shareholders’ equity	$14,164,262			$13,081,273
Net interest income (tax equivalent)		$126,656			$105,845
Rate Analysis:
Interest income/earning assets			5.28%			5.14%
Interest expense/earning assets			(1.47)			(1.66)
Net interest margin			3.81%			3.48%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Includes tax equivalent yield adjustment of approximately $2.93 million and $2.57 million in the second quarters of 2025 and 2024, respectively, using an effective tax rate of 21% for both periods.
(4)
Includes nonaccrual loans.

	Six-Months Ended June 30,
	2025			2024
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$341,461	$7,568	4.47%	$256,879	$7,079	5.54%
Taxable investment securities (2)	3,487,932	50,277	2.88	3,313,504	39,864	2.41
Tax-exempt investment securities (2)(3)	1,420,541	20,723	2.92	1,419,606	19,524	2.75
Loans (3)(4)	7,999,398	266,977	6.73	7,305,361	241,846	6.66
Total earning assets	13,249,332	$345,545	5.26%	12,295,350	$308,313	5.04%
Cash and due from banks	222,224			236,835
Bank premises and equipment, net	150,099			151,865
Other assets	241,767			246,397
Goodwill and other intangible assets, net	313,908			314,471
Allowance for credit losses	(99,662)			(89,266)
Total assets	$14,077,668			$13,155,652
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$8,903,004	$96,280	2.18%	$7,949,170	$93,666	2.37%
Repurchase agreements	54,203	430	1.60	265,014	4,457	3.38
Borrowings	50,426	690	2.76	77,947	1,530	3.95
Total interest-bearing liabilities	9,007,633	$97,400	2.18%	8,292,131	$99,653	2.42%
Noninterest-bearing deposits	3,325,170			3,318,332
Other liabilities	77,030			69,300
Total liabilities	12,409,833			11,679,763
Shareholders’ equity	1,667,835			1,475,889
Total liabilities and shareholders’ equity	$14,077,668			$13,155,652
Net interest income (tax equivalent)		$248,145			$208,660
Rate Analysis:
Interest income/earning assets			5.26%			5.04%
Interest expense/earning assets			(1.48)			(1.63)
Net interest margin			3.78%			3.41%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Includes tax equivalent yield adjustment of approximately $5.63 million and $5.15 million in the first six months of 2025 and 2024, respectively, using an effective tax rate of 21% for both periods.
(4)
Includes nonaccrual loans.

Noninterest Income. Noninterest income for the second quarter of 2025 was $32.87 million, an increase of $1.61 million, when compared to $31.27 million in the same quarter of 2024. Trust fee income increased to $12.75 million for the second quarter of 2025 compared to $11.71 million for the second quarter of 2024, driven by the increase in market value of trust assets managed to $11.46 billion at June 30, 2025, compared to $10.24 billion at June 30, 2024. Mortgage related income increased to $4.13 million for the second quarter of 2025 compared to $3.69 million in the second quarter of 2024, as overall origination volume and margins have improved from the prior periods. Other noninterest income decreased $499 thousand to $2.93 million for the second quarter of 2025 compared to $3.43 million in the second quarter of 2024 due to the recognition of a $723 thousand one-time BOLI settlement payment recognized in the second quarter of 2024.

Noninterest income for the first six months of 2025 was $63.10 million, an increase of $2.45 million, when compared to $60.65 million in the same period in 2024. Trust fee income increased to $25.40 million for the first six months of 2025 compared to $23.09 million for the first six months of 2024 driven by the increase in market value of trust assets managed. Other noninterest income decreased $566 thousand to $5.42 million for the first half of 2025 compared to $5.99 million in the first half of 2024 due to the recognition of a $723 thousand one-time BOLI settlement payment recognized in the second quarter of 2024.

Table 3 - Noninterest Income (dollars in thousands):

	Three-Months Ended June 30,			Six-Months Ended June 30,
	2025	Increase (Decrease)	2024	2025	Increase (Decrease)	2024
Trust fees	$12,746	$1,032	$11,714	$25,399	$2,306	$23,093
Service charges on deposit accounts	6,126	117	6,009	12,302	47	12,255
Debit card fees	5,218	73	5,145	10,185	149	10,036
Credit card fees	707	35	672	1,284	(19)	1,303
Gain on sale and fees on mortgage loans	4,126	439	3,687	6,958	143	6,815
Net gain (loss) on sale of foreclosed assets	200	258	(58)	165	223	(58)
Net gain on sale of assets	6	4	2	6	4	2
Loan recoveries	810	146	664	1,384	165	1,219
Other:
Check printing fees	33	10	23	57	23	34
Safe deposit rental fees	170	(6)	176	422	(17)	439
Credit life fees	464	2	462	694	5	689
Brokerage commissions	383	(63)	446	773	(65)	838
Wire transfer fees	459	2	457	875	(20)	895
Miscellaneous income	1,425	(444)	1,869	2,599	(492)	3,091
Total other	2,934	(499)	3,433	5,420	(566)	5,986
Total Noninterest Income	$32,873	$1,605	$31,268	$63,103	$2,452	$60,651

Noninterest Expense. Total noninterest expense for the second quarter of 2025 was $71.74 million, compared to $65.01 million for the same period of 2024. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio was 44.97% for the second quarter of 2025 compared to 47.41% for the same quarter in 2024.

Salaries, commissions and employee benefits for the second quarter of 2025 totaled $42.58 million, compared to $37.47 million for the same period in 2024. The increase from prior year is primarily a result of merit-based and market driven pay increases, an increase of $838 thousand in profit sharing accruals, an increase of $519 thousand in officer incentive accruals and a $452 thousand increase in stock-based compensation. The increase in profit sharing and incentive accruals are directly related to the increase in net income over the prior year.

All other categories of noninterest expense for the second quarter of 2025 totaled $29.16 million, compared to $27.54 million in the same quarter a year ago. Noninterest expense, excluding salary related costs, for the three-months ended June 30, 2025 increased when compared to the same period in 2024 largely due to increases in software amortization and expense.

Total noninterest expense for the first six months of 2025 was $142.07 million, compared to $128.95 million for the same period of 2024. Our efficiency ratio was 45.65% for the first six months of 2025 compared to 47.88% during the same period in 2024.

Salaries, commissions and employee benefits for the first six months of 2025 totaled $84.72 million, compared to $74.16 million for the same period in 2024. The increase from prior year is primarily a result of merit-based and market driven pay increases, an increase of $2.14 million in profit sharing accruals, an increase of $1.17 million in officer incentive accruals and a $1.23 million increase in stock-based compensation. The increase in profit sharing and incentive accruals are directly related to the increase in net income over prior year.

All other categories of noninterest expense for the first six months of 2025 totaled $57.35 million, compared to $54.80 million in the same period a year ago. Noninterest expense, excluding salary related costs, for the six-months ended June 30, 2025 increased when compared to the same period in 2024 largely due to increases in software amortization and expense and debit card expenses partially offset by a decrease in operational other losses.

Table 4 - Noninterest Expense (dollars in thousands):

	Three-Months Ended June 30,			Six-Months Ended June 30,
	2025	Increase (Decrease)	2024	2025	Increase (Decrease)	2024
Salaries, commissions and incentives (excluding mortgage)	$29,702	$3,426	$26,276	$58,363	$6,830	$51,533
Mortgage salaries and incentives	2,778	482	2,296	4,640	344	4,296
Medical	2,836	(400)	3,236	6,014	(827)	6,841
Profit sharing	2,741	838	1,903	5,726	2,143	3,583
401(k) match expense	1,106	119	987	2,247	272	1,975
Payroll taxes	2,085	187	1,898	4,666	568	4,098
Stock based compensation	1,327	451	876	3,061	1,232	1,829
Total salaries and employee benefits	42,575	5,103	37,472	84,717	10,562	74,155
Net occupancy expense	3,600	(18)	3,618	7,320	232	7,088
Equipment expense	2,478	245	2,233	4,799	329	4,470
FDIC insurance premiums	1,585	77	1,508	3,160	(313)	3,473
Debit card expense	3,308	66	3,242	6,680	380	6,300
Professional and service fees	2,730	(98)	2,828	5,381	157	5,224
Printing, stationery and supplies	473	48	425	955	83	872
Operational and other losses	720	(49)	769	1,260	(663)	1,923
Software amortization and expense	4,020	862	3,158	7,753	1,590	6,163
Amortization of intangible assets	86	(71)	157	181	(133)	314
Other:
Data processing fees	667	72	595	1,347	134	1,213
Postage	382	17	365	895	145	750
Advertising	770	29	741	1,546	90	1,456
Correspondent bank service charges	283	50	233	576	103	473
Telephone	644	(130)	774	1,279	(340)	1,619
Public relations and business development	883	158	725	1,786	322	1,464
Directors’ fees	864	158	706	1,738	333	1,405
Audit and accounting fees	551	22	529	1,087	149	938
Legal fees and other related costs	325	(580)	905	653	(513)	1,166
Regulatory exam fees	236	(79)	315	473	(156)	629
Travel	640	184	456	1,055	216	839
Courier expense	335	(2)	337	668	24	644
Other real estate owned	31	50	(19)	28	(5)	33
Other miscellaneous expense	3,549	609	2,940	6,733	392	6,341
Total other	10,160	558	9,602	19,864	894	18,970
Total Noninterest Expense	$71,735	$6,723	$65,012	$142,070	$13,118	$128,952

Balance Sheet Review

Loans. The portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. As of June 30, 2025, total loans held-for-investment were $8.07 billion, an increase of $161.85 million, as compared to December 31, 2024.

As compared to year-end 2024 balances, total real estate loans increased $153.27 million, total consumer loans increased $55.93 million, total commercial loans decreased $37.95 million, and agricultural loans decreased $9.41 million. Loans averaged $8.05 billion for the second quarter of 2025, an increase of $640.04 million over the prior year second quarter average balances. Loans averaged $8.00 billion for the first six months of 2025, an increase of $694.04 million from the prior year six-month period average balances.

Loan portfolio segments include C&I, Municipal, Agricultural, Construction and Development, Farm, Non-Owner Occupied and Owner Occupied CRE, Residential, Consumer Auto and Consumer Non-Auto. This segmentation allows for a more precise pooling of loans with similar credit risk characteristics and credit monitor procedures for the Company’s calculation of its allowance for credit losses.

Table 5 outlines the composition of the Company’s held-for-investment loans by portfolio segment.

Table 5 - Composition of Loans Held-for-Investment (dollars in thousands):

	June 30,		December 31,
	2025	2024	2024
Commercial:
C&I	$1,202,151	$1,141,990	$1,176,993
Municipal	306,140	359,124	369,246
Total Commercial	1,508,291	1,501,114	1,546,239
Agricultural	86,133	86,186	95,543
Real Estate:
Construction & Development	1,172,834	986,394	1,054,603
Farm	302,969	318,597	339,665
Non-Owner Occupied CRE	746,341	815,713	805,566
Owner Occupied CRE	1,124,610	1,049,715	1,083,100
Residential	2,286,220	1,990,604	2,196,767
Total Real Estate	5,632,974	5,161,023	5,479,701
Consumer:
Auto	698,897	615,192	638,560
Non-Auto	148,649	156,218	153,055
Total Consumer	847,546	771,410	791,615
Total	$8,074,944	$7,519,733	$7,913,098

Loans held-for-sale, consisting of secondary market mortgage loans, totaled $33.23 million, $19.67 million, and $8.24 million at June 30, 2025 and 2024, and December 31, 2024, respectively. At June 30, 2025 and 2024, and December 31, 2024, $1.62 million, $275 thousand and $442 thousand, respectively, are valued using the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

Commercial real estate loans (owner and non-owner occupied CRE) represent 23.17% of the Company's total loan portfolio as of June 30, 2025. Non-owner occupied CRE represents $746.34 million, or 9.24%, of the Company's total loan portfolio as of June 30, 2025. The properties securing this portfolio are diverse as to geographic location in Texas as well as industry type. Collateral for CRE loans is located throughout the Company’s markets in central west Texas, the Dallas-Fort Worth metroplex and southeast Texas with less than 3% of properties located outside of the state. The largest concentrations in the CRE portfolio as to type are industrial/manufacturing at approximately 17.40% and multifamily at approximately 7.62% as of June 30, 2025. All additional property CRE portfolio type categories are below the identified concentration levels. Credit underwriting standards are periodically reviewed and adjusted based upon observations from our ongoing monitoring of economic conditions in our lending areas. In response to the current interest rate environment and increases in benchmark rates, the Company has enhanced stress testing and loan review activities to mitigate interest rate reset risk with a specific emphasis on borrowers’ abilities to absorb the impact of higher interest rates on loans.

The following tables summarize maturity information of our loan portfolio as of June 30, 2025. The tables also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

Maturity Distribution and Interest Sensitivity of Loans at June 30, 2025 (dollars in thousands):

Total Loans Held-for-Investment:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$533,861	$533,694	$120,581	$14,015	$1,202,151
Municipal	64,950	57,037	121,002	63,151	306,140
Total Commercial	598,811	590,731	241,583	77,166	1,508,291
Agricultural	68,815	15,486	1,832	—	86,133
Real Estate:
Construction & Development	521,020	268,717	255,610	127,487	1,172,834
Farm	25,628	30,292	148,674	98,375	302,969
Non-Owner Occupied CRE	82,122	227,794	337,869	98,556	746,341
Owner Occupied CRE	43,352	304,863	566,842	209,553	1,124,610
Residential	190,932	160,352	829,985	1,104,951	2,286,220
Total Real Estate	863,054	992,018	2,138,980	1,638,922	5,632,974
Consumer:
Auto	6,252	667,771	24,874	—	698,897
Non-Auto	35,343	83,534	26,558	3,214	148,649
Total Consumer	41,595	751,305	51,432	3,214	847,546
Total	$1,572,275	$2,349,540	$2,433,827	$1,719,302	$8,074,944
% of Total Loans	19.47%	29.10%	30.14%	21.29%	100.00%

Loans with fixed interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$105,438	$312,473	$10,804	$565	$429,280
Municipal	3,622	56,713	91,350	15,179	166,864
Total Commercial	109,060	369,186	102,154	15,744	596,144
Agricultural	6,191	10,270	176	—	16,637
Real Estate:
Construction & Development	215,152	121,909	35,368	9,978	382,407
Farm	11,202	20,118	68,302	16,453	116,075
Non-Owner Occupied CRE	53,997	129,596	32,498	4,149	220,240
Owner Occupied CRE	22,925	168,763	22,856	3,656	218,200
Residential	131,405	127,899	479,338	175,643	914,285
Total Real Estate	434,681	568,285	638,362	209,879	1,851,207
Consumer:
Auto	6,252	667,771	24,874	—	698,897
Non-Auto	34,032	82,713	26,115	502	143,362
Total Consumer	40,284	750,484	50,989	502	842,259
Total	$590,216	$1,698,225	$791,681	$226,125	$3,306,247
% of Total Loans	7.31%	21.03%	9.80%	2.80%	40.94%

Loans with variable interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$428,423	$221,221	$109,777	$13,450	$772,871
Municipal	61,328	324	29,652	47,972	139,276
Total Commercial	489,751	221,545	139,429	61,422	912,147
Agricultural	62,624	5,216	1,656	—	69,496
Real Estate:
Construction & Development	305,868	146,808	220,242	117,509	790,427
Farm	14,426	10,174	80,372	81,922	186,894
Non-Owner Occupied CRE	28,125	98,198	305,371	94,407	526,101
Owner Occupied CRE	20,427	136,100	543,986	205,897	906,410
Residential	59,527	32,453	350,647	929,308	1,371,935
Total Real Estate	428,373	423,733	1,500,618	1,429,043	3,781,767
Consumer:
Auto	—	—	—	—	—
Non-Auto	1,311	821	443	2,712	5,287
Total Consumer	1,311	821	443	2,712	5,287
Total	$982,059	$651,315	$1,642,146	$1,493,177	$4,768,697
% of Total Loans	12.16%	8.07%	20.34%	18.49%	59.06%

Of the $4.77 billion of variable interest rate loans shown above, loans totaling $2.25 billion mature or reprice over the next twelve months. Of this amount, approximately $1.99 billion will reprice immediately upon changes in the underlying index rate (primarily U.S. prime rate) with the remaining $254.12 million being subject to floors above or ceilings below the current index.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group, engaged third-parties, as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and foreclosed assets were $63.71 million at June 30, 2025, as compared to $61.19 million at June 30, 2024 and $63.10 million at December 31, 2024. As a percent of loans held-for-investment and foreclosed assets, these assets were 0.79% at June 30, 2025, 0.81% at June 30, 2024, and 0.80% at December 31, 2024. As a percent of total assets, these assets were 0.44% at June 30, 2025, as compared to 0.46% at June 30, 2024 and 0.45% at December 31, 2024, respectively. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at June 30, 2025.

Table 6 – Nonaccrual, Past Due 90 Days or More and Still Accruing, and Foreclosed Assets (dollars in thousands, except percentages):

	June 30,		December 31,
	2025	2024	2024
Nonaccrual loans	$63,142	$60,311	$61,938
Loans still accruing and past due 90 days or more	77	231	287
Total nonperforming loans	63,219	60,542	62,225
Foreclosed assets	489	647	871
Total nonperforming assets	$63,708	$61,189	$63,096
As a % of loans held-for-investment and foreclosed assets	0.79%	0.81%	0.80%
As a % of total assets	0.44	0.46	0.45

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

The provision for loan losses of $2.43 million for the three-months ended June 30, 2025 is combined with the provision for unfunded commitments of $700 thousand and reported in the net aggregate of $3.13 million under the provision for credit losses in the consolidated statements of earnings for the three-months ended June 30, 2025. The provision for loan losses of $5.42 million for the six-months ended June 30, 2025 is combined with the provision for unfunded commitments of $1.24 million and reported in the net aggregate of $6.66 million under the provision for credit losses in the consolidated statements of earnings for the six-months ended June 30, 2025.

The provision for loan losses of $5.91 million for the three-months ended June 30, 2024 is combined with the reversal of provision for unfunded commitments of $22 thousand and reported in the aggregate of $5.89 million under the provision for credit losses in the consolidated statements of earnings for the three-months ended June 30, 2024. The provision for loan losses of $7.17 million for the six-months ended June 30, 2024 is combined with the reversal of provision for unfunded commitments of $470 thousand and reported in the aggregate of $6.70 million under the provision for credit losses in the consolidated statements of earnings for the six-months ended June 30, 2024.

As a percent of average loans, net loan charge-offs were 0.04% for the second quarter of 2025, as compared to net loan charge-offs of 0.02% for the second quarter of 2024. As a percent of average loans, net loan charge-offs were 0.02% for the first six months of 2025 and 2024, respectively. The allowance for credit losses as a percent of loans held-for-investment was 1.27% as of June 30, 2025, as compared to 1.27% for June 30, 2024 and 1.24% for December 31, 2024, respectively.

Table 7 - Loan Loss Experience and Allowance for Credit Losses (dollars in thousands, except percentages):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2025	2024	2025	2024
Allowance for credit losses at period-end	$102,792	$95,170	$102,792	$95,170
Loans held-for-investment at period-end	8,074,944	7,519,733	8,074,944	7,519,733
Average loans for period	8,045,340	7,405,297	7,999,398	7,305,361
Net charge-offs (recoveries)/average loans (annualized)	0.04%	0.02%	0.02%	0.02%
Allowance for loan losses/period-end loans held-for-investment	1.27%	1.27%	1.27%	1.27%
Allowance for loan losses/nonaccrual loans and past due 90 days still accruing	162.60%	157.20%	162.60%	157.20%

Interest-Bearing Demand Deposits in Banks. The Company had interest-bearing deposits in banks of $435.61 million at June 30, 2025 compared to $103.32 million at June 30, 2024 and $503.42 million at December 31, 2024, respectively. At June 30, 2025, interest-bearing deposits in banks included $410.75 million maintained at the Federal Reserve Bank of Dallas and $24.86 million on deposit with the FHLB.

Available-for-Sale Securities. At June 30, 2025, securities with a fair value of $4.89 billion were classified as securities available-for-sale. As compared to December 31, 2024, the available-for-sale portfolio at June 30, 2025 reflected (i) an increase of $320.61 million in mortgage-backed securities, (ii) an increase of $81.12 million in obligations of states and political subdivisions, (iii) a decrease of $119.73 million in U.S. Treasury securities, and (iv) a decrease of $13.21 million in corporate bonds and other securities. Fluctuations in the available-for-sale securities portfolio balances were primarily driven by purchases and calls or maturities, and changes in unrealized losses during the first six months of 2025. Our mortgage related securities are backed by GNMA, FNMA or FHLMC, or are collateralized by securities backed by these agencies.

See the below table and Note 2 to the Consolidated Financial Statements (unaudited) for additional disclosures relating to the maturities and fair values of the investment portfolio at June 30, 2025 and 2024, and December 31, 2024.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at June 30, 2025 (dollars in thousands, except percentages):

	Maturing by Contractual Maturity
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$153,835	1.67%	$—	—%	$—	—%	$—	—%	$153,835	1.67%
Obligations of states and political subdivisions	60,214	4.00	325,915	2.66	392,367	3.14	742,868	2.78	1,521,364	2.90
Corporate bonds and other securities	24,388	2.63	68,069	2.39	—	—	—	—	92,457	2.45
Mortgage-backed securities	41,327	3.35	1,592,782	2.89	1,085,426	2.98	399,357	2.25	3,118,892	2.84
Total	$279,764	2.50%	$1,986,766	2.83%	$1,477,793	3.02%	$1,142,225	2.59%	$4,886,548	2.82%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 21%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.

As of June 30, 2025, the investment portfolio had an overall tax equivalent yield of 2.82%, a weighted average life of 7.28 and modified duration of 5.94 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $12.45 billion as of June 30, 2025, as compared to $11.41 billion as of June 30, 2024 and $12.10 billion as of December 31, 2024.

Table 9 provides a breakdown of average deposits and rates paid over the three and six month periods ended June 30, 2025 and 2024, respectively.

Table 9 - Composition of Average Deposits (dollars in thousands, except percentages):

	For the Three-Months Ended June 30,
	2025		2024
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,383,851	—%	$3,289,906	—%
Interest-bearing deposits:
Interest-bearing checking	4,558,476	2.15	3,998,548	2.27
Savings and money market accounts	3,468,149	1.99	3,078,836	2.24
Time deposits under $250,000	557,080	3.06	594,278	3.60
Time deposits of $250,000 or more	340,032	3.35	348,585	3.99
Total interest-bearing deposits	8,923,737	2.19%	8,020,247	2.43%
Total average deposits	$12,307,588		$11,310,153
Total cost of deposits		1.59%		1.72%

	For the Six-Months Ended June 30,
	2025		2024
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,325,170	—%	$3,318,332	—%
Interest-bearing deposits:
Interest-bearing checking	4,589,915	2.13	3,941,659	2.18
Savings and money market accounts	3,408,133	1.98	3,068,966	2.20
Time deposits under $250,000	561,345	3.12	594,530	3.57
Time deposits of $250,000 or more	343,611	3.37	344,015	3.94
Total interest-bearing deposits	8,903,004	2.18%	7,949,170	2.37%
Total average deposits	$12,228,174		$11,267,502
Total cost of deposits		1.59%		1.67%

The estimated amount of uninsured and uncollateralized deposits including related accrued and unpaid interest is approximately $4.03 billion as of June 30, 2025.

Borrowings. Included in borrowings were federal funds purchased, advances from the FHLB and other borrowings of $22.15 million, $23.70 million and $135.60 million at June 30, 2025 and 2024, and December 31, 2024, respectively. The average balance of federal funds purchased, advances from the FHLB and other borrowings were $26.56 million and $22.93 million in the second quarters of 2025 and 2024, respectively. The weighted average interest rates paid on these borrowings were 1.93% and 1.60% for the second quarters of 2025 and 2024, respectively. The average balance of federal funds purchased, advances from the FHLB and other borrowings were $50.43 million and $77.95 million in the first half of 2025 and 2024, respectively. The weighted average interest rates paid on these borrowings were 2.76% and 3.95% for the first half of 2025 and 2024, respectively.

Repurchase Agreements. Securities sold under repurchase agreements of $48.03 million, $138.95 million and $61.42 million at June 30, 2025 and 2024, and December 31, 2024, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowings. The average balances of securities sold under repurchase agreements were $54.48 million and $212.59 million for the second quarters of 2025 and 2024, respectively. The average rates paid on securities sold under repurchase agreements were 1.63% and 3.59% for the second quarters of 2025 and 2024, respectively. The average balances of securities sold under repurchase agreements were $54.20 million and $265.01 million for the first six months of 2025 and 2024, respectively. The average rates paid on securities sold under repurchase agreements were 1.60% and 3.38% for the first six months of 2025 and 2024, respectively. The average balances of securities sold under repurchase agreements has decreased from the prior year as customers have moved funds to IntraFi deposit accounts.

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

	Percentage change in net interest income:
Change in interest rates:	June 30,		December 31,
(in basis points)	2025	2024	2024
+400	3.66%	9.75%	0.92%
+300	2.81%	7.28%	0.70%
+200	2.05%	5.08%	0.64%
+100	1.20%	2.66%	0.42%
-100	(0.94)%	(4.24)%	(3.08)%
-200	(2.24)%	(8.55)%	(6.50)%
-300	(4.56)%	(12.43)%	(8.10)%
-400	(6.28)%	(14.05)%	(7.42)%

The results for the net interest income simulations as of June 30, 2025 and 2024, and December 31, 2024 resulted in an asset sensitive position. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability management committee oversees and monitors this risk.

The fair value of our investment securities classified as available-for-sale totaled $4.89 billion at June 30, 2025. During the six months ended June 30, 2025, the corresponding unrealized loss before taxes on the portfolio of $537.55 million at December 31, 2024, changed to an unrealized loss before taxes of $473.12 million at June 30, 2025, which is recorded net of taxes in accumulated other comprehensive earnings (loss) in shareholders' equity. The unrealized gains or losses, net of taxes, on the portfolio are excluded from the calculation of all regulatory capital ratios. The changes in the fair value were driven by changes in interest rates based on expected actions by the Federal Reserve Board and other market conditions. The overall valuation of the portfolio is most correlated to the 5-year U.S. Treasury rates based on the composition and duration of the portfolio. At June 30, 2025, the 5-year U.S. Treasury rate was 3.80% compared to 4.39% at December 31, 2024, representing a 59 basis point decrease during the first six months of 2025. As of June 30, 2025, an increase of 100 basis points in the 5-year U.S. Treasury rate would result in an increase to unrealized losses by approximately $249.72 million before taxes, while a 100 basis point decrease in the same rate would result in a decrease to unrealized losses by approximately $221.37 million before taxes. We believe that we have the ability to hold these securities based on our overall liquidity and intent to hold the portfolio.

Capital and Liquidity

Capital. We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $1.74 billion, or 12.08% of total assets at June 30, 2025, as compared to $1.52 billion, or 11.54% of total assets at June 30, 2024, and $1.61 billion, or 11.49% of total assets at December 31, 2024. Included in shareholders' equity at June 30, 2025, and 2024, and December 31, 2024 were $373.46 million, $441.56 million and $424.29 million, respectively, in unrealized losses on investment securities available-for-sale, net of related income taxes, although such amount is excluded from and does not impact regulatory capital. For the second quarter of 2025, total shareholders' equity averaged $1.69 billion, or 11.93% of average assets, as compared to $1.46 billion, or 11.18% of average assets, during the same period in 2024. For the first six months of 2025, total shareholders’ equity averaged $1.67 billion, or 11.85% of average assets, as compared to $1.48 billion or 11.22% of average assets, during the same period in 2024.

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

As of June 30, 2025 and 2024, and December 31, 2024, we had a total risk-based capital ratio of 20.35%, 19.55% and 20.00%, a Tier 1 capital to risk-weighted assets ratio of 19.16%, 18.42% and 18.83%, a common equity Tier 1 to risk-weighted assets ratio of 19.16%, 18.42% and 18.83% and a Tier 1 leverage ratio of 12.61%, 12.40% and 12.49%, respectively. The regulatory capital ratios as of June 30, 2025 and 2024, and December 31, 2024 were calculated under Basel III rules.

The regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of June 30, 2025:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,924,206	20.35%	$992,889	10.50%	$945,609	10.00%
First Financial Bank	$1,789,680	18.98%	$990,221	10.50%	$943,068	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,811,499	19.16%	$803,768	8.50%	$567,365	6.00%
First Financial Bank	$1,676,973	17.78%	$801,608	8.50%	$754,454	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,811,499	19.16%	$661,926	7.00%	$—	N/A
First Financial Bank	$1,676,973	17.78%	$660,148	7.00%	$612,994	6.50%
Leverage Ratio:
Consolidated	$1,811,499	12.61%	$378,244	4.00%	$—	N/A
First Financial Bank	$1,676,973	11.72%	$377,227	4.00%	$471,534	5.00%

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of June 30, 2024:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,762,906	19.55%	$946,614	10.50%	$901,537	10.00%
First Financial Bank	$1,603,635	17.84%	$943,812	10.50%	$898,869	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,660,303	18.42%	$766,306	8.50%	$540,922	6.00%
First Financial Bank	$1,501,032	16.70%	$764,038	8.50%	$719,095	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,660,303	18.42%	$631,076	7.00%	$—	N/A
First Financial Bank	$1,501,032	16.70%	$629,208	7.00%	$584,265	6.50%
Leverage Ratio:
Consolidated	$1,660,303	12.40%	$360,615	4.00%	$—	N/A
First Financial Bank	$1,501,032	11.27%	$359,547	4.00%	$449,434	5.00%

	Actual		Minimum Capital Required Basel III		Required to be Considered Well- Capitalized
As of December 31, 2024:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,838,118	20.00%	$965,103	10.50%	$919,146	10.00%
First Financial Bank	$1,698,590	18.53%	$962,524	10.50%	$916,689	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,731,116	18.83%	$781,274	8.50%	$551,487	6.00%
First Financial Bank	$1,591,588	17.36%	$779,186	8.50%	$733,351	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,731,116	18.83%	$643,402	7.00%	$—	N/A
First Financial Bank	$1,591,588	17.36%	$641,682	7.00%	$595,848	6.50%
Leverage Ratio:
Consolidated	$1,731,116	12.49%	$367,658	4.00%	$—	N/A
First Financial Bank	$1,591,588	11.53%	$366,676	4.00%	$458,345	5.00%

In connection with the adoption of the Basel III regulatory capital framework, our subsidiary bank made the election to continue to exclude accumulated other comprehensive income from available-for-sale securities (“AOCI”) from capital in connection with its quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

Liquidity. Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable, or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and other borrowings (see below) and an unfunded $50.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2027 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $175.00 million. At June 30, 2025, there were no amounts drawn on these lines of credit. Our subsidiary bank also has (i) an available line of credit with the FHLB totaling $2.19 billion at June 30, 2025, secured by portions of our loan portfolio and certain investment securities, and (ii) access to the Federal Reserve Bank of Dallas lending program secured by portions of certain investment securities. At June 30, 2025, there was $795.00 million used on the FHLB line advance for undisbursed commitments (letters of credit) used to secure public funds.

The Company renewed and amended its loan agreement, effective June 30, 2025, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $50.00 million on a revolving line of credit. Prior to June 30, 2027, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2027. If a balance exists at June 30, 2027, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at The Wall Street Journal Prime Rate. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 36% (low) in 2021 and 2020 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at June 30, 2025. There was no outstanding balance under the line of credit as of June 30, 2025.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $96.62 million at June 30, 2025, investment securities which totaled $2.12 million at June 30, 2025 and mature over 5 to 6 years, available dividends from our subsidiaries which totaled $331.26 million at June 30, 2025, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of June 30, 2025, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. We are monitoring closely the impact to the financial system due to the recent failures of several banks. Given the diversified core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

Off-Balance Sheet (“OBS”)/Reserve for Unfunded Commitments. We are a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our consolidated balance sheets. At June 30, 2025, the Company’s reserve for unfunded commitments totaled $9.91 million which is recorded in other liabilities.

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

Table 10 – Commitments as of June 30, 2025 and 2024 (dollars in thousands):

	Total Notional Amounts Committed
	June 30,
	2025	2024
Unfunded lines of credit	$1,272,453	$1,259,793
Unfunded commitments to extend credit	980,261	892,130
Standby letters of credit	61,087	48,087
Total commercial commitments	$2,313,801	$2,200,010

We believe we have no other OBS arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements. The above table does not include balances related to the Company’s IRLC and forward mortgage-backed security trades. Total commercial commitments were $2.31 billion at June 30, 2025, compared to $2.20 billion at June 30, 2024, and $2.17 billion at December 31, 2024.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At June 30, 2025, $331.26 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $52.50 million and $25.50 million for the six-months ended June 30, 2025 and 2024, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 35% to 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 41.39% and 48.60% of net earnings for the first six months of 2025 and 2024, respectively. Given our current capital position, projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

Item 4. Controls and Procedures.

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

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

10.4	—

First Amendment to Loan Agreement, dated June 30, 2025, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K filed July 7, 2025).

10.5	—

Renewal Promissory Note (Revolving), dated June 30, 2025, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.2 of the Registrant's Form 8-K filed July 7, 2025).

10.6	—	Form of Executive Recognition Agreement (incorporated by reference from Exhibit 10.5 of the Registrant's Form 10-Q filed November 4, 2024)++

10.7	—

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

FIRST FINANCIAL BANKSHARES, INC.
Date: August 1, 2025	By:	/s/ F. Scott Dueser
F. Scott Dueser
Chairman of the Board and Chief Executive Officer

Date: August 1, 2025	By:	/s/ Michelle S. Hickox
Michelle S. Hickox
Executive Vice President and Chief Financial Officer