Form 10-Q
period 2025-09-30
FIRST FINANCIAL BANKSHARES INC
filed 2025-11-07
CIK 36029

.232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 7, 2025
Common Stock, $0.01 par value per share	143,206,102

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. and Subsidiaries (the “Company” or “we”) at September 30, 2025 and 2024 (unaudited), and December 31, 2024, and the consolidated statements of earnings, comprehensive earnings (loss) and shareholders’ equity for the three and nine-months ended September 30, 2025 and 2024 (unaudited), and the consolidated statements of cash flows for the nine-months ended September 30, 2025 and 2024 (unaudited), and notes to consolidated financial statements (unaudited), follow on pages 4 through 42.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	September 30,		December 31,
	2025	2024	2024
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$237,466	$296,188	$259,996
FEDERAL FUNDS SOLD	11,750	—	—
INTEREST-BEARING DEMAND DEPOSITS IN BANKS	401,580	287,476	503,417
Total cash and cash equivalents	650,796	583,664	763,413
SECURITIES AVAILABLE-FOR-SALE, at fair value (amortized cost of these securities was $5,651,768, $5,030,124, and $5,155,305 as of September 30, 2025 and 2024, and December 31, 2024, respectively)	5,260,813	4,612,299	4,617,759
LOANS:
Held-for-investment	8,243,625	7,723,191	7,913,098
Less—allowance for credit losses	(105,958)	(99,936)	(98,325)
Net loans held-for-investment	8,137,667	7,623,255	7,814,773
Held-for-sale ($25,180, $16,513, and $7,793, at fair value at September 30, 2025 and 2024, and December 31, 2024, respectively)	26,015	20,114	8,235
BANK PREMISES AND EQUIPMENT, net	149,651	151,204	151,904
INTANGIBLE ASSETS, net	313,738	314,152	314,004
OTHER ASSETS	302,848	278,244	309,330
Total assets	$14,841,528	$13,582,932	$13,979,418
LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$3,446,262	$3,303,143	$3,348,041
INTEREST-BEARING DEPOSITS	9,399,986	8,452,718	8,751,133
Total deposits	12,846,248	11,755,861	12,099,174
DIVIDENDS PAYABLE	27,263	25,739	25,753
REPURCHASE AGREEMENTS	50,646	57,557	61,416
BORROWINGS	21,956	25,978	135,603
TRADE DATE PAYABLE	—	5,416	—
OTHER LIABILITIES	65,147	50,190	50,912
Total liabilities	13,011,260	11,920,741	12,372,858
SHAREHOLDERS’ EQUITY:
COMMON STOCK — $0.01 par value, authorized 200,000,000 shares; 143,188,051, 142,906,070, and 142,944,704 shares issued at September 30, 2025 and 2024, and December 31, 2024, respectively	1,432	1,429	1,429
CAPITAL SURPLUS	697,308	687,065	689,338
RETAINED EARNINGS	1,440,107	1,303,514	1,340,082
TREASURY STOCK (shares at cost: 930,896, 931,423, and 929,735 at September 30, 2025 and 2024, and December 31, 2024, respectively)	(13,984)	(12,653)	(12,905)
DEFERRED COMPENSATION	13,984	12,653	12,905
ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS), net	(308,579)	(329,817)	(424,289)
Total shareholders’ equity	1,830,268	1,662,191	1,606,560
Total liabilities and shareholders’ equity	$14,841,528	$13,582,932	$13,979,418

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS—(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2025	2024	2025	2024
INTEREST INCOME:
Interest and fees on loans	$140,441	$129,638	$406,145	$370,438
Interest on investment securities:
Taxable	26,539	19,866	76,815	59,730
Exempt from federal income tax	10,196	7,696	26,567	23,120
Interest on federal funds sold and interest-bearing demand deposits in banks	2,516	2,758	10,085	9,838
Total interest income	179,692	159,958	519,612	463,126
INTEREST EXPENSE:
Interest on deposits	52,009	51,995	148,289	145,661
Interest on repurchase agreements and borrowings	682	854	1,803	6,841
Total interest expense	52,691	52,849	150,092	152,502
Net interest income	127,001	107,109	369,520	310,624
PROVISION FOR CREDIT LOSSES	24,435	6,123	31,095	12,817
Net interest income after provision for credit losses	102,566	100,986	338,425	297,807
NONINTEREST INCOME:
Trust fees	12,950	11,694	38,349	34,787
Service charges on deposit accounts	6,447	6,428	18,749	18,683
Debit card fees	5,333	5,528	15,519	15,564
Credit card fees	699	617	1,983	1,920
Gain on sale and fees on mortgage loans	4,375	3,359	11,333	10,174
Net gain (loss) on sale of foreclosed assets	(122)	(30)	43	(88)
Net gain on sale of other assets	—	267	6	269
Loan recoveries	1,664	1,359	3,048	2,578
Other noninterest income	2,918	3,140	8,336	9,125
Total noninterest income	34,264	32,362	97,366	93,012
NONINTEREST EXPENSE:
Salaries, commissions and employee benefits	42,605	37,497	127,322	111,652
Net occupancy expense	3,545	3,738	10,865	10,826
Equipment expense	2,395	2,291	7,194	6,761
FDIC insurance premiums	1,635	1,514	4,795	4,987
Debit card expense	3,512	3,248	10,193	9,548
Professional and service fees	3,000	2,793	8,381	8,017
Printing, stationery and supplies	456	199	1,411	1,071
Operational and other losses	1,957	955	3,217	2,878
Software amortization and expense	4,280	3,712	12,032	9,875
Amortization of intangible assets	86	157	266	471
Other noninterest expense	10,195	9,908	30,060	28,879
Total noninterest expense	73,666	66,012	215,736	194,965
EARNINGS BEFORE INCOME TAXES	63,164	67,336	220,055	195,854
INCOME TAX EXPENSE	10,897	12,028	39,785	34,664
NET EARNINGS	$52,267	$55,308	$180,270	$161,190
NET EARNINGS PER SHARE, BASIC	$0.37	$0.39	$1.26	$1.13
NET EARNINGS PER SHARE, DILUTED	$0.36	$0.39	$1.26	$1.13
DIVIDENDS PER SHARE	$0.19	$0.18	$0.56	$0.54

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) —(UNAUDITED)

(Dollars in thousands)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2025	2024	2025	2024
NET EARNINGS	$52,267	$55,308	$180,270	$161,190
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for- sale, before income taxes	82,122	141,443	146,468	93,014
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings, before income taxes	—	—	—	—
Total other items of comprehensive earnings (loss)	82,122	141,443	146,468	93,014
Income tax benefit (expense) related to:
Change in unrealized gain (loss) on investment securities available-for- sale	(17,245)	(29,703)	(30,758)	(19,533)
Reclassification adjustment for realized gains (losses) on investment securities included in net earnings	—	—	—	—
Comprehensive earnings (loss) tax benefit (expense)	(17,245)	(29,703)	(30,758)	(19,533)
COMPREHENSIVE EARNINGS	$117,144	$167,048	$295,980	$234,671

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive Earnings	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Loss)	Equity
Balances at June 30, 2024 (unaudited)	142,848,909	$1,428	$685,209	$1,273,946	(934,135)	$(12,378)	$12,378	$(441,557)	$1,519,026
Net earnings (unaudited)	—	—	—	55,308	—	—	—	—	55,308
Stock option exercises/ stock unit conversions/ restricted stock activity (unaudited)	57,161	1	601	—	—	—	—	—	602
Cash dividends declared, $0.18 per share (unaudited)	—	—	—	(25,740)	—	—	—	—	(25,740)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	111,740	111,740
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	2,712	(275)	275	—	—
Stock-based compensation expense (unaudited)	—	—	1,255	—	—	—	—	—	1,255
Balances at September 30, 2024 (unaudited)	142,906,070	$1,429	$687,065	$1,303,514	(931,423)	$(12,653)	$12,653	$(329,817)	$1,662,191
Balances at June 30, 2025 (unaudited)	143,077,619	$1,431	$694,273	$1,415,104	(929,782)	$(13,594)	$13,594	$(373,456)	$1,737,352
Net earnings (unaudited)	—	—	—	52,267	—	—	—	—	52,267
Stock option exercises/ stock unit conversions/ restricted stock activity (unaudited)	110,432	1	1,435	—	—	—	—	—	1,436
Cash dividends declared, $0.19 per share (unaudited)	—	—	—	(27,264)	—	—	—	—	(27,264)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	64,877	64,877
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(1,114)	(390)	390	—	—
Stock-based compensation expense (unaudited)	—	—	1,600	—	—	—	—	—	1,600
Balances at September 30, 2025 (unaudited)	143,188,051	$1,432	$697,308	$1,440,107	(930,896)	$(13,984)	$13,984	$(308,579)	$1,830,268

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive Earnings	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Loss)	Equity
Balances at December 31, 2023	142,716,939	$1,427	$681,246	$1,219,525	(930,152)	$(11,855)	$11,855	$(403,298)	$1,498,900
Net earnings (unaudited)	—	—	—	161,190	—	—	—	—	161,190
Stock option exercises/ stock unit conversions/ restricted stock activity (unaudited)	189,131	2	2,385	—	—	—	—	—	2,387
Cash dividends declared, $0.54 per share (unaudited)	—	—	—	(77,201)	—	—	—	—	(77,201)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	73,481	73,481
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(1,271)	(798)	798	—	—
Stock-based compensation expense (unaudited)	—	—	3,434	—	—	—	—	—	3,434
Balances at September 30, 2024 (unaudited)	142,906,070	$1,429	$687,065	$1,303,514	(931,423)	$(12,653)	$12,653	$(329,817)	$1,662,191
Balances at December 31, 2024	142,944,704	$1,429	$689,338	$1,340,082	(929,735)	$(12,905)	$12,905	$(424,289)	$1,606,560
Net earnings (unaudited)	—	—	—	180,270	—	—	—	—	180,270
Stock option exercises/ stock unit conversions/ restricted stock activity (unaudited)	243,347	3	2,912	—	—	—	—	—	2,915
Cash dividends declared, $0.56 per share (unaudited)	—	—	—	(80,245)	—	—	—	—	(80,245)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	115,710	115,710
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(1,161)	(1,079)	1,079	—	—
Stock-based compensation expense (unaudited)	—	—	5,058	—	—	—	—	—	5,058
Balances at September 30, 2025 (unaudited)	143,188,051	$1,432	$697,308	$1,440,107	(930,896)	$(13,984)	$13,984	$(308,579)	$1,830,268

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)

(Dollars in thousands)

	Nine-Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$180,270	$161,190
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,331	9,924
Provision for credit losses	31,095	12,817
Securities premium amortization, net	29,107	34,041
Gain on sale of securities and other assets, net	(49)	(181)
Deferred federal income tax benefit	11,684	1,011
Stock-based compensation	5,058	3,434
Net tax benefit from stock-based compensation	335	220
Change in loans held-for-sale	(17,210)	(5,754)
Change in other assets	(39,796)	(8,218)
Change in other liabilities	13,735	16,686
Total adjustments	44,290	63,980
Net cash provided by operating activities	224,560	225,170
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Maturities	5,564,259	4,536,702
Purchases	(6,089,825)	(4,351,769)
Net increase in loans held-for-investment	(352,179)	(574,867)
Purchases of bank premises, equipment and software	(7,475)	(11,946)
Proceeds from sale of bank premises and equipment and other assets	1,206	1,555
Net cash used in investing activities	(884,014)	(400,325)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	98,221	(132,443)
Net increase in interest-bearing deposits	648,853	750,004
Net decrease in repurchase agreements and borrowings	(124,417)	(320,546)
Common stock transactions:
Proceeds from stock option exercises/stock unit conversions/restricted stock activity	2,915	2,387
Dividends paid	(78,735)	(77,174)
Net cash provided by financing activities	546,837	222,228
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(112,617)	47,073
CASH AND CASH EQUIVALENTS, beginning of period	763,413	536,591
CASH AND CASH EQUIVALENTS, end of period	$650,796	$583,664
SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$150,942	$153,215
Federal income taxes paid	45,473	31,173
Investment securities purchased not settled	—	5,416
Transfer of loans to other real estate	2,215	1,156

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

First Financial Bankshares, Inc., a Texas corporation (“Bankshares,” “Company,” “we” or “us”), is a financial holding company which owns all of the capital stock of First Financial Bank, which had 79 locations located in Texas as of September 30, 2025. The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which First Financial Bank is located. In addition, the Company also owns First Financial Trust & Asset Management Company, First Financial Insurance Agency, Inc. (inactive), First Technology Services, Inc., FFB Investment Paris Fund, LLC, and FFB Portfolio Management, Inc.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of securities and report accrued interest separately in other assets on the consolidated balance sheets. A security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to securities reversed against interest income for the three and nine-months ended September 30, 2025 or 2024, respectively.

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

At September 30, 2025 and 2024, and December 31, 2024, no allowance for credit losses - available-for-sale securities was recorded.

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

At September 30, 2025 and 2024, and December 31, 2024, the Company held no securities that were classified as held-to-maturity.

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

ACL - Off-Balance-Sheet/Reserve for Unfunded Commitments

The ACL on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. These obligations include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. At September 30, 2025, the Company’s reserve for unfunded commitments totaled $8,842,000. The reserve for unfunded commitments totaled $8,004,000 at September 30, 2024 and $8,677,000 at December 31, 2024, respectively. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheet.

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

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year. There was no impairment recorded during the nine-months ended September 30, 2025 or 2024, respectively.

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

Accumulated Other Comprehensive Earnings (Loss)

Unrealized net losses on the Company’s available-for-sale securities, net of applicable income taxes, totaled $308,579,000, $329,817,000 and $424,289,000 at September 30, 2025, and 2024, and December 31, 2024, respectively, are included in accumulated other comprehensive earnings (loss) as a separate component of shareholders' equity.

Income Taxes

The Company’s provision for income taxes is based on income before income taxes adjusted for permanent differences between financial reporting and taxable income. Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. As of September 30, 2025, and 2024, and December 31, 2024, deferred tax assets totaled $96,564,000, $94,239,000 and $116,999,000, respectively, and were included in other assets on the consolidated balance sheets.

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

Per Share Data

Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. The Company calculates dilutive EPS assuming all outstanding stock options to purchase common shares and unvested restricted stock shares and units have been exercised and/or vested at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is determined by application of the treasury stock method, whereby the proceeds from the exercised options and unearned compensation for both restricted stock and stock options are assumed to be used to purchase common shares at the average market price during the respective period. There were 474,000 and 401,000 anti-dilutive shares for the three and nine-months ended September 30, 2025 that were excluded from the computation of EPS. There were 375,000 and 449,000 anti-dilutive shares for the three and nine-months ended September 30, 2024, that were excluded from the computation of EPS. The following table reconciles the computation of basic EPS to diluted EPS:

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended September 30, 2025:
Net earnings per share, basic	$52,267	143,105,224	$0.37
Effect of stock options and stock grants	—	368,945	(0.01)
Net earnings per share, diluted	$52,267	143,474,169	$0.36

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended September 30, 2024:
Net earnings per share, basic	$55,308	142,853,215	$0.39
Effect of stock options and stock grants	—	335,642	—
Net earnings per share, diluted	$55,308	143,188,857	$0.39

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the nine-months ended September 30, 2025:
Net earnings per share, basic	$180,270	143,026,664	$1.26
Effect of stock options and stock grants	—	395,870	—
Net earnings per share, diluted	$180,270	143,422,534	$1.26

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the nine-months ended September 30, 2024:
Net earnings per share, basic	$161,190	142,797,621	$1.13
Effect of stock options and stock grants	—	362,031	—
Net earnings per share, diluted	$161,190	143,159,652	$1.13

Note 2 - Securities

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, allowance for credit losses and the fair value of available-for-sale securities are as follows (dollars in thousands):

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$102,865	$2	$(897)	$101,970
Obligations of states and political subdivisions	1,859,132	8,751	(133,972)	1,733,911
Residential mortgage-backed securities	2,737,201	5,622	(272,025)	2,470,798
Commercial mortgage-backed securities	849,026	8,580	(3,418)	854,188
Corporate bonds and other	103,544	20	(3,618)	99,946
Total securities available-for-sale	$5,651,768	$22,975	$(413,930)	$5,260,813

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$298,671	$14	$(5,671)	$293,014
Obligations of states and political subdivisions	1,586,300	699	(115,516)	1,471,483
Residential mortgage-backed securities	2,712,305	1,655	(290,030)	2,423,930
Commercial mortgage-backed securities	320,685	1,946	(5,795)	316,836
Corporate bonds and other	112,163	59	(5,186)	107,036
Total securities available-for-sale	$5,030,124	$4,373	$(422,198)	$4,612,299

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$278,155	$2	$(4,595)	$273,562
Obligations of states and political subdivisions	1,578,749	338	(138,842)	1,440,245
Residential mortgage-backed securities	2,729,096	184	(378,746)	2,350,534
Commercial mortgage-backed securities	457,311	99	(9,658)	447,752
Corporate bonds and other	111,994	50	(6,378)	105,666
Total securities available-for-sale	$5,155,305	$673	$(538,219)	$4,617,759

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at September 30, 2025 and 2024, and December 31, 2024, were computed by using scheduled amortization of balances and historical prepayment rates.

The carrying value and estimated fair value of available-for-sale securities at September 30, 2025, by contractual and expected maturity, are shown below (dollars in thousands):

	Carrying	Estimated
	Value	Fair Value
Due within one year	$225,746	$223,945
Due after one year through five years	2,493,891	2,383,120
Due after five years through ten years	2,145,923	1,966,228
Due after ten years	786,208	687,520
Total	$5,651,768	$5,260,813

The following tables disclose as of September 30, 2025 and 2024, and December 31, 2024, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
September 30, 2025	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$1,000	$—	$99,476	$(897)	$100,476	$(897)
Obligations of states and political subdivisions	21,278	(854)	1,344,598	(133,118)	1,365,876	(133,972)
Residential mortgage-backed securities	125,497	(450)	2,042,826	(271,575)	2,168,323	(272,025)
Commercial mortgage-backed securities	66,851	(74)	166,330	(3,344)	233,181	(3,418)
Corporate bonds and other	—	—	82,982	(3,618)	82,982	(3,618)
Total	$214,626	$(1,378)	$3,736,212	$(412,552)	$3,950,838	$(413,930)

	Less than 12 Months		12 Months or Longer		Total
September 30, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$—	$—	$290,535	$(5,671)	$290,535	$(5,671)
Obligations of states and political subdivisions	6,899	(43)	1,395,597	(115,473)	1,402,496	(115,516)
Residential mortgage-backed securities	124,439	(335)	2,205,425	(289,695)	2,329,864	(290,030)
Commercial mortgage-backed securities	7,118	(32)	209,632	(5,763)	216,750	(5,795)
Corporate bonds and other	—	—	97,183	(5,186)	97,183	(5,186)
Total	$138,456	$(410)	$4,198,372	$(421,788)	$4,336,828	$(422,198)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$—	$—	$271,088	$(4,595)	$271,088	$(4,595)
Obligations of states and political subdivisions	56,777	(1,224)	1,361,628	(137,618)	1,418,405	(138,842)
Residential mortgage-backed securities	198,385	(4,990)	2,048,727	(373,756)	2,247,112	(378,746)
Commercial mortgage-backed securities	196,640	(2,249)	190,189	(7,409)	386,829	(9,658)
Corporate bonds and other	4,871	(44)	95,840	(6,334)	100,711	(6,378)
Total	$456,673	$(8,507)	$3,967,472	$(529,712)	$4,424,145	$(538,219)

The number of investments in an unrealized loss position totaled 682 at September 30, 2025. We believe any unrealized losses in the U.S. treasury securities, obligations of state and political subdivisions, residential and commercial mortgage-backed and asset-backed investment securities, and corporate bonds and other at September 30, 2025 and 2024, and December 31, 2024, are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required on these securities at September 30, 2025 and 2024, and December 31, 2024. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity. Based on evaluations of impaired securities as of September 30, 2025, the Company does not intend to sell any impaired available-for-sale securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At September 30, 2025, 72.57% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 55.25% are guaranteed by the Texas Permanent School Fund.

Securities, carried at approximately $2,335,928,000 on September 30, 2025, were pledged as collateral for public or trust fund deposits, repurchase agreements, borrowings and for other purposes required or permitted by law.

During the three and nine-months ended September 30, 2025 and 2024, respectively, there were no sales of investment securities that were classified as available-for-sale. There were no gross realized security gains or losses from sales during the three and nine-months ended September 30, 2025 and 2024.

The specific identification method was used to determine cost in order to compute the realized gains and losses.

Note 3 – Loans Held-for-Investment and Allowance for Credit Losses

For the periods ended September 30, 2025 and 2024, and December 31, 2024, the following tables outline the Company’s loan portfolio by the ten portfolio segments where applicable.

Loans held-for-investment by portfolio segment are as follows (dollars in thousands):

	September 30,		December 31,
	2025	2024	2024
Commercial:
C&I	$1,174,770	$1,175,774	$1,176,993
Municipal	347,559	333,732	369,246
Total Commercial	1,522,329	1,509,506	1,546,239
Agricultural	88,820	83,269	95,543
Real Estate:
Construction & Development	1,214,649	1,013,810	1,054,603
Farm	322,710	315,720	339,665
Non-Owner Occupied CRE	802,675	825,928	805,566
Owner Occupied CRE	1,119,425	1,086,750	1,083,100
Residential	2,308,708	2,112,196	2,196,767
Total Real Estate	5,768,167	5,354,404	5,479,701
Consumer:
Auto	718,501	618,103	638,560
Non-Auto	145,808	157,909	153,055
Total Consumer	864,309	776,012	791,615
Total Loans	8,243,625	7,723,191	7,913,098
Less: Allowance for credit losses	(105,958)	(99,936)	(98,325)
Loans, net	$8,137,667	$7,623,255	$7,814,773

Outstanding loan balances at September 30, 2025 and 2024, and December 31, 2024, are net of unearned income, including net deferred loan fees.

Loans held by our bank subsidiary with carrying amounts of $7,391,570,000 as of September 30, 2025 were pledged to secure Federal Home Loan Bank borrowing and Federal Reserve Bank discount window borrowing capacity.

The Company’s nonaccrual loans and loans still accruing and past due 90 days or more are as follows (dollars in thousands):

	September 30,		December 31,
	2025	2024	2024
Nonaccrual loans	$56,394	$63,378	$61,938
Loans still accruing and past due 90 days or more	151	504	287
Total nonperforming loans	$56,545	$63,882	$62,225

The Company had $58,542,000, $64,417,000 and $63,096,000 in nonaccrual, past due 90 days or more and still accruing, and foreclosed assets at September 30, 2025 and 2024, and December 31, 2024, respectively. Nonaccrual loans at September 30, 2025 and 2024, and December 31, 2024, consisted of the following (dollars in thousands):

	September 30,		December 31,
	2025	2024	2024
Commercial:
C&I	$3,710	$3,952	$3,984
Municipal	17	—	—
Total Commercial	3,727	3,952	3,984
Agricultural	1,859	2,088	1,209
Real Estate:
Construction & Development	1,833	1,617	1,141
Farm	4,736	4,738	4,176
Non-Owner Occupied CRE	2,496	12,787	11,062
Owner Occupied CRE	28,475	29,411	30,074
Residential	12,109	7,741	9,348
Total Real Estate	49,649	56,294	55,801
Consumer:
Auto	955	546	638
Non-Auto	204	498	306
Total Consumer	1,159	1,044	944
Total	$56,394	$63,378	$61,938

No significant additional funds are committed to be advanced in connection with nonaccrual loans as of September 30, 2025.

Summary information on the allowance for credit losses for the three and nine-months ended September 30, 2025 and 2024, are outlined by portfolio segment in the following tables (dollars in thousands):

Three-Months Ended September 30, 2025	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$17,874	$361	$937	$22,047	$2,784
Provision for loan losses	18,051	(23)	(2)	881	(94)
Recoveries	108	—	—	4	—
Charge-offs	(17,696)	—	—	—	—
Ending balance	$18,337	$338	$935	$22,932	$2,690

Three-Months Ended September 30, 2025 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$14,008	$21,258	$21,477	$1,546	$500	$102,792
Provision for loan losses	1,175	4,371	713	333	101	25,506
Recoveries	14	5	35	103	3	272
Charge-offs	—	(4,230)	(163)	(384)	(139)	(22,612)
Ending balance	$15,197	$21,404	$22,062	$1,598	$465	$105,958

Three-Months Ended September 30, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$15,251	$239	$1,931	$23,511	$2,902
Provision for loan losses	1,665	(42)	294	(3,164)	272
Recoveries	257	—	8	—	—
Charge-offs	(398)	—	(8)	—	—
Ending balance	$16,775	$197	$2,225	$20,347	$3,174

Three-Months Ended September 30, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$13,028	$21,054	$15,668	$1,073	$513	$95,170
Provision for loan losses	869	1,827	3,243	321	267	5,552
Recoveries	3	38	—	145	42	493
Charge-offs	—	—	(174)	(428)	(271)	(1,279)
Ending balance	$13,900	$22,919	$18,737	$1,111	$551	$99,936

Nine-Months Ended September 30, 2025	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$15,436	$200	$1,653	$19,861	$2,871
Provision for loan losses	20,707	138	(792)	3,105	(182)
Recoveries	301	—	74	6	1
Charge-offs	(18,107)	—	—	(40)	—
Ending balance	$18,337	$338	$935	$22,932	$2,690

Nine-Months Ended September 30, 2025 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non- Auto	Total
Beginning balance	$14,664	$21,413	$20,488	$1,186	$553	$98,325
Provision for loan losses	761	4,084	2,081	982	45	30,929
Recoveries	22	312	60	430	245	1,451
Charge-offs	(250)	(4,405)	(567)	(1,000)	(378)	(24,747)
Ending balance	$15,197	$21,404	$22,062	$1,598	$465	$105,958

Nine-Months Ended September 30, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$15,698	$195	$1,281	$28,553	$2,914
Provision for loan losses	1,376	2	952	(8,173)	260
Recoveries	545	—	59	—	—
Charge-offs	(844)	—	(67)	(33)	—
Ending balance	$16,775	$197	$2,225	$20,347	$3,174

Nine-Months Ended September 30, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non- Auto	Total
Beginning balance	$13,425	$13,813	$11,654	$810	$391	$88,734
Provision for loan losses	454	8,988	7,168	1,111	580	12,718
Recoveries	34	118	100	346	113	1,315
Charge-offs	(13)	—	(185)	(1,156)	(533)	(2,831)
Ending balance	$13,900	$22,919	$18,737	$1,111	$551	$99,936

Additionally, the Company records a reserve for unfunded commitments in other liabilities, which totaled $8,842,000, $8,004,000 and $8,677,000 at September 30, 2025 and 2024, and December 31, 2024, respectively. The provision for loan losses of $25,506,000 for the three-months ended September 30, 2025 is combined with the reversal of provision for unfunded commitments of $1,072,000 and reported in the net aggregate of $24,435,000 under the provision for credit losses in the consolidated statement of earnings for the three-months ended September 30, 2025. The provision for loan losses of $30,929,000 for the nine-months ended September 30, 2025 is combined with the provision for unfunded commitments of $165,000 and reported in the net aggregate of $31,095,000 under the provision for credit losses in the consolidated statement of earnings for the nine-months ended September 30, 2025.

The $5,552,000 provision for loan losses for the three-months ended September 30, 2024 above is combined with the provision for unfunded commitments of $571,000 and reported in the aggregate of $6,123,000 under the provision for credit losses for the three-months ended September 30, 2024. The $12,718,000 provision for loan losses for the nine-months ended September 30, 2024 above is combined with the provision for unfunded commitments of $101,000 and reported in the aggregate of $12,817,000 under the provision for credit losses for the nine-months ended September 30, 2024.

The Company’s loans that are individually evaluated for credit losses (both collateral and non-collateral dependent) and their related allowances as of September 30, 2025 and 2024, and December 31, 2024, are summarized in the following tables by loan segment (dollars in thousands):

September 30, 2025	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$350	$3,360	$35,836	$39,546	$968	$7,366	$8,334
Municipal	—	17	9,283	9,300	—	152	152
Total Commercial	350	3,377	45,119	48,846	968	7,518	8,486
Agricultural	273	1,586	580	2,439	283	228	511
Real Estate:
Construction & Development	281	1,552	14,437	16,270	210	1,567	1,777
Farm	4,498	238	4,905	9,641	6	231	237
Non-Owner Occupied CRE	1,306	1,190	34,290	36,786	425	3,860	4,285
Owner Occupied CRE	15,818	12,657	44,107	72,582	4,389	2,692	7,081
Residential	3,808	8,301	49,887	61,996	1,019	2,974	3,993
Total Real Estate	25,711	23,938	147,626	197,275	6,049	11,324	17,373
Consumer:
Auto	—	955	2,468	3,423	2	6	8
Non-Auto	—	204	771	975	1	2	3
Total Consumer	—	1,159	3,239	4,398	3	8	11
Total	$26,334	$30,060	$196,564	$252,958	$7,303	$19,078	$26,381

September 30, 2024	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$1,137	$2,815	$21,285	$25,237	$1,430	$3,921	$5,351
Municipal	—	—	373	373	—	—	—
Total Commercial	1,137	2,815	21,658	25,610	1,430	3,921	5,351
Agricultural	278	1,810	1,150	3,238	1,092	636	1,728
Real Estate:
Construction & Development	1,091	526	8,404	10,021	35	556	591
Farm	412	4,326	5,586	10,324	546	443	989
Non-Owner Occupied CRE	2,234	10,553	25,607	38,394	1,402	2,047	3,449
Owner Occupied CRE	402	29,009	57,364	86,775	6,709	2,888	9,597
Residential	4,142	3,599	43,439	51,180	644	2,373	3,017
Total Real Estate	8,281	48,013	140,400	196,694	9,336	8,307	17,643
Consumer:
Auto	—	546	2,562	3,108	1	4	5
Non-Auto	—	498	775	1,273	87	78	165
Total Consumer	—	1,044	3,337	4,381	88	82	170
Total	$9,696	$53,682	$166,545	$229,923	$11,946	$12,946	$24,892

December 31, 2024	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$854	$3,130	$25,778	$29,762	$1,463	$3,042	$4,505
Municipal	—	—	409	409	—	—	—
Total Commercial	854	3,130	26,187	30,171	1,463	3,042	4,505
Agricultural	743	466	3,002	4,211	220	945	1,165
Real Estate:
Construction & Development	732	409	10,033	11,174	26	465	491
Farm	412	3,764	6,412	10,588	23	427	450
Non-Owner Occupied CRE	6,668	4,394	28,832	39,894	1,406	2,852	4,258
Owner Occupied CRE	2,186	27,888	49,396	79,470	5,727	2,431	8,158
Residential	3,859	5,489	44,311	53,659	1,343	2,317	3,660
Total Real Estate	13,857	41,944	138,984	194,785	8,525	8,492	17,017
Consumer:
Auto	—	638	2,941	3,579	1	5	6
Non-Auto	—	306	799	1,105	51	73	124
Total Consumer	—	944	3,740	4,684	52	78	130
Total	$15,454	$46,484	$171,913	$233,851	$10,260	$12,557	$22,817

The Company’s allowance for loans that are individually evaluated for credit losses and collectively evaluated for credit losses as of September 30, 2025 and 2024, and December 31, 2024, are summarized in the following table by loan segment (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

September 30, 2025	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$8,334	$152	$511	$1,777	$237
Loans collectively evaluated for credit losses	10,003	186	424	21,155	2,453
Total	$18,337	$338	$935	$22,932	$2,690

September 30, 2025 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$4,285	$7,081	$3,993	$8	$3	$26,381
Loans collectively evaluated for credit losses	10,912	14,323	18,069	1,590	462	79,577
Total	$15,197	$21,404	$22,062	$1,598	$465	$105,958

September 30, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$5,351	$—	$1,728	$591	$989
Loans collectively evaluated for credit losses	11,424	197	497	19,756	2,185
Total	$16,775	$197	$2,225	$20,347	$3,174

September 30, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$3,449	$9,597	$3,017	$5	$165	$24,892
Loans collectively evaluated for credit losses	10,451	13,322	15,720	1,106	386	75,044
Total	$13,900	$22,919	$18,737	$1,111	$551	$99,936

December 31, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$4,505	$—	$1,165	$491	$450
Loans collectively evaluated for credit losses	10,931	200	488	19,370	2,421
Total	$15,436	$200	$1,653	$19,861	$2,871

December 31, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$4,258	$8,158	$3,660	$6	$124	$22,817
Loans collectively evaluated for credit losses	10,406	13,255	16,828	1,180	429	75,508
Total	$14,664	$21,413	$20,488	$1,186	$553	$98,325

The Company’s recorded investment in loans as of September 30, 2025 and 2024, and December 31, 2024, related to the balance in the allowance for credit losses follows below (dollars in thousands):

September 30, 2025	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$39,546	$9,300	$2,439	$16,270	$9,641
Loans collectively evaluated for credit losses	1,135,224	338,259	86,381	1,198,379	313,069
Total	$1,174,770	$347,559	$88,820	$1,214,649	$322,710

September 30, 2025 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$36,786	$72,582	$61,996	$3,423	$975	$252,958
Loans collectively evaluated for credit losses	765,889	1,046,843	2,246,712	715,078	144,833	7,990,667
Total	$802,675	$1,119,425	$2,308,708	$718,501	$145,808	$8,243,625

September 30, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$25,237	$373	$3,238	$10,021	$10,324
Loans collectively evaluated for credit losses	1,150,537	333,359	80,031	1,003,789	305,396
Total	$1,175,774	$333,732	$83,269	$1,013,810	$315,720

September 30, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$38,394	$86,775	$51,180	$3,108	$1,273	$229,923
Loans collectively evaluated for credit losses	787,534	999,975	2,061,016	614,995	156,636	7,493,268
Total	$825,928	$1,086,750	$2,112,196	$618,103	$157,909	$7,723,191

December 31, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$29,762	$409	$4,211	$11,174	$10,588
Loans collectively evaluated for credit losses	1,147,231	368,837	91,332	1,043,429	329,077
Total	$1,176,993	$369,246	$95,543	$1,054,603	$339,665

December 31, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$39,894	$79,470	$53,659	$3,579	$1,105	$233,851
Loans collectively evaluated for credit losses	765,672	1,003,630	2,143,108	634,981	151,950	7,679,247
Total	$805,566	$1,083,100	$2,196,767	$638,560	$153,055	$7,913,098

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

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at September 30, 2025 (dollars in millions):

September 30,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$514	$324	$136	$102	$22	$37	$—	$1,135
Special mention	5	3	1	1	15	1	—	26
Substandard	7	3	2	2	—	—	—	14
Doubtful	—	—	—	—	—	—	—	—
Total	$526	$330	$139	$105	$37	$38	$—	$1,175
Year-to-Date Gross Charge-Offs	$—	$—	$17	$—	$—	$—	$—	$17

September 30,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$124	$50	$24	$71	$11	$59	$—	$339
Special mention	—	—	—	1	—	8	—	9
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$124	$50	$24	$72	$11	$67	$—	$348
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$62	$17	$3	$3	$1	$—	$—	$86
Special mention	—	—	—	—	—	—	—	—
Substandard	1	1	—	1	—	—	—	3
Doubtful	—	—	—	—	—	—	—	—
Total	$63	$18	$3	$4	$1	$—	$—	$89
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$641	$327	$99	$71	$46	$14	$1	$1,199
Special mention	1	—	—	—	—	—	—	1
Substandard	6	6	1	1	1	—	—	15
Doubtful	—	—	—	—	—	—	—	—
Total	$648	$333	$100	$72	$47	$14	$1	$1,215
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$70	$61	$36	$58	$55	$33	$—	$313
Special mention	—	—	—	—	—	—	—	—
Substandard	1	—	—	4	1	4	—	10
Doubtful	—	—	—	—	—	—	—	—
Total	$71	$61	$36	$62	$56	$37	$—	$323
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$138	$104	$61	$248	$115	$99	$—	$765
Special mention	—	—	2	6	3	1	—	12
Substandard	7	—	3	2	9	4	—	25
Doubtful	—	—	—	—	—	—	—	—
Total	$145	$104	$66	$256	$127	$104	$—	$802
Year-to-Date Gross Charge-Offs	$—	$—	$1	$—	$—	$—	$—	$1

September 30,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$182	$140	$112	$254	$161	$198	$—	$1,047
Special mention	—	9	1	1	7	1	—	19
Substandard	1	—	8	29	7	8	—	53
Doubtful	—	—	—	—	—	—	—	—
Total	$183	$149	$121	$284	$175	$207	$—	$1,119
Year-to-Date Gross Charge-Offs	$—	$—	$4	$—	$—	$—	$—	$4

September 30,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$435	$410	$313	$355	$226	$281	$227	$2,247
Special mention	—	4	1	1	2	2	—	10
Substandard	3	9	8	12	3	14	3	52
Doubtful	—	—	—	—	—	—	—	—
Total	$438	$423	$322	$368	$231	$297	$230	$2,309
Year-to-Date Gross Charge-Offs	$—	$—	$1	$—	$—	$—	$—	$1

September 30,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$298	$242	$78	$75	$19	$3	$—	$715
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	1	1	—	—	—	3
Doubtful	—	—	—	—	—	—	—	—
Total	$298	$243	$79	$76	$19	$3	$—	$718
Year-to-Date Gross Charge-Offs	$—	$—	$—	$1	$—	$—	$—	$1

September 30,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$56	$38	$20	$17	$6	$1	$7	$145
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$56	$38	$20	$18	$6	$1	$7	$146
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

September 30,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$2,520	$1,713	$882	$1,254	$662	$725	$235	$7,991
Special mention	6	16	5	10	27	13	—	77
Substandard	26	20	23	53	21	30	3	176
Doubtful	—	—	—	—	—	—	—	—
Total	$2,552	$1,749	$910	$1,317	$710	$768	$238	$8,244
Year-to-Date Gross Charge-Offs	$—	$—	$23	$1	$—	$—	$—	$24

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

The following summarizes the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at December 31, 2024 (dollars in millions):

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
C&I
Risk rating:
Pass	$677	$226	$146	$45	$23	$30	$—	$1,147
Special mention	7	—	1	—	1	—	—	9
Substandard	12	3	4	1	—	1	—	21
Doubtful	—	—	—	—	—	—	—	—
Total	$696	$229	$151	$46	$24	$31	$—	$1,177
Year-to-Date Gross Charge-Offs	$—	$1	$—	$—	$—	$—	$—	$1

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Municipal
Risk rating:
Pass	$175	$26	$77	$12	$8	$71	$—	$369
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$175	$26	$77	$12	$8	$71	$—	$369
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural
Risk rating:
Pass	$76	$8	$4	$2	$1	$—	$—	$91
Special mention	—	—	—	—	—	—	—	—
Substandard	3	—	1	—	—	—	—	4
Doubtful	—	—	—	—	—	—	—	—
Total	$79	$8	$5	$2	$1	$—	$—	$95
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Construction & Development
Risk rating:
Pass	$667	$133	$166	$55	$14	$8	$1	$1,044
Special mention	1	—	—	—	—	—	—	1
Substandard	7	1	1	1	—	—	—	10
Doubtful	—	—	—	—	—	—	—	—
Total	$675	$134	$167	$56	$14	$8	$1	$1,055
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Farm
Risk rating:
Pass	$114	$42	$72	$60	$18	$23	$—	$329
Special mention	—	—	—	—	—	—	—	—
Substandard	1	1	4	—	4	1	—	11
Doubtful	—	—	—	—	—	—	—	—
Total	$115	$43	$76	$60	$22	$24	$—	$340
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$166	$86	$242	$133	$58	$81	$—	$766
Special mention	4	2	1	1	—	1	—	9
Substandard	10	2	3	6	7	3	—	31
Doubtful	—	—	—	—	—	—	—	—
Total	$180	$90	$246	$140	$65	$85	$—	$806
Year-to-Date Gross Charge-Offs	$—	$1	$—	$—	$—	$—	$—	$1

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$170	$128	$270	$177	$99	$160	$—	$1,004
Special mention	2	—	5	7	—	1	—	15
Substandard	1	14	30	10	1	8	—	64
Doubtful	—	—	—	—	—	—	—	—
Total	$173	$142	$305	$194	$100	$169	$—	$1,083
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
Risk rating:
Pass	$606	$367	$378	$266	$105	$232	$188	$2,142
Special mention	1	1	1	3	—	2	—	8
Substandard	5	7	12	4	4	12	2	46
Doubtful	—	—	—	—	—	—	—	—
Total	$612	$375	$391	$273	$109	$246	$190	$2,196
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Auto
Risk rating:
Pass	$338	$122	$126	$38	$10	$2	$—	$636
Special mention	—	—	—	—	—	—	—	—
Substandard	1	1	1	1	—	—	—	4
Doubtful	—	—	—	—	—	—	—	—
Total	$339	$123	$127	$39	$10	$2	$—	$640
Year-to-Date Gross Charge-Offs	$—	$1	$1	$—	$—	$—	$—	$2

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Auto
Risk rating:
Pass	$68	$35	$25	$14	$2	$1	$7	$152
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$68	$35	$26	$14	$2	$1	$7	$153
Year-to-Date Gross Charge-Offs	$—	$—	$1	$—	$—	$—	$—	$1

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Total Loans
Risk rating:
Pass	$3,057	$1,173	$1,506	$802	$338	$608	$196	$7,680
Special mention	15	3	8	11	1	4	—	42
Substandard	40	29	57	23	16	25	2	192
Doubtful	—	—	—	—	—	—	—	—
Total	$3,112	$1,205	$1,571	$836	$355	$637	$198	$7,914
Year-to-Date Gross Charge-Offs	$—	$3	$2	$—	$—	$—	$—	$5

At September 30, 2025 and 2024, and December 31, 2024, the Company’s past due loans are as follows (dollars in thousands):

September 30, 2025	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$2,559	$500	$1,072	$4,131	$1,170,639	$1,174,770	$8
Municipal	979	51	—	1,030	346,529	347,559	—
Total Commercial	3,538	551	1,072	5,161	1,517,168	1,522,329	8
Agricultural	101	274	584	959	87,861	88,820	—
Real Estate:
Construction & Development	6,930	612	826	8,368	1,206,281	1,214,649	—
Farm	610	32	86	728	321,982	322,710	—
Non-Owner Occupied CRE	1,239	156	—	1,395	801,280	802,675	—
Owner Occupied CRE	1,979	260	1,501	3,740	1,115,685	1,119,425	—
Residential	18,150	2,925	2,578	23,653	2,285,055	2,308,708	143
Total Real Estate	28,908	3,985	4,991	37,884	5,730,283	5,768,167	143
Consumer:
Auto	776	174	—	950	717,551	718,501	—
Non-Auto	240	16	44	300	145,508	145,808	—
Total Consumer	1,016	190	44	1,250	863,059	864,309	—
Total	$33,563	$5,000	$6,691	$45,254	$8,198,371	$8,243,625	$151

September 30, 2024	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,570	$672	$1,261	$5,503	$1,170,271	$1,175,774	$224
Municipal	—	—	—	—	333,732	333,732	—
Total Commercial	3,570	672	1,261	5,503	1,504,003	1,509,506	224
Agricultural	192	134	1,617	1,943	81,326	83,269	—
Real Estate:
Construction & Development	9,116	155	911	10,182	1,003,628	1,013,810	245
Farm	777	—	—	777	314,943	315,720	—
Non-Owner Occupied CRE	203	87	2,682	2,972	822,956	825,928	—
Owner Occupied CRE	4,045	403	1,234	5,682	1,081,068	1,086,750	—
Residential	18,074	2,438	515	21,027	2,091,169	2,112,196	35
Total Real Estate	32,215	3,083	5,342	40,640	5,313,764	5,354,404	280
Consumer:
Auto	964	79	43	1,086	617,017	618,103	—
Non-Auto	220	212	.	432	157,477	157,909	—
Total Consumer	1,184	291	43	1,518	774,494	776,012	—
Total	$37,161	$4,180	$8,263	$49,604	$7,673,587	$7,723,191	$504

December 31, 2024	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$4,232	$3,938	$1,368	$9,538	$1,167,455	$1,176,993	$258
Municipal	349	36	—	385	368,861	369,246	—
Total Commercial	4,581	3,974	1,368	9,923	1,536,316	1,546,239	258
Agricultural	917	10	795	1,722	93,821	95,543	—
Real Estate:
Construction & Development	5,652	564	609	6,825	1,047,778	1,054,603	—
Farm	433	1,128	—	1,561	338,104	339,665	—
Non-Owner Occupied CRE	666	—	1,979	2,645	802,921	805,566	—
Owner Occupied CRE	3,151	246	1,145	4,542	1,078,558	1,083,100	—
Residential	15,779	2,131	2,147	20,057	2,176,710	2,196,767	29
Total Real Estate	25,681	4,069	5,880	35,630	5,444,071	5,479,701	29
Consumer:
Auto	1,227	141	—	1,368	637,192	638,560	—
Non-Auto	137	34	—	171	152,884	153,055	—
Total Consumer	1,364	175	—	1,539	790,076	791,615	—
Total	$32,543	$8,228	$8,043	$48,814	$7,864,284	$7,913,098	$287

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

An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses due to the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. During the nine-months ended September 30, 2025 and 2024, respectively, loan modifications made to borrowers experiencing financial difficulty was insignificant.

Note 4 - Loans Held-for-Sale

Loans held-for-sale totaled $26,015,000, $20,114,000 and $8,235,000 at September 30, 2025 and 2024, and December 31, 2024, respectively. At September 30, 2025 and 2024, and December 31, 2024, $835,000, $3,601,000 and $442,000, respectively, are valued at the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

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

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions (dollars in thousands):

September 30, 2025:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$65,636	$726	$—
Forward mortgage-backed securities trades	100,000	—	214

September 30, 2024:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$50,053	$499	$—
Forward mortgage-backed securities trades	63,000	—	98

December 31, 2024:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$28,584	$238	$—
Forward mortgage-backed securities trades	38,500	84	—

Note 6 – Borrowings and Repurchase Agreements

Borrowings and repurchase agreements consisted of the following (dollars in thousands):

	September 30,		December 31,
	2025	2024	2024
Securities sold under agreements with customers to repurchase	$50,646	$57,557	$61,416
Federal funds purchased	900	4,925	14,550
Other borrowings	21,056	21,053	121,053
Total	$72,602	$83,535	$197,019

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

The Company renewed its loan agreement, effective June 30, 2025, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $50,000,000 on a revolving line of credit. There was no outstanding balance under the line of credit as of September 30, 2025.

During 2021, the Company began investing in qualifying Community Development Entities ("CDE") under the federal New Market Tax Credits ("NMTC") program. See Note 7 for further discussion of our activity and related balances on the consolidated balance sheets, including $21,053,000 in other borrowings shown above.

Note 7 - Income Taxes

Income tax expense was $10,897,000 for the third quarter of 2025 as compared to $12,028,000 for the same period in 2024. The Company’s effective tax rates on pretax income were 17.25% and 17.86% for the third quarters of 2025 and 2024, respectively. Income tax expense was $39,785,000 for the first nine months of 2025, as compared to $34,664,000 for the same period in 2024. The Company’s effective tax rates on pretax income were 18.08% and 17.70% for the first nine months of 2025 and 2024, respectively. The effective tax rates differ from the statutory federal tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan, excess tax benefits for distributions under our deferred compensation plan and vesting of equity awards, and NMTC benefits.

Low Income Housing Tax Credit Investments - During 2021, the Company began investing in an affordable housing fund that will invest in real estate projects that qualify for the federal low-income housing tax credit ("LIHTC") program designed to promote private development of low income housing. The investments made by the fund will generate a return to the Company primarily through the realization of LIHTCs, and also through federal tax deductions generated from the ongoing operating losses from the investees of the fund. The Company's investment in the fund will be amortized through income tax expense using the proportional amortization method as related tax credits are utilized by the Company. The initial capital contribution commitment to the fund was for up to $5,500,000. In 2024 and 2025, the Company entered into new commitments for up to $7,000,000 and $5,000,000, respectively, on new projects in other communities. Total contributions were $5,855,000 at September 30, 2025, $2,091,000 at September 30, 2024, and $3,925,000 at December 31, 2024, respectively, which is included in other assets on the consolidated balance sheet.

New Market Tax Credit Investments - During 2021, the Company began investing in qualifying CDEs under the federal NMTC program. NMTC investments are made through the third-party CDEs which are qualified through the U.S. Department of Treasury and receive periodic allocation of amounts under the NMTC program. NMTCs are generated from qualified investments by the CDEs utilizing equity investments made by a taxpayer, like the Company. Through these equity investments, the Company will receive the tax benefits from the NMTCs equal to 39% of the qualified investment from the CDE to qualifying eligible projects over a seven year period. The Company's equity investments in the CDEs is amortized using the proportional amortization method and related tax credits are allocated to the Company. At September 30, 2025, September 30, 2024, and December 31, 2024, the consolidated balance sheet of the Company included a $18,000,000 loan to the investee in loans and the $21,053,000 leveraged loan from the investee in other borrowings (see Note 6). At September 30, 2025 and 2024, and December 31, 2024, the consolidated balance sheet of the Company included CDE investments in other assets of $23,454,000, $24,759,000, and $24,433,000, respectively.

Note 8 - Stock Based Compensation

On April 27, 2021, the Company’s shareholders approved the 2021 Omnibus Stock and Incentive Plan (“2021 Plan”) and reserved 2,500,000 shares of the Company’s common stock for issuance under this plan. At September 30, 2025, the Company had 880,955 shares of stock remaining for issuance under the plan. The 2021 Plan supersedes all prior stock option and restricted stock plans with shares previously reserved for issuance under such plans cancelled.

Restricted Stock Units

Under the 2021 Plan, the Company grants restricted stock units under compensation arrangements for the benefit of employees and senior and executive officers. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements. The following table summarizes information about the changes in restricted stock units for the nine-months ended September 30, 2025 and 2024.

	For the Nine-Months Ended September 30,
	2025		2024
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	71,656	$34.36	53,817	$37.04
Grants	43,923	36.43	45,064	34.37
Vesting	(31,739)	35.84	(24,075)	40.35
Forfeited/expired	(971)	33.63	(2,389)	34.80
Balance at end of period	82,869	$34.90	72,417	$34.35

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

The following table summarizes information about the changes in PSUs as of and for the nine-months ended September 30, 2025 and 2024.

	For the Nine-Months Ended September 30,
	2025		2024
	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	96,206	$35.83	75,227	$40.24
Grants	43,923	36.43	45,064	34.37
Performance adjustment (1)	11,031	47.19	—	—
Vesting	(33,104)	47.19	(20,532)	48.91
Forfeited/expired	(1,244)	32.17	(2,493)	35.21
Balance at end of period	116,812	$33.95	97,266	$35.82

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

The following table summarizes information about vested and unvested restricted stock.

	For the Nine-Months Ended September 30,
	2025		2024
	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	24,348	$30.91	25,190	$27.79
Grants	24,876	33.78	24,348	30.91
Vesting	(24,348)	30.91	(25,190)	27.79
Forfeited/expired	—	—	—	—
Balance at end of period	24,876	$33.78	24,348	$30.91

The total fair value of restricted stock unit, performance stock unit, and restricted stock awards vested for the nine-months ended September 30, 2025 and 2024, was $2,808,000 and $2,276,000, respectively.

The Company recorded restricted stock unit and performance-based restricted stock unit expense for employees of $751,000 and $521,000 for the three-months ended September 30, 2025 and 2024, respectively. The Company recorded restricted stock unit and performance-based restricted stock unit expense for employees of $2,474,000 and $1,381,000 for the nine-months ended September 30, 2025 and 2024, respectively. The Company recorded director expense related to these restricted stock awards of $210,000 and $187,000, for the three-months ended September 30, 2025 and 2024, respectively. The Company recorded director expense related to these restricted stock awards of $607,000 and $537,000, for the nine-months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025 and 2024, there were $5,859,000 and $4,920,000, respectively, of total unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance-based restricted stock units which is expected to be recognized over a weighted-average period of 1.15 years and 1.19 years, respectively. At September 30, 2025 and 2024, and December 31, 2024, there was $152,000, $112,000 and $141,000, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting.

Stock Option Plans

Prior to the approval of the 2021 Plan, the 2012 Incentive Stock Option Plan (the “2012 Plan”) provided for the granting of options to employees of the Company at prices not less than market value at the date of the grant. The 2012 Plan provided that options granted vest and are exercisable after two years from the date of grant and vest at a rate of 20% each year thereafter and have a 10-year term. The most recent grants from the 2021 Plan provided that 20% of the options granted vest and are exercisable after one year from the date of grant and the remaining options vest and are exercisable at a rate of 20% each year thereafter, or 33.3% of the options granted are vested and exercisable after one year from the date of the grant and the remaining options are vested and exercisable at a rate of 33.3% each year thereafter, and have a 10-year term. Shares are issued under the 2012 Plan and the 2021 Plan from available authorized shares. An analysis of stock option activity for the nine-months ended September 30, 2025 is presented in the table and narrative below:

	For the Nine-Months Ended September 30, 2025
	Shares	Weighted- Average Ex. Price
Outstanding, December 31, 2024	1,585,426	$31.96
Granted	242,513	36.43
Exercised	(156,845)	19.32
Cancelled	(78,297)	32.96
Outstanding, September 30, 2025	1,592,797	$33.84
Exercisable, September 30, 2025	999,050	$31.97

The options outstanding at September 30, 2025 had exercise prices ranging between $16.95 and $48.91. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees.

The Company recorded stock option expense totaling $639,000 and $546,000 for the three-months ended September 30, 2025 and 2024, respectively. The Company recorded stock option expense totaling $1,976,000 and $1,516,000 for the nine-months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, there was $5,376,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.19 years. The total fair value of shares vested during the nine-months ended September 30, 2025 and 2024 was $2,791,000 and $2,131,000, respectively.

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

There were no transfers between Level 2 and Level 3 during the three and nine-months ended September 30, 2025 and 2024, and the year ended December 31, 2024.

The following table summarizes the Company’s available-for-sale securities, loans held-for-sale, and derivatives which are measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

September 30, 2025	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$101,970	$—	$—	$101,970
Obligations of state and political subdivisions	—	1,733,911	—	1,733,911
Corporate bonds	—	83,396	—	83,396
Residential mortgage-backed securities	—	2,470,798	—	2,470,798
Commercial mortgage-backed securities	—	854,188	—	854,188
Other securities	16,550	—	—	16,550
Total	$118,520	$5,142,293	$—	$5,260,813
Loans held-for-sale	$—	$25,180	$—	$25,180
IRLCs	$—	$—	$726	$726
Forward mortgage-backed securities trades	$—	$(214)	$—	$(214)

September 30, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$293,014	$—	$—	$293,014
Obligations of states and political subdivisions	—	1,471,483	—	1,471,483
Corporate bonds	—	102,471	—	102,471
Residential mortgage-backed securities	—	2,423,930	—	2,423,930
Commercial mortgage-backed securities	—	316,836	—	316,836
Other securities	4,565	—	—	4,565
Total	$297,579	$4,314,720	$—	$4,612,299
Loans held-for-sale	$—	$16,513	$—	$16,513
IRLCs	$—	$—	$499	$499
Forward mortgage-backed securities trades	$—	$(98)	$—	$(98)

December 31, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$273,562	$—	$—	$273,562
Obligations of state and political subdivisions	—	1,440,245	—	1,440,245
Corporate bonds	—	101,238	—	101,238
Residential mortgage-backed securities	—	2,350,534	—	2,350,534
Commercial mortgage-backed securities	—	447,752	—	447,752
Other securities	4,428	—	—	4,428
Total	$277,990	$4,339,769	$—	$4,617,759
Loans held-for-sale	$—	$7,793	$—	$7,793
IRLCs	$—	$—	$238	$238
Forward mortgage-backed securities trades	$—	$84	$—	$84

The following table summarizes the Company’s loans held-for-sale at fair value and the net unrealized gains as of the balance sheet dates shown below (dollars in thousands):

	September 30,		December 31,
	2025	2024	2024
Unpaid principal balance on loans held-for-sale	$24,453	$16,086	$7,636
Net unrealized gains on loans held-for-sale	727	427	157
Loans held-for-sale at fair value	$25,180	$16,513	$7,793

The following table summarizes the Company’s gains on sale and fees of mortgage loans for the three and nine-months ended September 30, 2025 and 2024 (dollars in thousands):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2025	2024	2025	2024
Realized gain on sale and fees on mortgage loans*	$4,537	$3,463	$10,678	$9,813
Change in fair value on loans held-for-sale and IRLCs	(531)	(10)	954	171
Change in forward mortgage-backed securities trades	369	(94)	(299)	190
Total gain on sale of mortgage loans	$4,375	$3,359	$11,333	$10,174

* This includes gains on loans held-for-sale carried under the fair value method and lower of cost or market.

No residential mortgage loans held-for-sale were 90 days or more past due or considered nonaccrual as of September 30, 2025, 2024, or December 31, 2024. No credit losses were recognized on mortgage loans held-for-sale for the three and nine-months ended September 30, 2025 and 2024.

Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include other real estate owned, goodwill and other intangible assets, and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the nine-months ended September 30, 2025 and 2024, respectively, include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no significant other real estate owned properties that were re-measured subsequent to their initial transfer to other real estate owned during the three and nine-months ended September 30, 2025 and 2024.

At September 30, 2025 and 2024, and December 31, 2024, other real estate owned totaled $1,870,000, $501,000, and $811,000, respectively.

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

	September 30,				December 31,
	2025		2024		2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$237,466	$237,466	$296,188	$296,188	$259,996	$259,996	Level 1
Federal funds sold	11,750	11,750	—	—	—	—	Level 1
Interest-bearing demand deposits in banks	401,580	401,580	287,476	287,476	503,417	503,417	Level 1
Available-for-sale securities	5,260,813	5,260,813	4,612,299	4,612,299	4,617,759	4,617,759	Levels 1 and 2
Loans held-for-investment, net of allowance for credit losses	8,137,667	8,153,930	7,623,255	7,607,920	7,814,773	7,806,258	Level 3
Loans held-for-sale	26,015	26,102	20,114	20,293	8,235	8,276	Level 2
Accrued interest receivable	62,138	62,138	56,427	56,427	60,749	60,749	Level 2
Deposits with stated maturities	908,636	910,133	1,009,667	1,011,199	917,276	919,774	Level 2
Deposits with no stated maturities	11,937,612	11,937,612	10,746,194	10,746,194	11,181,898	11,181,898	Level 1
Repurchase Agreements	50,646	50,646	57,557	57,557	61,416	61,416	Level 2
Borrowings	21,956	21,956	25,978	25,978	135,603	135,603	Level 2
Accrued interest payable	6,059	6,059	9,502	9,502	6,909	6,909	Level 2
IRLCs	726	726	499	499	238	238	Level 3
Forward mortgage-backed securities trades asset (liability)	(214)	(214)	(98)	(98)	84	84	Level 2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” “could,” “may,” or “would” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited, to those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, under the heading “Risk Factors,” and the following:

•
general economic conditions, including the impact of the current federal government shutdown, our local, state and national real estate markets and employment trends;
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

The following discussion and analysis of operations and financial condition should be read in conjunction with the consolidated financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as those included in the Company’s 2024 Annual Report on Form 10-K.

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

Results of Operations

Performance Summary. Net earnings for the third quarter of 2025 were $52.27 million, compared to earnings of $55.31 million for the third quarter of 2024. Diluted earnings per share was $0.36 for the third quarter of 2025 and $0.39 for the third quarter of 2024. This quarter was impacted by a $21.55 million credit loss believed to be due to fraudulent activity associated with a commercial borrower. We have reviewed our portfolio to look for systematic issues and believe this to be isolated. We have initiated legal action and are continuing to work with law enforcement. Despite this setback, our core earnings trends remain positive, with year-to-date earnings growth of nearly 12% compared to 2024.

The return on average assets was 1.44% for the third quarter of 2025, as compared to 1.66% for the third quarter of 2024. The return on average equity was 11.85% for the third quarter of 2025, as compared to 14.00% for the third quarter of 2024.

Net earnings for the nine-months ended September 30, 2025 were $180.27 million, an increase of 11.84% when compared to earnings of $161.19 million for the nine-months ended September 30, 2024. Diluted earnings per share was $1.26 for the first nine months of 2025 and $1.13 for the first nine months of 2024.

The return on average assets was 1.70% for the first nine months of 2025, as compared to 1.63% for the first nine months of 2024. The return on average equity was 14.22% for the first nine months of 2025, as compared to 14.28% for the first nine months of 2024.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $130.41 million for the third quarter of 2025, as compared to $109.74 million for the same period last year. The increase in tax equivalent net interest income for the third quarter of 2025 compared to the same quarter in 2024 was largely attributable to the increases in average loans and the rate of return on taxable and tax-exempt investment securities. Average earning assets were $13.60 billion for the third quarter of 2025, as compared to $12.48 billion during the third quarter of 2024. The increase of $1.13 billion in average earning assets for the third quarter of 2025 when compared to the same period in 2024 was primarily a result of (i) an increase in loans of $605.88 million, (ii) an increase in taxable investment securities of $348.89 million and (iii) an increase in tax-exempt investment securities of $146.55 million. Average interest-bearing liabilities were $9.16 billion for the third quarter of 2025, as compared to $8.37 billion in the same period in 2024. The yield on earning assets increased 16 basis points while the rate paid on interest-bearing liabilities decreased 23 basis points for the third quarter of 2025 when compared to the third quarter of 2024.

Tax-equivalent net interest income was $378.55 million for the first nine months of 2025, as compared to $318.40 million for the same period last year. The increase in tax equivalent net interest income for the first nine months of 2025 when compared to the same period in 2024 was largely attributable to increases in average loans and average balance and rate of return on taxable securities. Average earning assets were $13.37 billion for the first nine months of 2025, as compared to $12.36 billion during the first nine months of 2024. The increase of $1.01 billion in average earning assets for the nine-months ended September 30, 2025 when compared to the same period in 2024 was primarily a result of (i) an increase in loans of $664.83 million and (ii) an increase in taxable investment securities of $233.05 million. Average interest-bearing liabilities were $9.06 billion for the first nine months of 2025, as compared to $8.32 billion in the same period in 2024. The yield on earning assets increased 20 basis points while the rate paid on interest-bearing liabilities decreased 23 basis points for the nine-months ended September 30, 2025 compared to the nine-months ended September 30, 2024.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (dollars in thousands):

	Three-Months Ended September 30, 2025 Compared to Three-Months Ended September 30, 2024			Nine-Months Ended September 30, 2025 Compared to Nine-Months Ended September 30, 2024
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Short-term investments	$332	$(574)	$(242)	$2,654	$(2,406)	$248
Taxable investment securities	2,158	4,515	6,673	4,245	12,841	17,086
Tax-exempt investment securities (1)	1,007	2,157	3,164	1,032	3,331	4,363
Loans (1) (2)	10,322	594	10,916	33,342	2,705	36,047
Interest income	13,819	6,692	20,511	41,273	16,471	57,744
Interest-bearing deposits	5,114	(5,098)	16	16,398	(13,768)	2,630
Repurchase agreements	(373)	(157)	(530)	(3,890)	(666)	(4,556)
Borrowings	148	207	355	(210)	(275)	(485)
Interest expense	4,889	(5,048)	(159)	12,298	(14,709)	(2,411)
Net interest income	$8,930	$11,740	$20,670	$28,975	$31,180	$60,155

(1)
Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(2)
Nonaccrual loans are included in loans.

The net interest margin, on a tax equivalent basis, was 3.80% for the third quarter of 2025, an increase of 30 basis points from the same period in 2024. The net interest margin, on a tax equivalent basis, for the first nine-months of 2025 was 3.79%, an increase of 35 basis points from the same period in 2024. The net interest margin has expanded during the past year primarily due to (i) a shift in asset mix from lower yielding investment securities to higher yielding loans and investment securities funded by strong growth in deposits, and (ii) a lower average cost of deposits following the Federal Reserve 25 basis point cuts in November and December 2024, and again in September 2025. The Federal Reserve decreased interest rates 50 basis points in September 2024, and 25 basis points in November and December 2024, and September 2025, respectively, resulting in a target rate range of 4.00% to 4.25% at September 30, 2025. Most recently, on October 29, 2025, the Federal Reserve decreased rates another 25 basis points resulting in a current target rate of 3.75% - 4.00%.

There are $1.14 billion of municipal and related deposits which are indexed to short-term treasury rates which have fluctuated with the changes in the applicable rate index. Average municipal and related deposits totaled $1.56 billion and $1.48 billion for the nine-months ended September 30, 2025 and 2024, respectively, with an average rate paid of 3.47% and 4.03%, for the respective nine-months then ended.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (dollars in thousands, except percentages):

	Three-Months Ended September 30,
	2025			2024
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$227,450	$2,517	4.39%	$203,657	$2,759	5.39%
Taxable investment securities (2)	3,560,347	26,539	2.98	3,211,490	19,866	2.47%
Tax-exempt investment securities (2)(3)	1,564,767	12,906	3.30	1,418,214	9,742	2.75%
Loans (3)(4)	8,249,113	141,136	6.79	7,643,238	130,220	6.78%
Total earning assets	13,601,677	$183,098	5.34%	12,476,599	$162,587	5.18%
Cash and due from banks	221,798			217,469
Bank premises and equipment, net	148,659			152,153
Other assets	244,934			228,827
Goodwill and other intangible assets, net	313,780			314,237
Allowance for credit losses	(102,511)			(94,929)
Total assets	$14,428,337			$13,294,356
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$9,051,463	$52,010	2.28%	$8,240,938	$51,994	2.51%
Repurchase agreements	50,051	210	1.66	100,892	740	2.92
Borrowings	56,198	471	3.33	24,670	116	1.87
Total interest-bearing liabilities	9,157,712	$52,691	2.28%	8,366,500	$52,850	2.51%
Noninterest-bearing deposits	3,419,378			3,279,486
Other liabilities	101,268			76,264
Total liabilities	12,678,358			11,722,250
Shareholders’ equity	1,749,979			1,572,096
Total liabilities and shareholders’ equity	$14,428,337			$13,294,346
Net interest income (tax equivalent)		$130,407			$109,737
Rate Analysis:
Interest income/earning assets			5.34%			5.18%
Interest expense/earning assets			(1.54)			(1.68)
Net interest margin			3.80%			3.50%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Includes tax equivalent yield adjustment of approximately $3.41 million and $2.63 million in the third quarters of 2025 and 2024, respectively, using an effective tax rate of 21% for both periods.
(4)
Includes nonaccrual loans.

	Nine-Months Ended September 30,
	2025			2024
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$303,224	$10,086	4.45%	$239,008	$9,838	5.50%
Taxable investment securities (2)	3,512,304	76,816	2.92	3,279,251	59,730	2.43
Tax-exempt investment securities (2)(3)	1,469,158	33,629	3.05	1,419,138	29,266	2.75
Loans (3)(4)	8,083,638	408,113	6.75	7,418,808	372,066	6.70
Total earning assets	13,368,324	$528,644	5.29%	12,356,205	$470,900	5.09%
Cash and due from banks	221,826			230,335
Bank premises and equipment, net	149,614			151,962
Other assets	241,764			240,498
Goodwill and other intangible assets, net	313,865			314,392
Allowance for credit losses	(100,620)			(91,168)
Total assets	$14,194,773			$13,202,224
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$8,953,017	$148,291	2.21%	$8,047,136	$145,661	2.42%
Repurchase agreements	52,801	641	1.62	209,907	5,197	3.31
Borrowings	52,380	1,160	2.96	60,058	1,645	3.66
Total interest-bearing liabilities	9,058,198	$150,092	2.22%	8,317,101	$152,503	2.45%
Noninterest-bearing deposits	3,356,999			3,305,289
Other liabilities	85,148			71,642
Total liabilities	12,500,345			11,694,032
Shareholders’ equity	1,694,428			1,508,192
Total liabilities and shareholders’ equity	$14,194,773			$13,202,224
Net interest income (tax equivalent)		$378,552			$318,397
Rate Analysis:
Interest income/earning assets			5.29%			5.09%
Interest expense/earning assets			(1.50)			(1.65)
Net interest margin			3.79%			3.44%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Includes tax equivalent yield adjustment of approximately $9.03 million and $7.77 million in the first nine months of 2025 and 2024, respectively, using an effective tax rate of 21% for both periods.
(4)
Includes nonaccrual loans.

Noninterest Income. Noninterest income for the third quarter of 2025 was $34.26 million, an increase of $1.90 million, when compared to $32.36 million in the same quarter of 2024. Trust fee income increased to $12.95 million for the third quarter of 2025 compared to $11.69 million for the third quarter of 2024, driven by the increase in market value of trust assets managed to $12.05 billion at September 30, 2025, compared to $10.86 billion at September 30, 2024. Mortgage related income increased to $4.38 million for the third quarter of 2025 compared to $3.36 million in the third quarter of 2024, due to improved origination volume related to lower interest rates and the strategic restructuring of the mortgage lending team.

Noninterest income for the first nine months of 2025 was $97.37 million, an increase of $4.35 million, when compared to $93.01 million in the same period in 2024. Trust fee income increased to $38.35 million for the first nine months of 2025 compared to $34.79 million for the first nine months of 2024 driven by the increase in market value of trust assets managed.

Table 3 - Noninterest Income (dollars in thousands):

	Three-Months Ended September 30,			Nine-Months Ended September 30,
	2025	Increase (Decrease)	2024	2025	Increase (Decrease)	2024
Trust fees	$12,950	$1,256	$11,694	$38,349	$3,562	$34,787
Service charges on deposit accounts	6,447	19	6,428	18,749	66	18,683
Debit card fees	5,333	(195)	5,528	15,519	(45)	15,564
Credit card fees	699	82	617	1,983	63	1,920
Gain on sale and fees on mortgage loans	4,375	1,016	3,359	11,333	1,159	10,174
Net gain (loss) on sale of foreclosed assets	(122)	(92)	(30)	43	131	(88)
Net gain on sale of assets	—	(267)	267	6	(263)	269
Loan recoveries	1,664	305	1,359	3,048	470	2,578
Other:
Check printing fees	33	3	30	90	25	65
Safe deposit rental fees	170	(6)	176	591	(24)	615
Credit life fees	209	(24)	233	903	(19)	922
Brokerage commissions	490	102	388	1,263	36	1,227
Wire transfer fees	466	7	459	1,341	(14)	1,355
Miscellaneous income	1,550	(304)	1,854	4,148	(793)	4,941
Total other	2,918	(222)	3,140	8,336	(789)	9,125
Total Noninterest Income	$34,264	$1,902	$32,362	$97,366	$4,354	$93,012

Noninterest Expense. Total noninterest expense for the third quarter of 2025 was $73.67 million, compared to $66.01 million for the same period of 2024. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio was 44.74% for the third quarter of 2025 compared to 46.45% for the same quarter in 2024.

Salaries, commissions and employee benefits for the third quarter of 2025 totaled $42.61 million, compared to $37.50 million for the same period in 2024. The increase from prior year is primarily a result of increases of $3.12 million in salaries and $1.47 million in officer bonus and incentive accruals related to annualized earnings growth.

All other categories of noninterest expense for the third quarter of 2025 totaled $31.06 million, compared to $28.52 million in the same quarter a year ago. Noninterest expense, excluding salary related costs, for the three-months ended September 30, 2025 increased when compared to the same period in 2024 largely due to increases in software amortization and other operational losses.

Total noninterest expense for the first nine months of 2025 was $215.74 million, compared to $194.97 million for the same period of 2024. Our efficiency ratio was 45.33% for the first nine months of 2025 compared to 47.39% during the same period in 2024.

Salaries, commissions and employee benefits for the first nine months of 2025 totaled $127.32 million, compared to $111.65 million for the same period in 2024. The increase from prior year is primarily a result of merit-based and market driven pay increases, an increase of $1.83 million in profit sharing accruals, and a $1.55 million increase in stock-based compensation. The increase in profit sharing and incentive accruals are directly related to the increase in net income over prior year.

All other categories of noninterest expense for the first nine months of 2025 totaled $88.41 million, compared to $83.31 million in the same period a year ago. Noninterest expense, excluding salary related costs, for the nine-months ended September 30, 2025 increased when compared to the same period in 2024 largely due to an increase in software amortization and expense partially offset by a decrease in legal fees and other related costs.

Table 4 - Noninterest Expense (dollars in thousands):

	Three-Months Ended September 30,			Nine-Months Ended September 30,
	2025	Increase (Decrease)	2024	2025	Increase (Decrease)	2024
Salaries, commissions and incentives (excluding mortgage)	$30,354	$4,116	$26,238	$88,688	$10,920	$77,768
Mortgage salaries and incentives	2,818	444	2,374	7,457	785	6,672
Medical	2,960	225	2,735	8,994	(582)	9,576
Profit sharing	1,924	(311)	2,235	7,650	1,832	5,818
401(k) match expense	1,078	87	991	3,326	360	2,966
Payroll taxes	2,081	224	1,857	6,756	801	5,955
Stock based compensation	1,390	323	1,067	4,451	1,554	2,897
Total salaries and employee benefits	42,605	5,108	37,497	127,322	15,670	111,652
Net occupancy expense	3,545	(193)	3,738	10,865	39	10,826
Equipment expense	2,395	104	2,291	7,194	433	6,761
FDIC insurance premiums	1,635	121	1,514	4,795	(192)	4,987
Debit card expense	3,512	264	3,248	10,193	645	9,548
Professional and service fees	3,000	207	2,793	8,381	364	8,017
Printing, stationery and supplies	456	257	199	1,411	340	1,071
Operational and other losses	1,957	1,002	955	3,217	339	2,878
Software amortization and expense	4,280	568	3,712	12,032	2,157	9,875
Amortization of intangible assets	86	(71)	157	266	(205)	471
Other:
Data processing fees	678	42	636	2,025	176	1,849
Postage	392	(1)	393	1,286	144	1,142
Advertising	744	32	712	2,290	122	2,168
Correspondent bank service charges	220	(4)	224	796	99	697
Telephone	695	(4)	699	1,974	(343)	2,317
Public relations and business development	970	216	754	2,757	540	2,217
Directors’ fees	826	71	755	2,564	404	2,160
Audit and accounting fees	624	(34)	658	1,713	116	1,597
Legal fees and other related costs	244	(752)	996	897	(1,266)	2,163
Regulatory exam fees	267	(3)	270	739	(160)	899
Travel	562	51	511	1,617	268	1,349
Courier expense	411	99	312	1,079	123	956
Other real estate owned	7	(23)	30	36	(27)	63
Other miscellaneous expense	3,555	597	2,958	10,287	985	9,302
Total other	10,195	287	9,908	30,060	1,181	28,879
Total Noninterest Expense	$73,666	$7,654	$66,012	$215,736	$20,771	$194,965

Balance Sheet Review

Loans. The portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. As of September 30, 2025, total loans held-for-investment were $8.24 billion, an increase of $330.53 million, as compared to December 31, 2024.

As compared to year-end 2024 balances, total real estate loans increased $288.47 million, total consumer loans increased $72.69 million, total commercial loans decreased $23.91 million, and agricultural loans decreased $6.72 million. Loans averaged $8.25 billion for the third quarter of 2025, an increase of $605.88 million over the prior year third quarter average balances. Loans averaged $8.08 billion for the first nine months of 2025, an increase of $664.83 million from the prior year nine-month period average balances.

Loan portfolio segments include C&I, Municipal, Agricultural, Construction and Development, Farm, Non-Owner Occupied and Owner Occupied CRE, Residential, Consumer Auto and Consumer Non-Auto. This segmentation allows for a more precise pooling of loans with similar credit risk characteristics and credit monitor procedures for the Company’s calculation of its allowance for credit losses.

Table 5 outlines the composition of the Company’s held-for-investment loans by portfolio segment.

Table 5 - Composition of Loans Held-for-Investment (dollars in thousands):

	September 30,		December 31,
	2025	2024	2024
Commercial:
C&I	$1,174,770	$1,175,774	$1,176,993
Municipal	347,559	333,732	369,246
Total Commercial	1,522,329	1,509,506	1,546,239
Agricultural	88,820	83,269	95,543
Real Estate:
Construction & Development	1,214,649	1,013,810	1,054,603
Farm	322,710	315,720	339,665
Non-Owner Occupied CRE	802,675	825,928	805,566
Owner Occupied CRE	1,119,425	1,086,750	1,083,100
Residential	2,308,708	2,112,196	2,196,767
Total Real Estate	5,768,167	5,354,404	5,479,701
Consumer:
Auto	718,501	618,103	638,560
Non-Auto	145,808	157,909	153,055
Total Consumer	864,309	776,012	791,615
Total	$8,243,625	$7,723,191	$7,913,098

Loans held-for-sale, consisting of secondary market mortgage loans, totaled $26.02 million, $20.11 million, and $8.24 million at September 30, 2025 and 2024, and December 31, 2024, respectively. At September 30, 2025 and 2024, and December 31, 2024, $835 thousand, $3.60 million and $442 thousand, respectively, are valued using the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

Commercial real estate loans (owner and non-owner occupied CRE) represent 23.32% of the Company's total loan portfolio as of September 30, 2025. Non-owner occupied CRE represents $802.68 million, or 9.74%, of the Company's total loan portfolio as of September 30, 2025. The properties securing this portfolio are diverse as to geographic location in Texas as well as industry type. Collateral for CRE loans is located throughout the Company’s markets in central west Texas, the Dallas-Fort Worth metroplex and southeast Texas with less than 3% of properties located outside of the state. The largest concentrations in the CRE portfolio as to type are industrial/manufacturing at approximately 18.90% and multifamily at approximately 7.88% as of September 30, 2025. All additional property CRE portfolio type categories are below the identified concentration levels. Credit underwriting standards are periodically reviewed and adjusted based upon observations from our ongoing monitoring of economic conditions in our lending areas. In response to the current interest rate environment and increases in benchmark rates, the Company has enhanced stress testing and loan review activities to mitigate interest rate reset risk with a specific emphasis on borrowers’ abilities to absorb the impact of higher interest rates on loans.

The following tables summarize maturity information of our loan portfolio as of September 30, 2025. The tables also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

Maturity Distribution and Interest Sensitivity of Loans at September 30, 2025 (dollars in thousands):

Total Loans Held-for-Investment:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$515,718	$530,327	$117,114	$11,611	$1,174,770
Municipal	100,668	62,513	129,975	54,403	347,559
Total Commercial	616,386	592,840	247,089	66,014	1,522,329
Agricultural	70,855	16,280	1,685	—	88,820
Real Estate:
Construction & Development	575,981	241,856	262,665	134,147	1,214,649
Farm	18,165	54,161	156,641	93,743	322,710
Non-Owner Occupied CRE	84,858	297,849	329,851	90,117	802,675
Owner Occupied CRE	40,385	300,126	583,376	195,538	1,119,425
Residential	201,465	153,421	840,713	1,113,109	2,308,708
Total Real Estate	920,854	1,047,413	2,173,246	1,626,654	5,768,167
Consumer:
Auto	6,761	687,759	23,981	—	718,501
Non-Auto	31,797	83,967	26,857	3,187	145,808
Total Consumer	38,558	771,726	50,838	3,187	864,309
Total	$1,646,653	$2,428,259	$2,472,858	$1,695,855	$8,243,625
% of Total Loans	19.97%	29.46%	30.00%	20.57%	100.00%

Loans with fixed interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$78,215	$323,450	$8,180	$—	$409,845
Municipal	65,092	62,189	85,514	18,163	230,958
Total Commercial	143,307	385,639	93,694	18,163	640,803
Agricultural	6,929	10,590	175	—	17,694
Real Estate:
Construction & Development	270,871	55,685	40,379	10,479	377,414
Farm	11,384	45,718	64,581	16,618	138,301
Non-Owner Occupied CRE	52,829	186,141	31,793	4,117	274,880
Owner Occupied CRE	19,928	166,557	17,890	3,636	208,011
Residential	129,573	123,662	474,704	199,719	927,658
Total Real Estate	484,585	577,763	629,347	234,569	1,926,264
Consumer:
Auto	6,761	687,759	23,981	—	718,501
Non-Auto	30,573	83,657	26,424	491	141,145
Total Consumer	37,334	771,416	50,405	491	859,646
Total	$672,155	$1,745,408	$773,621	$253,223	$3,444,407
% of Total Loans	8.15%	21.17%	9.39%	3.07%	41.78%

Loans with variable interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$437,503	$206,877	$108,934	$11,611	$764,925
Municipal	35,576	324	44,461	36,240	116,601
Total Commercial	473,079	207,201	153,395	47,851	881,526
Agricultural	63,926	5,690	1,510	—	71,126
Real Estate:
Construction & Development	305,110	186,171	222,286	123,668	837,235
Farm	6,781	8,443	92,060	77,125	184,409
Non-Owner Occupied CRE	32,029	111,708	298,058	86,000	527,795
Owner Occupied CRE	20,457	133,569	565,486	191,902	911,414
Residential	71,892	29,759	366,009	913,390	1,381,050
Total Real Estate	436,269	469,650	1,543,899	1,392,085	3,841,903
Consumer:
Auto	—	—	—	—	—
Non-Auto	1,224	310	433	2,696	4,663
Total Consumer	1,224	310	433	2,696	4,663
Total	$974,498	$682,851	$1,699,237	$1,442,632	$4,799,218
% of Total Loans	11.82%	8.29%	20.61%	17.50%	58.22%

Of the $4.80 billion of variable interest rate loans shown above, loans totaling $2.37 billion mature or reprice over the next twelve months. Of this amount, approximately $2.07 billion will reprice immediately upon changes in the underlying index rate (primarily U.S. prime rate) with the remaining $303.72 million being subject to floors above or ceilings below the current index.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group, engaged third-parties, as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and foreclosed assets were $58.54 million at September 30, 2025, as compared to $64.42 million at September 30, 2024 and $63.10 million at December 31, 2024. As a percent of loans held-for-investment and foreclosed assets, these assets were 0.71% at September 30, 2025, 0.83% at September 30, 2024, and 0.80% at December 31, 2024. As a percent of total assets, these assets were 0.39% at September 30, 2025, as compared to 0.47% at September 30, 2024 and 0.45% at December 31, 2024, respectively. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at September 30, 2025.

Table 6 – Nonaccrual, Past Due 90 Days or More and Still Accruing, and Foreclosed Assets (dollars in thousands, except percentages):

	September 30,		December 31,
	2025	2024	2024
Nonaccrual loans	$56,394	$63,378	$61,938
Loans still accruing and past due 90 days or more	151	504	287
Total nonperforming loans	56,545	63,882	62,225
Foreclosed assets	1,997	535	871
Total nonperforming assets	$58,542	$64,417	$63,096
As a % of loans held-for-investment and foreclosed assets	0.71%	0.83%	0.80%
As a % of total assets	0.39	0.47	0.45

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

The provision for loan losses of $25.51 million for the three-months ended September 30, 2025 is combined with the reversal of provision for unfunded commitments of $1.07 million and reported in the net aggregate of $24.44 million under the provision for credit losses in the consolidated statements of earnings for the three-months ended September 30, 2025. The provision for loan losses of $30.93 million for the nine-months ended September 30, 2025 is combined with the provision for unfunded commitments of $165 thousand and reported in the net aggregate of $31.10 million under the provision for credit losses in the consolidated statements of earnings for the nine-months ended September 30, 2025.

The provision for loan losses of $5.55 million for the three-months ended September 30, 2024 is combined with the provision for unfunded commitments of $571 thousand and reported in the aggregate of $6.12 million under the provision for credit losses in the consolidated statements of earnings for the three-months ended September 30, 2024. The provision for loan losses of $12.72 million for the nine-months ended September 30, 2024 is combined with the provision for unfunded commitments of $101 thousand and reported in the aggregate of $12.82 million under the provision for credit losses in the consolidated statements of earnings for the nine-months ended September 30, 2024.

As a percent of average loans, annualized net loan charge-offs were 1.07% for the third quarter of 2025, as compared to 0.04% for the third quarter of 2024. As a percent of average loans, annualized net loan charge-offs were 0.39% for the first nine months of 2025 and 0.03% for the first nine months of 2024, respectively. The allowance for credit losses as a percent of loans held-for-investment was 1.29% as of September 30, 2025, as compared to 1.29% for September 30, 2024 and 1.24% for December 31, 2024, respectively. This quarter was impacted by a $21.55 million credit loss believed to be due to fraudulent activity associated with a commercial borrower. We have reviewed our portfolio to look for systematic issues and believe this to be isolated. We have initiated legal action and are continuing to work with law enforcement. Despite this setback, our core earnings trends remain positive, with year-to-date earnings growth of nearly 12% compared to 2024.

Table 7 - Loan Loss Experience and Allowance for Credit Losses (dollars in thousands, except percentages):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2025	2024	2025	2024
Allowance for credit losses at period-end	$105,958	$99,936	$105,958	$99,936
Loans held-for-investment at period-end	8,243,625	7,723,191	8,243,625	7,723,191
Average loans for period	8,249,113	7,643,238	8,083,638	7,418,808
Net charge-offs (recoveries)/average loans (annualized)	1.07%	0.04%	0.39%	0.03%
Allowance for loan losses/period-end loans held-for-investment	1.29%	1.29%	1.29%	1.29%
Allowance for loan losses/nonaccrual loans and past due 90 days still accruing	187.39%	156.44%	187.39%	156.44%

Interest-Bearing Demand Deposits in Banks. The Company had interest-bearing deposits in banks of $401.58 million at September 30, 2025 compared to $287.48 million at September 30, 2024 and $503.42 million at December 31, 2024, respectively. At September 30, 2025, interest-bearing deposits in banks included $369.57 million maintained at the Federal Reserve Bank of Dallas and $32.01 million on deposit with the FHLB.

Available-for-Sale Securities. At September 30, 2025, securities with a fair value of $5.26 billion were classified as securities available-for-sale. As compared to December 31, 2024, the available-for-sale portfolio at September 30, 2025 reflected (i) an increase of $526.70 million in mortgage-backed securities, (ii) an increase of $293.67 million in obligations of states and political subdivisions, (iii) a decrease of $171.59 million in U.S. Treasury securities, and (iv) a decrease of $5.72 million in corporate bonds and other securities. Fluctuations in the available-for-sale securities portfolio balances were primarily driven by purchases and calls or maturities, and changes in unrealized losses during the first nine months of 2025. Our mortgage related securities are backed by GNMA, FNMA or FHLMC, or are collateralized by securities backed by these agencies.

See the below table and Note 2 to the Consolidated Financial Statements (unaudited) for additional disclosures relating to the maturities and fair values of the investment portfolio at September 30, 2025 and 2024, and December 31, 2024.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at September 30, 2025 (dollars in thousands, except percentages):

	Maturing by Contractual Maturity
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$101,970	1.53%	$—	—%	$—	—%	$—	—%	$101,970	1.53%
Obligations of states and political subdivisions	62,073	4.14	584,584	2.62	575,582	4.18	511,672	2.73	1,733,911	3.23
Corporate bonds and other securities	31,493	2.22	68,453	2.38	—	—	—	—	99,946	2.33
Mortgage-backed securities	28,409	2.57	1,730,083	3.10	1,390,646	2.81	175,848	2.49	3,324,986	2.95
Total	$223,945	2.48%	$2,383,120	2.96%	$1,966,228	3.21%	$687,520	2.67%	$5,260,813	3.00%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 21%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.

As of September 30, 2025, the investment portfolio had an overall tax equivalent yield of 3.00%, a weighted average life of 6.68 and modified duration of 5.53 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $12.85 billion as of September 30, 2025, as compared to $11.76 billion as of September 30, 2024 and $12.10 billion as of December 31, 2024.

Table 9 provides a breakdown of average deposits and rates paid over the three and nine month periods ended September 30, 2025 and 2024, respectively.

Table 9 - Composition of Average Deposits (dollars in thousands, except percentages):

	For the Three-Months Ended September 30,
	2025		2024
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,419,378	—%	$3,279,486	—%
Interest-bearing deposits:
Interest-bearing checking	4,531,205	2.13	4,121,102	2.36
Savings and money market accounts	3,633,808	2.27	3,130,492	2.30
Time deposits under $250,000	559,783	3.02	612,459	3.67
Time deposits of $250,000 or more	326,667	3.28	376,885	4.01
Total interest-bearing deposits	9,051,463	2.28%	8,240,938	2.51%
Total average deposits	$12,470,841		$11,520,424
Total cost of deposits		1.65%		1.80%

	For the Nine-Months Ended September 30,
	2025		2024
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,356,999	—%	$3,305,289	—%
Interest-bearing deposits:
Interest-bearing checking	4,570,115	2.13	4,001,909	2.24
Savings and money market accounts	3,484,177	2.08	3,089,625	2.23
Time deposits under $250,000	560,825	3.09	600,550	3.61
Time deposits of $250,000 or more	337,900	3.34	355,052	3.96
Total interest-bearing deposits	8,953,017	2.21%	8,047,136	2.42%
Total average deposits	$12,310,016		$11,352,425
Total cost of deposits		1.61%		1.71%

The estimated amount of uninsured and uncollateralized deposits including related accrued and unpaid interest is approximately $3.96 billion as of September 30, 2025.

Borrowings. Included in borrowings were federal funds purchased, advances from the FHLB and other borrowings of $21.96 million, $25.98 million and $135.60 million at September 30, 2025 and 2024, and December 31, 2024, respectively. The average balance of federal funds purchased, advances from the FHLB and other borrowings were $56.20 million and $24.67 million in the third quarters of 2025 and 2024, respectively. The weighted average interest rates paid on these borrowings were 3.33% and 1.87% for the third quarters of 2025 and 2024, respectively. The average balance of federal funds purchased, advances from the FHLB and other borrowings were $52.38 million and $60.06 million in the first nine months of 2025 and 2024, respectively. The weighted average interest rates paid on these borrowings were 2.96% and 3.66% for the first nine months of 2025 and 2024, respectively.

Repurchase Agreements. Securities sold under repurchase agreements of $50.65 million, $57.56 million and $61.42 million at September 30, 2025 and 2024, and December 31, 2024, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowings. The average balances of securities sold under repurchase agreements were $50.05 million and $100.89 million for the third quarters of 2025 and 2024, respectively. The average rates paid on securities sold under repurchase agreements were 1.66% and 2.92% for the third quarters of 2025 and 2024, respectively. The average balances of securities sold under repurchase agreements were $52.80 million and $209.91 million for the first nine months of 2025 and 2024, respectively. The average rates paid on securities sold under repurchase agreements were 1.62% and 3.31% for the first nine months of 2025 and 2024, respectively. The average balances of securities sold under repurchase agreements has decreased from the prior year as customers have moved funds to IntraFi deposit accounts.

Deposits and repurchase agreements totaled $12.90 billion at September 30, 2025, compared to $11.81 billion at September 30, 2024. During the third quarter of 2025, core deposits and repurchase agreements grew $250.45 million, or 7.95% annualized, when compared to June 30, 2025, balances. We also held $150.00 million of ICS one-way deposits as of September 30, 2025, that we were able to obtain at an attractive rate. No ICS one-way deposits were outstanding at June 30, 2025.

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

	Percentage change in net interest income:
Change in interest rates:	September 30,		December 31,
(in basis points)	2025	2024	2024
+400	2.72%	1.13%	0.92%
+300	2.12%	0.86%	0.70%
+200	1.65%	0.84%	0.64%
+100	1.01%	0.57%	0.42%
-100	(0.69)%	(3.32)%	(3.08)%
-200	(1.50)%	(7.00)%	(6.50)%
-300	(2.16)%	(9.19)%	(8.10)%
-400	(2.10)%	(9.51)%	(7.42)%

The results for the net interest income simulations as of September 30, 2025 and 2024, and December 31, 2024 resulted in an asset sensitive position. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability management committee oversees and monitors this risk.

The fair value of our investment securities classified as available-for-sale totaled $5.26 billion at September 30, 2025. During the nine months ended September 30, 2025, the corresponding unrealized loss before taxes on the portfolio of $537.55 million at December 31, 2024, changed to an unrealized loss before taxes of $390.96 million at September 30, 2025, which is recorded net of taxes in accumulated other comprehensive earnings (loss) in shareholders' equity. The unrealized gains or losses, net of taxes, on the portfolio are excluded from the calculation of all regulatory capital ratios. The changes in the fair value were driven by changes in interest rates based on expected actions by the Federal Reserve Board and other market conditions. The overall valuation of the portfolio is most correlated to the 5-year U.S. Treasury rates based on the composition and duration of the portfolio. At September 30, 2025, the 5-year U.S. Treasury rate was 3.73% compared to 4.39% at December 31, 2024, representing a 66 basis point decrease during the first nine months of 2025. As of September 30, 2025, an increase of 100 basis points in the 5-year U.S. Treasury rate would result in an increase to unrealized losses by approximately $224.41 million before taxes, while a 100 basis point decrease in the same rate would result in a decrease to unrealized losses by approximately $258.66 million before taxes. We believe that we have the ability to hold these securities to maturity based on our overall liquidity and intent to hold the portfolio.

Capital and Liquidity

Capital. We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $1.83 billion, or 12.33% of total assets at September 30, 2025, as compared to $1.66 billion, or 12.24% of total assets at September 30, 2024, and $1.61 billion, or 11.49% of total assets at December 31, 2024. Included in shareholders' equity at September 30, 2025, and 2024, and December 31, 2024 were $308.58 million, $329.82 million and $424.29 million, respectively, in unrealized losses on investment securities available-for-sale, net of related income taxes, although such amount is excluded from and does not impact regulatory capital. For the third quarter of 2025, total shareholders' equity averaged $1.75 billion, or 12.13% of average assets, as compared to $1.57 billion, or 11.83% of average assets, during the same period in 2024. For the first nine months of 2025, total shareholders’ equity averaged $1.69 billion, or 11.94% of average assets, as compared to $1.51 billion or 11.42% of average assets, during the same period in 2024.

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

As of September 30, 2025 and 2024, and December 31, 2024, we had a total risk-based capital ratio of 20.21%, 20.03% and 20.00%, a Tier 1 capital to risk-weighted assets ratio of 19.02%, 18.83% and 18.83%, a common equity Tier 1 to risk-weighted assets ratio of 19.02%, 18.83% and 18.83% and a Tier 1 leverage ratio of 12.68%, 12.53% and 12.49%, respectively. The regulatory capital ratios as of September 30, 2025 and 2024, and December 31, 2024 were calculated under Basel III rules.

The regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of September 30, 2025:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,954,546	20.21%	$1,015,473	10.50%	$967,117	10.00%
First Financial Bank	$1,794,594	18.61%	$1,012,423	10.50%	$964,212	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,839,745	19.02%	$822,050	8.50%	$580,270	6.00%
First Financial Bank	$1,679,793	17.42%	$819,581	8.50%	$771,370	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,839,745	19.02%	$676,982	7.00%	$—	N/A
First Financial Bank	$1,679,793	17.42%	$674,949	7.00%	$626,738	6.50%
Leverage Ratio:
Consolidated	$1,839,745	12.68%	$386,847	4.00%	$—	N/A
First Financial Bank	$1,679,793	11.62%	$385,685	4.00%	$482,106	5.00%

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of September 30, 2024:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,799,947	20.03%	$943,527	10.50%	$898,598	10.00%
First Financial Bank	$1,650,389	18.42%	$941,026	10.50%	$896,215	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,692,008	18.83%	$763,808	8.50%	$539,159	6.00%
First Financial Bank	$1,542,450	17.21%	$761,783	8.50%	$716,972	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,692,008	18.83%	$629,018	7.00%	$—	N/A
First Financial Bank	$1,542,450	17.21%	$627,351	7.00%	$582,540	6.50%
Leverage Ratio:
Consolidated	$1,692,008	12.53%	$359,439	4.00%	$—	N/A
First Financial Bank	$1,542,450	11.48%	$358,486	4.00%	$448,108	5.00%

	Actual		Minimum Capital Required Basel III		Required to be Considered Well- Capitalized
As of December 31, 2024:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,838,118	20.00%	$965,103	10.50%	$919,146	10.00%
First Financial Bank	$1,698,590	18.53%	$962,524	10.50%	$916,689	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,731,116	18.83%	$781,274	8.50%	$551,487	6.00%
First Financial Bank	$1,591,588	17.36%	$779,186	8.50%	$733,351	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,731,116	18.83%	$643,402	7.00%	$—	N/A
First Financial Bank	$1,591,588	17.36%	$641,682	7.00%	$595,848	6.50%
Leverage Ratio:
Consolidated	$1,731,116	12.49%	$367,658	4.00%	$—	N/A
First Financial Bank	$1,591,588	11.53%	$366,676	4.00%	$458,345	5.00%

In connection with the adoption of the Basel III regulatory capital framework, our subsidiary bank made the election to continue to exclude accumulated other comprehensive income from available-for-sale securities (“AOCI”) from capital in connection with its quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

Liquidity. Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable, or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and other borrowings (see below) and an unfunded $50.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2027 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $175.00 million. At September 30, 2025, there were no amounts drawn on these lines of credit. Our subsidiary bank also has (i) an available line of credit with the FHLB totaling $2.07 billion at September 30, 2025, secured by portions of our loan portfolio and certain investment securities, and (ii) access to approximately $1.97 billion at the Federal Reserve Bank of Dallas discount window lending program secured by portions of certain investment securities and portions of our loan portfolio. At September 30, 2025, there was $817.00 million used on the FHLB line advance for undisbursed commitments (letters of credit) used to secure public funds.

The Company renewed and amended its loan agreement, effective June 30, 2025, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $50.00 million on a revolving line of credit. Prior to June 30, 2027, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2027. If a balance exists at June 30, 2027, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at The Wall Street Journal Prime Rate. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 36% (low) in 2021 and 2020 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at September 30, 2025. There was no outstanding balance under the line of credit as of September 30, 2025.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $125.14 million at September 30, 2025, investment securities which totaled $1.13 million at September 30, 2025 and mature over 4 to 5 years, available dividends from our subsidiaries which totaled $331.90 million at September 30, 2025, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of September 30, 2025, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. We are monitoring closely the impact to the financial system due to the past failures of several banks. Given the diversified core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

Off-Balance Sheet (“OBS”)/Reserve for Unfunded Commitments. We are a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our consolidated balance sheets. At September 30, 2025, the Company’s reserve for unfunded commitments totaled $8.84 million which is recorded in other liabilities.

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

Table 10 – Commitments as of September 30, 2025 and 2024 (dollars in thousands):

	Total Notional Amounts Committed
	September 30,
	2025	2024
Unfunded lines of credit	$1,267,462	$1,279,108
Unfunded commitments to extend credit	1,037,929	761,150
Standby letters of credit	62,988	49,683
Total commercial commitments	$2,368,379	$2,089,941

We believe we have no other OBS arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements. The above table does not include balances related to the Company’s forward mortgage-backed security trades. Total commercial commitments were $2.37 billion at September 30, 2025, compared to $2.09 billion at September 30, 2024, and $2.17 billion at December 31, 2024.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At September 30, 2025, $331.90 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $106.20 million and $40.50 million for the nine-months ended September 30, 2025 and 2024, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 35% to 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 44.51% and 47.89% of net earnings for the first nine months of 2025 and 2024, respectively. Given our current capital position, projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

Our bank subsidiary, which was a national banking association until April 22, 2024 when it converted to a Texas banking association, and a member of the Federal Reserve System, was required by federal law to obtain the prior approval of the OCC to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (i) such bank’s net profits (as defined and interpreted by regulation) for that year plus (ii) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus.

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

Item 4. Controls and Procedures.

As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

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

FIRST FINANCIAL BANKSHARES, INC.
Date: November 7, 2025	By:	/s/ F. Scott Dueser
F. Scott Dueser
Chairman of the Board and Chief Executive Officer

Date: November 7, 2025	By:	/s/ Michelle S. Hickox
Michelle S. Hickox
Executive Vice President and Chief Financial Officer