Form 10-K
period 2025-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2026-02-25
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $4.96 billion.

As of February 25, 2026, there were 143,228,602 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III is incorporated by reference to the proxy statement for our 2026 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025.

FIRST FINANCIAL BANKSHARES, INC.

FORM 10-K

For the Year Ended December 31, 2025

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
•
government intervention in the U.S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau (“CFPB”), the Inflation Reduction Act of 2022, the capital ratios of Basel III as adopted by the federal banking authorities, the Tax Cuts and Jobs Act, and the One Big Beautiful Bill Act;
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

General

First Financial Bankshares, Inc., a Texas corporation (the “Company”), is a financial holding company registered under the Bank Holding Company Act of 1956, as amended, or BHCA. As such, we are supervised by the Federal Reserve Board, as well as several other bank regulators. We were formed as a bank holding company in 1956 under the original name F & M Operating Company, but our banking operations date back to 1890, when Farmers and Merchants National Bank opened for business in Abilene, Texas. As of December 31, 2025, our wholly-owned subsidiaries, all of which are headquartered in Abilene, Texas, were:

•
First Financial Bank;
•
First Technology Services, Inc., a wholly-owned subsidiary of First Financial Bank;
•
FFB Investment Paris Fund, LLC, a wholly-owned subsidiary of First Financial Bank;
•
FFB Portfolio Management, Inc., a wholly-owned subsidiary of First Financial Bank;
•
First Financial Trust & Asset Management Company; and
•
First Financial Insurance Agency, Inc.

Through our subsidiaries, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of December 31, 2025, we had 79 financial centers across Texas, with ten locations in Abilene, five locations in Bryan/College Station, three locations in Weatherford, two locations in Cleburne, Conroe, San Angelo, Stephenville, and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Cut and Shoot, Decatur, Eastland, El Campo, Fort Worth, Franklin, Fulshear, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Kingwood, Lumberton, Magnolia, Mauriceville, Merkel, Midlothian, Mineral Wells, Montgomery, Moran, New Waverly, Newton, Odessa, Orange, Palacios, Port Arthur, Ranger, Rising Star, Roby, Southlake, Spring, Sweetwater, Tomball, Trent, Trophy Club, Vidor, Waxahachie, Willis and Willow Park. Additionally, we operate mortgage loan offices in Austin and Addison, as well as Trust offices in Abilene, Beaumont, Bryan/College Station, Fort Worth, Houston, Odessa, San Angelo, Stephenville and Sweetwater.

Even though we operate in a growing number of Texas markets, we continue to believe that decisions are best made at the local level. Although we consolidated our bank charters into one charter in 2012, we continue to regionally manage our operations with local advisory boards of directors, local regional presidents and local decision-making processes. We have consolidated substantially all of the non-customer facing operations, such as managing investment securities, accounting, check processing, compliance and credit administration, risk management, treasury management, marketing, customer contact center, technology, training and human resources, which improved our efficiency and allows the regions to concentrate on serving the banking needs of their local communities.

We have chosen to keep our Company focused on the State of Texas, one of the nation’s largest, fastest-growing and most economically diverse states. With approximately 31.7 million residents as of December 31, 2024, Texas has more people than any other state except California. The population of Texas grew 17.60% from 2014-2024 according to the U.S. Census Bureau. Many of the communities in which we operate are also experiencing positive growth as shown below:

Population Growth 2014-2024 by City and County*

Bridgeport and Wise County	31.7%	Fort Worth and Tarrant County	14.6%
Bryan/College Station and Brazos County	19.5%	Granbury and Hood County	28.5%
Cleburne and Johnson County	34.3%	Stephenville and Erath County	9.8%
Conroe and Montgomery County	45.0%	Weatherford, Willow Park, Aledo and Parker County	47.1%
*Source: U. S. Census Bureau

These economies include dynamic centers of higher education, agriculture, wind energy and natural resources, retail, military, technology, healthcare, tourism, retirement living, manufacturing and distribution, lumber and fishing.

We believe our community approach to doing business works best for us in small and mid-size markets, where we can play a prominent role in the economic, civic and cultural life of the community. Our goal is to serve these communities well and to benefit from the growth as these markets continue to expand. In many instances, banking competition is less intense in smaller markets, making it easier for us to operate rationally and attract and retain high-caliber employees who prefer not only our community-bank concept but the high quality of life in smaller cities.

Over the years, we have grown in three ways: by growing organically, by opening new branch locations and by acquiring other banks. Since 1997, we have completed fourteen bank acquisitions and have increased our total assets from $1.57 billion to $15.45 billion as of December 31, 2025. Looking ahead, we intend to continue to grow organically by serving the needs of our customers and putting them first in all of our decisions. We continually evaluate branch locations in our current communities as well as new markets and we remain interested in pursuing opportunities to acquire high quality banks in the future.

When considering banks for acquisition, the subject bank generally needs to be well managed and profitable and align with our corporate culture. We have traditionally served rural and suburban communities and seek to enter growing communities consistent with our legacy markets. Generally we focus on non-metropolitan markets, either around Dallas/Fort Worth, Houston, San Antonio or Austin or along the Interstate 35, 45, 10 and 20 corridors in Texas as well as in East Texas and the Texas Hill Country area. Banks between $1.0 billion and $5.0 billion in asset size fit our “sweet spot” for acquisition, but we would consider banks that are larger or that are in other areas of Texas if we believe they would be a cultural and financial fit for our Company.

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

In particular, we assist our subsidiaries with, among other things, decisions concerning major capital expenditures, insurance, finance and accounting, strategic planning, employee benefits, including retirement plans and group medical coverage, dividend policies, capital planning, and appointment of officers and directors, including advisory directors, and their compensation. We also perform, through corporate staff groups or by outsourcing to third-parties, oversight of our subsidiaries. We provide advice and specialized services for our bank regions related to lending, investing, purchasing, advertising, public relations, and technology services.

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

We also provide full-service trust and wealth management activities through our trust company, First Financial Trust & Asset Management Company. Our trust company has nine locations, which are all located in Texas in Abilene, Beaumont, Bryan/College Station, Fort Worth, Houston, Odessa, San Angelo, Stephenville, and Sweetwater. Through our trust company, we offer personal trust services, which include wealth management, the administration of estates, oil and gas management, farm and ranch, property management, testamentary trusts, revocable and irrevocable trusts and agency accounts. We also administer all types of retirement and employee benefit accounts, which include 401(k) profit sharing plans and IRAs. The Company has been providing trust services since 1927.

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

Human Capital

We operate as a community bank offering a wide range of commercial banking and related services to consumers, small businesses, corporations, non-profits, governmental entities, and others. A cornerstone of our operating model is based on personal relationships with our customers. Therefore, our model is heavily dependent on our personnel to execute our strategy within each region supported by our lines of business and operational support areas within the Company. Our executive leadership is critical to the success of our Company as each executive participates in developing our corporate strategy, policy setting, and oversight of each of their respective operating areas. The executive officers have significant banking experience and/or tenure with the Company, including our Executive Chairman, who has spent over forty-nine years with the Company, and our recently appointed President and CEO, who has tenure with the Company of twenty-two years. Our regional operating philosophy is heavily dependent on our Regional CEOs/Presidents who drive the daily execution of our strategy, customer service delivery, and local decision-making, across our eight regions. On average, our thirteen Regional or Divisional CEOs and Presidents have approximately twenty-seven years of banking experience and fifteen years of service with the Company.

On December 31, 2025, the Company employed approximately 1,600 employees. Approximately 1,500 were full-time and 100 were part-time. Our management believes that our employee relations have been and will continue to be good. None of our employees are represented by collective bargaining agreements.

We seek to attract the best bankers in the markets we serve as well as key managers and associates to serve and build relationships with our customers. On a day-to-day basis, these associates execute on our “Excellence in Customer Service” culture, including our 21 Non-Negotiables of Customer Service, which were developed by management with the assistance of Horst Schulze, the founder of The Ritz Carlton Hotel Company and an independent consultant to the Company for the last seven years. Initially, each new associate attends New Employee Orientation to gain an understanding of our culture, including our customer service approach, our organization, and our operating and other policies. From there, associates also receive specific training for their applicable area of service.

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

We celebrate our diverse and inclusive workplace as it brings new ideas, perspectives, and ways to enhance our overall customer and employee experience. Of our Regional and Divisional CEO/Presidents, three are women. To properly serve our diverse customer base and communities, 69% of our employees are female and 48% of our employees are minorities, veterans and/or self-identify as disabled.

The Company provides, in addition to competitive salaries, either at the Company’s expense or through employee deductions, benefits to its associates to help protect their health and well-being, including athletic club membership, medical, dental, vision, employee assistance, short and long-term disability, life insurance, and paid time off (vacation, holidays and sick time). Additionally, through our 401(k) retirement benefits, and profit-sharing contributions (which also contains an employee stock ownership plan, or ESOP feature), the Company facilitates its associate’s future financial well-being. These benefits when combined with incentive compensation programs, both cash and equity based, serve as rewards for performance but also as a retention vehicle for our employee base. The Company has strong relationships with its employee base leading to an average tenure of approximately six years with the Company (including its predecessor banks). During 2025 and 2024, the Company incurred expenses totaling $35.23 million and $30.00 million, respectively, for these benefits.

Understanding and supporting our communities has been a critical part of our Company’s success. We strive every day to improve the quality of life in every community that we serve. We support schools, cities, counties and churches with the latest in financial services, as well as our time and money. We provide leadership to our local nonprofits and churches by being on their boards, volunteering to raise money, as well as helping them provide services. In many cases, our employees chair their boards, raises and contribute funds and give of their time freely. In addition to our continuous involvement, we perform an annual Company-wide day of service to help improve the communities in which we live and serve. In 2025, this amounted to approximately 6,000 hours of community service across our footprint.

Overall, the attraction, development and retention of our executives, regional presidents and associates are integral to the performance of our Company, which ultimately drives value to our shareholders in the form of dividends and price appreciation of our common stock. Accordingly, our Board of Directors participates in the oversight of our employment practices and policies, through the Compensation Committee. Our board sets the overall “tone at the top” and holds executive management accountable for embodying, maintaining, and communicating our culture to employees. Currently, our board is comprised of thirteen members, including one Hispanic, one African-American and two females.

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

We elected to become a financial holding company in September 2001. As a financial holding company, we have broad discretion to affiliate with securities firms and insurance companies, provide merchant banking services, and engage in other activities that the Federal Reserve Board has deemed financial in nature. In order to continue as a financial holding company, our subsidiary bank must continue to be well-capitalized, well-managed and provide fair access to financial products and services. Depending on the types of financial activities that we may elect to engage in, under the Gramm-Leach-Bliley Act’s functional regulation principles, we may become subject to supervision by additional government agencies. The election to be treated as a financial holding company increases our ability to offer financial products and services that historically we were either unable to provide or were only able to provide on a limited basis. As a result, we face increased competition in the markets for any new financial products and services that we may offer. Likewise, an increased amount of consolidation among banks and securities firms or banks and insurance firms could result in a growing number of large financial institutions that could compete aggressively with us.

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

First Financial Bank is a Texas banking association and organized under Texas laws. As a Texas banking association, First Financial Bank is subject to regulation and examination by the Texas Department of Banking and the Federal Reserve Board. As a result, the Texas Department of Banking and the Federal Reserve Board supervise, regulate and regularly examine the following subsidiaries:

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

Our subsidiary bank must pay deposit insurance assessments (or premiums) to the FDIC under a risk-based assessment system for this federal deposit insurance protection. FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. In addition, the FDIC can impose special assessments to cover shortages in the DIF and has imposed special assessments in the past. In the fourth quarter of 2023, and first quarter of 2024, the FDIC imposed a special assessment to a total of $2.06 million to our Bank in response to the FDIC-insured financial institutions that failed in March 2023. The special assessment was accrued and expensed at the time it was imposed and is being paid over ten quarters beginning in the second quarter of 2024. In December 2025, based upon the first six quarterly collections of the special assessment and anticipated collections for the seventh quarterly special assessment, the FDIC issued an interim final rule to amend the collection of the special assessment to reduce the eighth quarterly assessment rate from 3.36 basis points to 2.97 basis points. Because the cumulative amount collected through the initial eight quarter special assessment period is projected to equal the FDIC's loss estimate, the additional two quarter extend assessment period was removed. The interim final run also requires the FDIC to provide an offset to regular deposit insurance assessments for institutions subject to the special assessment if the aggregate amount collected exceeds estimated losses following the resolution of pending litigation, and again following the termination of the receiverships. As provided for in the special assessment rule, if losses as the termination of the receiverships exceeds the amount collected, the FDIC will implement a one-time final shortfall special assessment to ensure the full amount of actual losses is recovered as required by law. The extent to which any such future offsets or a future one-time shortfall special assessment will impact our future deposit insurance expense is currently uncertain.

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

Payment of Dividends

We are a legal entity separate and distinct from our banking and other subsidiaries. We receive most of our revenue from dividends paid to us by our bank and trust company subsidiaries. Described below are some of the laws and regulations that apply when either we or our subsidiaries pay dividends.

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

Our subsidiaries paid aggregate dividends to the Company of $149.40 million in 2025 and $55.50 million in 2024. Under the dividend restrictions discussed above, as of December 31, 2025, our subsidiaries could have declared in the aggregate additional dividends of $366.54 million from retained net profits, without obtaining regulatory approvals.

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

Capital

We and our bank subsidiary are each required to comply with applicable capital adequacy standards established by the Federal Reserve Board and the Texas Department of Banking, respectively. The current risk-based capital standards applicable to us and our bank subsidiary are based on the December 2010 final capital framework for strengthening international capital standards of the Basel Committee on Banking Supervision (the “Basel III Rules”).

The Basel III Rules established three components of regulatory capital: (1) common equity tier 1 capital (“CET1”), (2) additional tier 1 capital, and (3) total capital. Tier 1 capital is the sum of CET1 and additional tier 1 capital instruments meeting certain revised requirements. Total capital is the sum of tier 1 capital and tier 2 capital elements. Under the Basel III Rules, for most banking organizations, the most common form of additional tier 1 capital is non-cumulative perpetual preferred stock, and the most common form of tier 2 capital is subordinated notes and a portion of the allocation for credit losses, in each case, subject to the Basel III Rules’ specific requirements. As of December 31, 2025, we do not have any non-cumulative perpetual preferred stock or subordinated notes. CET1, tier 1 capital, and total capital serve as the numerators for three prescribed regulatory capital ratios. Risk-weighted assets, calculated using the standardized approach in the Basel III Rules for us and our subsidiary bank, provide the denominator for such ratios. There is also a leverage capital ratio that compares tier 1 capital to average total assets.

Pursuant to the Basel III Rules, the effects of certain accumulated other comprehensive income or loss (“AOCI”) items are not excluded; however, “non-advanced approaches banking organizations,” including us and our subsidiary bank, were permitted to make a one-time permanent election to continue to exclude these items. The Company made its one-time, permanent election to continue to exclude AOCI from capital in its filing with the applicable federal banking regulators for the quarter ended March 31, 2015. If the Company would not have made this election, unrealized gains and losses would have been included in the calculation of its regulatory capital. The Basel III Rules also preclude certain hybrid securities, such as trust preferred securities issued prior to May 19, 2010, from inclusion in our tier 1 capital, subject to grandfathering in the case of companies, such as us, that had less than $15 billion in total consolidated assets as of December 31, 2009.

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

As of December 31, 2025, we had a total risk-based capital ratio of 21.17%, a tier 1 capital to risk-weighted asset ratio of 19.99%, a CET1 to risk-weighted assets ratio of 19.99% and a leverage ratio of 12.55%. These regulatory capital ratios were calculated under the Basel III Rules.

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

Under current regulations, our subsidiary bank was “well capitalized” as of December 31, 2025.

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

In October 2025, the FDIC and OCC issued a proposed rule that would define the term "unsafe or unsound practice" for purposes of their enforcement powers under the FDIA. The proposed definition would focus on whether the practice is likely to materially harm, or already has materially harmed, the financial condition of an institution. The Federal Reserve has not issued a similar proposal.

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

Community Reinvestment Act of 1977

The Community Reinvestment Act of 1977, or CRA, subjects a bank to regulatory assessment to determine if the institution meets the credit needs of its entire community, including low-and moderate-income neighborhoods served by the bank, and to take that determination into account in its evaluation of any application made by such bank for, among other things, approval of the acquisition or establishment of a branch or other depository facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The regulatory authority prepares a written evaluation of an institution’s record of meeting the credit needs of its entire community and assigns a rating. These ratings are “Outstanding,” “Satisfactory,” “Needs Improvement” and “Substantial Noncompliance.” Institutions with ratings lower than “Satisfactory” may be restricted from engaging in the aforementioned activities. We believe our subsidiary bank meets the credit needs of the communities in which it operates. Our subsidiary bank received a “Outstanding” rating in its most recent assessment of its performance under the CRA by the Federal Reserve Board.

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

In addition, Section 956 of the Dodd-Frank Act required certain regulators (including the FDIC, Securities and Exchanges Commission (“SEC”) and Federal Reserve Board) to adopt requirements or guidelines prohibiting excessive compensation. In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the NYSE, to implement listing standards that require listed companies to adopt policies mandating the recovery of "clawback" of excessive incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The NYSE's listing standards pursuant to the SEC's rule became effective on October 2, 2023. We adopted a compensation recovery policy pursuant to the NYSE listing standards on October 23, 2018. The policy is included as Exhibit 97.1 to this Form 10-K.

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

In October 2024, the CFPB issued a final rule that requires a provider of payment accounts or products, such as a bank, to make data available to consumers, free upon request, regarding the products or services they obtain from the provider. Any such data available to third parties, with the consumer's express authorization and through an interface that satisfies formatting, performance, and security standards, for the purposes of such third parties providing the consumer with financial products or services requested by the consumer. Data required to be made available under the rule includes transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification.

During 2025, the CFPB reduced its staff by over 80%. The reduction in force is the subject of litigation, and the staffing cuts are currently stayed pending the federal circuit court's en banc rehearing of the case. The impact of these developments on banking organizations subject to the CFPB regulation and supervision, including us, is uncertain. States and state attorneys general may increase regulatory, investigative and enforcement activity with respect to consumer protection, in response to changes in regulation, supervision and enforcement of consumer protection laws by federal regulators.

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

Fair Access to Financial Services

In recent years, certain states have enacted, or have proposed to enact, statutes, regulations or policies that prohibit financial institutions from denying or canceling products or services to a person or business, or otherwise discriminating against a person or business, or otherwise discriminating against a person in making available products or services, on the basis of certain social or political factors or other activities. In August 2025, President Trump signed Executive Order 14331, "Guaranteeing Fair Banking Access for All Americans," which states that it is the policy of the United States that no American should be denied access to financial services because of their constitutionally or statutorily protected beliefs, affiliations, or political views. The Executive Order directs the Treasury Secretary and federal banking regulators to address politicized or unlawful debanking activities.

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
•
requirement that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. On June 29, 2011, the Federal Reserve Board set the interchange rate cap at $0.21 per transaction and 5 basis points multiplied by the value of the transaction. The restrictions on interchange fees apply to banks that, together with their affiliates, have assets of $10 billion or more; however, on November 20, 2020, the federal bank regulatory agencies announced an interim final rule that provides temporary relief for certain community banking organizations had crossed the threshold as of December 31, 2020 if they had less than $10 billion in assets as of December 31, 2019. Under the interim final rule, these banks generally had until 2022 to either reduce their size to below $10 billion in assets, or to prepare for the regulatory and reporting standards under the Dodd Frank Act. The Company has continued to exceed $10 billion in assets and as such, the restrictions became effective July 1, 2022. In August 2025, the U.S. District Court for the District of North Dakota ruled to vacate the Federal Reserve's current interchange rules but simultaneously stayed its own vacatur pending appeal to the circuit court. The outcome of this litigation could significantly and adversely affect the fees banks can charge on debit card transactions; and
•
restrictions under the Volcker Rule of the Company’s ability to engage in proprietary trading and to invest in, sponsor and engage in certain types of transactions with certain private funds. The Company initially had until July 15, 2015 to fully conform to the Volcker Rules restrictions. In 2018, banks smaller than $10 billion in assets were provided with an exception to the Volcker Rule. However, the Company is now subject to the Volcker Rule now that it has exceeded $10 billion in assets.

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

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. You may obtain copies of our filings on the SEC website. Our website is https://www.ffin.com. You may also obtain copies of our annual, quarterly and special reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, free of charge from our website. These documents are posted to our web site after we have filed them with the SEC. Our corporate governance guidelines, including our code of conduct applicable to all our employees, officers and directors, as well as the charters of our audit, compensation, executive, nominating, and risk committees, are available at www.ffin.com. The foregoing information is also available in print to any shareholder who requests it. Except as explicitly provided, information on any web site is not incorporated into this Form 10-K or our other securities filings and is not a part of them.

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

After an extended period at a target rate of 0-0.25%, the Federal Reserve Board began aggressively increasing interest rates in March 2022 and continuing into 2023 reaching a target range of 5.25% to 5.50%. Beginning in September 2024, the Federal Reserve Board began lowering interest rates resulting in a target rate range of 3.50% to 3.75% at December 31, 2025. Today, there continues to be uncertainty regarding future interest rates. Increases in interest rates can have negative impacts on our business, including reducing our customers’ desire to borrow money from us or adversely affecting their ability to repay their outstanding loans by increasing their debt obligations through the periodic reset of adjustable interest rate loans. If our borrowers’ ability to pay their loans is impaired by increasing interest payment obligations, our level of non-performing assets would increase, producing an adverse effect on operating results. Asset values, especially commercial real estate as collateral, securities or other fixed rate earning assets, can decline significantly with relatively minor changes in interest rates reducing the demand for collateral securing the loan. Conversely, decreases in interest rates can affect the amount of interest we earn on our loans and investment securities, which could have a material adverse effect on the Company’s financial condition and results of operations. Although we have implemented strategies that we believe reduce the potential effects of adverse changes in interest rates on our results of operations, these strategies may not always be successful. Any of these events could adversely affect our results of operations, financial condition and liquidity.

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

We maintain an allowance for credit losses, which is an allowance established through a provision for credit losses charged to expense that represents management’s best estimate of expected losses in our loan portfolio. Additional credit losses will occur in the future and may occur at a rate greater than we have experienced to date. In determining the amount of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to the allowance could materially decrease our net income.

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

In 2023, certain banks with elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits, failed, which led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.

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

Our financial flexibility would be severely constrained if we were unable to maintain our access to funding or if adequate financing were not available at acceptable interest rates. Further, if we were required to rely more heavily on more expensive funding sources to support liquidity, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. If alternative funding sources were no longer available to us, we may need to sell a portion of our investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets. As of December 31, 2025, we had a net unrealized loss of $342.03 million on our available for-sale investment securities portfolio as a result of the elevated interest rate environment. Our investment securities totaled $5.51 billion, or 35.70% of total assets, at December 31, 2025. The details of this portfolio are included in Note 2 to the consolidated financial statements.

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

As of December 31, 2025, we had $313.65 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.

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

Hurricanes, tornadoes, extended drought conditions, severe weather and natural disasters could significantly impact the Company's business.

Hurricanes, tornadoes, extended drought conditions, severe weather and natural disasters and other adverse external events could have a significant impact on the Company's ability to conduct business. Such events affect the stability of the Company's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of the collateral securing our loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. The occurrence of any such events in the future could have a material adverse effect on the Company's business, which in turn, could have a material adverse effect on the Company's business, financial condition and result of operations.

We rely heavily on our management team, and the unexpected loss of key management or inability to recruit qualified personnel in the future may adversely impact our operations.

Our success to date has been strongly influenced by our ability to attract and retain senior management experienced in banking in the markets we serve. Our ability to retain executive officers and the current management teams will continue to be important to the successful implementation of our strategies. Outside of the transition and retirement agreement with the chairman of the board, we do not have employment agreements with these other key employees other than executive agreements in the event of a change of control and a confidential information, non-solicitation and non-competition agreement related to our stock options and restricted stock award, restricted stock unit and performance stock unit grants. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. In addition, the scope and content of U.S. banking regulators policies on incentive compensation, could adversely affect our ability to hire, retain and motivate our key employees.

World events such as the Russia-Ukraine conflict, the Israel-Palestine conflict and other world events, including health related events, may adversely impact our business and our financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.

The Russia-Ukraine conflict, the Israel-Palestine conflict and other world events, including health-related events, are creating disruptions in the global economy and to the lives of individuals throughout the world. In addition, financial markets and global supply chains may be adversely affected by the current or anticipated impact of military conflict, including the current Russian invasion of Ukraine, the Israel-Palestine conflict, terrorism or other geopolitical events. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital, and self-insurance, as previously described.

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

We depend on the accuracy and completeness of information provided to us by our borrowers and counterparties and any misrepresented or fraudulent information could adversely affect our business, results of operations and financial condition

In deciding whether to approve loans or to enter into other transactions with borrowers and counterparties, we rely on information furnished to us by, or on behalf of, borrowers and counterparties, including financial statements, credit reports and other financial information. We also rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. If any of this information is intentionally or negligently misrepresented or fraudulent and such misrepresentation or fraud is not detected prior to loan funding, the value of the loan may be significantly lower than expected and we may be subject to regulatory action. Whether a misrepresentation is made by the loan applicant, another third party, or one of our employees, we generally bear the risk of loss associated with the misrepresentation or fraud. Our controls and processes may not have detected, or may not detect all, misrepresented or fraudulent information in our loan originations or from our business clients. Any such misrepresented or fraudulent information could adversely affect our business, financial condition and results of operations

We do business with other financial institutions that could experience financial difficulty.

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

Even when market conditions are generally favorable, our investment performance may be adversely affected by the investment style of our wealth management and investment advisors and the particular investments that they make. To the extent our future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of our wealth management business will likely be reduced and our ability to attract new clients will likely be impaired. As such, fluctuations in the equity and debt markets can have a direct impact upon our net earnings. In addition, as approximately 14% of trust fees came from management of oil and gas properties in 2025, a decline in the prices of oil and gas could lead to a loss of our trust income.

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

The volatility in oil and gas prices results in uncertainty about the Texas economy. While we consider our exposure to credits related to the oil and gas industry to not be significant, at approximately 3.86%, of total loans HFI as of December 31, 2025, should the price of oil and gas decline and/or remain at low prices for an extended period, the general economic conditions in our Texas markets could be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, the Company's trust revenues may be impacted by oil and gas prices which represented approximately 14% and 16% of total trust revenues in 2025 and 2024, respectively.

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

Inflation rose in 2023 and 2022 at levels not seen for over 40 years, and such inflationary pressures continued into 2024 and 2025. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. In general, the impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant and equipment. Assets and liabilities of financial institutions are primarily all monetary in nature, and therefore are principally impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy.

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

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our sustainability practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their sustainability practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environmental, health and safety, diversity, labor conditions and human risks. Increased sustainability related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of sustainability oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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

The final rule established a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The final rule increased capital ratios for all banking organizations and introduced a “capital conservation buffer” which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer, it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. The final rule assigned a higher risk weight to loans that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also required unrealized gains and losses on certain available-for-sale ("AFS") securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. We exercised this opt-out right in our March 31, 2015 quarterly financial filing. The final rule also included changes in what constitutes regulatory capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital. The final rule became effective for us on January 1, 2015. As of December 31, 2025, we met all of these new requirements, including the full capital conservation buffer.

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

Our total assets were approximately $15.45 billion as of December 31, 2025. The Dodd-Frank Act and its associated regulations impose various additional requirements on banks and bank holding companies with $10 billion or more in total assets, including a more frequent and enhanced regulatory examination regime. In addition, banks with $10 billion or more in total assets (including our bank) are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations, with the Federal Reserve Board maintaining supervision over some consumer related regulations. In light of evolving priorities among government and agency leaders, there is some uncertainty as to how the CFPB examination and regulatory authorities might impact our business in the near and medium terms.

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

We have historically paid a low premium rate due to our sound financial position. Should the number of bank failures increase or the FDIC insurance fund become depleted in others ways, FDIC premiums could increase or additional special assessments could be imposed. These increased premiums would have an adverse effect on our net income and results of operations. In the fourth quarter of 2023, and the first quarter of 2024, the FDIC imposed a special assessment to a total of $2.06 million in response to the FDIC-insured financial institutions that failed in March 2023. The special assessment was accrued and expensed when imposed and is being paid over ten quarters beginning in the second quarter of 2024. In December 2025, the FDIC approved an interim final rule to amend the collection period to eight quarters.

Risks Related to Acquisition Activities

To continue our growth, we are affected by our ability to identify and acquire other financial institutions.

We intend to continue our current growth strategy, including opening new branches and acquiring other banks. The market for acquisitions remains highly competitive, and we may be unable to find satisfactory acquisition candidates in the future that fit our acquisition and growth strategy. To the extent that we are unable to find suitable acquisition candidates, we may be unable to execute on an important component of our growth strategy. Additionally, our completed acquisitions, or any future acquisitions, may not produce the revenue, earnings or synergies that we anticipated.

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

Our ownership base has shifted over the past several years resulting in institutional investors and indexed funds holding approximately 62% of our shares as compared to shareholders located in our footprint and other retail individual investors. These institutional shareholders could decide to sell their holdings in our common stock and as such could result in lower market prices of our stock.

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
•
significant acquisitions or business combinations involving the Company or its competitors; and
•
changes in economic, competitive, regulatory conditions and technical factors, or other developments affecting our industry, and publicity regarding our business or any of our significant customers or competitors.

The stock market and in particular, the market for financial institution stocks have experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends could also cause the Company’s stock price to decrease regardless of operational results

An investment in our common stock is not an insured deposit.

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

We periodically test elements of our incident response capability through tabletop exercises and other assessments. We use these exercises to identify opportunities to enhance our processes, including incident escalation, communications, and recovery procedures, and we integrate lessons learned into our information security program.

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

ITEM 2. PROPERTIES

Our principal office is located in the First Financial Bank Building at 400 Pine Street in downtown Abilene, Texas. Our corporate offices lease two spaces in buildings owned by First Financial Bank totaling approximately 17,600 square feet. As of December 31, 2025, our subsidiaries collectively own 79 banking, trust and mortgage facilities, some of which are detached drive-ins, and also lease 11 banking facilities and 10 ATM locations. Our management considers all our existing locations to be well-suited for conducting the business of banking. We are in the process of constructing a new branch location in our existing markets in Franklin and Beaumont, Texas. We are also constructing a new motor bank that will replace an existing stand alone motor bank in Abilene, Texas.

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

Record Holders

As of February 2, 2026, we had 797 registered shareholders of record with our stock transfer agent. This does not reflect the actual number of beneficial owners of the Bank's stock.

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

Equity Compensation Plans

See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 22, 2025, the Company’s Board of Directors extended the authorization to repurchase up to 5,000,000 common shares through July 31, 2026. The prior authorization had been in place since July 27, 2021. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades, or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. There have been no repurchases during 2024 or 2025.

Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended December 31, 2025.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2025 through October 31, 2025	-	$-	-	5,000,000
November 1, 2025 through November 30, 2025	-	$-	-	5,000,000
December 1, 2025 through December 31, 2025	-	$-	-	5,000,000
Total	-	$-	-	5,000,000

PERFORMANCE GRAPH

The following performance graph compares cumulative total shareholder returns for our common stock, the Russell 3000 Index, and the S&P U.S. BMI Banks Index, which is a banking index prepared by S&P Global Market Intelligence and is comprised of all U.S. domiciled banks, for a five-year period (December 31, 2020 to December 31, 2025). The performance graph assumes $100 invested in our common stock at its closing price on December 31, 2020, and in each of the Russell 3000 Index and the S&P U.S. BMI Banks Index on the same date. The performance graph also assumes the reinvestment of all dividends. The dates on the performance graph represent the last trading day of each year indicated. The amounts noted on the performance graph have been adjusted to give effect to all stock splits and stock dividends.

First Financial Bankshares, Inc

Total Return Performance
Index Value
250
200
150
100
50
First Financial Bankshares, Inc.
Russell 3000 Index
S&P U.S. BMI Banks Index
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
First Financial Bankshares, Inc.	100.00	142.23	97.84	88.25	107.29	90.86
Russell 3000 Index	100.00	125.66	101.53	127.88	158.32	185.47
S&P U.S. BMI Banks Index	100.00	135.97	112.77	123.02	164.70	211.47

Source: S&P Global Market Intelligence

© 2026

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis of the major elements of our consolidated balance sheets as of December 31, 2025 and 2024, and consolidated statements of earnings for the years 2023 through 2025 should be read in conjunction with our consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this Form 10-K.

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

We deem our most critical accounting policies to be (1) our allowance for credit losses (“ACL”) and our provision for credit losses and (2) our valuation of financial instruments. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on our reported results for a given period. A discussion of (1) our allowance for credit losses and our provision for credit losses and (2) our valuation of financial instruments is included in Notes 1 and 10, respectively, to our Consolidated Financial Statements.

It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the ACL and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. A large driver to the ACL is the overall credit quality of the underlying credits. Deterioration or improvement in credit quality could have a significant impact on the overall level of ACL.

Stock Repurchase

On July 22, 2025, the Company’s Board of Directors extended the authorization to repurchase up to 5,000,000 common shares through July 31, 2026. The prior authorization had been in place since July 27, 2021. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades, or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. There have been no repurchases during 2024 or 2025.

Other Recently Issued and Effective Authoritative Accounting Guidance

ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires entities to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. Public business entities (PBEs) are required to provide this incremental detail in a numerical, tabular format. The ASU also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction; pretax income (or loss) from continuing operations; and income tax expense (or benefit). ASU 2023-09 became effective for our annual financial statements in 2025 and did not have a significant effect on the financial statements.

ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 will be effective, on a prospective basis, for our 2027 annual report and interim periods thereafter. The Company is evaluating the impact of this ASU and does not believe it will have a significant impact on the Company's financial statements.

ASU 2025-08, "Financial Instruments - Credit Losses (Topic 326): Purchased Loans.” ASU 2025-08 amends the guidance on the accounting for certain purchased loans. The new guidance makes significant changes to the accounting for certain acquired seasoned loans subject to the current expected credit loss model. The amendments in ASU 2025-08 apply prospectively and will be effective for the Company beginning January 1, 2027, with early adoption permitted, and is not expected to have a significant impact on the Company’s financial statements.

ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements.” ASU 2025-11 is intended to provide clarity about the current interim reporting requirements, provides a list of the interim disclosures required by all other Codification topics and establishes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASC 2025-11 will be effective for the Company beginning January 1, 2028, with early adoption permitted, and is not expected to have a significant impact on the Company’s financial statements.

Selected Financial Data

The selected financial data presented below as of and for the years ended December 31, 2025, 2024, 2023, 2022, and 2021, have been derived from our audited consolidated financial statements. The data set forth below may not be fully comparable from period to period (see Notes 1 and 3 to the Notes to Consolidated Financial Statements for further information). The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.

	Year Ended December 31,
	2025	2024	2023	2022	2021
	(dollars in thousands, except per share data)
Summary Income Statement Information:
Interest income	$702,480	$628,918	$528,070	$432,854	$376,405
Interest expense	201,593	202,177	144,261	31,440	6,042
Net interest income	500,887	426,741	383,809	401,414	370,363
Provision for credit losses	28,609	13,821	10,631	17,427	(1,139)
Noninterest income	130,716	123,989	108,003	131,665	142,176
Noninterest expense	293,391	265,063	237,882	234,778	241,708
Earnings before income taxes	309,603	271,846	243,299	280,874	271,970
Income tax expense	56,024	48,335	44,322	46,399	44,408
Net earnings	$253,579	$223,511	$198,977	$234,475	$227,562
Per Share Data:
Earnings per share, basic	$1.77	$1.56	$1.39	$1.64	$1.60
Earnings per share, diluted	1.77	1.56	1.39	1.64	1.59
Cash dividends declared	0.75	0.72	0.71	0.66	0.58
Book value at period-end	13.39	11.24	10.50	8.87	12.34
Earnings performance ratios:
Return on average assets	1.76%	1.68%	1.55%	1.76%	1.89%
Return on average equity	14.59	14.51	14.99	16.72	13.31
Dividend payout ratio	42.38	46.06	50.96	40.18	36.30
Summary Balance Sheet Data (Period-end):
Securities	$5,514,113	$4,617,759	$4,732,762	$5,474,359	$6,573,179
Loans, held-for-investment	8,158,276	7,913,098	7,148,791	6,441,868	5,388,972
Total assets	15,446,476	13,979,418	13,105,594	12,974,066	13,102,461
Deposits	13,345,529	12,099,174	11,138,300	11,005,507	10,566,488
Total liabilities	13,529,159	12,372,858	11,606,694	11,708,329	11,343,237
Total shareholders’ equity	1,917,317	1,606,560	1,498,900	1,265,737	1,759,224
Asset quality ratios:
Allowance for credit losses/period-end loans held-for-investment	1.29%	1.24%	1.24%	1.18%	1.18%
Nonperforming assets/period-end loans held- for-investment plus foreclosed assets	0.69	0.80	0.49	0.38	0.63
Net charge offs (recoveries)/average loans	0.29	0.05	0.03	(0.01)	0.02
Capital ratios:
Average shareholders’ equity/average assets	12.08%	11.56%	10.32%	10.55%	14.20%
Leverage ratio (1)	12.55	12.49	12.06	10.96	11.13
Tier 1 risk-based capital (2)	19.99	18.83	18.50	18.22	19.35
Common equity tier 1 capital (3)	19.99	18.83	18.50	18.22	19.35
Total risk-based capital (4)	21.17	20.00	19.62	19.29	20.34

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

Results of Operations

Performance Summary. Net earnings for 2025 were $253.58 million compared to net earnings of $223.51 million for 2024, reflecting an increase of $30.07 million, or 13.45%. The increase in earnings for 2025 over 2024 was primarily attributable to the overall growth in net interest income driven by strong growth in the Company's interest earning assets. Additionally, with the strong growth in deposits in 2025 combined with the continued proceeds resulting from maturities and paydowns of the Company's lower yielding investment portfolio, we were able to redeploy those funds into higher-yielding organic loans and investments during 2025. Furthermore, trust fee income increased $4.41 million, or 9.30%, when compared to 2024.

Net earnings for 2024 were $223.51 million compared to $198.98 million for 2023, reflecting an increase of $24.53 million, or 12.33%. The increase in earnings for 2024 over 2023 was primarily attributable to the overall growth in net interest income from the growth in earning assets. Additionally, trust fee income increased $6.99 million when compared to 2023 and there was no loss on sales of AFS securities in 2024 when compared to a $7.12 million loss in 2023. The proceeds from sales of securities during 2023 were used to fund higher-yielding organic loan growth during 2024.

On a diluted net earnings per share basis, net earnings were $1.77 for 2025, as compared to $1.56 for 2024 and $1.39 for 2023. The return on average assets was 1.76% for 2025, as compared to 1.68% for 2024 and 1.55% for 2023. The return on average equity was 14.59% for 2025, as compared to 14.51% for 2024 and to 14.99% for 2023.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $513.63 million in 2025, as compared to $437.19 million in 2024, and $395.36 million in 2023. Average earning assets were $13.55 billion in 2025, as compared to $12.48 billion in 2024 and $12.00 billion in 2023. The increase in tax-equivalent net interest income in 2025 compared to 2024 was largely attributable to the change in the mix of interest earning assets primarily derived from continued loan growth combined with increase in volume and yield on the Company's taxable and tax-exempt securities. The increase of $1.06 billion in average earning assets in 2025 when compared to 2024 was primarily a result of an increase in loans of $607.02 million, an increase in taxable securities of $265.67 million, and an increase in tax-exempt securities of $109.59 million. The increase in tax-equivalent net interest income in 2024 compared to 2023 was largely attributable to the change in the mix of interest earning assets primarily derived from an increase in average loans offset by a decrease in taxable and tax-exempt securities. Additionally, the rates received on loans continued to increase along with the rates paid on deposits. The increase of $483.34 million in average earning assets in 2024 when compared to 2023 was primarily a result of an increase in loans of $732.00 million, offset by a decrease in taxable securities of $211.16 million and a decrease in tax-exempt securities of $176.36 million. Average interest-bearing liabilities were $9.18 billion in 2025, as compared to $8.39 billion in 2024 and $7.84 billion in 2023. The yield on earning assets increased 16 basis points in 2025 when compared to 2024 while the rate paid on interest-bearing liabilities decreased 21 basis points. The yield on earning assets increased 62 basis points in 2024 when compared to 2023 while the rate paid on interest-bearing liabilities increased 57 basis points.

The table below allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Changes in Interest Income and Interest Expense (in thousands):

	2025 Compared to 2024			2024 Compared to 2023
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Short-term investments	$4,262	$(3,271)	$991	$7,068	$359	$7,427
Taxable investment securities	6,592	17,828	24,420	(4,821)	6,522	1,701
Tax-exempt investment securities (1)	3,018	5,631	8,649	(5,059)	(1,632)	(6,691)
Loans (1) (2)	40,798	998	41,796	44,007	53,299	97,306
Interest income	54,670	21,186	75,856	41,195	58,548	99,743
Interest-bearing deposits	21,901	(17,206)	4,695	16,996	52,975	69,971
Repurchase agreements	(3,770)	(838)	(4,608)	(11,223)	552	(10,671)
Borrowings	(354)	(319)	(673)	(1,066)	(317)	(1,383)
Interest expense	17,777	(18,363)	(586)	4,707	53,210	57,917
Net interest income	$36,893	$39,549	$76,442	$36,488	$5,338	$41,826

(1)
Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(2)
Nonaccrual loans are included in loans.

The net interest margin for 2025 was 3.79% which was an increase of 29 basis points from 2024. The net interest margin in 2024 was 3.50%, an increase of 21 basis points from 2023. The net interest margin has expanded during the past year primarily due to (i) a shift in asset mix from lower yielding investment securities to higher yielding loans and investment securities, (ii) strong growth in deposits that has enabled the Company to deploy those funds into higher yielding loan and securities portfolio and (iii) increased loan yields due to new and renewing loans and variable rate loans repricing higher. The Federal Reserve began increasing interest rates in March 2022 and continuing into 2023 to a peak of 5.25% to 5.50%. Most recently, the Federal Reserve decreased interest rates 100 basis points in 2024, and 25 basis points in September, October, and December 2025, respectively, resulting in a target range of 3.50% to 3.75% at December 31, 2025.

There are $1.52 billion of municipal and related deposits which are indexed to short-term treasury rates which have continued to fluctuate with the changes in the applicable rate index. Average municipal and related deposits totaled $1.58 billion and $1.46 billion for the years ended December 31, 2025 and 2024, respectively, with an average rate paid of 3.42% and 3.94%, for the respective years then ended.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in the table below for the years 2023 through 2025.

Average Balances and Average Yields and Rates (in thousands, except percentages):

	2025			2024			2023
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$337,954	$14,430	4.27%	$256,857	$13,439	5.23%	$118,008	$6,012	5.09%
Taxable investment securities (2)	3,555,356	106,046	2.98	3,289,683	81,626	2.48	3,500,839	79,925	2.28
Tax-exempt investment securities (2)(3)	1,530,433	47,773	3.12	1,420,846	39,124	2.75	1,597,204	45,815	2.87
Loans (3)(4)	8,123,368	546,972	6.73	7,516,352	505,176	6.72	6,784,352	407,870	6.01
Total earning assets	13,547,111	$715,221	5.28%	12,483,738	$639,365	5.12%	12,000,403	$539,622	4.50%
Cash and due from banks	247,251			229,654			231,046
Bank premises and equipment, net	149,604			151,619			152,477
Other assets	238,106			238,296			245,550
Goodwill and other intangible assets, net	313,822			314,314			315,067
Allowance for credit losses	(103,332)			(93,209)			(83,281)
Total assets	$14,392,562			$13,324,412			$12,861,262
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$9,085,018	$199,496	2.20%	$8,166,855	$194,801	2.39%	$7,188,171	$124,830	1.74%
Repurchase Agreements	53,752	860	1.60	173,068	5,468	3.16	568,205	16,139	2.84
Borrowings	44,751	1,236	2.76	54,943	1,909	3.47	81,262	3,292	4.05
Total interest-bearing liabilities	9,183,521	$201,592	2.20%	8,394,866	$202,178	2.41%	7,837,638	$144,261	1.84%
Noninterest-bearing deposits	3,381,632			3,316,040			3,632,559
Other liabilities	88,794			73,559			63,238
Total liabilities	12,653,947			11,784,465			11,533,435
Shareholders’ equity	1,738,615			1,539,947			1,327,827
Total liabilities and shareholders’ equity	$14,392,562			$13,324,412			$12,861,262
Net interest income		$513,629			$437,187			$395,361
Rate Analysis:
Interest income/earning assets			5.28%			5.12%			4.50%
Interest expense/earning assets			(1.49)			(1.62)			(1.21)
Net interest margin			3.79%			3.50%			3.29%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest- bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on AFS securities.
(3)
Includes tax-equivalent yield adjustment of approximately $12.74 million, $10.45 million and $11.55 million for the years ended December 31, 2025, 2024 and 2023, respectively, using an effective tax rate of 21%.
(4)
Includes nonaccrual loans.

Noninterest Income. Noninterest income for 2025 was $130.72 million compared to $123.99 million in 2024. Notable changes in certain categories of noninterest income included an increase in trust fee income of $4.41 million, or 9.30%, and an increase in mortgage related income of $2.37 million, or 17.95%, compared to 2024. There were no securities sales in 2025 and 2024. Trust revenue increased primarily due to growth in assets under management to $11.94 billion at December 31, 2025 compared to $10.83 billion at December 31, 2024. Mortgage income increased to $15.55 million in 2025 compared to $13.18 million in 2024 due to increased loan origination volume and pricing margins have improved.

Noninterest income for 2024 was $123.99 million compared to $108.00 million in 2023. Changes in certain categories of noninterest income included (i) no losses on sales of AFS securities in 2024 when compared to $7.12 million losses in 2023, (ii) an increase in Trust fee income of $6.99 million and (iii) an increase in gain on sale and fees of mortgage loans of $1.29 million when compared to 2023. AFS securities totaling $411.13 million were sold during 2023 resulting in a loss on sales of securities of $7.12 million. There were no securities sales in 2024. Trust revenue increased primarily due to growth in assets under management to $10.83 billion at December 31, 2024 compared to $9.78 billion at December 31, 2023, as well as increases in oil and gas related fees. Mortgage income increased to $13.18 million in 2024 compared to $11.89 million in 2023 due to increased loan origination volume.

Noninterest Income (in thousands):

	2025	Increase (Decrease)	2024	Increase (Decrease)	2023
Trust fees	$51,861	$4,412	$47,449	$6,993	$40,456
Service charges on deposit accounts	24,889	(99)	24,988	(390)	25,378
Debit card fees	21,310	240	21,070	(651)	21,721
Credit card fees	2,661	124	2,537	(108)	2,645
Gain on sale and fees of mortgage loans	15,550	2,367	13,183	1,293	11,890
Net gain (loss) on sale of available-for-sale securities	—	—	—	7,119	(7,119)
Net gain (loss) on sale of foreclosed assets	31	82	(51)	(97)	46
Net gain (loss) on sale of assets	6	(478)	484	(1,041)	1,525
Loan recoveries	3,594	584	3,010	955	2,055
Other:
Check printing fees	140	14	126	16	110
Safe deposit rental fees	742	(30)	772	(31)	803
Credit life and debt protection fees	1,041	7	1,034	429	605
Brokerage commissions	1,730	43	1,687	176	1,511
Wire transfer fees	1,809	5	1,804	158	1,646
Miscellaneous income	5,352	(544)	5,896	1,165	4,731
Total other	10,814	(505)	11,319	1,913	9,406
Total Noninterest Income	$130,716	$6,727	$123,989	$15,986	$108,003

Noninterest Expense. Total noninterest expense for 2025 amounted to $293.39 million, an increase of $28.33 million, or 10.69%, as compared to 2024. Total noninterest expense for 2024 was $265.06 million, an increase of $27.18 million, or 11.43%, as compared to 2023. An important measure in determining whether a financial institution effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for 2025 was 45.53%, as compared to 47.23% for 2024 and 47.26% for 2023.

Salaries and employee benefits for 2025 totaled $174.55 million, an increase of $21.26 million, or 13.87%, as compared to 2024. The net increase reflected an increase of $3.00 million in profit sharing expense and $3.16 million in officer bonus and incentive accruals related to growth in earnings over the prior year. Additionally, officer and employee salaries increased for merit-based pay increases, an increase in headcount, as well as market adjustments for front line staff over the past year.

All other categories of noninterest expense for 2025 totaled $118.84 million, an increase of $7.07 million, or 6.33%, as compared to 2024. Included in noninterest expense during 2025, excluding salary and employee benefit related costs, were increases in software amortization and expense and operational and other losses offset by a decrease in legal fees and other related costs of $2.08 million.

Salaries and employee benefits for 2024 totaled $153.30 million, an increase of $21.38 million, or 16.21%, as compared to 2023. The net increase reflected an increase of $8.09 million in profit sharing expense and $4.81 million in officer bonus and incentive accruals related to growth in earnings over the prior year. Additionally, officer and employee salaries increased for additions to the middle market lending team and the audit and risk departments due to growth, as well as merit-based pay increases since the prior year.

All other categories of noninterest expense for 2024 totaled $111.77 million, an increase of $5.80 million, or 5.47%, as compared to 2023. Included in noninterest expense during 2024, excluding salary and employee benefit related costs, were increases in software amortization and expense, occupancy expense, and legal and professional fees offset by a decrease in FDIC insurance premiums of $1.25 million due to the special assessment accrued and expensed in the prior year.

Noninterest Expense (in thousands):

	2025	Increase (Decrease)	2024	Increase (Decrease)	2023
Salaries, commissions and incentives (excluding mortgage)	$120,308	$13,700	$106,608	$9,453	$97,155
Mortgage salaries and incentives	10,318	1,359	8,959	664	8,295
Medical	12,296	(108)	12,404	1,929	10,475
Profit sharing	12,469	3,003	9,466	8,093	1,373
401(k) match expense	4,363	439	3,924	174	3,750
Payroll taxes	8,695	965	7,730	452	7,278
Stock based compensation	6,102	1,897	4,205	616	3,589
Total salaries and employee benefits	174,551	21,255	153,296	21,381	131,915
Net occupancy expense	14,323	(256)	14,579	813	13,766
Equipment expense	9,321	256	9,065	520	8,545
FDIC assessment fees	6,490	(8)	6,498	(1,251)	7,749
Debit card expense	13,456	688	12,768	(165)	12,933
Professional and service fees	11,179	489	10,690	880	9,810
Printing, stationery and supplies	1,939	575	1,364	(1,090)	2,454
Operational and other losses	4,800	1,059	3,741	(101)	3,842
Software amortization and expense	16,496	2,973	13,523	3,235	10,288
Amortization of intangible assets	352	(266)	618	(294)	912
Other:
Data processing fees	2,739	175	2,564	513	2,051
Postage	1,689	142	1,547	98	1,449
Advertising	3,099	225	2,874	95	2,779
Correspondent bank service charges	1,036	111	925	95	830
Telephone	2,690	(290)	2,980	(360)	3,340
Public relations and business development	3,867	713	3,154	(98)	3,252
Directors’ fees	3,455	554	2,901	355	2,546
Audit and accounting fees	1,982	189	1,793	(448)	2,241
Legal fees and other related costs	1,090	(2,075)	3,165	1,630	1,535
Regulatory exam fees	1,006	(133)	1,139	(133)	1,272
Travel	2,188	332	1,856	(2)	1,858
Courier expense	1,471	199	1,272	54	1,218
Other real estate owned	182	100	82	(8)	90
Other miscellaneous expense	13,990	1,321	12,669	1,462	11,207
Total other	40,484	1,563	38,921	3,253	35,668
Total Noninterest Expense	$293,391	$28,328	$265,063	$27,181	$237,882

Income Taxes. Income tax expense was $56.02 million for 2025, as compared to $48.34 million for 2024 and $44.32 million for 2023. Our effective tax rates on pretax income were 18.10%, 17.78% and 18.22%, respectively, for the years 2025, 2024 and 2023. The effective tax rates differ from the statutory federal tax rate of 21.0% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan, excess tax benefits for distribution under our deferred compensation plan and vesting of equity awards, New Market Tax Credit ("NMTC") benefits, and Low Income Housing Tax Credits ("LIHTC").

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. As of December 31, 2025, total loans HFI were $8.16 billion, an increase of $245.18 million as compared to December 31, 2024.

As compared to year-end 2024 balances, total commercial loans decreased by $87.28 million, agricultural loans increased $233 thousand, total real estate loans increased $245.04 million, and total consumer loans increased $87.18 million. Loans averaged $8.12 billion during 2025, an increase of $607.02 million over 2024 average balances.

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

The table below outlines the composition of the Company’s HFI loans by portfolio segment.

Composition of Loans Held-For-Investment (in thousands):

	December 31,
	2025	2024	2023	2022	2021
Commercial:
C&I	$1,116,461	$1,176,993	$1,164,811	$917,317	$837,075
Municipal	342,501	369,246	214,850	221,090	177,905
Total Commercial	1,458,962	1,546,239	1,379,661	1,138,407	1,014,980
Agricultural	95,776	95,543	84,890	76,947	98,089
Real Estate:
Construction & Development	1,157,865	1,054,603	963,158	959,426	749,793
Farm	327,625	339,665	344,954	306,322	217,220
Non-Owner Occupied CRE	832,816	805,566	827,969	732,089	623,434
Owner Occupied CRE	1,120,608	1,083,100	1,037,281	954,400	821,653
Residential	2,285,830	2,196,767	1,834,593	1,575,758	1,334,419
Total Real Estate	5,724,744	5,479,701	5,007,955	4,527,995	3,746,519
Consumer:
Auto	732,351	638,560	521,859	550,635	405,416
Non-Auto	146,443	153,055	154,426	147,884	123,968
Total Consumer	878,794	791,615	676,285	698,519	529,384
Total	$8,158,276	$7,913,098	$7,148,791	$6,441,868	$5,388,972

Loans HFS, consisting of secondary market mortgage loans, totaled $29.99 million and $8.24 million at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, $4.56 million and $442 thousand are valued at the lower of cost or fair value, and the remaining amount is valued under the fair value option.

The Company has certain lending policies and procedures in place that are designed to maximize loan growth with an acceptable level of risk. Management reviews and approves these policies and procedures on an annual basis and makes changes as appropriate with input from our Board of Directors. Management and the board receives and reviews monthly reports related to loan originations, quality, concentrations, delinquencies, nonperforming and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions, both by type of loan and geographic location.

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

Commercial real estate loans (owner and non-owner occupied CRE) represent 23.94% of the Company's total loan portfolio as of December 31, 2025. Non-owner occupied CRE represents $832.82 million, or 10.21%, of the Company's total loan portfolio as of December 31, 2025. The properties securing this portfolio are diverse as to geographic location in Texas as well as industry type. Collateral for CRE loans is located throughout the Company's markets in central west Texas, the Dallas-Forth Worth metroplex and southeast Texas with less than 1% of properties located outside of the state. The largest concentrations in the CRE portfolio as to type are industrial/manufacturing at approximately 18.60% and multifamily at approximately 7.75% as of December 31, 2025. All additional CRE portfolio property type categories are below the identified concentration levels. Credit underwriting standards are periodically reviewed and adjusted based upon observations from our ongoing monitoring of economic conditions in our lending areas. In response to the current interest rate environment and increases in benchmark rates, the Company has enhanced stress testing and loan review activities to mitigate interest rate reset risk with a specific emphasis on borrowers' abilities to absorb the impact of higher interest rates as loans that were made in a much lower rate environment renew.

Maturity Distribution and Interest Sensitivity of Loans at December 31, 2025 (in thousands):

The following tables summarize maturity information of our loan portfolio as of December 31, 2025. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

Total Loans Held-for-Investment	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$450,962	$536,575	$116,928	$11,996	$1,116,461
Municipal	55,564	76,465	146,096	64,376	342,501
Total Commercial	506,526	613,040	263,024	76,372	1,458,962
Agricultural	78,597	15,710	1,469	—	95,776
Real Estate:
Construction & Development	582,203	205,008	243,037	127,617	1,157,865
Farm	18,873	49,560	156,317	102,875	327,625
Non-Owner Occupied CRE	80,320	329,163	341,470	81,863	832,816
Owner Occupied CRE	47,244	295,979	585,529	191,856	1,120,608
Residential	158,122	151,837	846,685	1,129,186	2,285,830
Total Real Estate	886,762	1,031,547	2,173,038	1,633,397	5,724,744
Consumer:
Auto	6,871	700,689	24,791	—	732,351
Non-Auto	34,210	81,688	27,396	3,149	146,443
Total Consumer	41,081	782,377	52,187	3,149	878,794
Total	$1,512,966	$2,442,674	$2,489,718	$1,712,918	$8,158,276
% of Total Loans	18.55%	29.94%	30.51%	21.00%	100.00%

Loans with fixed interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$77,689	$317,577	$9,071	$—	$404,337
Municipal	53,651	76,141	87,220	25,148	242,160
Total Commercial	131,340	393,718	96,291	25,148	646,497
Agricultural	7,506	10,161	175	—	17,842
Real Estate:
Construction & Development	276,430	52,812	37,240	13,450	379,932
Farm	10,478	42,517	62,883	19,543	135,421
Non-Owner Occupied CRE	57,703	180,585	31,091	4,090	273,469
Owner Occupied CRE	24,721	160,771	12,678	3,614	201,784
Residential	118,310	121,843	470,955	209,800	920,908
Total Real Estate	487,642	558,528	614,847	250,497	1,911,514
Consumer:
Auto	6,871	700,689	24,791	—	732,351
Non-Auto	33,551	81,378	26,973	481	142,383
Total Consumer	40,422	782,067	51,764	481	874,734
Total	$666,910	$1,744,474	$763,077	$276,126	$3,450,587
% of Total Loans	8.18%	21.38%	9.35%	3.39%	42.30%

Loans with variable interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
C&I	$373,273	$218,998	$107,857	$11,996	$712,124
Municipal	1,913	324	58,876	39,228	100,341
Total Commercial	375,186	219,322	166,733	51,224	812,465
Agricultural	71,091	5,549	1,294	—	77,934
Real Estate:
Construction & Development	305,773	152,196	205,797	114,167	777,933
Farm	8,395	7,043	93,434	83,332	192,204
Non-Owner Occupied CRE	22,617	148,578	310,379	77,773	559,347
Owner Occupied CRE	22,523	135,208	572,851	188,242	918,824
Residential	39,812	29,994	375,730	919,386	1,364,922
Total Real Estate	399,120	473,019	1,558,191	1,382,900	3,813,230
Consumer:
Auto	—	—	—	—	—
Non-Auto	659	310	423	2,668	4,060
Total Consumer	659	310	423	2,668	4,060
Total	$846,056	$698,200	$1,726,641	$1,436,792	$4,707,689
% of Total Loans	10.37%	8.56%	21.16%	17.61%	57.70%

Of the $4.71 billion of the variable interest rate loans shown above, loans totaling $2.17 billion mature or reprice over the next twelve months. Of this amount, approximately $1.81 billion will reprice immediately upon changes in the underlying index rate (primarily U.S. prime rate) with the remaining $354.40 million being subject to floors above or ceilings below the current index.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in management's opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $56.49 million at December 31, 2025, as compared to $63.10 million at December 31, 2024 and $35.10 million at December 31, 2023. As a percent of loans HFI and foreclosed assets, these assets were 0.69% at December 31, 2025, as compared to 0.80% at December 31, 2024 and 0.49% at December 31, 2023. As a percent of total assets, these assets were 0.37% at December 31, 2025, as compared to 0.45% at December 31, 2024 and 0.27% at December 31, 2023. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at December 31, 2025.

Nonaccrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	At December 31,
	2025	2024	2023	2022	2021
Nonaccrual loans	$55,121	$61,938	$33,609	$24,325	$31,673
Loans still accruing and past due 90 days or more	892	287	1,004	—	8
Nonperforming loans	56,013	62,225	34,613	24,325	31,681
Foreclosed assets	479	871	483	—	2,477
Total nonperforming assets	$56,492	$63,096	$35,096	$24,325	$34,158
As a % of loans held-for-investment and foreclosed assets	0.69%	0.80%	0.49%	0.38%	0.63%
As a % of total assets	0.37	0.45	0.27	0.19	0.26

We record interest payments received on nonaccrual loans as reductions of principal. Prior to the loans being placed on nonaccrual, we recognized interest income on these loans as of December 31, 2025 of approximately $795 thousand during the year ended December 31, 2025. If interest on all nonaccrual loans at December 31, 2025 had been recognized on a full accrual basis during the year ended December 31, 2025, such income would have approximated $5.69 million.

Included in our loan portfolio are certain other loans not included in the table above that are deemed to be potential problem loans. Potential problem loans are those loans that are currently performing, but for which known information about trends, uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $3.67 million as of December 31, 2025.

See Note 3 to the Consolidated Financial Statements for more information on these assets.

Allowance for Credit Losses. The allowance for credit losses is the amount we determine as of a specific date to be appropriate to absorb current expected credit losses on existing loans. For a discussion of our methodology, see our accounting policies in Note 1 to the Consolidated Financial Statements. The provision for credit losses was $28.61 million in 2025, $13.82 million in 2024, and $10.63 million in 2023. The Company's provision for credit losses during 2025 was impacted by a $21.55 million credit loss believed to be due to fraudulent activity associated with a commercial borrower. The Company's provision for credit losses during 2024 was driven by strong organic loan growth and an increase in classified loans.

As a percent of average loans, net loan charge-offs were 0.29%, 0.05%, and 0.03% during 2025, 2024, and 2023, respectively. The allowance for credit losses as a percent of loans HFI was 1.29% as of December 31, 2025, as compared to 1.24% as of December 31, 2024, and 2023, respectively. Included in the following tables are further analysis of our allowance for credit losses.

Although we believe we use the best information available to make credit loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A downturn in the economy or lower employment could result in increased levels of nonaccrual, past due 90 days or more and still accruing, foreclosed assets, charge-offs, increased provision for credit losses and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies regularly review the adequacy of our allowance for credit losses. The banking agencies could require additions to our allowance for credit losses based on their judgment of information available to them at the time of their examinations of our bank subsidiary.

Loan Loss Experience and Allowance for Credit Losses (in thousands, except percentages):

	2025	2024	2023	2022	2021
Balance at January 1,	$98,325	$88,734	$75,834	$63,465	$66,534
Charge-offs:
Commercial:
C&I	(20,677)	(1,392)	(1,816)	(589)	(1,600)
Municipal	—	—	—	—	—
Total Commercial	(20,677)	(1,392)	(1,816)	(589)	(1,600)
Agricultural	—	(67)	(9)	(9)	(2,683)
Real estate:
Construction & Development	(40)	(205)	—	(100)	—
Farm	—	—	—	—	—
Non-Owner Occupied CRE	(250)	(763)	—	—	(6)
Owner Occupied CRE	(4,405)	—	(10)	(537)	(231)
Residential real estate	(701)	(13)	(258)	(186)	(93)
Total real estate	(5,396)	(981)	(268)	(823)	(330)
Consumer:
Auto	(1,518)	(1,680)	(1,006)	(596)	(610)
Non-Auto	(543)	(895)	(600)	(435)	(285)
Total Consumer	(2,061)	(2,575)	(1,606)	(1,031)	(895)
Total charge-offs	(28,134)	(5,015)	(3,699)	(2,452)	(5,508)
Recoveries:
Commercial:
C&I	3,042	576	267	953	2,150
Municipal	—	—	—	—	—
Total Commercial	3,042	576	267	953	2,150
Agricultural	74	111	286	155	36
Real estate:
Construction & Development	6	4	106	—	1
Farm	1	—	—	—	110
Non-Owner Occupied CRE	36	37	71	852	702
Owner Occupied CRE	317	122	227	699	821
Residential real estate	76	98	24	114	96
Total Real Estate	436	261	428	1,665	1,730
Consumer:
Auto	596	448	398	293	401
Non-Auto	298	161	170	215	211
Total Consumer	894	609	568	508	612
Total recoveries	4,446	1,557	1,549	3,281	4,528
Net recoveries (charge-offs)	(23,688)	(3,458)	(2,150)	829	(980)
Provision (reversal) for loan losses	30,899	13,049	15,050	11,540	(2,089)
Balance at December 31,	$105,536	$98,325	$88,734	$75,834	$63,465

	2025	2024	2023	2022	2021
Loans, held-for-investment at year-end	$8,158,276	$7,913,098	$7,148,791	$6,441,868	$5,388,972
Average loans	8,123,368	7,516,352	6,784,352	5,923,594	5,341,332
Net (recoveries) charge-offs/average loans	0.29%	0.05%	0.03%	(0.01)%	0.02%
Allowance for credit losses/year-end loans held-for-investment	1.29%	1.24%	1.24%	1.18%	1.18%
Allowance for credit losses/nonaccrual, past due 90 days still accruing and restructured loans	188.41	158.02	256.36	311.75	200.33

Allocation of Allowance for Credit Losses (in thousands):

	At December 31,
	2025	2024	2023	2022	2021
	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount
Commercial:
C&I	$17,696	$15,436	$15,698	$16,129	$12,280
Municipal	135	200	195	1,026	348
Total Commercial	17,831	15,636	15,893	17,155	12,628
Agricultural	325	1,653	1,281	1,041	1,597
Real estate:
Construction & Development	17,000	19,861	28,553	26,443	17,627
Farm	2,577	2,871	2,914	1,957	663
Non-Owner Occupied CRE	14,561	14,664	13,425	9,075	10,722
Owner Occupied CRE	25,368	21,413	13,813	9,928	10,828
Residential real estate	25,614	20,488	11,654	9,075	8,133
Total Real Estate	85,120	79,297	70,359	56,478	47,973
Consumer:
Auto	1,598	1,186	810	845	896
Non-Auto	662	553	391	315	371
Total Consumer	2,260	1,739	1,201	1,160	1,267
Total	$105,536	$98,325	$88,734	$75,834	$63,465

Percent of Loans in Each Category of Total Loans:

	At December 31,
	2025	2024	2023	2022	2021
Commercial:
C&I	13.69%	14.87%	16.29%	14.24%	15.53%
Municipal	4.20	4.67	3.01	3.43	3.30
Total Commercial	17.88	19.54	19.30	17.67	18.83
Agricultural	1.17	1.21	1.19	1.19	1.83
Real estate:
Construction & Development	14.19	13.33	13.47	14.89	13.91
Farm	4.02	4.29	4.83	4.76	4.03
Non-Owner Occupied CRE	10.21	10.18	11.58	11.36	11.57
Owner Occupied CRE	13.74	13.69	14.51	14.82	15.25
Residential real estate	28.02	27.76	25.66	24.46	24.76
Total Real Estate	70.17	69.25	70.05	70.29	69.52
Consumer:
Auto	8.98	8.07	7.30	8.55	7.52
Non-Auto	1.80	1.93	2.16	2.30	2.30
Total Consumer	10.77	10.00	9.46	10.85	9.82
Total	100.00%	100.00%	100.00%	100.00%	100.00%

Interest-Bearing Demand Deposits in Banks. The Company had interest-bearing demand deposits in banks of $826.95 million at December 31, 2025 and $503.42 million at December 31, 2024, respectively. At December 31, 2025, our interest-bearing deposits in banks included $820.75 million maintained at the Federal Reserve Bank of Dallas and $6.20 million on deposit with the Federal Home Loan Bank of Dallas (FHLB). The average balance of interest-bearing deposits in banks was $329.39 million, $253.39 million and $115.79 million in 2025, 2024 and 2023, respectively. The average yield on interest-bearing deposits in banks was 4.26%, 5.23% and 5.09% in 2025, 2024 and 2023, respectively.

Available-for-Sale Securities. At December 31, 2025, securities with a fair value of $5.51 billion were classified as securities AFS. There were no securities classified as held-to-maturity at December 31, 2025 and 2024. As compared to December 31, 2024, the AFS portfolio at December 31, 2025, reflected (i) an increase of $802.36 million in mortgage-backed securities; (ii) an increase of $311.13 million in obligations of states and political subdivisions; (iii) a decrease of $212.75 million in U.S. Treasury securities; and (iv) a decrease of $4.39 million in corporate bonds and other securities. As compared to December 31, 2023, the AFS portfolio at December 31, 2024, reflected (i) a decrease of $208.67 million in U.S. Treasury securities (ii) a decrease of $56.91 million in obligations of states and political subdivisions; (iii) an increase of $149.87 million in mortgage-backed securities; and (iv) an increase of $711 thousand in corporate bonds and other securities. Securities AFS included an unrealized loss fair value adjustment of $342.03 million, $537.55 million and $510.92 million at December 31, 2025, 2024, and 2023, respectively. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See the below table and Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2025 and 2024.

Maturities and Yields of Available-for-Sale Held at December 31, 2025 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$60,813	1.38%	$—	—%	$—	—%	$—	—%	$60,813	1.38%
Obligations of states and political subdivisions	64,698	4.09	664,138	2.60	593,053	4.17	429,484	2.78	1,751,373	3.23
Corporate bonds and other securities	37,544	3.12	63,735	2.26	—	—	—	—	101,279	2.58
Mortgage-backed securities	22,114	2.61	1,823,934	3.19	1,586,520	2.99	168,080	2.66	3,600,648	3.07
Total	$185,169	2.83%	$2,551,807	3.01%	$2,179,573	3.31%	$597,564	2.75%	$5,514,113	3.10%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 21%. Yields on AFS securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.

As of December 31, 2025, the investment portfolio had an overall tax equivalent yield of 3.10%, a weighted average life of 6.54 years and modified duration of 5.43 years. At December 31, 2024, the investment portfolio had an overall tax equivalent yield of 2.55%, a weighted average life of 7.03 years and modified duration of 5.82 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $13.35 billion as of December 31, 2025, as compared to $12.10 billion as of December 31, 2024 and $11.14 billion as of December 31, 2023. The table below provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $250,000 or more:

Composition of Average Deposits and Remaining Maturity of Time Deposits of $250,000 or More (in thousands, except percentages):

	2025		2024		2023
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,381,632	—%	$3,316,040	—%	$3,632,559	—%
Interest-bearing deposits
Interest-bearing checking	4,614,246	2.10	4,088,349	2.23	3,321,139	1.36
Savings and money market accounts	3,568,805	2.08	3,115,728	2.19	3,018,102	1.74
Time deposits under $250,000	561,803	3.05	599,358	3.58	536,884	3.05
Time deposits of $250,000 or more	340,164	3.32	363,420	3.86	312,046	3.44
Total interest-bearing deposits	9,085,018	2.20%	8,166,855	2.39%	7,188,171	1.74%
Total average deposits	$12,466,650		$11,482,895		$10,820,730
Total cost of deposits		1.60%		1.70%		1.15%

The table below outlines the maturity of time deposits of $250,000 or more (in thousands):

As of December 31, 2025
Three months or less	$190,124
Over three through six months	88,060
Over six through twelve months	53,841
Over twelve months	20,961
Total time deposits of $250,000 or more	$352,986

The estimated amount of uninsured and uncollateralized deposits including related interest accrued and unpaid is approximately $4.03 billion, or 30.23% of total deposits, as of December 31, 2025.

Borrowings. Included in borrowings were federal funds purchased, advances from the FHLB and other borrowings of $21.68 million, $135.60 million and $22.15 million at December 31, 2025, 2024 and 2023, respectively. The average balance of federal funds purchased, advances from the FHLB and other borrowings were $44.75 million, $54.94 million and $81.26 million during 2025, 2024 and 2023, respectively. The average rates paid on these borrowings were 2.76%, 3.47% and 4.05% during the years ended December 31, 2025, 2024 and 2023, respectively.

Repurchase Agreements. Securities sold under repurchase agreements were $62.96 million, $61.42 million and $381.93 million at December 31, 2025, 2024 and 2023, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowing. The average balances of securities sold under repurchase agreements were $53.75 million, $173.07 million and $568.21 million in 2025, 2024 and 2023, respectively. The average balances of securities sold under repurchase agreements has decreased from the prior year related to the timing of customers moving funds to IntraFi deposit accounts throughout 2024. The average rates paid on securities sold under repurchase agreements were 1.60%, 3.16% and 2.84% for the years ended December 31, 2025, 2024 and 2023, respectively. The weighted average interest rate on federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was 1.46%, 2.01% and 3.27% at December 31, 2025, 2024 and 2023, respectively. The highest amount of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB at any month-end during 2025, 2024 and 2023 was $197.51 million, $563.28 million and $822.98 million, respectively.

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

	Percentage change in net interest income:
Change in interest rates:	December 31,
(in basis points)	2025	2024
+200	3.45%	0.64%
+100	1.83%	0.42%
-100	(1.44)%	(3.08)%
-200	(2.86)%	(6.50)%

The results for the net interest income simulations as of December 31, 2025 and December 31, 2024 resulted in an asset sensitive position. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

The fair value of our investment securities classified as available-for-sale totaled $5.51 billion at December 31, 2025. During the year ended December 31, 2025, the corresponding unrealized loss before taxes on the portfolio of $537.55 million at December 31, 2024, declined to an unrealized loss before taxes of $342.03 million at December 31, 2025, which is recorded net of taxes in accumulated other comprehensive earnings (loss) in shareholders' equity. The unrealized gains or losses, net of taxes, on the portfolio are excluded from the calculation of all regulatory capital ratios. The improvement in the fair value was driven by changes in interest rates based on expected actions by the Federal Reserve Board and other market conditions. The overall valuation of the portfolio is most correlated to the 5-year U.S. Treasury rates based on the composition and duration of the portfolio. At December 31, 2025, the 5-year U.S. Treasury rate was 3.72% compared to 4.39% at December 31, 2024, representing a 66 basis point decrease during the year. As of December 31, 2025, an increase of 100 basis points in the 5-year U.S. Treasury rate would result in an increase to unrealized losses by approximately $259.83 million before taxes, while a 100 basis point decrease in the same rate would result in a decrease to unrealized losses by approximately $228.37 million before taxes. The Company does not intend to sell any impaired available for sale securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity.

Capital and Liquidity

Capital. We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $1.92 billion, or 12.41% of total assets at December 31, 2025, as compared to $1.61 billion, or 11.49% of total assets at December 31, 2024. Included in shareholders’ equity were $269.94 million and $424.29 million at December 31, 2025 and 2024, respectively, in unrealized losses on investment securities AFS, net of related income taxes. Unrealized gains and losses on investment securities AFS are excluded from and do not impact regulatory capital. During 2025, total shareholders’ equity averaged $1.74 billion, or 12.08% of average assets, as compared to $1.54 billion, or 11.56% of average assets during 2024.

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

As of December 31, 2025 and 2024, we had a total risk-based capital ratio of 21.17% and 20.00%, a Tier 1 capital to risk-weighted assets ratio of 19.99% and 18.83%, a common equity Tier 1 capital to risk-weighted ratio of 19.99% and 18.83% and a Tier 1 leverage ratio of 12.55% and 12.49%, respectively. The regulatory capital ratios as of December 31, 2025 and 2024 were calculated under Basel III Rules.

Our subsidiary bank made the election to continue to exclude accumulated other comprehensive income from capital in connection with its March 31, 2015 quarterly financial filing and, in effect, to retain the accumulated other comprehensive income treatment under the prior capital rules.

Liquidity. Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and other borrowings, which amounted to $84.64 million at December 31, 2025, and an unfunded $50.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2027 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $175.00 million. At December 31, 2025, there were no amounts drawn on these lines of credit. Our subsidiary bank also has (i) an available line of credit with the FHLB totaling $2.31 billion at December 31, 2025, secured by portions of our loan portfolio and certain investment securities; and (ii) access to approximately $1.85 billion at the Federal Reserve Bank of Dallas discount window lending program secured by portions of certain investment securities and portions of our loan portfolio. At December 31, 2025, there was $670.00 million used on the FHLB line advance for undisbursed commitments (letters of credit) used to secure public funds.

The Company renewed and amended its loan agreement, effective June 30, 2025, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $50.00 million on a revolving line of credit. See Note 8 - Line of Credit in the accompanying notes to consolidated financial statements regarding further information on this line of credit.

In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company, which totaled $138.86 million at December 31, 2025, investment securities which totaled $1.12 million at December 31, 2025 with maturities over 4 to 5 years, available dividends from our subsidiaries which totaled $366.54 million at December 31, 2025, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

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

In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements for the expected timing of such payments as of December 31, 2025. These payments related to time deposits with stated maturity dates (Note 7 - Deposits and Borrowings) and operating leases (Note 11 - Commitments and Contingencies). In addition, we have construction contracts with remaining future minimum contractual obligations of approximately $4.89 million in 2026.

Off-Balance Sheet/Reserve for Unfunded Commitments. We are a party to financial instruments with off-balance sheet (“OBS”) risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At December 31, 2025, the Company’s reserve for unfunded commitments totaled $6.39 million which is recorded in other liabilities.

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

See further disclosure of the unfunded lines of credit, unfunded commitments to extend credit and standby letters of credit (Note 12 - Financial Instruments with Off-Balance-Sheet Risk). Future notional amounts committed are $904.09 million in less than one year, $445.74 million in more than one year but less than three years and $442.28 million thereafter.

We believe we have no other OBS arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At December 31, 2025, $366.54 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends to us of $149.40 million in 2025 and $55.50 million in 2024.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% to 50% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 42.38%, 46.06% and 50.96% of net earnings, respectively, in 2025, 2024 and 2023. Given our current capital position, projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

Quarterly Results of Operations (in thousands, except per share and common stock data):

The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in the fiscal years of 2025 and 2024. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	2025
	4th	3rd	2nd	1st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	$182,869	$179,692	$172,810	$167,110
Interest expense	51,501	52,691	49,080	48,321
Net interest income	131,368	127,001	123,730	118,789
Provision for credit losses	(2,486)	24,435	3,132	3,528
Net interest income after provision for credit losses	133,854	102,566	120,598	115,261
Noninterest income	33,349	34,264	32,873	30,230
Noninterest expense	77,650	73,666	71,735	70,335
Earnings before income taxes	89,553	63,164	81,736	75,156
Income tax expense	16,239	10,897	15,078	13,810
Net earnings	$73,314	$52,267	$66,658	$61,346
Per Share Data:
Earnings per share, basic	$0.51	$0.37	$0.47	$0.43
Earnings per share, diluted	0.51	0.36	0.47	0.43
Cash dividends declared	0.19	0.19	0.19	0.18
Book value at period-end	13.39	12.78	12.14	11.75
Common stock sales price:
High	$33.74	$37.98	$37.48	$38.52
Low	29.86	33.62	31.30	34.78
Close	29.87	33.65	35.98	35.92

	2024
	4th	3rd	2nd	1st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	$165,792	$159,958	$153,673	$149,495
Interest expense	49,675	52,849	50,400	49,253
Net interest income	116,117	107,109	103,273	100,242
Provision for credit losses	1,003	6,123	5,888	808
Net interest income after provision for credit losses	115,114	100,986	97,385	99,434
Noninterest income	30,977	32,362	31,268	29,383
Noninterest expense	70,099	66,012	65,012	63,940
Earnings before income taxes	75,992	67,336	63,641	64,877
Income tax expense	13,671	12,028	11,156	11,480
Net earnings	$62,321	$55,308	$52,485	$53,397
Per Share Data:
Earnings per share, basic	$0.44	$0.39	$0.37	$0.37
Earnings per share, diluted	0.43	0.39	0.37	0.37
Cash dividends declared	0.18	0.18	0.18	0.18
Book value at period-end	11.24	11.63	10.63	10.44
Common stock sales price:
High	$44.66	$39.53	$32.73	$33.15
Low	35.13	28.35	27.62	27.06
Close	36.05	37.01	29.53	32.81

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

First Financial Bankshares, Inc. and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2025, the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, is effective based on those criteria.

Ernst & Young LLP, Dallas, Texas, (U.S. PCAOB Auditor Firm I.D.: 42), the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025. The report, which expresses an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025, is included below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Financial Bankshares, Inc.

Opinion on Internal Control over Financial Reporting

We have audited First Financial Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, First Financial Bankshares, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive earnings (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025 and the related notes and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

February 25, 2026

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2026 Annual Meeting of Shareholders which will be filed with the SEC not later than 120 days after December 31, 2025.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2026 Annual Meeting of Shareholders which will be filed with the SEC not later than 120 days after December 31, 2025.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 related to security ownership of certain beneficial owners and management is hereby incorporated by reference from our proxy statement for our 2026 Annual Meeting of Shareholders. The following chart gives aggregate information under our equity compensation plans as of December 31, 2025. Additional information regarding stock-based compensation plans is presented in Note 17 – Stock Based Compensation in the notes to consolidated financial statements.

	Number of Shares To be Issued Upon Exercise or Vesting of Outstanding Awards		Weighted Average Exercise Price of Outstanding Awards		Number of Shares Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Far Left Column)
Equity compensation plans approved by security holders	1,883,398	(1)	$34.10	(2)	901,862
Equity compensation plans not approved by security holders	—		—		—
Total	1,883,398		$34.10		901,862

(1)
Includes 1,545,453 shares related to stock options, 24,876 shares related to non-vested restricted stock, 81,707 shares related to restricted stock units and 231,362 shares related to performance stock units (assuming attainment of the maximum payout rate as set forth by the performance criteria).
(2)
Excludes outstanding restricted stock and stock units which are exercised for no consideration.

The remainder of the information required by Item 12 is incorporated by reference from our proxy statement for our 2026 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2026 Annual Meeting of Shareholders which will be filed with the SEC not later than 120 days after December 31, 2025.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2026 Annual Meeting of Shareholders which will be filed with the SEC not later than 120 days after December 31, 2025.

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

10.4	—

First Amendment to Loan Agreement, dated June 30, 2025, between First Financial Bankshares, Inc. and Frost Bank
(incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K filed July 7, 2025).

10.5	—

Renewal Promissory Note (Revolving), dated June 30, 2025, between First Financial Bankshares, Inc. and Frost Bank
(incorporated by reference from Exhibit 10.2 of the Registrant's Form 8-K filed July 7, 2025).

5

10.6	—	Form of Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-Q filed November 4, 2024).++

10.7	—

First Financial Bankshares, Inc. Supplemental Executive Retirement Plan, as amended and restated, effective July 26, 2022 (incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K filed July 29, 2022).++

10.8	—	Transition and Retirement Agreement (incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K filed January 29, 2026).++

19.1	—	First Financial Bankshares Policy Prohibiting Insider Trading and Unauthorized Disclosure of Information to Others.*

21.1	—	Subsidiaries of Registrant.*

23.1	—	Consent of Ernst & Young LLP.*

24.1	—	Power of Attorney (included on signature page of this Form 10-K).*

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.+

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.+

97.1	—	First Financial Bankshares, Inc. Compensation Recovery Policy.*

101.INS	—	Inline XBRL Instance Document. – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.*

101.SCH	—	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.*

104	—	The cover page for the Company's Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL and contained in Exhibit 101

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

FIRST FINANCIAL BANKSHARES, INC.

Date: February 25, 2026	By:	/s/ David W. Bailey
David W. Bailey
Chief Executive Officer (Principal Executive Officer)
and President

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

Name	Title	Date
/s/ David W. Bailey	Chief Executive Officer (Principal	February 25, 2026
David W. Bailey	Executive Officer) and President

/s/ Michelle S. Hickox	Executive Vice President and Chief	February 25, 2026
Michelle S. Hickox	Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ F. Scott Dueser	Executive Chairman of the Board, Director	February 25, 2026
F. Scott Dueser

/s/ Vianei Lopez Braun	Director	February 25, 2026
Vianei Lopez Braun

/s/ David L. Copeland	Director	February 25, 2026
David L. Copeland

/s/ Sally Pope Davis	Director	February 25, 2026
Sally Pope Davis

/s/ Michael B. Denny	Director	February 25, 2026
Michael B. Denny

/s/ Murray H. Edwards	Director	February 25, 2026
Murray H. Edwards

/s/ Geoff Haney	Director	February 25, 2026
Geoff Haney

/s/ Eli Jones, Ph.D.	Director	February 25, 2026
Eli Jones, Ph.D.

/s/ I. Tim Lancaster	Director	February 25, 2026
I. Tim Lancaster

/s/ Kade L. Matthews	Director	February 25, 2026
Kade L. Matthews

/s/ Robert C. Nickles	Director	February 25, 2026
Robert C. Nickles

/s/ Blake M. Poutra	Director	February 25, 2026
Blake M. Poutra

/s/ Johnny E. Trotter	Director	February 25, 2026
Johnny E. Trotter

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Financial Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive earnings (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

Allowance for Credit Losses

Description of the Matter

As of December 31, 2025, the Company’s loan portfolio totaled $8.2 billion and the related allowance for credit losses (ACL) was $105.5 million. As discussed in Notes 1 and 3 of the consolidated financial statements, the ACL is an amount which represents management’s best estimate of expected credit losses over the contractual life of the Company’s loan portfolio as of the balance sheet date. The ACL includes credit loss estimates for loans evaluated using common risk characteristics such as financial asset type, collateral type, and industry of the borrower. The Company uses a discounted cash flow method, incorporating historical losses that are correlated to economic variables that are determined to be the most relevant indicators of expected losses. Those economic variables are forecasted over the reasonable and supportable forecast period to determine the current expected credit losses. Qualitative adjustments are then made to account for factors that management does not believe are captured within the CECL quantitative models.

Auditing management’s ACL estimate involved a high degree of subjectivity due to the judgment involved in determining the qualitative adjustments included in the estimate.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls for estimating the allowance for credit losses, including the models used and the qualitative adjustments made to establish the ACL. We tested controls over the model methodology, including the qualitative adjustment methodology, the monitoring procedures performed over the models, the identification and the measurement of the qualitative adjustments, the reliability and accuracy of data used to estimate the qualitative adjustments, and management’s review and approval of the qualitative adjustments.

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

Dallas, Texas

February 25, 2026

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2025 and 2024

(Dollars in thousands, except share and per share amounts)

	2025	2024
ASSETS
CASH AND DUE FROM BANKS	$249,466	$259,996
FEDERAL FUNDS SOLD	1,575	—
INTEREST-BEARING DEMAND DEPOSITS IN BANKS	826,947	503,417
Total cash and cash equivalents	1,077,988	763,413
SECURITIES AVAILABLE-FOR-SALE, at fair value (amortized cost of these securities was $5,856,138 and $5,155,305 as of December 31, 2025 and 2024, respectively)	5,514,113	4,617,759
LOANS:
Held-for-investment	8,158,276	7,913,098
Less – allowance for credit losses	(105,536)	(98,325)
Net loans held-for-investment	8,052,740	7,814,773
Held-for-sale ($25,431 and $7,793 at fair value as of December 31, 2025 and 2024, respectively)	29,992	8,235
BANK PREMISES AND EQUIPMENT, net	149,985	151,904
INTANGIBLE ASSETS, net	313,652	314,004
OTHER ASSETS	308,006	309,330
Total assets	$15,446,476	$13,979,418
LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$3,401,057	$3,348,041
INTEREST-BEARING DEPOSITS	9,944,472	8,751,133
Total deposits	13,345,529	12,099,174
DIVIDENDS PAYABLE	27,223	25,753
REPURCHASE AGREEMENTS	62,956	61,416
BORROWINGS	21,680	135,603
OTHER LIABILITIES	71,771	50,912
Total liabilities	13,529,159	12,372,858
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
COMMON STOCK—$0.01 par value; authorized 200,000,000 shares; 143,213,102 and 142,944,704 shares issued at December 31, 2025 and 2024, respectively	1,432	1,429
CAPITAL SURPLUS	699,631	689,338
RETAINED EARNINGS	1,486,194	1,340,082
TREASURY STOCK (shares at cost: 936,268 and 929,735 at December 31, 2025 and 2024, respectively)	(14,274)	(12,905)
DEFERRED COMPENSATION	14,274	12,905
ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS), net	(269,940)	(424,289)
Total shareholders’ equity	1,917,317	1,606,560
Total liabilities and shareholders’ equity	$15,446,476	$13,979,418

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Earnings

December 31, 2025, 2024 and 2023

(Dollars in thousands, except share and per share amounts)

	2025	2024	2023
INTEREST INCOME:
Interest and fees on loans	$544,264	$502,945	$405,939
Interest on investment securities:
Taxable	106,046	81,626	79,925
Exempt from federal income tax	37,740	30,908	36,194
Interest on federal funds sold and interest-bearing deposits in banks	14,430	13,439	6,012
Total interest income	702,480	628,918	528,070
INTEREST EXPENSE:
Interest on deposits	199,496	194,800	124,830
Interest on borrowings	2,097	7,377	19,431
Total interest expense	201,593	202,177	144,261
Net interest income	500,887	426,741	383,809
PROVISION FOR CREDIT LOSSES	28,609	13,821	10,631
Net interest income after provisions for credit losses	472,278	412,920	373,178
NONINTEREST INCOME:
Trust fees	51,861	47,449	40,456
Service charges on deposit accounts	24,889	24,988	25,378
Debit card fees	21,310	21,070	21,721
Credit card fees	2,661	2,537	2,645
Gain on sale and fees on mortgage loans	15,550	13,183	11,890
Net loss on sale of available-for-sale securities	—	—	(7,119)
Net gain (loss) on sale of foreclosed assets	31	(51)	46
Net gain on sale of assets	6	484	1,525
Interest on loan recoveries	3,594	3,010	2,055
Other	10,814	11,319	9,406
Total noninterest income	130,716	123,989	108,003
NONINTEREST EXPENSE:
Salaries, commissions and employee benefits	174,551	153,296	131,915
Net occupancy expense	14,323	14,579	13,766
Equipment expense	9,321	9,065	8,545
FDIC insurance premiums	6,490	6,498	7,749
Debit card expense	13,456	12,768	12,933
Professional and service fees	11,179	10,690	9,810
Printing, stationery and supplies	1,939	1,364	2,454
Operational and other losses	4,800	3,741	3,842
Software amortization and expense	16,496	13,523	10,288
Amortization of intangible assets	352	618	912
Other	40,484	38,921	35,668
Total noninterest expense	293,391	265,063	237,882
EARNINGS BEFORE INCOME TAXES	309,603	271,846	243,299
INCOME TAX EXPENSE	56,024	48,335	44,322
NET EARNINGS	$253,579	$223,511	$198,977
NET EARNINGS PER SHARE, BASIC	$1.77	$1.56	$1.39
NET EARNINGS PER SHARE, DILUTED	$1.77	$1.56	$1.39
DIVIDENDS PER SHARE	$0.75	$0.72	$0.71

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings (Loss)

Years Ended December 31, 2025, 2024 and 2023

(Dollars in thousands)

	2025	2024	2023
NET EARNINGS	$253,579	$223,511	$198,977
OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain (loss) on investment securities available-for- sale, before income taxes	195,378	(26,571)	159,881
Reclassification adjustment for realized gains (loss) on investment securities included in net earnings, before income taxes	—	—	7,119
Total other items of comprehensive earnings (losses)	195,378	(26,571)	167,000
Income tax benefit (expense) related to:
Change in unrealized gain (loss) on investment securities available-for- sale	(41,029)	5,580	(33,575)
Reclassification adjustment for realized gains (loss) on investment securities included in net earnings	—	—	(1,495)
Total income tax benefit (expense)	(41,029)	5,580	(35,070)
COMPREHENSIVE EARNINGS	$407,928	$202,520	$330,907

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2025, 2024 and 2023

(Dollars in thousands)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Total Comprehensive Earnings	Total Shareholders’
	Shares	Amounts	Surplus	Earnings	Shares	Amounts	Compensation	(Loss), net	Equity
BALANCE, December 31, 2022	142,657,871	$1,427	$677,593	$1,121,945	(929,210)	$(11,035)	$11,035	$(535,228)	$1,265,737
Net earnings	—	—	—	198,977	—	—	—	—	198,977
Stock option exercises/stock unit conversions/restricted stock activity	160,405	1	2,131	—	—	—	—	—	2,132
Cash dividends declared, $0.71 per share	—	—	—	(101,397)	—	—	—	—	(101,397)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	131,930	131,930
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(942)	(820)	820	—	—
Stock-based compensation expense	—	—	4,256	—	—	—	—	—	4,256
Shares repurchased and retired under stock repurchase authorization	(101,337)	(1)	(2,734)	—	—	—	—	—	(2,735)
BALANCE, December 31, 2023	142,716,939	$1,427	$681,246	$1,219,525	(930,152)	$(11,855)	$11,855	$(403,298)	$1,498,900
Net earnings	—	—	—	223,511	—	—	—	—	223,511
Stock option exercises/stock unit conversions/restricted stock activity	227,765	2	3,158	—	—	—	—	—	3,160
Cash dividends declared, $0.72 per share	—	—	—	(102,954)	—	—	—	—	(102,954)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	(20,991)	(20,991)
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	417	(1,050)	1,050	—	—
Stock-based compensation expense	—	—	4,934	—	—	—	—	—	4,934
BALANCE, December 31, 2024	142,944,704	$1,429	$689,338	$1,340,082	(929,735)	$(12,905)	$12,905	$(424,289)	$1,606,560
Net earnings	—	—	—	253,579	—	—	—	—	253,579
Stock option exercises/stock unit conversions/restricted stock activity	268,398	3	3,374	—	—	—	—	—	3,377
Cash dividends declared, $0.75 per share	—	—	—	(107,467)	—	—	—	—	(107,467)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	154,349	154,349
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(6,533)	(1,369)	1,369	—	—
Stock-based compensation expense	—	—	6,919	—	—	—	—	—	6,919
BALANCE, December 31, 2025	143,213,102	$1,432	$699,631	$1,486,194	(936,268)	$(14,274)	$14,274	$(269,940)	$1,917,317

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2025, 2024 and 2023

(Dollars in thousands)

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$253,579	$223,511	$198,977
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,650	13,427	12,578
Provision for credit losses	28,609	13,821	10,631
Securities premium amortization, net	38,048	44,730	52,343
(Gain) loss on sale of securities and other assets, net	(37)	(433)	5,548
Stock-based compensation	6,919	4,934	4,256
Net tax benefit from stock-based compensation	493	361	319
Deferred federal income tax benefit	(548)	(620)	(359)
Change in loans held-for-sale	(21,137)	5,855	(2,239)
Change in other assets	(21,673)	(7,122)	(3,895)
Change in other liabilities	1,542	11,177	6,663
Total adjustments	45,866	86,130	85,845
Net cash provided by operating activities	299,445	309,641	284,822
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities and other investments:
Sales	—	—	411,134
Maturities	8,115,089	6,643,108	4,443,813
Purchases	(8,853,967)	(6,599,462)	(4,005,743)
Net increase in loans held-for-investment	(266,979)	(765,702)	(708,432)
Purchases of bank premises and equipment	(13,439)	(16,720)	(17,251)
Proceeds from sale of bank premises and equipment and other assets	3,074	1,898	3,771
Net cash provided by (used in) investing activities	(1,016,222)	(736,878)	127,292
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	53,016	(87,545)	(626,202)
Net increase in interest-bearing deposits	1,193,339	1,048,419	758,995
Net increase (decrease) in repurchase agreements and borrowings	(112,383)	(207,062)	(238,426)
Common stock transactions:
Proceeds from stock option exercises/stock unit conversions/restricted stock activity	3,377	3,160	2,133
Dividends paid	(105,997)	(102,913)	(99,965)
Repurchases of stock	—	—	(2,736)
Net cash provided by (used in) financing activities	1,031,352	654,059	(206,201)
NET INCREASE IN CASH AND CASH EQUIVALENTS	314,575	226,822	205,913
CASH AND CASH EQUIVALENTS, beginning of year	763,413	536,591	330,678
CASH AND CASH EQUIVALENTS, end of year	$1,077,988	$763,413	$536,591
SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	202,828	205,483	135,167
Taxes paid	61,126	41,098	46,677
Schedule of noncash investing and financing activities:
Assets acquired through foreclosure	2,507	1,899	499
Net increase in capital commitments relating to low-income housing project investments	21,114	—	—

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company”, “we” or “us”) is a financial holding company which owns all of the capital stock of one bank with 79 locations located in Texas as of December 31, 2025. The Company’s subsidiary bank is First Financial Bank. The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which First Financial Bank is located. In addition, the Company also owns First Financial Trust & Asset Management Company, First Financial Insurance Agency, Inc. (inactive), First Technology Services, Inc., FFB Investment Paris Fund, LLC and FFB Portfolio Management, Inc.

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

Stock Repurchase

On July 22, 2025, the Company’s Board of Directors extended the authorization to repurchase up to 5,000,000 common shares through July 31, 2026. The prior authorization had been in place since July 27, 2021. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades, or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. There were no repurchases during 2024 or 2025.

Trust Assets

Property held for customers in a fiduciary capacity, other than trust cash on deposit at the Bank, is not included in the accompanying consolidated financial statements since such items are not assets of the Company.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of securities and report accrued interest separately in other assets on the consolidated balance sheets. A security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to securities reversed against interest income for the years ended December 31, 2025 or 2024.

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

At December 31, 2025 and 2024, no allowance for credit losses on available-for-sale securities was recorded.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

Allowance for Credit Losses – Held-to-Maturity Securities

At December 31, 2025 and 2024, the Company held no securities that were classified as held-to-maturity.

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

Further information regarding our accounting policies related to past due loans, nonaccrual loans and loan modifications is presented in Note 3.

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

Years Ended December 31, 2025, 2024 and 2023

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

Allowance for Credit Losses—Loans

The allowance for credit losses (“allowance” or “ACL”) is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans. The ACL represents an amount which, in management’s judgment, is appropriate to absorb the lifetime expected credit losses that may be experienced on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The allowance for credit losses is measured and recorded upon the initial recognition of a financial asset. Determination of the appropriateness of the allowance is inherently complex and requires the use of significant and highly subjective estimates. Loans are charged-off against the allowance when deemed uncollectible by management. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses.

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

Years Ended December 31, 2025, 2024 and 2023

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

Allowance for Credit Losses—Off-Balance-Sheet/Reserve for Unfunded Commitments

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. These obligations include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses. At December 31, 2025 and 2024, the Company’s reserve for unfunded commitments totaled $6,387,000 and $8,677,000, respectively, which is included in other liabilities in the consolidated balance sheet.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

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

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year and totaled $313,481,000 at both December 31, 2025 and 2024, respectively. There was no impairment recorded for the years ended December 31, 2025, 2024 and 2023.

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

Years Ended December 31, 2025, 2024 and 2023

Accumulated Other Comprehensive Income (Loss)

Unrealized net losses on the Company’s available-for-sale securities, net of applicable income taxes, totaled $269,940,000 and $424,289,000 at December 31, 2025 and December 31, 2024, respectively, are included in accumulated other comprehensive earnings (loss) as a separate component of shareholders' equity.

Revenue from Contracts with Customers

The Company derives a portion of its revenue from loan and investment income which are excluded from the scope of FASB ASC 606, Revenue from Contracts with Customers ("Topic 606"). Substantially all sources of banking revenue are recognized either by transaction (ATM, interchange, wire transfer, card fees, etc.) or when the Company charges a customer for a service that has already been rendered (monthly service charges, account fees, monthly trust management fees, monthly premise rental income, etc.). Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Other non-interest income primarily includes items such as gains on the sale of loans held for sale and servicing fees, none of which are subject to the requirements of Topic 606.

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

Per Share Data

Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common stock shares outstanding during the period. The Company calculates diluted EPS assuming all outstanding stock options to purchase common shares and unvested restricted stock shares have been exercised and/or vested at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is determined by application of the treasury stock method, whereby the proceeds from the exercised options and unearned compensation for restricted stock are assumed to be used to purchase common shares at the average market price during the respective year. Anti-dilutive shares for the years ended December 31, 2025, 2024, and 2023, were 448,000, 503,000 and 473,000, respectively, and were excluded from the computation of EPS. The following table reconciles the computation of basic EPS to diluted EPS:

For the Year Ended December 31, 2025:	Net Earnings (in thousands)	Weighted Average Shares	Per Share Amount
Net earnings per share, basic	$253,579	143,065,368	$1.77
Effect of stock options and stock grants	—	382,620	—
Net earnings per share, diluted	$253,579	143,447,988	$1.77
For the Year Ended December 31, 2024:
Net earnings per share, basic	$223,511	142,822,880	$1.56
Effect of stock options and stock grants	—	409,640	—
Net earnings per share, diluted	$223,511	143,232,520	$1.56
For the Year Ended December 31, 2023:
Net earnings per share, basic	$198,977	142,688,585	$1.39
Effect of stock options and stock grants	—	250,392	—
Net earnings per share, diluted	$198,977	142,938,977	$1.39

Other Recently Issued and Effective Authoritative Accounting Guidance

ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires entities to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. Public business entities (PBEs) are required to provide this incremental detail in a numerical, tabular format. The ASU also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction; pretax income (or loss) from continuing operations; and income tax expense (or benefit). ASU 2023-09 became effective for our annual financial statements in 2025. ASU 2023-09 did not have a significant effect on the financial statements and is included on a prospective basis in Note 9.

ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 will be effective, on a prospective basis, for our 2027 annual report and interim periods thereafter. The Company is evaluating the impact of this ASU and does not believe it will have a significant impact on the Company's financial statements.

ASU 2025-08, "Financial Instruments - Credit Losses (Topic 326): Purchased Loans.” ASU 2025-08 amends the guidance on the accounting for certain purchased loans. The new guidance makes significant changes to the accounting for certain acquired seasoned loans subject to the current expected credit loss model. The amendments in ASU 2025-08 apply prospectively and will be effective for the Company beginning January 1, 2027, with early adoption permitted, and is not expected to have a significant impact on the Company’s financial statements.

ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements.” ASU 2025-11 is intended to provide clarity about the current interim reporting requirements, provides a list of the interim disclosures required by all other Codification topics and establishes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASC 2025-11 will be effective for the Company beginning January 1, 2028, with early adoption permitted, and is not expected to have a significant impact on the Company’s financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

2. SECURITIES:

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, allowance for credit losses and the fair value of available-for-sale securities are as follows (dollars in thousands):

	December 31, 2025
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasury securities	$61,136	$1	$(324)	$60,813
Obligations of state and political subdivisions	1,851,327	13,943	(113,897)	1,751,373
Residential mortgage-backed securities	2,856,717	7,768	(253,075)	2,611,410
Commercial mortgage-backed securities	982,567	9,801	(3,130)	989,238
Corporate bonds and other	104,391	23	(3,135)	101,279
Total securities available-for-sale	$5,856,138	$31,536	$(373,561)	$5,514,113

	December 31, 2024
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasury securities	$278,155	$2	$(4,595)	$273,562
Obligations of state and political subdivisions	1,578,749	338	(138,842)	1,440,245
Residential mortgage-backed securities	2,729,096	184	(378,746)	2,350,534
Commercial mortgage-backed securities	457,311	99	(9,658)	447,752
Corporate bonds and other	111,994	50	(6,378)	105,666
Total securities available-for-sale	$5,155,305	$673	$(538,219)	$4,617,759

The Company did not hold any securities classified as held-to-maturity for the years ended December 31, 2025 and 2024.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at December 31, 2025, were computed by using scheduled amortization of balances and historical prepayment rates.

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2025, by contractual maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value
Due within one year	$186,274	$185,169
Due after one year through five years	2,651,221	2,551,807
Due after five years through ten years	2,345,185	2,179,573
Due after ten years	673,458	597,564
Total	$5,856,138	$5,514,113

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

The following tables disclose, as of December 31, 2025 and 2024, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
December 31, 2025	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury Securities	$—	$—	$59,815	$(324)	$59,815	$(324)
Obligations of state and political subdivisions	6,245	(387)	1,363,145	(113,510)	1,369,390	(113,897)
Residential mortgage-backed securities	63,311	(120)	1,996,200	(252,955)	2,059,511	(253,075)
Commercial mortgage-backed securities	188,241	(599)	152,452	(2,531)	340,693	(3,130)
Corporate bonds and other	4,987	(1)	63,382	(3,134)	68,369	(3,135)
Total	$262,784	$(1,107)	$3,634,994	$(372,454)	$3,897,778	$(373,561)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury Securities	$—	$—	$271,088	$(4,595)	$271,088	$(4,595)
Obligations of state and political subdivisions	56,777	(1,224)	1,361,628	(137,618)	1,418,405	(138,842)
Residential mortgage-backed securities	198,385	(4,990)	2,048,727	(373,756)	2,247,112	(378,746)
Commercial mortgage-backed securities	196,640	(2,249)	190,189	(7,409)	386,829	(9,658)
Corporate bonds and other	4,871	(44)	95,840	(6,334)	100,711	(6,378)
Total	$456,673	$(8,507)	$3,967,472	$(529,712)	$4,424,145	$(538,219)

The number of investments in an unrealized loss position totaled 668 at December 31, 2025. Any unrealized losses in the U.S. treasuries and government agencies, state and municipal, mortgage-backed and asset-backed investment securities at December 31, 2025 are due to changes in interest rates and not credit-related events. As such, no allowance for credit losses is required at December 31, 2025. Unrealized losses on investment securities are expected to recover over time as these securities approach maturity. The Company does not intend to sell any impaired available for sale securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers, which may be maturity. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At December 31, 2025 and 2024, 72.57% and 67.17%, respectively, of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 55.25% and 55.77%, respectively, were guaranteed by the Texas Permanent School Fund.

Securities, carried at approximately $2,748,670,000 and $2,545,822,000 on December 31, 2025 and 2024, respectively, were pledged as collateral for public or trust fund deposits, repurchase agreements, borrowings and for other purposes required or permitted by law.

During 2025 and 2024, there were no sales of investment securities that were classified as available-for-sale. During 2023, sales of investment securities that were classified as available-for-sale totaled $411,134,000. There were no gross realized securities gains or losses from sales during 2025 and 2024. Gross realized gains from 2023 securities sales were $1,699,000. Gross realized losses from securities sales during 2023 were $8,818,000.

The specific identification method was used to determine cost in order to compute the realized gains and losses.

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES:

For the year ended December 31, 2025, the tables to follow outline the Company’s loan portfolio by the ten portfolio segments where applicable.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

Loans held-for-investment by portfolio segment are as follows (dollars in thousands):

	December 31,
	2025	2024
Commercial:
C&I	$1,116,461	$1,176,993
Municipal	342,501	369,246
Total Commercial	1,458,962	1,546,239
Agricultural	95,776	95,543
Real Estate:
Construction & Development	1,157,865	1,054,603
Farm	327,625	339,665
Non-Owner Occupied CRE	832,816	805,566
Owner Occupied CRE	1,120,608	1,083,100
Residential	2,285,830	2,196,767
Total Real Estate	5,724,744	5,479,701
Consumer:
Auto	732,351	638,560
Non-Auto	146,443	153,055
Total Consumer	878,794	791,615
Total Loans	8,158,276	7,913,098
Less: Allowance for credit losses	(105,536)	(98,325)
Loans, net	$8,052,740	$7,814,773

Outstanding loan balances at December 31, 2025 and 2024, are net of unearned income, including net deferred loan fees.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (“FHLB”) and the Federal Reserve Discount Window to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At December 31, 2025, these available lines of credit were $2,306,169,000 and $1,850,201,000, respectively. At December 31, 2025, there was $670,000,000 used on the FHLB line advance for undisbursed commitments (letters of credit) used to secure public funds. At December 31, 2025, there were no borrowings against the Federal Reserve Discount Window. At December 31, 2025, $7,404,259,000 in loans held by our bank subsidiary were subject to blanket liens as security for these lines of credits.

The Company’s nonaccrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (dollars in thousands):

	December 31,
	2025	2024
Nonaccrual loans	$55,121	$61,938
Loans still accruing and past due 90 days or more	892	287
Total nonperforming loans	$56,013	$62,225

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

The Company had $56,492,000 and $63,096,000 in nonaccrual, past due 90 days or more and still accruing, and foreclosed assets at December 31, 2025 and 2024, respectively. Nonaccrual loans by portfolio segment at December 31, 2025 and 2024, respectively, and consisted of the following (in thousands):

	December 31,
	2025	2024
Commercial:
C&I	$3,639	$3,984
Municipal	17	—
Total Commercial	3,656	3,984
Agricultural	1,622	1,209
Real Estate:
Construction & Development	2,644	1,141
Farm	2,066	4,176
Non-Owner Occupied CRE	2,874	11,062
Owner Occupied CRE	26,606	30,074
Residential	14,558	9,348
Total Real Estate	48,748	55,801
Consumer:
Auto	871	638
Non-Auto	224	306
Total Consumer	1,095	944
Total	$55,121	$61,938

The Company recognized interest income on nonaccrual loans of approximately $2,522,000, $2,561,000 and $1,714,000 during the years ended December 31, 2025, 2024 and 2023, respectively.

No significant additional funds are committed to be advanced in connection with nonaccrual loans as of December 31, 2025.

Summary information on the allowance for credit losses for the years ended December 31, 2025 and 2024, are outlined by portfolio segment in the following tables (in thousands):

Year Ended December 31, 2025	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$15,436	$200	$1,653	$19,861	$2,871
Provision for loan losses	19,895	(65)	(1,402)	(2,827)	(295)
Recoveries	3,042	—	74	6	1
Charge-offs	(20,677)	—	—	(40)	—
Ending balance	$17,696	$135	$325	$17,000	$2,577

Year Ended December 31, 2025 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$14,664	$21,413	$20,488	$1,186	$553	$98,325
Provision for loan losses	111	8,043	5,751	1,334	354	30,899
Recoveries	36	317	76	596	298	4,446
Charge-offs	(250)	(4,405)	(701)	(1,518)	(543)	(28,134)
Ending balance	$14,561	$25,368	$25,614	$1,598	$662	$105,536

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

Year Ended December 31, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Beginning balance	$15,698	$195	$1,281	$28,553	$2,914
Provision for loan losses	554	5	328	(8,491)	(43)
Recoveries	576	—	111	4	—
Charge-offs	(1,392)	—	(67)	(205)	—
Ending balance	$15,436	$200	$1,653	$19,861	$2,871

Year Ended December 31, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Beginning balance	$13,425	$13,813	$11,654	$810	$391	$88,734
Provision for loan losses	1,965	7,478	8,749	1,608	896	13,049
Recoveries	37	122	98	448	161	1,557
Charge-offs	(763)	—	(13)	(1,680)	(895)	(5,015)
Ending balance	$14,664	$21,413	$20,488	$1,186	$553	$98,325

Additionally, the Company records a reserve for unfunded commitments in other liabilities which totaled $6,387,000 and $8,677,000 at December 31, 2025 and 2024, respectively. The $30,899,000 provision for loan losses in 2025 above is combined with the reversal of provision for unfunded commitments of $2,290,000 and reported in the aggregate under the provision for credit losses in the statement of earnings for the year ended December 31, 2025. The provision for loan losses above of $13,049,000 in 2024 is combined with the provision for unfunded commitments of $774,000 and reported in the aggregate under the provision for credit losses in the statement of earnings for the year ended December 31, 2024.

The Company’s loans that are individually evaluated for credit losses (both collateral and non-collateral dependent) and their related allowances as of December 31, 2025 and December 31, 2024, are summarized in the following table by loan segment (in thousands):

December 31, 2025	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non- Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$110	$3,529	$21,384	$25,023	$1,014	$7,253	$8,267
Municipal	—	17	—	17	—	—	—
Total Commercial	110	3,546	21,384	25,040	1,014	7,253	8,267
Agricultural	274	1,348	525	2,147	198	125	323
Real Estate:
Construction & Development	—	2,644	17,439	20,083	171	1,790	1,961
Farm	1,858	208	5,348	7,414	6	211	217
Non-Owner Occupied CRE	1,243	1,631	33,134	36,008	431	2,897	3,328
Owner Occupied CRE	15,939	10,667	35,420	62,026	5,348	3,379	8,727
Residential	4,827	9,731	83,934	98,492	958	4,969	5,927
Total Real Estate	23,867	24,881	175,275	224,023	6,914	13,246	20,160
Consumer:
Auto	—	871	2,421	3,292	2	5	7
Non-Auto	—	224	880	1,104	1	2	3
Total Consumer	—	1,095	3,301	4,396	3	7	10
Total	$24,251	$30,870	$200,485	$255,606	$8,129	$20,631	$28,760

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

December 31, 2024	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non- Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
C&I	$854	$3,130	$25,778	$29,762	$1,463	$3,042	$4,505
Municipal	—	—	409	409	—	—	—
Total Commercial	854	3,130	26,187	30,171	1,463	3,042	4,505
Agricultural	743	466	3,002	4,211	220	945	1,165
Real Estate:
Construction & Development	732	409	10,033	11,174	26	465	491
Farm	412	3,764	6,412	10,588	23	427	450
Non-Owner Occupied CRE	6,668	4,394	28,832	39,894	1,406	2,852	4,258
Owner Occupied CRE	2,186	27,888	49,396	79,470	5,727	2,431	8,158
Residential	3,859	5,489	44,311	53,659	1,343	2,317	3,660
Total Real Estate	13,857	41,944	138,984	194,785	8,525	8,492	17,017
Consumer:
Auto	—	638	2,941	3,579	1	5	6
Non-Auto	—	306	799	1,105	51	73	124
Total Consumer	—	944	3,740	4,684	52	78	130
Total	$15,454	$46,484	$171,913	$233,851	$10,260	$12,557	$22,817

The Company’s allowance for loans that are individually evaluated for credit losses and collectively evaluated for credit losses as of December 31, 2025 and December 31, 2024, are summarized in the following table by loan segment (in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2025	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$8,267	$—	$323	$1,961	$217
Loans collectively evaluated for credit losses	9,429	135	2	15,039	2,360
Total	$17,696	$135	$325	$17,000	$2,577

December 31, 2025 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$3,328	$8,727	$5,927	$7	$3	$28,760
Loans collectively evaluated for credit losses	11,233	16,641	19,687	1,591	659	76,776
Total	$14,561	$25,368	$25,614	$1,598	$662	$105,536

December 31, 2024	C&I	Municipal	Agricultural	Construction & Development	Farm
Loans individually evaluated for credit losses	$4,505	$—	$1,165	$491	$450
Loans collectively evaluated for credit losses	10,931	200	488	19,370	2,421
Total	$15,436	$200	$1,653	$19,861	$2,871

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

December 31, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$4,258	$8,158	$3,660	$6	$124	$22,817
Loans collectively evaluated for credit losses	10,406	13,255	16,828	1,180	429	75,508
Total	$14,664	$21,413	$20,488	$1,186	$553	$98,325

The Company’s recorded investment in loans as of December 31, 2025 and December 31, 2024, related to the balance in the allowance for credit losses follows below (in thousands).

December 31, 2025	C&I	Municipal	Agriculture	Construction & Development	Farm
Loans individually evaluated for credit losses	$25,023	$17	$2,147	$20,083	$7,414
Loans collectively evaluated for credit losses	1,091,438	342,484	93,629	1,137,782	320,211
Total	$1,116,461	$342,501	$95,776	$1,157,865	$327,625

December 31, 2025 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$36,008	$62,026	$98,492	$3,292	$1,104	$255,606
Loans collectively evaluated for credit losses	796,808	1,058,582	2,187,338	729,059	145,339	7,902,670
Total	$832,816	$1,120,608	$2,285,830	$732,351	$146,443	$8,158,276

December 31, 2024	C&I	Municipal	Agriculture	Construction & Development	Farm
Loans individually evaluated for credit losses	$29,762	$409	$4,211	$11,174	$10,588
Loans collectively evaluated for credit losses	1,147,231	368,837	91,332	1,043,429	329,077
Total	$1,176,993	$369,246	$95,543	$1,054,603	$339,665

December 31, 2024 (continued)	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Auto	Non-Auto	Total
Loans individually evaluated for credit losses	$39,894	$79,470	$53,659	$3,579	$1,105	$233,851
Loans collectively evaluated for credit losses	765,672	1,003,630	2,143,108	634,981	151,950	7,679,247
Total	$805,566	$1,083,100	$2,196,767	$638,560	$153,055	$7,913,098

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

Years Ended December 31, 2025, 2024 and 2023

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

The following tables summarize the Company’s internal ratings of its loans held-for-investment, including the year of origination, by portfolio segments, at December 31, 2025 (in millions):

December 31,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amort Cost Basis	Total
C&I
Risk rating:
Pass	$639	$189	$100	$94	$33	$36	$—	$1,091
Special mention	2	1	—	1	—	—	—	4
Substandard	10	4	4	2	—	1	—	21
Doubtful	—	—	—	—	—	—	—	—
Total	$651	$194	$104	$97	$33	$37	$—	$1,116
Year-to-Date Gross Charge-Offs	$2	$—	$18	$—	$—	$1	$—	$21

December 31,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amort Cost Basis	Total
Municipal
Risk rating:
Pass	$143	$32	$23	$71	$10	$64	$—	$343
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$143	$32	$23	$71	$10	$64	$—	$343
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amort Cost Basis	Total
Agricultural
Risk rating:
Pass	$83	$5	$3	$2	$1	$—	$—	$94
Special mention	—	—	—	—	—	—	—	—
Substandard	1	1	—	—	—	—	—	2
Doubtful	—	—	—	—	—	—	—	—
Total	$84	$6	$3	$2	$1	$—	$—	$96
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

December 31,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amort Cost Basis	Total
Construction & Development
Risk rating:
Pass	$763	$178	$86	$54	$44	$12	$1	$1,138
Special mention	2	—	—	—	—	—	—	2
Substandard	10	5	1	1	1	—	—	18
Doubtful	—	—	—	—	—	—	—	—
Total	$775	$183	$87	$55	$45	$12	$1	$1,158
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amort Cost Basis	Total
Farm
Risk rating:
Pass	$91	$58	$32	$56	$54	$30	$—	$321
Special mention	—	—	—	—	—	1	—	1
Substandard	1	—	—	4	—	1	—	6
Doubtful	—	—	—	—	—	—	—	—
Total	$92	$58	$32	$60	$54	$32	$—	$328
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amort Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$176	$133	$56	$235	$108	$89	$—	$797
Special mention	—	—	2	4	3	1	—	10
Substandard	7	—	2	1	13	3	—	26
Doubtful	—	—	—	—	—	—	—	—
Total	$183	$133	$60	$240	$124	$93	$—	$833
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amort Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$225	$164	$97	$244	$151	$178	$—	$1,059
Special mention	1	9	1	1	5	—	—	17
Substandard	1	2	1	25	7	9	—	45
Doubtful	—	—	—	—	—	—	—	—
Total	$227	$175	$99	$270	$163	$187	$—	$1,121
Year-to-Date Gross Charge-Offs	$—	$—	$4	$—	$—	$—	$—	$4

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

December 31,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amort Cost Basis	Total
Residential
Risk rating:
Pass	$488	$386	$298	$311	$215	$258	$229	$2,185
Special mention	2	2	1	22	2	2	2	33
Substandard	5	9	9	20	5	15	4	67
Doubtful	—	—	—	—	—	—	—	—
Total	$495	$397	$308	$353	$222	$275	$235	$2,285
Year-to-Date Gross Charge-Offs	$—	$—	$—	$1	$—	$—	$—	$1

December 31,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amort Cost Basis	Total
Auto
Risk rating:
Pass	$372	$212	$66	$63	$14	$2	$—	$729
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1	1	1	—	—	—	3
Doubtful	—	—	—	—	—	—	—	—
Total	$372	$213	$67	$64	$14	$2	$—	$732
Year-to-Date Gross Charge-Offs	$—	$—	$1	$—	$—	$—	$—	$1

December 31,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amort Cost Basis	Total
Non-Auto
Risk rating:
Pass	$70	$31	$16	$15	$5	$1	$7	$145
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$70	$31	$16	$16	$5	$1	$7	$146
Year-to-Date Gross Charge-Offs	$—	$1	$—	$—	$—	$—	$—	$1

December 31,	2025	2024	2023	2022	2021	Prior	Revolving Loans Amort Cost Basis	Total
Total Loans
Risk rating:
Pass	$3,050	$1,388	$777	$1,145	$635	$670	$237	$7,902
Special mention	7	12	4	28	10	4	2	67
Substandard	35	22	18	55	26	29	4	189
Doubtful	—	—	—	—	—	—	—	—
Total	$3,092	$1,422	$799	$1,228	$671	$703	$243	$8,158
Year-to-Date Gross Charge-Offs	$2	$1	$23	$1	$—	$1	$—	$28

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

The following tables summarize the Company’s internal ratings of its loans held-for-investment, including the year of origination by portfolio segments, at December 31, 2024 (in millions):

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amort Cost Basis	Total
C&I
Risk rating:
Pass	$677	$226	$146	$45	$23	$30	$—	$1,147
Special mention	7	—	1	—	1	—	—	9
Substandard	12	3	4	1	—	1	—	21
Doubtful	—	—	—	—	—	—	—	—
Total	$696	$229	$151	$46	$24	$31	$—	$1,177
Year-to-Date Gross Charge-Offs	$—	$1	$—	$—	$—	$—	$—	$1

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amort Cost Basis	Total
Municipal
Risk rating:
Pass	$175	$26	$77	$12	$8	$71	$—	$369
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$175	$26	$77	$12	$8	$71	$—	$369
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amort Cost Basis	Total
Agricultural
Risk rating:
Pass	$76	$8	$4	$2	$1	$—	$—	$91
Special mention	—	—	—	—	—	—	—	—
Substandard	3	—	1	—	—	—	—	4
Doubtful	—	—	—	—	—	—	—	—
Total	$79	$8	$5	$2	$1	$—	$—	$95
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amort Cost Basis	Total
Construction & Development
Risk rating:
Pass	$667	$133	$166	$55	$14	$8	$1	$1,044
Special mention	1	—	—	—	—	—	—	1
Substandard	7	1	1	1	—	—	—	10
Doubtful	—	—	—	—	—	—	—	—
Total	$675	$134	$167	$56	$14	$8	$1	$1,055
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amort Cost Basis	Total
Farm
Risk rating:
Pass	$114	$42	$72	$60	$18	$23	$—	$329
Special mention	—	—	—	—	—	—	—	—
Substandard	1	1	4	—	4	1	—	11
Doubtful	—	—	—	—	—	—	—	—
Total	$115	$43	$76	$60	$22	$24	$—	$340
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amort Cost Basis	Total
Non-Owner Occupied CRE
Risk rating:
Pass	$166	$86	$242	$133	$58	$81	$—	$766
Special mention	4	2	1	1	—	1	—	9
Substandard	10	2	3	6	7	3	—	31
Doubtful	—	—	—	—	—	—	—	—
Total	$180	$90	$246	$140	$65	$85	$—	$806
Year-to-Date Gross Charge-Offs	$—	$1	$—	$—	$—	$—	$—	$1

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amort Cost Basis	Total
Owner Occupied CRE
Risk rating:
Pass	$170	$128	$270	$177	$99	$160	$—	$1,004
Special mention	2	—	5	7	—	1	—	15
Substandard	1	14	30	10	1	8	—	64
Doubtful	—	—	—	—	—	—	—	—
Total	$173	$142	$305	$194	$100	$169	$—	$1,083
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amort Cost Basis	Total
Residential
Risk rating:
Pass	$606	$367	$378	$266	$105	$232	$188	$2,142
Special mention	1	1	1	3	—	2	—	8
Substandard	5	7	12	4	4	12	2	46
Doubtful	—	—	—	—	—	—	—	—
Total	$612	$375	$391	$273	$109	$246	$190	$2,196
Year-to-Date Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amort Cost Basis	Total
Auto
Risk rating:
Pass	$338	$122	$126	$38	$10	$2	$—	$636
Special mention	—	—	—	—	—	—	—	—
Substandard	1	1	1	1	—	—	—	4
Doubtful	—	—	—	—	—	—	—	—
Total	$339	$123	$127	$39	$10	$2	$—	$640
Year-to-Date Gross Charge-Offs	$—	$1	$1	$—	$—	$—	$—	$2

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amort Cost Basis	Total
Non-Auto
Risk rating:
Pass	$68	$35	$25	$14	$2	$1	$7	$152
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	$68	$35	$26	$14	$2	$1	$7	$153
Year-to-Date Gross Charge-Offs	$—	$—	$1	$—	$—	$—	$—	$1

December 31,	2024	2023	2022	2021	2020	Prior	Revolving Loans Amort Cost Basis	Total
Total Loans
Risk rating:
Pass	$3,057	$1,173	$1,506	$802	$338	$608	$196	$7,680
Special mention	15	3	8	11	1	4	—	42
Substandard	40	29	57	23	16	25	2	192
Doubtful	—	—	—	—	—	—	—	—
Total	$3,112	$1,205	$1,571	$836	$355	$637	$198	$7,914
Year-to-Date Gross Charge-Offs	$—	$3	$2	$—	$—	$—	$—	$5

At December 31, 2025 and 2024, the Company’s past due loans are as follows (in thousands):

December 31, 2025	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$3,760	$850	$876	5,486	$1,110,975	$1,116,461	$—
Municipal	1,471	17	—	1,488	341,013	342,501	—
Total Commercial	5,231	867	876	6,974	1,451,988	1,458,962	—
Agricultural	426	—	739	1,165	94,611	95,776	—
Real Estate:
Construction & Development	10,656	605	544	11,805	1,146,060	1,157,865	404
Farm	915	126	789	1,830	325,795	327,625	—
Non-Owner Occupied CRE	1,489	—	—	1,489	831,327	832,816	—
Owner Occupied CRE	9,582	13,631	1,536	24,749	1,095,859	1,120,608	488
Residential	21,505	3,493	3,340	28,338	2,257,492	2,285,830	—
Total Real Estate	44,147	17,855	6,209	68,211	5,656,533	5,724,744	892
Consumer:
Auto	1,161	92	—	1,253	731,098	732,351	—
Non-Auto	362	27	46	435	146,008	146,443	—
Total Consumer	1,523	119	46	1,688	877,106	878,794	—
Total	$51,327	$18,841	$7,870	$78,038	$8,080,238	$8,158,276	$892

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

December 31, 2024	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial:
C&I	$4,232	$3,938	$1,368	$9,538	$1,167,455	$1,176,993	$258
Municipal	349	36	—	385	368,861	369,246	—
Total Commercial	4,581	3,974	1,368	9,923	1,536,316	1,546,239	258
Agricultural	917	10	795	1,722	93,821	95,543	—
Real Estate:
Construction & Development	5,652	564	609	6,825	1,047,778	1,054,603	—
Farm	433	1,128	—	1,561	338,104	339,665	—
Non-Owner Occupied CRE	666	—	1,979	2,645	802,921	805,566	—
Owner Occupied CRE	3,151	246	1,145	4,542	1,078,558	1,083,100	—
Residential	15,779	2,131	2,147	20,057	2,176,710	2,196,767	29
Total Real Estate	25,681	4,069	5,880	35,630	5,444,071	5,479,701	29
Consumer:
Auto	1,227	141	—	1,368	637,192	638,560	—
Non-Auto	137	34	—	171	152,884	153,055	—
Total Consumer	1,364	175	—	1,539	790,076	791,615	—
Total	$32,543	$8,228	$8,043	$48,814	$7,864,284	$7,913,098	$287

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

An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses due to the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. During the years ended December 31, 2025 and 2024, respectively, loan modifications made to borrowers experiencing financial difficulty was insignificant.

An analysis of the changes in loans to officers, directors, principal shareholders, or associates of such persons for the year ended December 31, 2025 (determined as of each respective year-end) follows (in thousands):

	Beginning Balance	Additional Loans	Payments	Ending Balance
Year Ended December 31, 2025	$70,236	$97,965	$95,533	$72,668

In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.

4. LOANS HELD-FOR-SALE:

Loans held-for-sale totaled $29,992,000 and $8,235,000 at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, $4,561,000 and $442,000, respectively, are valued at the lower of cost or fair value, and the remaining amount are valued under the fair value option.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

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

The fair values of IRLCs are based on current secondary market prices for underlying loans and estimated servicing value with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability (pull-through rate) net of estimated costs to originate the loan. The fair value of IRLCs is subject to change primarily due to changes in interest rates and the estimated pull-through rate. These commitments are classified as Level 3 in the fair value disclosures (see Note 10).

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

The following table provides the outstanding notional balances and fair values of outstanding derivative positions (in thousands):

December 31, 2025:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$38,185	$579	$—
Forward mortgage-backed securities trades	70,500	—	132

December 31, 2024:	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
IRLCs	$28,584	$238	$—
Forward mortgage-backed securities trades	38,500	84	—

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

6. BANK PREMISES AND EQUIPMENT:

The following is a summary of bank premises and equipment (in thousands):

	Useful Life	December 31,
		2025	2024
Land	—	$40,216	$39,866
Buildings and leasehold improvements	20 to 40 years or Lesser of lease term or 5 to 15 years	176,757	173,656
Furniture and equipment	3 to 10 years	53,575	69,136
		270,548	282,658
Less: accumulated depreciation and amortization		(120,563)	(130,754)
Total bank premises and equipment		$149,985	$151,904

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 amounted to $11,326,000, $11,312,000 and $10,842,000, respectively, and is included in the captions net occupancy expense and equipment expense in the accompanying consolidated statements of earnings.

The Company is lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $2,862,000, $2,702,000 and $2,742,000, for the years ended December 31, 2025, 2024 and 2023, respectively.

7. DEPOSITS AND BORROWINGS:

Time deposits of $250,000 or more totaled approximately $352,986,000 and $360,985,000 at December 31, 2025 and 2024, respectively.

At December 31, 2025, the scheduled maturities of time deposits (in thousands) were, as follows:

Year ending December 31,
2026	$835,355
2027	25,571
2028	26,130
2029	8,190
2030	5,277
Thereafter	31
$900,554

Deposits received from related parties at December 31, 2025 and 2024 totaled $212,528,000 and $100,493,000, respectively.

Borrowings at December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
Securities sold under agreements with customers to repurchase	$62,956	$61,416
Federal funds purchased	625	14,550
Other borrowings	21,055	121,053
Total	$84,636	$197,019

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which the Company pledges certain securities that have a fair value equal to at least the amount of the borrowings. The agreements mature daily and therefore the risk arising from a decline in the fair value of the collateral pledged is minimal. The securities pledged are mortgage-backed securities. These agreements do not include “right of set-off” provisions and therefore the Company does not offset such agreements for financial reporting purposes. The weighted average interest rate on federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was 1.46% and 2.01% at December 31, 2025 and 2024, respectively.

During 2021, the Company invested in qualifying Community Development Entities ("CDE") under the federal New Market Tax Credits ("NMTC") program. See Note 9 for further discussion of our activity and related balances on the consolidated balance sheets, including $21,053,000 within other borrowings shown above.

8. LINE OF CREDIT:

The Company renewed and amended its loan agreement, effective June 30, 2025, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $50,000,000 on a revolving line of credit. Prior to June 30, 2027, interest is paid quarterly at the U.S. prime rate as quoted in the Money Rates section of The Wall Street Journal, and the line of credit matures June 30, 2027. If a balance exists at July 1, 2027, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at the U.S. prime rate as quoted in the Money Rates section of The Wall Street Journal. The line of credit is unsecured. Among other provisions in the Loan Agreement, the Company must satisfy certain financial covenants during the term of the Loan Agreement, including without limitation, covenants that require the Company to maintain certain capital, profitability, loan loss reserve, non-performing asset and debt service coverage ratios. In addition, the Loan Agreement contains certain operational covenants that, among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, the Company has declared dividends as a percentage of its consolidated net income in a range of 36% (low) in 2021 and 2020 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at December 31, 2025. There was no outstanding balance under the line of credit as of December 31, 2025 or 2024.

9. INCOME TAXES:

Earnings before income taxes for the year ended December 31, 2025 is $309,603,000 with income tax expense of $56,024,000 resulting in an effective tax rate of 18.1%.

The Company files a consolidated federal income tax return. Income tax expense is comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current federal income tax	$56,035	$48,648	$44,335
Current state income tax	537	307	346
Deferred federal income tax expense (benefit)	(548)	(620)	(359)
Income tax expense	$56,024	$48,335	$44,322

A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 21% to income before income taxes is presented in the following table. There were no activities or transactions that had foreign income taxes or cross-border tax effects during the reported periods. State income/franchise taxes are primarily related to the State of Texas, while amounts related to other jurisdictions were not significant, in the aggregate, during the reported periods (dollars in thousands).

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

	2025
	Amount	Percent
U.S. federal income tax expense computed at the statutory rate	$65,017	21.0%
State income/franchise taxes, net of U.S. federal income tax effects	424	0.1
Tax credits	(435)	(0.1)
Non-taxable or non-deductible items:
Tax exempt interest	(10,052)	(3.2)
Other	1,070	0.3
Effective income tax rate	$56,024	18.1%

	2024	2023
Statutory federal income tax rate	21.0%	21.0%
Reductions in tax rate resulting from interest income exempt from federal income tax	(3.0)	(3.8)
Other	(0.2)	1.0
Effective income tax rate	17.8%	18.2%

The approximate effects of each type of difference that gave rise to the Company’s deferred tax assets and liabilities at December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Deferred tax assets:
Tax basis of loans in excess of financial statement basis	$25,453	$23,978
Recognized for financial reporting purposes but not yet for tax purposes - deferred compensation	5,058	3,993
Net unrealized loss on investment securities available-for- sale	71,756	112,786
Other deferred tax assets	1,087	1,024
Total deferred tax assets	$103,354	$141,781
Deferred tax liabilities:
Financial statement basis of fixed assets in excess of tax basis	$8,399	$8,655
Intangible asset amortization deductible for tax purposes, but not for financial reporting purposes	15,041	14,611
Recognized for financial reporting purposes but not yet for tax purposes - accretion on investment securities	2,617	1,220
Other deferred tax liabilities	779	296
Total deferred tax liabilities	$26,836	$24,782
Net deferred tax asset (liability)	$76,518	$116,999

At December 31, 2025 and 2024, management believes that it is more likely than not that all of the deferred tax assets shown above will be realized and therefore no valuation allowance was recorded.

Income taxes paid (net of refunds received) disaggregated by federal and state for the year ended December 31, 2025 was as follows (in thousands):

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

2025
Amount
Federal	$60,815
State	311
Total	$61,126

Low Income Housing Tax Credit Investments - During 2021, the Company began investing in an affordable housing fund that will invest in real estate projects that qualify for the federal low income housing tax credit (“LIHTC”) program designed to promote private development of low income housing. The investments made by the fund will generate a return to the Company primarily through the realization of LIHTCs, and also through federal tax deductions generated from the ongoing operating losses from the investees of the fund. The Company’s investment in the fund will be amortized through income tax expense using the proportional amortization method as related tax credits are utilized by the Company. The total committed investment in these partnerships at December 31, 2025 was $27,500,000, of which $6,386,000 has been funded.

New Market Tax Credits - During 2021, the Company began investing in qualifying CDEs under the federal NMTC program. NMTC investments are made through the third-party CDEs which are qualified through the U.S. Department of the Treasury and receive periodic allocation of amounts under the NMTC program. NMTCs are generated from qualified investments by the CDEs utilizing equity investments made by a taxpayer, like the Company. Through these equity investments, the Company will receive the tax benefits from the NMTCs equal to 39% of the qualified investment from the CDE to qualifying eligible projects over a seven year period. The Company’s equity investments in the CDEs is amortized using the proportional amortization method and related tax credits are allocated to the Company. At December 31, 2025 and 2024, the consolidated balance sheet of the Company included an $18,000,000 loan to the investee in loans. At December 31, 2025 and 2024, the balance of the of the leverage loan from the investee of $21,053,000 is included in other borrowings (see Note 7). At December 31, 2025 and 2024, the consolidated balance sheets of the Company included CDE investments in other assets of $23,128,000 and $24,433,000, respectively.

Current authoritative accounting guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Current authoritative accounting guidance also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company concluded the tax benefits of positions taken and expected to be taken on its tax returns should be recognized in the financial statements under this guidance. The Company files income tax returns in the U.S. federal jurisdiction and state margin tax returns in the state of Texas. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2022 or Texas state tax examinations by tax authorities for years before 2021. As of December 31, 2025 and 2024, the Company believes that there are no uncertain tax positions.

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

Years Ended December 31, 2025, 2024 and 2023

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

There were no transfers between Level 2 and Level 3 during the years ended December 31, 2025, 2024 and 2023.

The following table summarizes the Company’s available-for-sale securities, loans held-for-sale, and derivatives which are measured at fair value on a recurring basis as of December 31, 2025 and 2024 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

December 31, 2025	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$60,813	$—	$—	$60,813
Obligations of state and political subdivisions	—	1,751,373	—	1,751,373
Corporate bonds	—	78,709	—	78,709
Residential mortgage-backed securities	—	2,611,410	—	2,611,410
Commercial mortgage-backed securities	—	989,238	—	989,238
Other securities	22,570	—	—	22,570
Total	$83,383	$5,430,730	$—	$5,514,113
Loans held-for-sale	$—	$25,431	$—	$25,431
IRLCs	$—	$—	$579	$579
Forward mortgage-backed securities traded	$—	$(132)	$—	$(132)

December 31, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$273,562	$—	$—	$273,562
Obligations of state and political subdivisions	—	1,440,245	—	1,440,245
Corporate bonds	—	101,238	—	101,238
Residential mortgage-backed securities	—	2,350,534	—	2,350,534
Commercial mortgage-backed securities	—	447,752	—	447,752
Other securities	4,428	—	—	4,428
Total	$277,990	$4,339,769	$—	$4,617,759
Loans held-for-sale	$—	$7,793	$—	$7,793
IRLCs	$—	$—	$238	$238
Forward mortgage-backed securities traded	$—	$84	$—	$84

The following table summarizes the Company’s loans held-for-sale at fair value and the net unrealized gains as of the balance sheet dates shown below (in thousands):

	December 31,
	2025	2024
Unpaid principal balance on loans held-for-sale	$24,654	$7,636
Net unrealized gains on loans held-for-sale	777	157
Loans held-for-sale at fair value	$25,431	$7,793

The following table summarizes the Company’s gains on sale and fees of mortgage loans for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Years ended December 31,
	2025	2024	2023
Realized gain on sale and fees on mortgage loans*	$14,832	$13,170	$12,116
Change in fair value on loans held-for-sale and IRLCs	933	(359)	147
Change in forward mortgage-backed securities trades	(215)	372	(373)
Total gain on sale of mortgage loans	$15,550	$13,183	$11,890

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

* This includes gain on loans held-for-sale carried under the fair value method and lower of cost or market.

No residential mortgage loans held-for-sale were 90 days or more past due or considered nonaccrual as of December 31, 2025 or 2024. No credit losses were recognized on mortgage loans held-for-sale for the years ended December 31, 2025, 2024 and 2023.

Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a nonrecurring basis during the years ended December 31, 2025 and 2024 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no significant other real estate owned properties that were re-measured subsequent to their initial transfer to other real estate owned during the years ended December 31, 2025 and 2024.

At December 31, 2025, 2024, and 2023, other real estate owned totaled $280,000, $811,000, and $483,000, respectively.

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at December 31, 2025 and 2024, were as follows (in thousands):

	2025		2024
	Carrying	Estimated	Carrying	Estimated	Fair Value
	Value	Fair Value	Value	Fair Value	Hierarchy
Cash and due from banks	$249,466	$249,466	$259,996	$259,996	Level 1
Federal funds sold	1,575	1,575	—	—	Level 1
Interest-bearing demand deposits in banks	826,947	826,947	503,417	503,417	Level 1
Available-for-sale securities	5,514,113	5,514,113	4,617,759	4,617,759	Levels 1 and 2
Loans held-for-investment, net of allowance for credit losses	8,052,740	8,061,186	7,814,773	7,806,258	Level 3
Loans held-for-sale	29,992	30,163	8,235	8,276	Level 2
Accrued interest receivable	68,470	68,470	60,749	60,749	Level 2
Deposits with stated maturities	900,554	902,588	917,276	919,774	Level 2
Deposits with no stated maturities	12,444,975	12,444,975	11,181,898	11,181,898	Level 1
Repurchase Agreements	62,956	62,956	61,416	61,416	Level 2
Borrowings	21,680	21,680	135,603	135,603	Level 2
Accrued interest payable	5,673	5,673	6,909	6,909	Level 2
IRLCs	579	579	238	238	Level 3
Forward mortgage-backed securities trades	(132)	(132)	84	84	Level 2

11. COMMITMENTS AND CONTINGENCIES:

The Company is engaged in legal actions arising from the normal course of business. In management’s opinion, the Company has adequate legal defenses with respect to these actions, and as of December 31, 2025 the resolution of these matters is not expected to have material adverse effects upon the results of operations, financial condition, or cash flows of the Company.

The Company leases a portion of its bank premises and equipment under operating leases with third parties. At December 31, 2025, future minimum lease commitments were: 2026 - $378,000, 2027 - $358,000, 2028 - $282,000, 2029 - $153,000 and 2030 - $116,000 and $121,000 thereafter.

12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At December 31, 2025 and 2024, the Company’s reserve for unfunded commitments totaled $6,387,000 and $8,677,000, respectively, which is recorded in other liabilities.

Our exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for unfunded lines of credit, commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. We generally use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Commitments as of December 31, 2025 and 2024, are shown below (dollars in thousands):

	December 31,
	2025	2024
Financial instruments whose contract amounts represent credit risk:
Unfunded lines of credit	$1,099,205	$1,257,716
Unfunded commitments to extend credit	638,136	852,548
Standby letters of credit	54,760	56,038
Total commitments	$1,792,101	$2,166,302

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

The above table also does not include balances related to the Company’s forward mortgage-backed security trades. At December 31, 2025, credit exposures for mortgage loans sold with recourse approximated $25,540,000.

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

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected in the financial statements.

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

The Company matches a maximum of 4% on employee deferrals of 5% of their employee compensation. Total expense for this match in 2025, 2024 and 2023 was $4,363,000, $3,924,000 and $3,750,000, respectively, and is included in salaries and employee benefits in the statements of earnings.

Costs related to the Company’s profit sharing plan totaled approximately $12,469,000, $9,466,000 and $1,373,000 in 2025, 2024 and 2023, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of earnings. As of December 31, 2025 and 2024, the profit sharing plan’s ESOP assets included First Financial Bankshares, Inc. common stock of 1,922,865 and 1,972,996 shares valued at approximately $57,436,000 and $71,584,000, respectively.

The Company has a non-qualified “excess benefit” plan where executives, whose Company contributions to the profit sharing plan and employer match under the 401(k) feature are curtailed due to Internal Revenue Service limitations, received contributions from the Company equal to the amount under qualified plans as if there had been no Internal Revenue Service limitations. This plan used the same contribution formula and vesting requirements as the 401(k) and profit sharing plan. This "Make Whole Plan" was frozen to new participants and contributions effective December 31, 2018. As of December 31, 2025 and 2024, the Make Whole Plan held 115,086 and 114,495 shares, respectively, in trust for the Company’s executives. There were no contributions to this plan during the years ended December 31, 2025, 2024 and 2023.

The Company adopted a Supplemental Executive Retirement Plan (“SERP”), effective January 1, 2019, which was amended effective January 1, 2022. The SERP benefits certain key senior executives of the Company who are selected by the Board to participate. The SERP is intended to provide a benefit from the Company upon retirement, death, disability or voluntary or involuntary termination of

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

services (other than “for cause”). Under the SERP, the Company may, but is not required to, make discretionary contributions to the executive’s accounts from time to time. The contributions may be fully vested or subject to vesting conditions imposed by the Board of Directors with respect to the contributions; provided, however, that all unvested amounts credited to an executive’s account will become fully vested upon the executive’s death or disability or upon the occurrence of a change of control (as defined in the SERP). Company contributions to the SERP on behalf of an executive are credited with earnings and losses based on the executive’s investment elections. The investment options under the SERP are currently the same as those offered under the Company’s profit sharing plan, except that Company stock can not be purchased as an investment option under the SERP. An executive’s vested account is payable to the participant following his or her termination in a single lump sum or installments, as elected by the participant. The SERP as amended allows selected participants to defer base and incentive compensation as well as the receipt of shares from vested restricted and performance stock units into the plan. At December 31, 2025 and 2024, other assets on the consolidated balance sheet include $8,615,000 and $5,230,000 of SERP balances, respectively. The Company made contributions totaling $905,000, $391,000 and $198,000 to the SERP for the years ended December 31, 2025, 2024 and 2023, subsequent to the respective year ends, for certain executive officers.

The Company has a directors’ deferred compensation plan whereby the directors may elect to defer up to 100% of their directors’ fees. All deferred compensation is invested in the Company’s common stock held in a rabbi trust wherein the funds are used to purchase Company common shares on the open market. The stock is held in nominee name of the trustee, and the principal and earnings of the trust are held separate and apart from other funds of the Company and are used exclusively for the uses and purposes of the deferred compensation agreement. The accounts of the trust have been consolidated in the financial statements of the Company. As of December 31, 2025 and 2024, the rabbi trust held 936,268 and 929,735 shares, respectively, in trust for the Company’s directors and are reflected as treasury shares on the consolidated financial statements.

The Company has acquired life insurance policies on certain current and former executives and directors of acquired entities. At December 31, 2025 and 2024, other assets on the consolidated balance sheet include $34,885,000 and $33,895,000 and reported cash value income (net of related insurance premium expenses) of $990,000, $1,810,000 and $891,000 in 2025, 2024 and 2023, respectively.

15. DIVIDENDS FROM SUBSIDIARIES:

At December 31, 2025, $366,540,000 was available for the declaration of dividends by the Company’s subsidiaries without the prior approval of regulatory agencies.

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

As of December 31, 2025 and 2024, we had a total risk-based capital ratio of 21.17% and 20.00%, a Tier 1 capital to risk-weighted assets ratio of 19.99% and 18.83%; a common equity Tier 1 capital to risk-weighted assets ratio of 19.99% and 18.83%, and a Tier 1 leverage ratio of 12.55% and 12.49%, respectively. The regulatory capital ratios as of December 31, 2025 and 2024 were calculated under Basel III rules.

As of December 31, 2025 and 2024, the regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows (dollars in thousands):

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

	Actual		Minimum Capital Required-Basel III Fully Phased-In*		Required to be Considered Well- Capitalized
As of December 31, 2025:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$2,000,262	21.17%	$991,973	10.50%	$944,736	10.00%
First Financial Bank	$1,823,770	19.36%	$989,005	10.50%	$941,909	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,888,339	19.99%	$803,026	8.50%	$566,842	6.00%
First Financial Bank	$1,711,847	18.17%	$800,623	8.50%	$753,527	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,888,339	19.99%	$661,315	7.00%	—	N/A
First Financial Bank	$1,711,847	18.17%	$659,336	7.00%	$612,241	6.50%
Leverage Ratio:
Consolidated	$1,888,339	12.55%	$377,894	4.00%	—	N/A
First Financial Bank	$1,711,847	11.43%	$376,764	4.00%	$470,955	5.00%

	Actual		Minimum Capital Required-Basel III Fully Phased-In*		Required to be Considered Well- Capitalized
As of December 31, 2024:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$1,838,118	20.00%	$965,103	10.50%	$919,146	10.00%
First Financial Bank	$1,698,590	18.53%	$962,524	10.50%	$916,689	10.00%
Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,731,116	18.83%	$781,274	8.50%	$551,487	6.00%
First Financial Bank	$1,591,588	17.36%	$779,186	8.50%	$733,351	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$1,731,116	18.83%	$643,402	7.00%	—	N/A
First Financial Bank	$1,591,588	17.36%	$641,682	7.00%	$595,848	6.50%
Leverage Ratio:
Consolidated	$1,731,116	12.49%	$367,658	4.00%	—	N/A
First Financial Bank	$1,591,588	11.53%	$366,676	4.00%	$458,345	5.00%

In connection with the adoption of the Basel III regulatory capital framework, our subsidiary bank made the election to continue to exclude accumulated other comprehensive income from available-for-sale securities (“AOCI”) from capital in connection with its quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

In connection with the First Financial Trust & Asset Management Company's (the “Trust Company”) application to obtain our trust charter, the Trust Company is required to maintain tangible net assets of $2,000,000 at all times. As of December 31, 2025, our Trust Company had tangible net assets totaling $67,653,000.

Our subsidiary bank may be required at times to maintain reserve balances with the Federal Reserve Bank. At December 31, 2025 and 2024, there was no subsidiary bank’s reserve balance required, respectively.

17. STOCK BASED COMPENSATION:

On April 27, 2021, the Company's shareholders approved the 2021 Omnibus Stock and Incentive Plan ("2021 Plan") and reserved 2,500,000 shares of the Company's common stock for issuance under this plan. At December 31, 2025, the Company had 901,862 shares of stock available for issuance under the 2021 Plan. The 2021 Plan supersedes all prior stock option and restricted stock plans with shares previously reserved for issuance under such plans cancelled.

Restricted Stock Units

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

Under the 2021 Plan, the Company grants restricted stock units under compensation agreements for the benefit of employees, executive officers and directors. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements. The following table summarizes information about the changes in restricted stock units for the years ended December 31, 2025, 2024 and 2023, respectively.

	For the year ended		For the year ended		For the year ended
	December 31, 2025		December 31, 2024		December 31, 2023
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	71,656	$34.36	53,817	$37.04	39,657	$47.83
Grants	43,923	36.43	45,064	34.37	33,294	29.53
Vesting	(31,739)	35.84	(24,075)	40.35	(14,553)	48.00
Forfeited/expired	(2,133)	34.05	(3,150)	34.53	(4,581)	41.09
Balance at end of period	81,707	$34.91	71,656	$34.36	53,817	$37.04

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

The following table summarizes information about the changes in PSUs as of and for the years ended December 31, 2025, 2024 and 2023, respectively.

	For the year ended		For the year ended		For the year ended
	December 31, 2025		December 31, 2024		December 31, 2023
	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	96,206	$35.83	75,227	$40.24	47,082	$48.00
Grants	43,923	36.43	45,064	34.37	33,294	29.53
Performance adjustment (1)	11,031	47.19	—	—	—	—
Vesting	(33,104)	47.19	(20,532)	48.91	—	—
Forfeited/expired	(2,375)	33.69	(3,553)	35.14	(5,149)	41.95
Balance at end of period	115,681	$33.93	96,206	$35.83	75,227	$40.24

(1) PSUs are presented as outstanding, granted, and forfeited in the table above assuming targets are met and the awards pay out at 100%. PSU awards are settled with payouts ranging from 0% to 200% of the target award value based on the Company's performance

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

relative to a predefined peer group over a fixed three-year performance period. The performance adjustment represents the difference in shares ultimately awarded due to performance attainment above or below target.

At December 31, 2025, the vesting period for the PSUs that were granted in 2023 had been satisfied. These shares will not be reflected in the shares vested until the outcome of the peer performance condition is determined and the vesting is settled in the first quarter of 2026.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

Restricted Stock Awards

Under the 2021 Plan, the Company grants restricted stock awards under compensation agreements for the benefit of directors. Restricted stock awards are subject to time-based vesting.

The following table summarizes information about vested and unvested restricted stock.

	For the year ended		For the year ended		For the year ended
	December 31, 2025		December 31, 2024		December 31, 2023
	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	24,348	$30.91	25,190	$27.79	24,813	$36.21
Grants	24,876	33.78	24,348	30.91	25,190	27.79
Vesting	(24,348)	30.91	(25,190)	27.79	(23,708)	36.40
Forfeited/expired	—	—	—	—	(1,105)	29.70
Balance at end of period	24,876	$33.78	24,348	$30.91	25,190	$27.79

The total fair value of restricted stock vested was $2,808,000, $2,276,000 and $1,082,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company recorded restricted stock unit and performance-based restricted stock unit expense for employees of $3,372,000, $2,021,000 and $1,826,000, respectively, for the years ended December 31, 2025, 2024 and 2023. The Company recorded director expense related to these restricted stock grants of $817,000, $729,000 and $667,000 for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025 and 2024, there were $4,752,000 and $4,025,000, respectively, of total unrecognized compensation cost related to consolidated unvested restricted stock units, performance-based restricted stock units and restricted stock awards, which is expected to be recognized over a weighted-average period of 1.39 years and 0.96 years, respectively. At December 31, 2025 and 2024, there was $199,000 and $141,000, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting.

Stock Option Plan

Prior to approval of the 2021 Plan, the 2012 Incentive Stock Option Plan (the "2012 Plan") provided for the granting of options to employees of the Company at prices not less than market value at the date of the grant. The 2012 Plan provided that options granted vest and are exercisable after two years from the date of grant and vest at a rate of 20% each year thereafter and have a 10-year term. The most recent grants from the 2021 Plan provided that 20% of the options granted vest and are exercisable after one year from the date of grant and the remaining options vest and are exercisable at a rate of 20% each year thereafter, or 33.3% of the options granted are vested and exercisable after one year from the date of the grant and the remaining options are vested and exercisable at a rate of 33.3% each year thereafter, and have a 10-year term. Shares are issued under the 2012 Plan and the 2021 Plan from available authorized shares. An analysis of stock option activity for the year ended December 31, 2025 is presented in the table and narrative below:

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

	For the year ended
	December 31, 2025
	Shares	Weighted- Average Ex. Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding, beginning of year	1,585,426	$31.96
Granted	241,513	36.43
Exercised	(181,896)	19.20
Cancelled	(99,590)	32.96
Outstanding, end of year	1,545,453	$34.10	6.08	$2,412
Exercisable at end of year	969,089	$32.39	4.65	$2,388

The options outstanding at December 31, 2025 had exercise prices ranging between $21.18 and $48.91. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The following table summarizes information concerning outstanding and vested stock options as of December 31, 2025:

Exercise Price	Number Outstanding	Remaining Contracted Life (Years)	Number Vested
$21.18	264,807	1.4	264,807
$29.70	229,442	3.5	229,442
$34.55	6,700	4.1	5,300
$48.91	156,957	5.6	127,443
$47.19	186,996	6.6	115,094
$29.53	211,155	7.6	141,317
$34.37	253,477	8.6	85,686
$36.43	235,919	9.6	—

The fair value of the options granted during 2025 were estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 3.90%; expected dividend yield of 2.09%; expected life of 5.61 years; and expected volatility of 32.75%. The fair value of the options granted during 2024 were estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 3.69%; expected dividend yield of 2.09%; expected life of 5.70 years; and expected volatility of 31.65%. The fair value of options granted during 2023 were estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 4.39%; expected dividend yield of 2.44%; expected life of 5.81 years; and expected volatility of 30.58%.

The weighted-average grant-date fair value of options granted during 2025, 2024 and 2023 was $10.85, $9.96 and $8.41, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023, was $2,060,000, $2,338,000 and $1,585,000, respectively. The Company recorded stock option expense totaling $2,730,000, $2,184,000 and $1,763,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, there was $4,622,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.10 years. The total fair value of shares vested during the years ended December 31, 2025, 2024 and 2023 was $2,791,000, $2,131,000 and $2,121,000.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

18. CONDENSED FINANCIAL INFORMATION—PARENT COMPANY:

Condensed Balance Sheets -

December 31, 2025 and 2024

ASSETS	2025	2024
Cash in subsidiary bank (1)	$118,488	$58,957
Interest-bearing deposits in subsidiary bank (1)	20,368	35,629
Total cash and cash equivalents	138,856	94,586
Securities available-for-sale, at fair value	1,118	2,124
Investment in and advances to subsidiaries, at equity (1)	1,808,907	1,535,310
Intangible assets	723	723
Other assets	12,488	9,085
Total assets	$1,962,092	$1,641,828
LIABILITIES AND SHAREHOLDERS’ EQUITY
Total liabilities	$44,775	$35,268
Shareholders’ equity:
Common stock	1,432	1,429
Capital surplus	699,631	689,338
Retained earnings	1,486,194	1,340,082
Treasury stock	(14,274)	(12,905)
Deferred compensation	14,274	12,905
Accumulated other comprehensive earnings (loss)	(269,940)	(424,289)
Total shareholders’ equity	1,917,317	1,606,560
Total liabilities and shareholders’ equity	$1,962,092	$1,641,828

(1)
Eliminates in consolidation.

Condensed Statements of Earnings -

For the Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Income:
Cash dividends from subsidiaries (1)	$149,400	$55,500	$133,500
Excess of earnings over dividends of subsidiaries (1)	117,077	177,467	72,444
Other	1,051	2,002	1,783
Total income	267,528	234,969	207,727
Expenses:
Salaries and employee benefits	12,084	9,314	6,129
Other operating expenses	5,066	4,791	4,521
Total expense	17,150	14,105	10,650
Earnings before income taxes	250,378	220,864	197,077
Income tax benefit	3,201	2,647	1,900
Net earnings	$253,579	$223,511	$198,977

(1)
Eliminates in consolidation.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

Condensed Statements of Cash Flows -

For the Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Cash flows from operating activities:
Net earnings	$253,579	$223,511	$198,977
Adjustments to reconcile net earnings to net cash provided by operating activities:
Excess of earnings over dividends of subsidiaries	(117,077)	(177,467)	(72,444)
Depreciation and amortization, net	211	166	116
Change in other assets	1,140	2,033	698
Change in other liabilities	8,037	3,494	(2,721)
Other	—	—	2
Net cash provided by operating activities	145,890	51,737	124,628
Cash flows from investing activities:
Activity in available-for-sale securities and other investments:
Maturities	1,000	—	—
Purchases of bank premises and equipment and software	—	(717)	—
Net cash provided by (used in) investing activities	1,000	(717)	—
Cash flows from financing activities:
Proceeds from stock option exercises	3,377	3,160	2,132
Cash dividends paid	(105,997)	(102,913)	(99,965)
Repurchase of stock	—	—	(2,735)
Net cash used in financing activities	(102,620)	(99,753)	(100,568)
Net increase (decrease) in cash and cash equivalents	44,270	(48,733)	24,060
Cash and cash equivalents, beginning of year	94,586	143,319	119,259
Cash and cash equivalents, end of year	$138,856	$94,586	$143,319