Form 10-Q
period 2026-03-31
FIRST FINANCIAL BANKSHARES INC
filed 2026-05-05
CIK 36029

.232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 5, 2026
Common Stock, $0.01 par value per share	143,281,930

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. and Subsidiaries (the “Company” or “we”) at March 31, 2026 (unaudited), and December 31, 2025, and the consolidated statements of earnings, comprehensive earnings (loss) and shareholders’ equity for the three-months ended March 31, 2026 and 2025 (unaudited), and the consolidated statements of cash flows for the three-months ended March 31, 2026 and 2025 (unaudited), and notes to consolidated financial statements (unaudited), follow on pages 4 through 29.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$264,850	$249,466
FEDERAL FUNDS SOLD	14,075	1,575
INTEREST-BEARING DEMAND DEPOSITS IN BANKS	458,203	826,947
Total cash and cash equivalents	737,128	1,077,988
SECURITIES AVAILABLE-FOR-SALE, at fair value (amortized cost of these securities was $6,036,308 and $5,856,138 as of March 31, 2026 and December 31, 2025, respectively)	5,668,792	5,514,113
LOANS:
Held-for-investment	8,285,120	8,158,276
Less—allowance for credit losses	(107,918)	(105,536)
Net loans held-for-investment	8,177,202	8,052,740
Held-for-sale ($18,136 and $25,431, at fair value at March 31, 2026 and December 31, 2025, respectively)	22,984	29,992
BANK PREMISES AND EQUIPMENT, net	150,989	149,985
INTANGIBLE ASSETS, net	313,609	313,652
OTHER ASSETS	316,941	308,006
Total assets	$15,387,645	$15,446,476
LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$3,385,878	$3,401,057
INTEREST-BEARING DEPOSITS	9,859,359	9,944,472
Total deposits	13,245,237	13,345,529
DIVIDENDS PAYABLE	27,252	27,223
REPURCHASE AGREEMENTS	67,946	62,956
BORROWINGS	22,306	21,680
OTHER LIABILITIES	81,053	71,771
Total liabilities	13,443,794	13,529,159
SHAREHOLDERS’ EQUITY:
COMMON STOCK — $0.01 par value, authorized 200,000,000 shares; 143,279,030 and 143,213,102 shares issued at March 31, 2026 and December 31, 2025, respectively	1,433	1,432
CAPITAL SURPLUS	701,988	699,631
RETAINED EARNINGS	1,530,485	1,486,194
TREASURY STOCK (shares at cost: 940,093 and 936,268 at March 31, 2026 and December 31, 2025, respectively)	(14,639)	(14,274)
DEFERRED COMPENSATION	14,639	14,274
ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS), net	(290,055)	(269,940)
Total shareholders’ equity	1,943,851	1,917,317
Total liabilities and shareholders’ equity	$15,387,645	$15,446,476

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS—(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three-Months Ended March 31,
	2026	2025
INTEREST INCOME:
Interest and fees on loans	$135,207	$130,981
Interest on investment securities:
Taxable	32,283	25,034
Exempt from federal income tax	11,206	7,831
Interest on federal funds sold and interest-bearing demand deposits in banks	4,249	3,264
Total interest income	182,945	167,110
INTEREST EXPENSE:
Interest on deposits	47,851	47,549
Interest on repurchase agreements and borrowings	303	772
Total interest expense	48,154	48,321
Net interest income	134,791	118,789
PROVISION FOR CREDIT LOSSES	2,291	3,528
Net interest income after provision for credit losses	132,500	115,261
NONINTEREST INCOME:
Trust fees	13,363	12,653
Service charges on deposit accounts	6,077	6,177
Debit card fees	5,245	4,967
Credit card fees	651	577
Gain on sale and fees on mortgage loans	4,277	2,832
Net gain (loss) on sale of foreclosed assets	(56)	(35)
Other noninterest income	2,539	3,059
Total noninterest income	32,096	30,230
NONINTEREST EXPENSE:
Salaries, commissions and employee benefits	45,982	42,142
Net occupancy expense	3,630	3,720
Equipment expense	2,158	2,321
FDIC insurance premiums	1,560	1,575
Debit card expense	3,108	3,373
Professional and service fees	3,403	2,650
Printing, stationery and supplies	623	482
Operational and other losses	1,000	540
Software amortization and expense	4,594	3,732
Amortization of intangible assets	43	95
Other noninterest expense	10,667	9,705
Total noninterest expense	76,768	70,335
EARNINGS BEFORE INCOME TAXES	87,828	75,156
INCOME TAX EXPENSE	16,285	13,810
NET EARNINGS	$71,543	$61,346
NET EARNINGS PER SHARE, BASIC	$0.50	$0.43
NET EARNINGS PER SHARE, DILUTED	$0.50	$0.43
DIVIDENDS PER SHARE	$0.19	$0.18

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) —(UNAUDITED)

(Dollars in thousands)

	Three-Months Ended March 31,
	2026	2025
NET EARNINGS	$71,543	$61,346
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized loss on investment securities available-for- sale, before income taxes	(25,462)	44,810
Total other items of comprehensive earnings (loss)	(25,462)	44,810
Income tax benefit (expense) related to:
Change in unrealized loss on investment securities available-for- sale	5,347	(9,410)
Comprehensive earnings (loss) tax benefit (expense)	5,347	(9,410)
COMPREHENSIVE EARNINGS	$51,428	$96,746

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive Earnings	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Loss)	Equity
Balances at December 31, 2024	142,944,704	$1,429	$689,338	$1,340,082	(929,735)	$(12,905)	$12,905	$(424,289)	$1,606,560
Net earnings (unaudited)	—	—	—	61,346	—	—	—	—	61,346
Stock option exercises/ stock unit conversions/ restricted stock activity (unaudited)	74,729	1	803	—	—	—	—	—	804
Cash dividends declared, $0.18 per share (unaudited)	—	—	—	(25,776)	—	—	—	—	(25,776)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	35,400	35,400
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	1,382	(358)	358	—	—
Stock-based compensation expense (unaudited)	—	—	1,927	—	—	—	—	—	1,927
Balances at March 31, 2025 (unaudited)	143,019,433	$1,430	$692,068	$1,375,652	(928,353)	$(13,263)	$13,263	$(388,889)	$1,680,261
Balances at December 31, 2025	143,213,102	$1,432	$699,631	$1,486,194	(936,268)	$(14,274)	$14,274	$(269,940)	$1,917,317
Net earnings (unaudited)	—	—	—	71,543	—	—	—	—	71,543
Stock option exercises/ stock unit conversions/ restricted stock activity (unaudited)	65,928	1	455	—	—	—	—	—	456
Cash dividends declared, $0.19 per share (unaudited)	—	—	—	(27,252)	—	—	—	—	(27,252)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(20,115)	(20,115)
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(3,825)	(365)	365	—	—
Stock-based compensation expense (unaudited)	—	—	1,902	—	—	—	—	—	1,902
Balances at March 31, 2026 (unaudited)	143,279,030	$1,433	$701,988	$1,530,485	(940,093)	$(14,639)	$14,639	$(290,055)	$1,943,851

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)

(Dollars in thousands)

	Three-Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$71,543	$61,346
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,573	3,500
Provision for credit losses	2,291	3,528
Securities premium amortization, net	7,858	9,506
Loss on sale of foreclosed assets	56	35
Stock-based compensation	1,902	1,927
Net tax benefit from stock-based compensation	158	59
Change in loans held-for-sale	7,007	(5,882)
Change in other assets	7,684	(1,408)
Change in other liabilities	(430)	4,215
Total adjustments	30,099	15,480
Net cash provided by operating activities	101,642	76,826
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	9,741,411	5,234,555
Purchases	(9,929,436)	(5,341,856)
Net increase in loans held-for-investment	(128,893)	(32,980)
Purchases of bank premises, equipment and software	(4,141)	(2,115)
Net cash used in investing activities	(321,059)	(142,396)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(15,179)	8,512
Net (decrease) increase in interest-bearing deposits	(85,113)	359,085
Net proceeds (repayment) in repurchase agreements and other borrowings	5,616	(113,435)
Common stock transactions:
Proceeds from stock option exercises/stock unit conversions/restricted stock activity	456	804
Dividends paid	(27,223)	(25,754)
Net cash (used in) provided by financing activities	(121,443)	229,212
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(340,860)	163,642
CASH AND CASH EQUIVALENTS, beginning of period	1,077,988	763,413
CASH AND CASH EQUIVALENTS, end of period	$737,128	$927,055
SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$48,707	$48,694
Schedule of noncash investing and financing activities:
Increase in capital commitments relating to low-income housing project investments	10,000	—
Loans transferred to other real estate owned, net	1,695	—

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

First Financial Bankshares, Inc., a Texas corporation (“Bankshares,” “Company,” “we” or “us”), is a financial holding company which owns all of the capital stock of First Financial Bank, which had 79 locations located in Texas as of March 31, 2026. The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which First Financial Bank is located. In addition, the Company also owns First Financial Trust & Asset Management Company, First Financial Insurance Agency, Inc. (inactive), First Technology Services, Inc., FFB Investment Paris Fund, LLC, and FFB Portfolio Management, Inc.

Basis of Presentation

The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, reporting practices prescribed by the banking industry, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company's annual consolidated financial statements for the year ended December 31, 2025 included in the Company's Annual Report on Form 10-K filed with the SEC on February 25, 2026.

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three months ended March 31, 2026 are not necessarily indicative of results that may be expected for the full year ending December 31, 2026. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

Stock Repurchase

On July 22, 2025, the Company's Board of Directors extended the authorization to repurchase up to 5,000,000 common shares through July 31, 2026. The prior authorization had been in place since July 27, 2021. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades, or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. There were no repurchases during 2025 or through March 31, 2026.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of securities and report accrued interest separately in other assets on the consolidated balance sheets. A security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to securities reversed against interest income for the three-months ended March 31, 2026 or 2025, respectively.

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

At March 31, 2026 and December 31, 2025, the Company held no securities that were classified as held-to-maturity.

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

The Company has certain lending policies and procedures in place that are designed to maximize loan income with an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis and makes changes as appropriate. Management receives frequent reports related to loan originations, quality, concentrations, delinquencies, non-performing, and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions, both by type of loan and geography.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, we consider the borrower’s debt service capacity through the analysis of current financial information, if available, and/or current information with regards to our collateral position. Regulatory provisions would typically require the placement of a loan on nonaccrual status if principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or full payment of principal and interest is not expected. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan is placed back on accrual status when both principal and interest are current and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

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

Income Taxes

The Company’s provision for income taxes is based on income before income taxes adjusted for permanent differences between financial reporting and taxable income. Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. As of March 31, 2026, and December 31, 2025, deferred tax assets totaled $80,418,000 and $76,518,000, respectively, and were included in other assets on the consolidated balance sheets.

Per Share Data

Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. The Company calculates dilutive EPS assuming all outstanding stock options to purchase common shares and unvested restricted stock shares and units have been exercised and/or vested at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is determined by application of the treasury stock method, whereby the proceeds from the exercised options and unearned compensation for both restricted stock and stock options are assumed to be used to purchase common shares at the average market price during the respective period. There were 834,000 and 368,000 anti-dilutive shares for the three-months ended March 31, 2026 and March 31, 2025, respectively, that were excluded from the computation of EPS.

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended March 31, 2026:
Net earnings per share, basic	$71,543	143,210,755	$0.50
Effect of stock options and stock grants	—	397,324	—
Net earnings per share, diluted	$71,543	143,608,079	$0.50
For the three-months ended March 31, 2025:
Net earnings per share, basic	$61,346	142,949,514	$0.43
Effect of stock options and stock grants	—	405,634	—
Net earnings per share, diluted	$61,346	143,355,148	$0.43

Other Recently Issued and Effective Authoritative Accounting Guidance

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

ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements.” ASU 2025-11 is intended to provide clarity about the current interim reporting requirements, provides a list of the interim disclosures required by all other Codification topics and establishes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 will be effective for the Company beginning January 1, 2028, with early adoption permitted, and is not expected to have a significant impact on the Company’s financial statements.

Note 2 - Securities

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses and the fair value of available-for-sale securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost Basis	Holding Gains	Holding Losses	Fair Value
March 31, 2026
Securities available-for-sale:
U.S. Treasury securities	$20,023	$—	$(61)	$19,962
Obligations of states and political subdivisions	1,837,887	11,433	(119,598)	1,729,722
Residential mortgage-backed securities	2,938,998	4,108	(259,486)	2,683,620
Commercial mortgage-backed securities	1,139,122	5,599	(6,203)	1,138,518
Corporate bonds and other	100,278	1	(3,309)	96,970
	$6,036,308	$21,141	$(388,657)	$5,668,792
December 31, 2025
Securities available-for-sale:
U.S. Treasury securities	$61,136	$1	$(324)	$60,813
Obligations of states and political subdivisions	1,851,327	13,943	(113,897)	1,751,373
Residential mortgage-backed securities	2,856,717	7,768	(253,075)	2,611,410
Commercial mortgage-backed securities	982,567	9,801	(3,130)	989,238
Corporate bonds and other	104,391	23	(3,135)	101,279
	$5,856,138	$31,536	$(373,561)	$5,514,113

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at March 31, 2026, and December 31, 2025, were computed by using scheduled amortization of balances and historical prepayment rates.

The carrying value and estimated fair value of available-for-sale securities at March 31, 2026, by contractual and expected maturity, are shown below (dollars in thousands):

	Carrying	Estimated
	Value	Fair Value
Due within one year	$199,196	$197,892
Due after one year through five years	2,653,068	2,543,836
Due after five years through ten years	2,174,328	2,040,558
Due after ten years	1,009,716	886,506
Total	$6,036,308	$5,668,792

The following tables disclose as of March 31, 2026, and December 31, 2025, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2026
Securities available-for-sale
U.S. Treasury securities	$—	$—	$19,962	$(61)	$19,962	$(61)
Obligations of states and political subdivisions	28,550	(779)	1,324,981	(118,819)	1,353,531	(119,598)
Residential mortgage-backed securities	469,023	(4,398)	1,830,608	(255,088)	2,299,631	(259,486)
Commercial mortgage-backed securities	408,317	(3,539)	146,429	(2,664)	554,746	(6,203)
Corporate bonds and other	14,897	(41)	53,111	(3,268)	68,008	(3,309)
Total	$920,787	$(8,757)	$3,375,091	$(379,900)	$4,295,878	$(388,657)
December 31, 2025
Securities available-for-sale
U.S. Treasury securities	$—	$—	$59,815	$(324)	$59,815	$(324)
Obligations of states and political subdivisions	6,245	(387)	1,363,145	(113,510)	1,369,390	(113,897)
Residential mortgage-backed securities	63,311	(120)	1,996,200	(252,955)	2,059,511	(253,075)
Commercial mortgage-backed securities	188,241	(599)	152,452	(2,531)	340,693	(3,130)
Corporate bonds and other	4,987	(1)	63,382	(3,134)	68,369	(3,135)
Total	$262,784	$(1,107)	$3,634,994	$(372,454)	$3,897,778	$(373,561)

Allowance for Credit Losses on Available-for-Sale Securities

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

The number of investments in an unrealized loss position totaled 692 at March 31, 2026. As of March 31, 2026 and December 31, 2025, no allowance for credit losses has been recognized on available-for-sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available-for-sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. In addition, a portion of our investments are guaranteed by the U.S. Government, Treasury, or municipalities. Furthermore, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. At March 31, 2026, 72.48% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 54.91% are guaranteed by the Texas Permanent School Fund.

Securities, carried at approximately $2,839,792,000 on March 31, 2026, were pledged as collateral for public or trust fund deposits, repurchase agreements, borrowings and for other purposes required or permitted by law.

During the three-months ended March 31, 2026 and 2025, respectively, there were no sales of investment securities that were classified as available-for-sale. There were no gross realized security gains or losses from sales during the three-months ended March 31, 2026 and 2025.

The specific identification method was used to determine cost in order to compute the realized gains and losses.

Note 3 – Loans Held-for-Investment and Allowance for Credit Losses

For the periods ended March 31, 2026 and December 31, 2025, the following tables outline the Company’s loan portfolio by the ten portfolio segments where applicable.

Loans held-for-investment by portfolio segment are as follows (dollars in thousands):

	March 31,	December 31,
	2026	2025
Commercial:
Commercial & Industrial	$1,149,931	$1,116,461
Municipal	384,473	342,501
Total Commercial	1,534,404	1,458,962
Agricultural	77,583	95,776
Real Estate:
Construction & Development	1,169,037	1,157,865
Farm	329,151	327,625
Non-Owner Occupied CRE	825,771	832,816
Owner Occupied CRE	1,132,114	1,120,608
Residential	2,322,097	2,285,830
Total Real Estate	5,778,170	5,724,744
Consumer:
Auto	751,283	732,351
Non-Auto	143,680	146,443
Total Consumer	894,963	878,794
Total Loans	8,285,120	8,158,276
Less: Allowance for credit losses	(107,918)	(105,536)
Loans, net	$8,177,202	$8,052,740

Outstanding loan balances at March 31, 2026 and December 31, 2025, are net of unearned income, including net deferred loan fees.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (“FHLB”) and the Federal Reserve Discount Window to provide liquidity and to secure certain uninsured municipal deposits. At March 31, 2026, these available lines of credit were $2,313,929,000 and $1,869,712,000, respectively. At March 31, 2026, there was $633,000,000 used on the FHLB line for undisbursed commitments (letters of credit) used to secure public funds. At March 31, 2026, there were no borrowings from the Federal Reserve Discount Window. At March 31, 2026, $7,400,995,000 in loans held by our bank subsidiary were subject to blanket liens as security for these lines of credits.

The Company had $54,309,000 and $56,492,000 in nonaccrual, past due 90 days or more and still accruing, and foreclosed assets at March 31, 2026 and December 31, 2025, respectively.

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of March 31, 2026, and December 31, 2025:

	March 31, 2026			December 31, 2025
(Dollars in thousands)	Non-accrual	Non-accrual loans without a specific ACL	Accruing loans past due more than 90 days	Non-accrual	Non-accrual loans without a specific ACL	Accruing loans past due more than 90 days
Commercial:
Commercial & Industrial	$2,645	$89	$—	$3,639	$110	$—
Municipal	—	—	—	17	—	—
Agricultural	1,392	—	—	1,622	274	—
Real Estate:
Construction & Development	1,150	—	—	2,644	—	404
Farm	1,944	1,741	—	2,066	1,858	—
Non-Owner Occupied CRE	3,217	1,649	—	2,874	1,243	—
Owner Occupied CRE	24,645	14,872	—	26,606	15,939	488
Residential	16,272	4,268	218	14,558	4,827	—
Consumer:
Auto	662	—	—	871	—	—
Non-Auto	202	—	—	224	—	—
Total Loans	$52,129	$22,619	$218	$55,121	$24,251	$892

No significant additional funds are committed to be advanced in connection with nonaccrual loans as of March 31, 2026.

At March 31, 2026 and December 31, 2025, the Company’s past due loans are as follows (dollars in thousands):

March 31, 2026	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
Commercial:
Commercial & Industrial	$4,038	$310	$1,204	$5,552	$1,144,379	$1,149,931
Municipal	654	—	—	654	383,819	384,473
Agricultural	1,019	36	472	1,527	76,056	77,583
Real Estate:
Construction & Development	11,858	332	539	12,729	1,156,308	1,169,037
Farm	430	126	472	1,028	328,123	329,151
Non-Owner Occupied CRE	4,170	199	—	4,369	821,402	825,771
Owner Occupied CRE	5,721	—	722	6,443	1,125,671	1,132,114
Residential	25,398	4,624	4,217	34,239	2,287,858	2,322,097
Consumer:
Auto	1,045	180	—	1,225	750,058	751,283
Non-Auto	251	10	91	352	143,328	143,680
Total	$54,584	$5,817	$7,717	$68,118	$8,217,002	$8,285,120

December 31, 2025	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
Commercial:
Commercial & Industrial	$3,760	$850	$876	$5,486	$1,110,975	$1,116,461
Municipal	1,471	17	—	1,488	341,013	342,501
Agricultural	426	—	739	1,165	94,611	95,776
Real Estate:
Construction & Development	10,656	605	544	11,805	1,146,060	1,157,865
Farm	915	126	789	1,830	325,795	327,625
Non-Owner Occupied CRE	1,489	—	—	1,489	831,327	832,816
Owner Occupied CRE	9,582	13,631	1,536	24,749	1,095,859	1,120,608
Residential	21,505	3,493	3,340	28,338	2,257,492	2,285,830
Consumer:
Auto	1,161	92	—	1,253	731,098	732,351
Non-Auto	362	27	46	435	146,008	146,443
Total	$51,327	$18,841	$7,870	$78,038	$8,080,238	$8,158,276

* The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

A loan is considered to be collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At March 31, 2026 and December 31, 2025, the Company had $89,000 and $110,000 in collateral-dependent commercial loans, collateralized by business assets, and $22,530,000 and $23,867,000 in collateral dependent commercial real estate loans, collateralized by real estate, respectively.

Allowance for Credit Losses

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

In calculating the allowance for credit losses, most loans are segmented into pools based upon similar characteristics and risk profiles. Common characteristics and risk profiles include the type/purpose of loan, underlying collateral, geographical similarity and historical/expected credit loss patterns. In developing these loan pools for the purposes of modeling expected credit losses, we also analyzed the degree of correlation in how loans within each portfolio respond when subjected to varying economic conditions and scenarios as well as other portfolio stress factors. For modeling purposes, our loan portfolio segments include Commercial & Industrial, Municipal, Agricultural, Construction and Development, Farm, Non-Owner Occupied and Owner Occupied CRE, Residential, Consumer Auto and Consumer Non-Auto. We periodically reassess each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary.

The Company applies two methodologies to estimate the allowance on its pooled portfolio segments; discounted cash flows method and weighted average remaining life method. We have elected to use the discounted cash flow method for estimated credit losses for all loans held for investment except for Agriculture, Consumer Auto and Consumer Non-Auto loans. The models related to these methodologies utilize the Company’s historical default and loss experience adjusted for future economic forecasts. The reasonable and supportable forecast period represents a one-year economic outlook for the applicable economic variables. Following the end of the reasonable and supportable forecast period, expected losses revert back to the historical mean over the next two years on a straight-line basis. Economic variables that have the most significant impact on the allowance include: Texas unemployment rate, Texas house price index and Texas retail sales index. Contractual loan level cash flows within the discounted cash flows methodology are adjusted for the Company’s historical prepayment and curtailment rate experience.

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures.

The ACL on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. These obligations include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. The Company’s reserve for unfunded commitments totaled $5,940,000 and $6,387,000 at March 31, 2026 and December 31, 2025, respectively. The allowance is reported as a component of other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of the provision for credit loss expense. As of March 31, 2026, the Company had $1,794,686,000 in off-balance sheet commitments.

Summary information on the allowance for credit losses for the three-months ended March 31, 2026 and 2025, are outlined by portfolio segment in the following tables:

(Dollars in thousands)	Beginning balance	Provision for credit losses(1)	Charge-offs	Recoveries	Ending balance
Three-Months Ended March 31, 2026
Commercial:
Commercial & Industrial	$17,696	$2,663	$(238)	$594	$20,715
Municipal	135	117	—	—	252
Agricultural	325	54	(40)	—	339
Real Estate:
Construction & Development	17,000	636	(22)	—	17,614
Farm	2,577	(89)	—	—	2,488
Non-Owner Occupied CRE	14,561	(706)	—	14	13,869
Owner Occupied CRE	25,368	(885)	(150)	3	24,336
Residential	25,614	449	(140)	21	25,944
Consumer:
Auto	1,598	501	(358)	115	1,856
Non-Auto	662	(2)	(226)	71	505
Total	$105,536	$2,738	$(1,174)	$818	$107,918

Three-Months Ended March 31, 2025
Commercial:
Commercial & Industrial	$15,436	$154	$(91)	$93	$15,592
Municipal	200	160	—	—	360
Agricultural	1,653	(125)	—	36	1,564
Real Estate:
Construction & Development	19,861	(144)	—	—	19,717
Farm	2,871	47	—	1	2,919
Non-Owner Occupied CRE	14,664	1,042	—	3	15,709
Owner Occupied CRE	21,413	(48)	(175)	302	21,492
Residential	20,488	1,498	(250)	3	21,739
Consumer:
Auto	1,186	450	(339)	198	1,495
Non-Auto	553	(43)	(91)	74	493
Total	$98,325	$2,991	$(946)	$710	$101,080

(1) For the three-months ended March 31, 2026 and 2025, the provision for credit losses of $2,291,000 and $3,528,000, respectively, on the consolidated statements of earnings includes a provision for credit losses on loans of $2,738,000 and $2,991,000, respectively, and a reversal of provision for off-balance sheet unfunded commitments of $447,000, and provision for off-balance sheet unfunded commitments of $537,000, respectively.

The Company’s loans that are individually evaluated for credit losses (both collateral and non-collateral dependent) and their related allowances as of March 31, 2026 and December 31, 2025, are summarized in the following tables by loan segment (dollars in thousands):

March 31, 2026	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
Commercial & Industrial	$89	$2,556	$32,790	$35,435	$876	$10,464	$11,340
Municipal	—	—	8,980	8,980	—	130	130
Agricultural	—	1,392	395	1,787	223	114	337
Real Estate:
Construction & Development	—	1,150	22,848	23,998	126	2,509	2,635
Farm	1,741	203	4,961	6,905	5	171	176
Non-Owner Occupied CRE	1,649	1,568	36,281	39,498	380	2,439	2,819
Owner Occupied CRE	14,872	9,773	41,735	66,380	4,618	3,234	7,852
Residential	4,268	12,004	86,734	103,006	1,417	4,453	5,870
Consumer:
Auto	—	662	2,175	2,837	1	5	6
Non-Auto	—	202	731	933	1	2	3
Total	$22,619	$29,510	$237,630	$289,759	$7,647	$23,521	$31,168

December 31, 2025	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
Commercial & Industrial	$110	$3,529	$21,384	$25,023	$1,014	$7,253	$8,267
Municipal	—	17	—	17	—	—	—
Agricultural	274	1,348	525	2,147	198	125	323
Real Estate:
Construction & Development	—	2,644	17,439	20,083	171	1,790	1,961
Farm	1,858	208	5,348	7,414	6	211	217
Non-Owner Occupied CRE	1,243	1,631	33,134	36,008	431	2,897	3,328
Owner Occupied CRE	15,939	10,667	35,420	62,026	5,348	3,379	8,727
Residential	4,827	9,731	83,934	98,492	958	4,969	5,927
Consumer:
Auto	—	871	2,421	3,292	2	5	7
Non-Auto	—	224	880	1,104	1	2	3
Total	$24,251	$30,870	$200,485	$255,606	$8,129	$20,631	$28,760

The Company’s allowance for loans and recorded investment that are individually evaluated for credit losses and collectively evaluated for credit losses as of March 31, 2026 and December 31, 2025, are summarized in the following table by loan segment (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in thousands)	Commercial & Industrial	Municipal	Agricultural	Construction & Development	Farm	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Consumer Auto	Consumer Non-Auto	Total
March 31, 2026
Allowance for loan loss:
Individually evaluated	$11,340	$130	$337	$2,635	$176	$2,819	$7,852	$5,870	$6	$3	$31,168
Collectively evaluated	9,375	122	2	14,979	2,312	11,050	16,484	20,074	1,850	502	76,750
Total ACL on loans	$20,715	$252	$339	$17,614	$2,488	$13,869	$24,336	$25,944	$1,856	$505	$107,918
Portfolio loans:
Individually evaluated	$35,435	$8,980	$1,787	$23,998	$6,905	$39,498	$66,380	$103,006	$2,837	$933	$289,759
Collectively evaluated	1,114,496	375,493	75,796	1,145,039	322,246	786,273	1,065,734	2,219,091	748,446	142,747	7,995,361
Total portfolio loans	$1,149,931	$384,473	$77,583	$1,169,037	$329,151	$825,771	$1,132,114	$2,322,097	$751,283	$143,680	$8,285,120
December 31, 2025
Allowance for loan loss:
Individually evaluated	$8,267	$—	$323	$1,961	$217	$3,328	$8,727	$5,927	$7	$3	$28,760
Collectively evaluated	9,429	135	2	15,039	2,360	11,233	16,641	19,687	1,591	659	76,776
Total ACL on loans	$17,696	$135	$325	$17,000	$2,577	$14,561	$25,368	$25,614	$1,598	$662	$105,536
Portfolio loans:
Individually evaluated	$25,023	$17	$2,147	$20,083	$7,414	$36,008	$62,026	$98,492	$3,292	$1,104	$255,606
Collectively evaluated	1,091,438	342,484	93,629	1,137,782	320,211	796,808	1,058,582	2,187,338	729,059	145,339	7,902,670
Total portfolio loans	$1,116,461	$342,501	$95,776	$1,157,865	$327,625	$832,816	$1,120,608	$2,285,830	$732,351	$146,443	$8,158,276

Credit Quality Indicators

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

The Company has several pass credit grades that are assigned to loans based on varying levels of credits, ranging from credits that are secured by cash or marketable securities, to watch credits that have all the characteristics of an acceptable credit risk but warrant more than the normal level of supervision.

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

The following table summarizes the Company’s loans held-for-investment by internal ratings, portfolio segments, and vintage year at March 31, 2026 (dollars in thousands):

March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial & Industrial
Pass	$183,340	$541,594	$163,724	$86,217	$87,541	$52,080	$—	$1,114,496
Special mention	1,235	1,738	734	200	38	104	—	4,049
Substandard	1,295	7,972	4,173	4,533	1,767	11,646	—	31,386
Total	$185,870	$551,304	$168,631	$90,950	$89,346	$63,830	$—	$1,149,931
Municipal
Pass	$66,737	$129,898	$29,342	$22,544	$64,473	$62,499	$—	$375,493
Substandard	—	—	—	—	725	8,255	—	8,980
Total	$66,737	$129,898	$29,342	$22,544	$65,198	$70,754	$—	$384,473
Agricultural
Pass	$17,387	$50,272	$3,574	$2,496	$1,575	$492	$—	$75,796
Special mention	—	1	—	—	27	—	—	28
Substandard	439	118	1,110	39	32	21	—	1,759
Total	$17,826	$50,391	$4,684	$2,535	$1,634	$513	$—	$77,583
Construction & Development
Pass	$177,586	$667,843	$120,812	$77,930	$48,933	$50,259	$1,676	$1,145,039
Special mention	—	4,687	—	363	—	—	—	5,050
Substandard	2,931	7,728	5,613	285	1,059	1,332	—	18,948
Total	$180,517	$680,258	$126,425	$78,578	$49,992	$51,591	$1,676	$1,169,037
Farm
Pass	$29,408	$86,102	$50,442	$27,399	$55,080	$73,815	$—	$322,246
Special mention	—	—	—	120	—	80	—	200
Substandard	—	489	335	379	3,512	1,990	—	6,705
Total	$29,408	$86,591	$50,777	$27,898	$58,592	$75,885	$—	$329,151
Non-Owner Occupied CRE
Pass	$43,550	$167,560	$118,090	$43,780	$227,267	$186,026	$—	$786,273
Special mention	1,940	243	272	1,869	2,819	349	—	7,492
Substandard	470	6,966	3,881	2,431	2,221	16,037	—	32,006
Total	$45,960	$174,769	$122,243	$48,080	$232,307	$202,412	$—	$825,771
Owner Occupied CRE
Pass	$76,048	$221,325	$149,309	$88,661	$230,666	$299,725	$—	$1,065,734
Special mention	1,999	1,648	9,607	649	961	3,712	—	18,576
Substandard	235	2,795	1,711	3,566	23,525	15,972	—	47,804
Total	$78,282	$225,768	$160,627	$92,876	$255,152	$319,409	$—	$1,132,114
Residential
Pass	$131,784	$456,973	$369,851	$280,921	$299,559	$447,164	$232,839	$2,219,091
Special mention	—	830	2,220	1,284	21,374	3,120	2,346	31,174
Substandard	851	7,212	10,052	10,921	19,757	18,853	4,186	71,832
Total	$132,635	$465,015	$382,123	$293,126	$340,690	$469,137	$239,371	$2,322,097
Consumer Auto
Pass	$110,120	$334,846	$185,268	$55,119	$51,387	$11,706	$—	$748,446
Special mention	—	14	—	153	76	21	—	264
Substandard	—	81	591	598	1,040	263	—	2,573
Total	$110,120	$334,941	$185,859	$55,870	$52,503	$11,990	$—	$751,283
Consumer Non-Auto
Pass	$21,024	$56,286	$26,143	$14,154	$13,435	$4,898	$6,807	$142,747
Special mention	—	9	—	—	8	14	—	31
Substandard	—	112	113	144	355	100	78	902
Total	$21,024	$56,407	$26,256	$14,298	$13,798	$5,012	$6,885	$143,680
Total Loans
Pass	856,984	2,712,699	1,216,555	699,221	1,079,916	1,188,664	241,322	7,995,361
Special mention	5,174	9,170	12,833	4,638	25,303	7,400	2,346	66,864
Substandard	6,221	33,473	27,579	22,896	53,993	74,469	4,264	222,895
Doubtful	—	—	—	—	—	—	—	—
Total Loans	$868,379	$2,755,342	$1,256,967	$726,755	$1,159,212	$1,270,533	$247,932	$8,285,120

The following table summarizes the Company’s loans held-for-investment by internal ratings, portfolio segments, and vintage year at December 31, 2025 (dollars in thousands):

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial & Industrial
Pass	$638,287	$188,647	$100,264	$94,870	$33,180	$36,190	$—	$1,091,438
Special mention	2,194	755	229	672	129	279	—	4,258
Substandard	10,064	4,356	4,677	1,437	170	61	—	20,765
Total	$650,545	$193,758	$105,170	$96,979	$33,479	$36,530	$—	$1,116,461
Municipal
Pass	$143,286	$31,910	$22,971	$70,735	$9,760	$63,822	$—	$342,484
Substandard	—	—	—	—	—	17	—	17
Total	$143,286	$31,910	$22,971	$70,735	$9,760	$63,839	$—	$342,501
Agricultural
Pass	$82,964	$4,915	$2,944	$2,287	$440	$79	$—	$93,629
Special mention	—	—	—	34	—	—	—	34
Substandard	683	1,174	48	32	156	20	—	2,113
Total	$83,647	$6,089	$2,992	$2,353	$596	$99	$—	$95,776
Construction & Development
Pass	$763,232	$177,570	$86,079	$54,158	$43,936	$11,484	$1,323	$1,137,782
Special mention	1,490	—	368	—	—	—	—	1,858
Substandard	9,869	5,567	538	893	1,274	84	—	18,225
Total	$774,591	$183,137	$86,985	$55,051	$45,210	$11,568	$1,323	$1,157,865
Farm
Pass	$91,475	$57,560	$31,535	$56,390	$52,887	$30,364	$—	$320,211
Special mention	—	—	—	—	317	193	—	510
Substandard	824	350	382	3,541	394	1,413	—	6,904
Total	$92,299	$57,910	$31,917	$59,931	$53,598	$31,970	$—	$327,625
Non-Owner Occupied CRE
Pass	$176,298	$133,099	$55,849	$234,494	$108,478	$88,590	$—	$796,808
Special mention	—	274	1,867	3,651	3,164	654	—	9,610
Substandard	7,030	—	2,498	919	13,262	2,689	—	26,398
Total	$183,328	$133,373	$60,214	$239,064	$124,904	$91,933	$—	$832,816
Owner Occupied CRE
Pass	$224,659	$163,786	$96,918	$244,128	$151,923	$177,168	$—	$1,058,582
Special mention	1,666	9,690	654	1,261	3,974	154	—	17,399
Substandard	618	1,906	1,394	24,587	7,307	8,815	—	44,627
Total	$226,943	$175,382	$98,966	$269,976	$163,204	$186,137	$—	$1,120,608
Residential
Pass	$489,167	$385,921	$297,128	$311,207	$214,343	$260,915	$228,657	$2,187,338
Special mention	1,360	2,042	1,367	21,638	1,960	1,233	2,346	31,946
Substandard	4,958	9,400	9,420	20,245	5,218	13,310	3,995	66,546
Total	$495,485	$397,363	$307,915	$353,090	$221,521	$275,458	$234,998	$2,285,830
Consumer Auto
Pass	$371,849	$212,013	$65,985	$62,910	$14,234	$2,068	$—	$729,059
Special mention	41	61	189	85	27	6	—	409
Substandard	75	607	692	1,213	272	24	—	2,883
Total	$371,965	$212,681	$66,866	$64,208	$14,533	$2,098	$—	$732,351
Consumer Non-Auto
Pass	$69,838	$30,450	$16,321	$15,397	$5,408	$1,038	$6,887	$145,339
Special mention	9	—	—	9	—	16	—	34
Substandard	212	97	236	396	100	14	15	1,070
Total	$70,059	$30,547	$16,557	$15,802	$5,508	$1,068	$6,902	$146,443
Total Loans
Pass	3,051,055	1,385,871	775,994	1,146,576	634,589	671,718	236,867	7,902,670
Special mention	6,760	12,822	4,674	27,350	9,571	2,535	2,346	66,058
Substandard	34,333	23,457	19,885	53,263	28,153	26,447	4,010	189,548
Doubtful	—	—	—	—	—	—	—	—
Total Loans	$3,092,148	$1,422,150	$800,553	$1,227,189	$672,313	$700,700	$243,223	$8,158,276

The following tables summarize the Company's gross charge-offs by origination year and loan class for the three-months ended March 31, 2026 and 2025:

	Three-Months Ended March 31, 2026
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial & Industrial	$—	$28	$125	$6	$9	$70	$—	$238
Agricultural	—	—	40	—	—	—	—	40
Construction & development	—	—	—	—	—	22	—	22
Owner occupied CRE	—	—	—	—	—	150	—	150
Residential	—	—	42	95	—	3	—	140
Auto	—	43	76	146	76	17	—	358
Non-auto	—	86	40	91	9	—	—	226
Total Charge-Offs	$—	$157	$323	$338	$94	$262	$—	$1,174

	Three-Months Ended March 31, 2025
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial & Industrial	$—	$—	$52	$20	$—	$19	$—	$91
Owner occupied CRE	—	—	—	175	—	—	—	175
Residential	—	—	102	148	—	—	—	250
Auto	—	110	32	178	19	—	—	339
Non-auto	—	15	18	20	26	12	—	91
Total Charge-Offs	$—	$125	$204	$541	$45	$31	$—	$946

Modifications of receivables to debtors experiencing financial difficulty

The Company evaluates all loan restructurings, including restructurings for borrowers experiencing financial difficulty, to determine whether they result in a new loan or a continuation of an existing loan. In accordance with ASC 326, the Company only establishes a specific reserve for modifications to borrowers experiencing financial difficulty when the loan is identified as impaired. The effect of most modifications of loans made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance. The Company adjusts the terms of loans for certain borrowers when it believes such changes will help its customers manage their loan obligations and increase the collectability of the loans.

During the three-months ended March 31, 2026 and 2025, respectively, loan modifications made to borrowers experiencing financial difficulty was insignificant.

Note 4 - Loans Held-for-Sale

Loans held-for-sale totaled $22,984,000 and $29,992,000 at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 and December 31, 2025, $4,848,000 and $4,561,000, respectively, are valued at the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

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

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions (dollars in thousands):

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
March 31, 2026:
IRLCs	$73,681	$723	$—
Forward mortgage-backed securities trades	113,500	515	—
December 31, 2025:
IRLCs	$38,185	$579	$—
Forward mortgage-backed securities trades	70,500	—	132

Note 6 – Borrowings and Repurchase Agreements

Borrowings and repurchase agreements consisted of the following (dollars in thousands):

	March 31,	December 31,
	2026	2025
Securities sold under agreements with customers to repurchase	$67,946	$62,956
Federal funds purchased	1,250	625
Other borrowings	21,056	21,055
Total	$90,252	$84,636

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

The Company renewed its loan agreement, effective June 30, 2025, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $50,000,000 on a revolving line of credit. There was no outstanding balance under the line of credit as of March 31, 2026.

During 2021, the Company began investing in qualifying Community Development Entities ("CDE") under the federal New Market Tax Credits ("NMTC") program. See Note 7 for further discussion of our activity and related balances on the consolidated balance sheets, including $21,053,000 within other borrowings shown above.

Note 7 - Income Taxes

Income tax expense was $16,285,000 for the first quarter of 2026 as compared to $13,810,000 for the same period in 2025. The Company’s effective tax rates on pretax income were 18.54% and 18.38% for the first quarters of 2026 and 2025, respectively. The effective tax rates differ from the statutory federal tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan, excess tax benefits for distributions under our deferred compensation plan and vesting of equity awards, New Market Tax Credits and Low Income Housing Tax Credits.

Low Income Housing Tax Credit Investments - The Company has investments in an affordable housing fund that will invest in real estate projects that qualify for the federal low-income housing tax credit ("LIHTC") program designed to promote private development of low income housing. The investments made by the fund will generate a return to the Company primarily through the realization of LIHTCs, and also through federal tax deductions generated from the ongoing operating losses from the investees of the fund. The Company's investment in the fund will be amortized through income tax expense using the proportional amortization method as related tax credits are utilized by the Company. The carrying values of investments in LIHTC's were $35,679,000 and $27,500,000 as of March 31, 2026 and December 31, 2025, respectively, and is included as a component of other assets on the consolidated balance sheets. Total unfunded contingent commitments related to the LIHTC investments totaled $30,622,000 and $21,114,000 at March 31, 2026 and December 31, 2025, respectively, a component of other liabilities on the consolidated balance sheets. The Company expects the remaining commitments to be funded by 2043. There were no impairment losses on the LIHTC investments during the three-months ended March 31, 2026 and 2025.

New Market Tax Credit Investments - During 2021, the Company began investing in qualifying CDEs under the federal NMTC program. NMTC investments are made through the third-party CDEs which are qualified through the U.S. Department of Treasury and receive periodic allocation of amounts under the NMTC program. NMTCs are generated from qualified investments by the CDEs utilizing equity investments made by a taxpayer, like the Company. Through these equity investments, the Company will receive the tax benefits from the NMTCs equal to 39% of the qualified investment from the CDE to qualifying eligible projects over a seven year period. The Company's equity investments in the CDEs is amortized using the proportional amortization method and related tax credits are allocated to the Company. At March 31, 2026 and December 31, 2025, the consolidated balance sheet of the Company included an $18,000,000 loan to the investee in loans and the $21,053,000 leveraged loan from the investee within other borrowings (see Note 6). At March 31, 2026 and December 31, 2025, the consolidated balance sheet of the Company included CDE investments in other assets of $22,801,000 and $23,128,000, respectively.

Note 8 - Stock Based Compensation

On April 27, 2021, the Company’s shareholders approved the 2021 Omnibus Stock and Incentive Plan (“2021 Plan”) and reserved 2,500,000 shares of the Company’s common stock for issuance under this plan. At March 31, 2026, the Company had 943,610 shares of stock remaining for issuance under the plan. The 2021 Plan supersedes all prior stock option and restricted stock plans with shares previously reserved for issuance under such plans cancelled.

Restricted Stock Units

Under the 2021 Plan, the Company grants restricted stock units under compensation arrangements for the benefit of employees and senior and executive officers. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements. The following table summarizes information about the changes in restricted stock units for the three-months ended March 31, 2026 and 2025.

	For the Three-Months Ended March 31,
	2026		2025
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	81,707	$34.91	71,656	$34.36
Grants	—	—	—	—
Vesting	—	—	—	—
Forfeited/expired	(1,299)	34.62	(397)	33.47
Balance at end of period	80,408	$34.91	71,259	$34.36

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

The following table summarizes information about the changes in PSUs as of and for the three-months ended March 31, 2026 and 2025.

	For the Three-Months Ended March 31,
	2026		2025
	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	115,681	$33.93	96,206	$35.83
Grants	—	—	—	—
Performance adjustment (1)	14,437	29.53	11,031	47.19
Vesting	(43,329)	29.53	(33,104)	47.19
Forfeited/expired	(1,268)	35.48	(614)	32.59
Balance at end of period	85,521	$35.40	73,519	$32.45

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

The following table summarizes information about vested and unvested restricted stock.

	For the Three-Months Ended March 31,
	2026		2025
	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	24,876	$33.78	24,348	$30.91
Grants	—	—	—	—
Vesting	—	—	—	—
Forfeited/expired	—	—	—	—
Balance at end of period	24,876	$33.78	24,348	$30.91

The total fair value of restricted stock unit, performance stock unit, and restricted stock awards vested for the three-months ended March 31, 2026 and 2025, was $1,281,000 and $847,000, respectively.

The Company recorded restricted stock unit and performance-based restricted stock unit expense for employees of $939,000 and $1,066,000 for the three-months ended March 31, 2026 and 2025, respectively. The Company recorded director expense related to these restricted stock awards of $210,000 and $193,000, for the three-months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026 there was $4,894,000 of total unrecognized compensation cost related to unvested restricted stock units, performance-based restricted stock units, and restricted stock awards, which is expected to be recognized over a weighted-average period of 1.08 years. At March 31, 2026 and December 31, 2025, there was $179,000 and $199,000, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting.

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

An analysis of stock option activity for the three-months ended March 31, 2026 is presented in the table and narrative below:

	Shares	Weighted- Average Ex. Price
Outstanding, December 31, 2025	1,545,453	$34.10
Granted	—	—
Exercised	(25,500)	21.18
Cancelled	(32,358)	36.26
Outstanding, March 31, 2026	1,487,595	34.27
Exercisable, March 31, 2026	927,487	$32.64

The options outstanding at March 31, 2026 had exercise prices ranging between $21.18 and $48.91. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees.

The Company recorded stock option expense totaling $753,000 and $669,000 for the three-months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, there was $3,869,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.01 years. The total fair value of shares vested during the three-months ended March 31, 2026 and 2025 was $10,000 and $26,000, respectively.

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

There were no transfers between Level 2 and Level 3 during the three-months ended March 31, 2026 and 2025.

The following table summarizes the Company’s available-for-sale securities, loans held-for-sale, and derivatives which are measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

March 31, 2026	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$19,962	$—	$—	$19,962
Obligations of state and political subdivisions	—	1,729,722	—	1,729,722
Corporate bonds	—	68,429	—	68,429
Residential mortgage-backed securities	—	2,683,620	—	2,683,620
Commercial mortgage-backed securities	—	1,138,518	—	1,138,518
Other securities	28,541	—	—	28,541
Total	$48,503	$5,620,289	$—	$5,668,792
Loans held-for-sale	$—	$18,136	$—	$18,136
IRLCs	$—	$—	$723	$723
Forward mortgage-backed securities trades	$—	$515	$—	$515

December 31, 2025	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$60,813	$—	$—	$60,813
Obligations of state and political subdivisions	—	1,751,373	—	1,751,373
Corporate bonds	—	78,709	—	78,709
Residential mortgage-backed securities	—	2,611,410	—	2,611,410
Commercial mortgage-backed securities	—	989,238	—	989,238
Other securities	22,570	—	—	22,570
Total	$83,383	$5,430,730	$—	$5,514,113
Loans held-for-sale	$—	$25,431	$—	$25,431
IRLCs	$—	$—	$579	$579
Forward mortgage-backed securities trades	$—	$(132)	$—	$(132)

The following table summarizes the Company’s loans held-for-sale at fair value and the net unrealized gains as of the balance sheet dates shown below (dollars in thousands):

	March 31,	December 31,
	2026	2025
Unpaid principal balance on loans held-for-sale	$17,937	$24,654
Net unrealized gains on loans held-for-sale	199	777
Loans held-for-sale at fair value	$18,136	$25,431

The following table summarizes the Company’s gains on sale and fees of mortgage loans for the three-months ended March 31, 2026 and 2025 (dollars in thousands):

	Three-Months Ended March 31,
	2026	2025
Realized gain on sale and fees on mortgage loans*	$4,136	$2,384
Change in fair value on loans held-for-sale and IRLCs	(506)	565
Change in forward mortgage-backed securities trades	647	(117)
Total gain on sale of mortgage loans	$4,277	$2,832

* This includes gains on loans held-for-sale carried under the fair value method and lower of cost or market.

No residential mortgage loans held-for-sale were 90 days or more past due or considered nonaccrual as of March 31, 2026 or December 31, 2025. No credit losses were recognized on mortgage loans held-for-sale for the three-months ended March 31, 2026 and 2025.

Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include other real estate owned, goodwill and other intangible assets, and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three-months ended March 31, 2026 and 2025, respectively, include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no significant other real estate owned properties that were re-measured subsequent to their initial transfer to other real estate owned during the three-months ended March 31, 2026 and 2025.

At March 31, 2026 and December 31, 2025, other real estate owned totaled $1,845,000 and $280,000, respectively.

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

	March 31,		December 31,
	2026		2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$264,850	$264,850	$249,466	$249,466	Level 1
Federal funds sold	14,075	14,075	1,575	1,575	Level 1
Interest-bearing demand deposits in banks	458,203	458,203	826,947	826,947	Level 1
Available-for-sale securities	5,668,792	5,668,792	5,514,113	5,514,113	Levels 1 and 2
Loans held-for-investment, net of allowance for credit losses	8,177,202	8,139,550	8,052,740	8,061,186	Level 3
Loans held-for-sale	22,984	23,136	29,992	30,163	Level 2
Accrued interest receivable	62,799	62,799	68,470	68,470	Level 2
Deposits with stated maturities	896,980	892,425	900,554	902,588	Level 2
Deposits with no stated maturities	12,348,257	12,348,257	12,444,975	12,444,975	Level 1
Repurchase Agreements	67,946	67,946	62,956	62,956	Level 2
Borrowings	22,306	22,306	21,680	21,680	Level 2
Accrued interest payable	5,120	5,120	5,673	5,673	Level 2
IRLCs	723	723	579	579	Level 3
Forward mortgage-backed securities trades asset (liability)	515	515	(132)	(132)	Level 2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” “could,” “may,” or “would” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited, to those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, under the heading “Risk Factors,” and the following:

•
general economic conditions, including the impact of government shutdowns, our local, state and national real estate markets, and employment trends;
•
the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”);
•
effect of severe weather conditions, including hurricanes, tornadoes, flooding and droughts;
•
volatility and disruption in national and international financial and commodity markets;
•
government intervention in the U.S. financial system including the effects of recent legislative, tax, accounting, tariffs, and regulatory actions and reforms, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau (“CFPB”), the Inflation Reduction Act of 2022, the capital ratios of Basel III as adopted by the federal banking authorities and the Tax Cuts and Jobs Act, and the One Big Beautiful Bill Act ("OBBBA");
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
•
fluctuations in the market value and liquidity of the investment securities we have classified as available-for-sale ("AFS"), including the effects of changes in market interest rates;
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

In addition, financial markets and global supply chains may continue to be adversely affected by the current or anticipated impact of military conflict, including the current Ukraine and Middle East conflicts and other world events, terrorism or other geopolitical events.

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

The following discussion and analysis of operations and financial condition should be read in conjunction with the consolidated financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as those included in the Company’s 2025 Annual Report on Form 10-K.

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

We deem our most critical accounting policies to be (i) our allowance for credit losses and our provision for credit losses and (ii) our valuation of financial instruments. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on our reported results for a given period. A discussion of (i) our allowance for credit losses and our provision for credit losses and (ii) our valuation of financial instruments is included in Notes 1, 3, and 9 to our Consolidated Financial Statements.

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

The prior authorization had been in place since July 27, 2021. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and stockholders. Any repurchase of stock will be made through the open market, block trades, or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. There have been no repurchases during 2025 or through March 31, 2026.

Results of Operations

Performance Summary. Net earnings for the first quarter of 2026 were $71.54 million, an increase of 16.62% when compared to earnings of $61.35 million for the first quarter of 2025. Diluted earnings per share was $0.50 for the first quarter of 2026 and $0.43 for the first quarter of 2025.

The return on average assets was 1.89% for the first quarter of 2026, as compared to 1.78% for the first quarter of 2025. The return on average equity was 14.83% for the first quarter of 2026, as compared to 15.12% for the first quarter of 2025.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $138.58 million for the first quarter of 2026, as compared to $121.49 million for the same period last year. The increase in tax equivalent net interest income for the first quarter of 2026 compared to the same quarter in 2025 was largely attributable to the increases in average loans, the increase in average balance and the rate of return on taxable and tax-exempt investment securities, and a $1.26 million reversal of interest expense. Average earning assets were $14.54 billion for the first quarter of 2026, as compared to $13.16 billion during the first quarter of 2025. The increase of $1.38 billion in average earning assets for the first quarter of 2026 when compared to the same period in 2025 was primarily a result of (i) an increase in loans of $321.05 million, (ii) an increase in taxable investment securities of $570.66 million and (iii) an increase in tax-exempt investment securities of $319.33 million. Average interest-bearing liabilities were $9.91 billion for the first quarter of 2026, as compared to $9.01 billion in the same period in 2025. The yield on earning assets decreased 2 basis points while the rate paid on interest-bearing liabilities decreased 20 basis points for the first quarter of 2026 when compared to the first quarter of 2025.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (dollars in thousands):

	Three-Months Ended March 31, 2026 Compared to Three-Months Ended March 31, 2025
	Change Attributable to		Total
	Volume	Rate	Change
Short-term investments	$1,912	$(927)	$985
Taxable investment securities	4,075	3,174	7,249
Tax-exempt investment securities (1)	2,249	2,023	4,272
Loans (1) (2)	5,313	(893)	4,420
Interest income	13,549	3,377	16,926

Interest-bearing deposits	5,045	(4,743)	302
Repurchase agreements	35	(15)	20
Borrowings	(396)	(93)	(489)
Interest expense	4,684	(4,851)	(167)

Net interest income	$8,865	$8,228	$17,093

(1)
Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(2)
Nonaccrual loans are included in loans.

The net interest margin, on a tax equivalent basis, was 3.86% for the first quarter of 2026, an increase of 12 basis points from the same period in 2025. The net interest margin has expanded during the past year primarily due to (i) strong growth in deposits that has enabled the Company to deploy those funds into the higher yielding loans and securities portfolios, (ii) a reduction in cost of deposits, and (iii) investment of lower yielding securities cash flows into higher yielding bonds. The Federal Reserve began increasing interest rates in March 2022 and continuing into 2023 to a peak of 5.25% to 5.50%. Most recently, the Federal Reserve decreased interest rates by 100 basis points in 2024 and 25 basis points in September, October, and December 2025, respectively, resulting in a target rate of 3.50% to 3.75% at March 31, 2026.

There are $1.44 billion of municipal and related deposits which are indexed to short-term treasury rates which have continued to fluctuate with the changes in the applicable rate index. Average municipal and related deposits totaled $1.89 billion and $1.60 billion for the three-months ended March 31, 2026 and 2025, respectively, with an average rate paid of 3.02% and 3.39%, for the respective three-months then ended.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (dollars in thousands, except percentages):

	Three-Months Ended March 31,
	2026			2025
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$466,144	$4,249	3.70%	$293,636	$3,264	4.51%
Taxable investment securities (2)	4,076,690	32,283	3.17	3,506,035	25,034	2.86
Tax-exempt investment securities (2)(3)	1,726,765	14,184	3.29	1,407,440	9,912	2.82
Loans (3)(4)	8,273,995	136,020	6.67	7,952,946	131,600	6.71
Total earning assets	14,543,594	$186,736	5.21%	13,160,057	$169,810	5.23%
Cash and due from banks	259,895			226,480
Bank premises and equipment, net	149,894			150,885
Other assets	203,945			237,103
Goodwill and other intangible assets, net	313,629			313,951
Allowance for credit losses	(105,728)			(98,364)
Total assets	$15,365,229			$13,990,112
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$9,824,362	$47,851	1.98%	$8,882,040	$47,549	2.17%
Repurchase agreements	62,849	229	1.48	53,920	209	1.57
Borrowings	22,155	74	1.35	74,561	563	3.06
Total interest-bearing liabilities	9,909,366	$48,154	1.97%	9,010,521	$48,321	2.17%
Noninterest-bearing deposits	3,401,092			3,265,838
Other liabilities	97,986			68,218
Total liabilities	13,408,444			12,344,577
Shareholders’ equity	1,956,785			1,645,535
Total liabilities and shareholders’ equity	$15,365,229			$13,990,112
Net interest income (tax equivalent)		$138,582			$121,489
Rate Analysis:
Interest income/earning assets			5.21%			5.23%
Interest expense/earning assets			(1.35)			(1.49)
Net interest margin			3.86%			3.74%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Includes tax equivalent yield adjustment of approximately $3.79 million and $2.70 million in the first quarters of 2026 and 2025, respectively, using an effective tax rate of 21% for both periods.
(4)
Includes nonaccrual loans.

Noninterest Income. Noninterest income for the first quarter of 2026 was $32.10 million, an increase of $1.87 million, when compared to $30.23 million in the same quarter of 2025. Trust fee income increased to $13.36 million for the first quarter of 2026 compared to $12.65 million for the first quarter of 2025, driven by the increase in market value of trust assets managed to $11.91 billion at March 31, 2026, compared to $10.86 billion at March 31, 2025. Service charges on deposits decreased to $6.08 million for the first quarter of 2026 compared with $6.18 million for the first quarter of 2025, driven by a decrease in overdraft fees. Mortgage related income increased to $4.28 million for the first quarter of 2026 compared to $2.83 million in the first quarter of 2025, due to increased volume in mortgage loans originated and better margins.

Table 3 - Noninterest Income (dollars in thousands):

	Three-Months Ended March 31,
	2026	Increase (Decrease)	2025
Trust fees	$13,363	$710	$12,653
Service charges on deposit accounts	6,077	(100)	6,177
Debit card fees	5,245	278	4,967
Credit card fees	651	74	577
Gain on sale and fees on mortgage loans	4,277	1,445	2,832
Net gain (loss) on sale of foreclosed assets	(56)	(21)	(35)
Other:
Check printing fees	4	(20)	24
Safe deposit rental fees	242	(10)	252
Credit life fees	217	(13)	230
Brokerage commissions	449	59	390
Wire transfer fees	468	53	415
Miscellaneous income	1,159	(589)	1,748
Total other	2,539	(520)	3,059
Total Noninterest Income	$32,096	$1,866	$30,230

Noninterest Expense. Total noninterest expense for the first quarter of 2026 was $76.77 million, compared to $70.34 million for the same period of 2025. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio was 44.98% for the first quarter of 2026 compared to 46.36% for the same quarter in 2025.

Salaries, commissions and employee benefits for the first quarter of 2026 totaled $45.98 million, compared to $42.14 million for the same period in 2025. The increase from prior year is primarily resulting from additions to staff and merit-based and market driven pay increases to officers and employees over the past year.

All other categories of noninterest expense for the first quarter of 2026 totaled $30.79 million, compared to $28.19 million in the same quarter a year ago. Noninterest expense, excluding salary related costs, for the three-months ended March 31, 2026 increased when compared to the same period in 2025 largely due to increases in software amortization, professional fees and operational and other losses.

Table 4 - Noninterest Expense (dollars in thousands):

	Three-Months Ended March 31,
	2026	Increase (Decrease)	2025
Salaries, commissions and incentives (excluding mortgage)	$30,978	$2,315	$28,663
Mortgage salaries and incentives	2,576	716	1,860
Medical	3,523	345	3,178
Profit sharing	3,023	38	2,985
401(k) match expense	1,292	150	1,142
Payroll taxes	2,898	318	2,580
Stock based compensation	1,692	(42)	1,734
Total salaries and employee benefits	45,982	3,840	42,142
Net occupancy expense	3,630	(90)	3,720
Equipment expense	2,158	(163)	2,321
FDIC insurance premiums	1,560	(15)	1,575
Debit card expense	3,108	(265)	3,373
Professional and service fees	3,403	753	2,650
Printing, stationery and supplies	623	141	482
Operational and other losses	1,000	460	540
Software amortization and expense	4,594	862	3,732
Amortization of intangible assets	43	(52)	95
Other:
Data processing fees	715	35	680
Postage	445	(68)	513
Advertising	753	(22)	775
Correspondent bank service charges	259	(34)	293
Telephone	723	88	635
Public relations and business development	948	46	902
Directors’ fees	925	51	874
Audit and accounting fees	552	12	540
Legal fees and other related costs	334	5	329
Regulatory exam fees	268	32	236
Travel	497	82	415
Courier expense	399	67	332
Other real estate owned	(38)	(36)	(2)
Other miscellaneous expense	3,887	704	3,183
Total other	10,667	962	9,705
Total Noninterest Expense	$76,768	$6,433	$70,335

Balance Sheet Review

Loans. The portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. As of March 31, 2026, total loans held-for-investment were $8.29 billion, an increase of $126.84 million, as compared to December 31, 2025 balances.

As compared to year-end 2025 balances, total commercial loans increased $75.44 million, total real estate loans increased $53.43 million, total consumer loans increased $16.17 million, and agricultural loans decreased $18.19 million. Loans averaged $8.27 billion for the first quarter of 2026, an increase of $321.05 million over the prior year first quarter average balances.

Loan portfolio segments include Commercial & Industrial, Municipal, Agricultural, Construction and Development, Farm, Non-Owner Occupied and Owner Occupied CRE, Residential, Consumer Auto and Consumer Non-Auto. This segmentation allows for a more precise pooling of loans with similar credit risk characteristics and credit monitor procedures for the Company’s calculation of its allowance for credit losses.

Table 5 outlines the composition of the Company’s held-for-investment loans by portfolio segment.

Table 5 - Composition of Loans Held-for-Investment (dollars in thousands):

	March 31,		December 31,
	2026	2025	2025
Commercial:
Commercial & Industrial	$1,149,931	$1,144,429	$1,116,461
Municipal	384,473	338,303	342,501
Total Commercial	1,534,404	1,482,732	1,458,962
Agricultural	77,583	90,186	95,776
Real Estate:
Construction & Development	1,169,037	1,098,069	1,157,865
Farm	329,151	331,464	327,625
Non-Owner Occupied CRE	825,771	753,898	832,816
Owner Occupied CRE	1,132,114	1,142,618	1,120,608
Residential	2,322,097	2,217,740	2,285,830
Total Real Estate	5,778,170	5,543,789	5,724,744
Consumer:
Auto	751,283	679,189	732,351
Non-Auto	143,680	149,715	146,443
Total Consumer	894,963	828,904	878,794
Total	$8,285,120	$7,945,611	$8,158,276

Loans held-for-sale, consisting of secondary market mortgage loans, totaled $22.98 million, $14.35 million, and $29.99 million at March 31, 2026 and 2025, and December 31, 2025, respectively. At March 31, 2026 and 2025, and December 31, 2025, $4.85 million, $351 thousand and $4.56 million, respectively, are valued using the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

Commercial real estate loans (owner and non-owner occupied CRE) represent 23.63% of the Company's total loan portfolio as of March 31, 2026. Non-owner occupied CRE represents $825.77 million, or 9.97%, of the Company's total loan portfolio as of March 31, 2026. The properties securing this portfolio are diverse as to geographic location in Texas as well as industry type. Collateral for CRE loans is located throughout the Company’s markets in central west Texas, the Dallas-Fort Worth metroplex and southeast Texas with less than 1% of properties located outside of the state. The largest concentrations in the CRE portfolio as to type are industrial/manufacturing at approximately 19.91% and multifamily at approximately 6.11% as of March 31, 2026. All additional property CRE portfolio property type categories are below the identified concentration levels. Credit underwriting standards are periodically reviewed and adjusted based upon observations from our ongoing monitoring of economic conditions in our lending areas. In response to the current interest rate environment and increases in benchmark rates, the Company has enhanced stress testing and loan review activities to mitigate interest rate reset risk with a specific emphasis on borrowers’ abilities to absorb the impact of higher interest rates as loans that were made in a much lower rate environment renew.

The following tables summarize maturity information of our loan portfolio as of March 31, 2026. The tables also present the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

Maturity Distribution and Interest Sensitivity of Loans at March 31, 2026 (dollars in thousands):

Total Loans Held-for-Investment:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
Commercial & Industrial	$442,944	$599,850	$98,692	$8,445	$1,149,931
Municipal	95,106	74,910	147,269	67,188	384,473
Total Commercial	538,050	674,760	245,961	75,633	1,534,404
Agricultural	61,709	15,000	874	—	77,583
Real Estate:
Construction & Development	588,010	214,869	242,710	123,448	1,169,037
Farm	16,170	47,969	156,984	108,028	329,151
Non-Owner Occupied CRE	68,925	337,611	332,566	86,669	825,771
Owner Occupied CRE	77,710	328,317	537,550	188,537	1,132,114
Residential	159,670	152,659	841,521	1,168,247	2,322,097
Total Real Estate	910,485	1,081,425	2,111,331	1,674,929	5,778,170
Consumer:
Auto	6,871	719,848	24,564	—	751,283
Non-Auto	31,412	82,046	27,163	3,059	143,680
Total Consumer	38,283	801,894	51,727	3,059	894,963
Total	$1,548,527	$2,573,079	$2,409,893	$1,753,621	$8,285,120
% of Total Loans	18.69%	31.06%	29.09%	21.16%	100.00%

Loans with fixed interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
Commercial & Industrial	$84,769	$322,038	$7,785	$—	$414,592
Municipal	38,018	74,586	88,007	25,079	225,690
Total Commercial	122,787	396,624	95,792	25,079	640,282
Agricultural	5,496	8,963	143	—	14,602
Real Estate:
Construction & Development	269,114	65,540	41,104	13,877	389,635
Farm	9,888	41,113	70,529	14,064	135,594
Non-Owner Occupied CRE	52,262	193,797	27,553	3,830	277,442
Owner Occupied CRE	50,801	158,058	10,527	3,591	222,977
Residential	120,035	122,660	477,236	221,687	941,618
Total Real Estate	502,100	581,168	626,949	257,049	1,967,266
Consumer:
Auto	6,871	719,848	24,564	—	751,283
Non-Auto	30,873	81,736	26,750	473	139,832
Total Consumer	37,744	801,584	51,314	473	891,115
Total	$668,127	$1,788,339	$774,198	$282,601	$3,513,265
% of Total Loans	8.06%	21.59%	9.34%	3.41%	42.40%

Loans with variable interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
Commercial & Industrial	$358,175	$277,812	$90,907	$8,445	$735,339
Municipal	57,088	324	59,262	42,109	158,783
Total Commercial	415,263	278,136	150,169	50,554	894,122
Agricultural	56,213	6,037	731	—	62,981
Real Estate:
Construction & Development	318,896	149,329	201,606	109,571	779,402
Farm	6,282	6,856	86,455	93,964	193,557
Non-Owner Occupied CRE	16,663	143,814	305,013	82,839	548,329
Owner Occupied CRE	26,909	170,259	527,023	184,946	909,137
Residential	39,635	29,999	364,285	946,560	1,380,479
Total Real Estate	408,385	500,257	1,484,382	1,417,880	3,810,904
Consumer:
Auto	—	—	—	—	—
Non-Auto	539	310	413	2,586	3,848
Total Consumer	539	310	413	2,586	3,848
Total	$880,400	$784,740	$1,635,695	$1,471,020	$4,771,855
% of Total Loans	10.63%	9.47%	19.75%	17.75%	57.60%

Of the $4.77 billion of variable interest rate loans shown above, loans totaling $2.29 billion mature or reprice over the next twelve months. Of this amount, approximately $1.97 billion will reprice immediately upon changes in the underlying index rate (primarily U.S. prime rate) with the remaining $320.35 million being subject to floors above or ceilings below the current index.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group, engaged third-parties, as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and foreclosed assets were $54.31 million at March 31, 2026, as compared to $61.69 million at March 31, 2025 and $56.49 million at December 31, 2025. As a percent of loans held-for-investment and foreclosed assets, these assets were 0.66% at March 31, 2026, 0.78% at March 31, 2025, and 0.69% at December 31, 2025. As a percent of total assets, these assets were 0.35% at March 31, 2026, as compared to 0.43% at March 31, 2025 and 0.37% at December 31, 2025, respectively. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at March 31, 2026.

Table 6 – Nonaccrual, Past Due 90 Days or More and Still Accruing, and Foreclosed Assets (dollars in thousands, except percentages):

	March 31,		December 31,
	2026	2025	2025
Nonaccrual loans	$52,129	$60,430	$55,121
Loans still accruing and past due 90 days or more	218	1,143	892
Total nonperforming loans	52,347	61,573	56,013
Foreclosed assets	1,962	115	479
Total nonperforming assets	$54,309	$61,688	$56,492
As a % of loans held-for-investment and foreclosed assets	0.66%	0.78%	0.69%
As a % of total assets	0.35	0.43	0.37

We record interest payments received on nonaccrual loans as reductions of principal. Prior to the loans being placed on nonaccrual, we recognized interest income on loans of approximately $795 thousand for the year ended December 31, 2025. If interest on all nonaccrual loans had been recognized on a full accrual basis during the year ended December 31, 2025, such income would have been approximately $5.69 million. Such amounts for the 2026 and 2025 interim periods were not significant.

Allowance for Credit Losses. The allowance for credit losses is the amount we determine as of a specific date to be appropriate to absorb current expected credit losses on existing loans. For a discussion of our methodology, see Note 3 to the Consolidated Financial Statements (unaudited).

The provision for loan losses of $2.74 million for the three-months ended March 31, 2026 is combined with the reversal of provision for unfunded commitments of $447 thousand and reported in the net aggregate of $2.29 million under the provision for credit losses in the consolidated statements of earnings for the three-months ended March 31, 2026. The provision for loan losses of $2.99 million for the three-months ended March 31, 2025 is combined with the provision for unfunded commitments of $537 thousand and reported in the net aggregate of $3.53 million under the provision for credit losses in the consolidated statements of earnings for the three-months ended March 31, 2025.

As a percent of average loans, annualized net loan charge-offs were 0.02% for the three-months ended March 31, 2026, as compared to 0.01% for the three-months ended March 31, 2025. The allowance for credit losses as a percent of loans held-for-investment was 1.30% as of March 31, 2026, as compared to 1.27% for March 31, 2025 and 1.29% for December 31, 2025, respectively.

Table 7 - Loan Loss Experience and Allowance for Credit Losses (dollars in thousands, except percentages):

	Three-Months Ended March 31,
	2026	2025
Allowance for credit losses at period-end	$107,918	$101,080
Loans held-for-investment at period-end	8,285,120	7,945,611
Average loans for period	8,273,995	7,952,946
Net charge-offs (recoveries)/average loans (annualized)	0.02%	0.01%
Allowance for loan losses/period-end loans held-for-investment	1.30%	1.27%
Allowance for loan losses/nonaccrual loans, past due 90 days still accruing and restructured loans	206.16%	164.16%

Interest-Bearing Demand Deposits in Banks. The Company had interest-bearing deposits in banks of $458.20 million at March 31, 2026 compared to $682.36 million at March 31, 2025 and $826.95 million at December 31, 2025, respectively. At March 31, 2026, interest-bearing deposits in banks included $402.62 million maintained at the Federal Reserve Bank of Dallas and $55.58 million on deposit with the FHLB.

Available-for-Sale Securities. At March 31, 2026, securities with a fair value of $5.67 billion were classified as securities available-for-sale. As compared to December 31, 2025, the available-for-sale portfolio at March 31, 2026 reflected (i) an increase of $221.49 million in mortgage-backed securities, (ii) a decrease of $40.85 million in U.S. Treasury securities, (iii) a decrease of $21.65 million in obligations of states and political subdivisions, and (iv) a decrease of $4.31 million in corporate bonds and other securities. Fluctuations in the available-for-sale securities portfolio balances were primarily driven by purchases and calls or maturities, and changes in unrealized losses during the first quarter of 2026. Our mortgage related securities are backed by GNMA, FNMA or FHLMC, or are collateralized by securities backed by these agencies.

See the below table and Note 2 to the Consolidated Financial Statements (unaudited) for additional disclosures relating to the maturities and fair values of the investment portfolio at March 31, 2026 and December 31, 2025.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at March 31, 2026 (dollars in thousands, except percentages):

	Maturing by Contractual Maturity
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$19,962	1.26%	$—	—%	$—	—%	$—	—%	$19,962	1.26%
Obligations of states and political subdivisions	78,509	3.81	636,590	2.56	517,948	4.57	496,675	2.80	1,729,722	3.29
Corporate bonds and other securities	43,425	3.26	53,545	2.32	—	—	—	—	96,970	2.74
Mortgage-backed securities	55,996	2.97	1,853,701	3.23	1,522,610	3.22	389,831	2.68	3,822,138	3.17
Total	$197,892	3.19%	$2,543,836	3.05%	$2,040,558	3.56%	$886,506	2.75%	$5,668,792	3.19%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 21%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.

As of March 31, 2026, the investment portfolio had an overall tax equivalent yield of 3.19%, a weighted average life of 6.71 and modified duration of 5.55 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $13.25 billion as of March 31, 2026, as compared to $12.47 billion as of March 31, 2025 and $13.35 billion as of December 31, 2025.

Table 9 provides a breakdown of average deposits and rates paid over the three month periods ended March 31, 2026 and 2025, respectively.

Table 9 - Composition of Average Deposits (dollars in thousands, except percentages):

	For the Three-Months Ended March 31,
	2026		2025
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,401,092	—%	$3,265,838	—%
Interest-bearing deposits:
Interest-bearing checking	4,980,279	1.80	4,621,703	2.11
Savings and money market accounts	3,942,114	1.99	3,347,451	1.96
Time deposits under $250,000	559,283	2.79	565,657	3.18
Time deposits of $250,000 or more	342,686	2.95	347,229	3.39
Total interest-bearing deposits	9,824,362	1.98%	8,882,040	2.17%
Total average deposits	$13,225,454		$12,147,878
Total cost of deposits		1.47%		1.59%

The estimated amount of uninsured and uncollateralized deposits including related accrued and unpaid interest is approximately $4.00 billion, or 30.17% of total deposits, as of March 31, 2026.

Borrowings. Included in borrowings were federal funds purchased, advances from the FHLB and other borrowings of $22.31 million, $26.98 million and $21.68 million at March 31, 2026 and 2025, and December 31, 2025, respectively. The average balance of federal funds purchased, advances from the FHLB and other borrowings were $22.16 million and $74.56 million in the first quarters of 2026 and 2025, respectively. The weighted average interest rates paid on these borrowings were 1.35% and 3.06% for the first quarters of 2026 and 2025, respectively.

Repurchase Agreements. Securities sold under repurchase agreements of $67.95 million, $56.61 million and $62.96 million at March 31, 2026 and 2025, and December 31, 2025, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowings. The average balances of securities sold under repurchase agreements were $62.85 million and $53.92 million for the first quarters of 2026 and 2025, respectively. The average rates paid on securities sold under repurchase agreements were 1.48% and 1.57% for the first quarters of 2026 and 2025, respectively.

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

	Percentage change in net interest income:
Change in interest rates:	March 31,	December 31,
(in basis points)	2026	2025
+200	1.60%	3.45%
+100	1.27%	1.83%
-100	(1.62)%	(1.44)%
-200	(3.39)%	(2.86)%

The results for the net interest income simulations as of March 31, 2026 and December 31, 2025 resulted in an asset sensitive position. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion.

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

The fair value of our investment securities classified as available-for-sale totaled $5.67 billion at March 31, 2026. During the three months ended March 31, 2026, the corresponding unrealized loss before taxes on the portfolio of $342.03 million at December 31, 2025, changed to an unrealized loss before taxes of $367.52 million at March 31, 2026, which is recorded net of taxes in accumulated other comprehensive earnings (loss) in shareholders' equity. The unrealized gains or losses, net of taxes, on the portfolio are excluded from the calculation of all regulatory capital ratios. The changes in the fair value were driven by changes in interest rates based on expected actions by the Federal Reserve Board and other market conditions. The overall valuation of the portfolio is most correlated to the 5-year U.S. Treasury rates based on the composition and duration of the portfolio. At March 31, 2026, the 5-year U.S. Treasury rate was 3.95% compared to 3.72% at December 31, 2025, representing a 23 basis point increase during the first three months of 2026. As of March 31, 2026, an increase of 100 basis points in the 5-year U.S. Treasury rate would result in an increase to unrealized losses by approximately $270.95 million before taxes, while a 100 basis point decrease in the same rate would result in a decrease to unrealized losses by approximately $236.65 million before taxes. The Company does not intend to sell any impaired available-for-sale securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before the fair value recovers, which may be maturity.

Capital and Liquidity

Capital. We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $1.94 billion, or 12.63% of total assets at March 31, 2026, as compared to $1.68 billion, or 11.74% of total assets at March 31, 2025, and $1.92 billion, or 12.41% of total assets at December 31, 2025. Included in shareholders' equity at March 31, 2026, and 2025, and December 31, 2025 were $290.06 million, $388.89 million and $269.94 million, respectively, in unrealized losses on investment securities available-for-sale, net of related income taxes, although such amount is excluded from and does not impact regulatory capital. For the first quarter of 2026, total shareholders' equity averaged $1.96 billion, or 12.74% of average assets, as compared to $1.65 billion, or 11.76% of average assets, during the same period in 2025.

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

As of March 31, 2026 and 2025, and December 31, 2025, we had a total risk-based capital ratio of 21.42%, 20.31% and 21.17%, a Tier 1 capital to risk-weighted assets ratio of 20.23%, 19.12% and 19.99%, a common equity Tier 1 to risk-weighted assets ratio of 20.23%, 19.12% and 19.99% and a Tier 1 leverage ratio of 12.58%, 12.46% and 12.55%, respectively. The regulatory capital ratios as of March 31, 2026 and 2025, and December 31, 2025 were calculated under Basel III rules.

The regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of March 31, 2026:	Amount	Ratio	Amount	Ratio	Amount	Ratio
First Financial Bankshares, Inc. (Consolidated)
Total Capital to Risk-Weighted Assets:	$2,048,977	21.42%	$1,004,568	10.50%	$956,732	10.00%
Tier 1 Capital to Risk-Weighted Assets:	$1,935,118	20.23%	$813,222	8.50%	$574,039	6.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:	$1,935,118	20.23%	$669,712	7.00%	$—	N/A
Leverage Ratio:	$1,935,118	12.58%	$382,693	4.00%	$—	N/A
First Financial Bank
Total Capital to Risk-Weighted Assets:	$1,855,142	19.46%	$1,001,227	10.50%	$953,550	10.00%
Tier 1 Capital to Risk-Weighted Assets:	$1,741,283	18.26%	$810,517	8.50%	$762,840	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:	$1,741,283	18.26%	$667,485	7.00%	$619,807	6.50%
Leverage Ratio:	$1,741,283	11.37%	$381,420	4.00%	$476,775	5.00%

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of March 31, 2025:	Amount	Ratio	Amount	Ratio	Amount	Ratio
First Financial Bankshares, Inc. (Consolidated)
Total Capital to Risk-Weighted Assets:	$1,879,928	20.31%	$972,018	10.50%	$925,731	10.00%
Tier 1 Capital to Risk-Weighted Assets:	$1,769,634	19.12%	$786,872	8.50%	$555,439	6.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:	$1,769,634	19.12%	$648,012	7.00%	$—	N/A
Leverage Ratio:	$1,769,634	12.46%	$370,293	4.00%	$—	N/A
First Financial Bank
Total Capital to Risk-Weighted Assets:	$1,752,768	18.99%	$969,370	10.50%	$923,210	10.00%
Tier 1 Capital to Risk-Weighted Assets:	$1,642,474	17.79%	$784,728	8.50%	$738,568	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:	$1,642,474	17.79%	$646,247	7.00%	$600,086	6.50%
Leverage Ratio:	$1,642,474	11.61%	$369,284	4.00%	$461,505	5.00%

	Actual		Minimum Capital Required Basel III		Required to be Considered Well- Capitalized
As of December 31, 2025:	Amount	Ratio	Amount	Ratio	Amount	Ratio
First Financial Bankshares, Inc. (Consolidated)
Total Capital to Risk-Weighted Assets:	$2,000,262	21.17%	$991,973	10.50%	$944,736	10.00%
Tier 1 Capital to Risk-Weighted Assets:	$1,888,339	19.99%	$803,026	8.50%	$566,842	6.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:	$1,888,339	19.99%	$661,315	7.00%	—	N/A
Leverage Ratio:	$1,888,339	12.55%	$377,894	4.00%	—	N/A
First Financial Bank
Total Capital to Risk-Weighted Assets:	$1,823,770	19.36%	$989,005	10.50%	$941,909	10.00%
Tier 1 Capital to Risk-Weighted Assets:	$1,711,847	18.17%	$800,623	8.50%	$753,527	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:	$1,711,847	18.17%	$659,336	7.00%	$612,241	6.50%
Leverage Ratio:	$1,711,847	11.43%	$376,764	4.00%	$470,955	5.00%

In connection with the adoption of the Basel III regulatory capital framework, our subsidiary bank made the election to continue to exclude accumulated other comprehensive income from available-for-sale securities (“AOCI”) from capital in connection with its quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

Liquidity. Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable, or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and other borrowings (see below) and an unfunded $50.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2027 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $175.00 million. At March 31, 2026, there were no amounts drawn on these lines of credit. Our subsidiary bank also has (i) an available line of credit with the FHLB totaling $2.31 billion at March 31, 2026, secured by portions of our loan portfolio and certain investment securities, and (ii) access to approximately $1.87 billion at the Federal Reserve Bank of Dallas discount window lending program secured by portions of certain investment securities and portions of our loan portfolio. At March 31, 2026, there was $633.00 million used on the FHLB line advance for undisbursed commitments (letters of credit) used to secure public funds.

The Company renewed and amended its loan agreement, effective June 30, 2025, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $50.00 million on a revolving line of credit. Prior to June 30, 2027, interest is paid quarterly at the U.S. prime rate as quoted in the Money Rates section of The Wall Street Journal, and the line of credit matures
June 30, 2027. If a balance exists at July 1, 2027, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at the U.S. prime rate as quoted in the Money Rates section of The Wall Street Journal. The line of credit is unsecured. Among other provisions in the Loan Agreement, the Company must satisfy certain financial covenants during the term of the Loan Agreement, including without limitation, covenants that require the Company to maintain certain capital, profitability, loan loss reserve, non-performing asset and debt service coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 36% (low) in 2021 and 2020 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at March 31, 2026. There was no outstanding balance under the line of credit as of March 31, 2026.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $147.46 million at March 31, 2026, investment securities which totaled $1.10 million at March 31, 2026 and mature over 4 to 5 years, available dividends from our subsidiaries which totaled $326.70 million at March 31, 2026, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of March 31, 2026, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. We are monitoring closely the impact to the financial system due to the past failures of several banks. Given the diversified core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

Off-Balance Sheet (“OBS”)/Reserve for Unfunded Commitments. We are a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our consolidated balance sheets. At March 31, 2026, the Company’s reserve for unfunded commitments totaled $5.94 million which is recorded in other liabilities.

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

Table 10 – Commitments as of March 31, 2026 (dollars in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$1,065,317
Unfunded commitments to extend credit	675,986
Standby letters of credit	53,383
Total commercial commitments	$1,794,686

We believe we have no other OBS arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected in the financial statements. The above table does not include balances related to the Company’s forward mortgage-backed security trades. At March 31, 2026 and December 31, 2025, these credit exposures for mortgage loans sold with recourse approximated $27.04 million and $25.54 million, respectively. Total commercial commitments were $1.79 billion at March 31, 2026, compared to $2.30 billion at March 31, 2025, and $1.79 billion at December 31, 2025.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At March 31, 2026, $326.70 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $42.50 million and $17.00 million for the three-months ended March 31, 2026 and 2025, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% to 50% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 38.09% and 42.02% of net earnings for the first three months of 2026 and 2025, respectively. Given our current capital position, projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

The Federal Reserve Board, the FDIC, and the Texas Department of Banking have each indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Board, the Texas Department of Banking, and the FDIC expect that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Management considers interest rate risk to be a significant market risk for the Company. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk” for disclosure regarding this market risk.

Item 4. Controls and Procedures.

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

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

Item 1A. Risk Factors.

There has been no material change in the risk factors previously disclosed under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Not Applicable

Item 6. Exhibits.

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q filed July 30, 2019).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed April 3, 2020).

3.3	—	Amendment to the Amended and Restated Bylaws of the Registrant, dated July 27, 2021 (incorporated by reference from Exhibit 3.3 to the Registrant's Form 10-Q filed August 2, 2021).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

4.2	—	Description of Registrant’s Securities (incorporated by reference from Exhibit 4.2 of the Registrant’s Form 10-K filed February 25, 2026).

10.1	—

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

FIRST FINANCIAL BANKSHARES, INC.
Date: May 5, 2026	By:	/s/ David W. Bailey
David W. Bailey
President and Chief Executive Officer

Date: May 5, 2026	By:	/s/ Michelle S. Hickox
Michelle S. Hickox
Executive Vice President and Chief Financial Officer