Form 10-Q
period 2026-06-30
FIRST FINANCIAL BANKSHARES INC
filed 2026-08-04
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 4, 2026
Common Stock, $0.01 par value per share	143,327,507

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. and Subsidiaries (the “Company” or “we”) at June 30, 2026 (unaudited), and December 31, 2025, and the consolidated statements of earnings, comprehensive earnings (loss) and shareholders’ equity for the three and six-months ended June 30, 2026 and 2025 (unaudited), and the consolidated statements of cash flows for the six-months ended June 30, 2026 and 2025 (unaudited), and notes to consolidated financial statements (unaudited), follow on pages 4 through 30.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$284,759	$249,466
FEDERAL FUNDS SOLD	8,650	1,575
INTEREST-BEARING DEMAND DEPOSITS IN BANKS	286,973	826,947
Total cash and cash equivalents	580,382	1,077,988
SECURITIES AVAILABLE-FOR-SALE, at fair value (amortized cost of these securities was $6,030,335 and $5,856,138 as of June 30, 2026 and December 31, 2025, respectively)	5,675,957	5,514,113
LOANS:
Held-for-investment	8,346,931	8,158,276
Less—allowance for credit losses	(112,433)	(105,536)
Net loans held-for-investment	8,234,498	8,052,740
Held-for-sale ($18,932 and $25,431 at fair value at June 30, 2026 and December 31, 2025, respectively)	23,616	29,992
BANK PREMISES AND EQUIPMENT, net	155,560	149,985
INTANGIBLE ASSETS, net	313,567	313,652
OTHER ASSETS	322,857	308,006
Total assets	$15,306,437	$15,446,476
LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$3,478,755	$3,401,057
INTEREST-BEARING DEPOSITS	9,641,228	9,944,472
Total deposits	13,119,983	13,345,529
DIVIDENDS PAYABLE	31,564	27,223
REPURCHASE AGREEMENTS	53,656	62,956
BORROWINGS	21,829	21,680
OTHER LIABILITIES	82,518	71,771
Total liabilities	13,309,550	13,529,159
SHAREHOLDERS’ EQUITY:
COMMON STOCK — $0.01 par value, authorized 200,000,000 shares; 143,319,824 and 143,213,102 shares issued at June 30, 2026 and December 31, 2025, respectively	1,433	1,432
CAPITAL SURPLUS	704,302	699,631
RETAINED EARNINGS	1,570,817	1,486,194
TREASURY STOCK (shares at cost: 943,775 and 936,268 at June 30, 2026 and December 31, 2025, respectively)	(14,947)	(14,274)
DEFERRED COMPENSATION	14,947	14,274
ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS), net	(279,665)	(269,940)
Total shareholders’ equity	1,996,887	1,917,317
Total liabilities and shareholders’ equity	$15,306,437	$15,446,476

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS—(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2026	2025	2026	2025
INTEREST INCOME:
Interest and fees on loans	$138,011	$134,723	$273,218	$265,704
Interest on investment securities:
Taxable	33,666	25,242	65,949	50,277
Exempt from federal income tax	11,166	8,541	22,372	16,371
Interest on federal funds sold and interest-bearing demand deposits in banks	3,117	4,304	7,366	7,568
Total interest income	185,960	172,810	368,905	339,920
INTEREST EXPENSE:
Interest on deposits	48,697	48,732	96,548	96,281
Interest on repurchase agreements and borrowings	349	348	652	1,120
Total interest expense	49,046	49,080	97,200	97,401
Net interest income	136,914	123,730	271,705	242,519
PROVISION FOR CREDIT LOSSES	4,183	3,132	6,474	6,660
Net interest income after provision for credit losses	132,731	120,598	265,231	235,859
NONINTEREST INCOME:
Wealth Management fees	13,960	12,746	27,323	25,399
Service charges on deposit accounts	6,263	6,126	12,340	12,302
Debit card fees	5,584	5,218	10,829	10,185
Credit card fees	734	707	1,385	1,284
Gain on sale and fees on mortgage loans	4,679	4,126	8,955	6,958
Net (loss) gain on sale of foreclosed assets	(19)	200	(75)	165
Net (loss) gain on sale of other assets	(374)	6	(374)	6
Other noninterest income	5,017	3,744	7,557	6,804
Total noninterest income	35,844	32,873	67,940	63,103
NONINTEREST EXPENSE:
Salaries, commissions and employee benefits	49,660	42,575	95,642	84,717
Net occupancy expense	3,728	3,600	7,359	7,320
Equipment expense	2,169	2,478	4,328	4,799
FDIC insurance premiums	1,767	1,585	3,326	3,160
Debit card expense	3,043	3,308	6,151	6,680
Professional and service fees	3,664	2,730	7,067	5,381
Printing, stationery and supplies	292	473	915	955
Operational and other losses	801	720	1,801	1,260
Software amortization and expense	5,053	4,020	9,646	7,753
Amortization of intangible assets	43	86	86	181
Other noninterest expense	10,886	10,160	21,553	19,864
Total noninterest expense	81,106	71,735	157,874	142,070
EARNINGS BEFORE INCOME TAXES	87,469	81,736	175,297	156,892
INCOME TAX EXPENSE	15,575	15,078	31,860	28,888
NET EARNINGS	$71,894	$66,658	$143,437	$128,004
NET EARNINGS PER SHARE, BASIC	$0.50	$0.47	$1.00	$0.90
NET EARNINGS PER SHARE, DILUTED	$0.50	$0.47	$1.00	$0.89
DIVIDENDS PER SHARE	$0.22	$0.19	$0.41	$0.37

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) —(UNAUDITED)

(Dollars in thousands)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2026	2025	2026	2025
NET EARNINGS	$71,894	$66,658	$143,437	$128,004
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Unrealized gain (loss) on investment securities available-for-sale:
Unrealized holding gain (loss) arising during the period	13,152	19,536	(12,310)	64,346
Tax effect	(2,762)	(4,103)	2,585	(13,513)
Total other comprehensive income (loss)	10,390	15,433	(9,725)	50,833
TOTAL COMPREHENSIVE EARNINGS	$82,284	$82,091	$133,712	$178,837

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive Earnings	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Loss)	Equity
Balances at March 31, 2025	143,019,433	$1,430	$692,068	$1,375,652	(928,353)	$(13,263)	$13,263	$(388,889)	$1,680,261
Net earnings	—	—	—	66,658	—	—	—	—	66,658
Stock option exercises/ stock unit conversions/ restricted stock activity	58,186	1	674	—	—	—	—	—	675
Cash dividends declared, $0.19 per share	—	—	—	(27,206)	—	—	—	—	(27,206)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	15,433	15,433
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(1,429)	(331)	331	—	—
Stock-based compensation expense	—	—	1,531	—	—	—	—	—	1,531
Balances at June 30, 2025	143,077,619	$1,431	$694,273	$1,415,104	(929,782)	$(13,594)	$13,594	$(373,456)	$1,737,352
Balances at March 31, 2026	143,279,030	$1,433	$701,988	$1,530,485	(940,093)	$(14,639)	$14,639	$(290,055)	$1,943,851
Net earnings	—	—	—	71,894	—	—	—	—	71,894
Stock option exercises/ stock unit conversions/ restricted stock activity	40,794	—	317	—	—	—	—	—	317
Cash dividends declared, $0.22 per share	—	—	—	(31,562)	—	—	—	—	(31,562)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	10,390	10,390
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(3,682)	(308)	308	—	—
Stock-based compensation expense	—	—	1,997	—	—	—	—	—	1,997
Balances at June 30, 2026	143,319,824	$1,433	$704,302	$1,570,817	(943,775)	$(14,947)	$14,947	$(279,665)	$1,996,887

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive Earnings	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Loss)	Equity
Balances at December 31, 2024	142,944,704	$1,429	$689,338	$1,340,082	(929,735)	$(12,905)	$12,905	$(424,289)	$1,606,560
Net earnings	—	—	—	128,004	—	—	—	—	128,004
Stock option exercises/ stock unit conversions/ restricted stock activity	132,915	2	1,477	—	—	—	—	—	1,479
Cash dividends declared, $0.37 per share	—	—	—	(52,982)	—	—	—	—	(52,982)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	50,833	50,833
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(47)	(689)	689	—	—
Stock-based compensation expense	—	—	3,458	—	—	—	—	—	3,458
Balances at June 30, 2025	143,077,619	$1,431	$694,273	$1,415,104	(929,782)	$(13,594)	$13,594	$(373,456)	$1,737,352
Balances at December 31, 2025	143,213,102	$1,432	$699,631	$1,486,194	(936,268)	$(14,274)	$14,274	$(269,940)	$1,917,317
Net earnings	—	—	—	143,437	—	—	—	—	143,437
Stock option exercises/ stock unit conversions/ restricted stock activity	106,722	1	772	—	—	—	—	—	773
Cash dividends declared, $0.41 per share	—	—	—	(58,814)	—	—	—	—	(58,814)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(9,725)	(9,725)
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(7,507)	(673)	673	—	—
Stock-based compensation expense	—	—	3,899	—	—	—	—	—	3,899
Balances at June 30, 2026	143,319,824	$1,433	$704,302	$1,570,817	(943,775)	$(14,947)	$14,947	$(279,665)	$1,996,887

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)

(Dollars in thousands)

	Six-Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$143,437	$128,004
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,116	6,462
Provision for credit losses	6,474	6,660
Securities premium amortization, net	16,812	19,416
Loss (gain) on sale of foreclosed and other assets	449	(171)
Deferred federal income tax benefit	569	11,685
Stock-based compensation	3,899	3,458
Net tax benefit from stock-based compensation	316	200
Change in loans held-for-sale	6,376	(24,200)
Change in other assets	(684)	(29,787)
Change in other liabilities	610	16,374
Total adjustments	41,937	10,097
Net cash provided by operating activities	185,374	138,101
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	9,895,695	5,397,243
Purchases	(10,086,704)	(5,596,052)
Net increase in loans held-for-investment	(191,024)	(163,111)
Purchases of bank premises, equipment and software	(12,680)	(4,687)
Proceeds from sale of bank premises, equipment, and other assets	130	1,103
Net cash used in investing activities	(394,583)	(365,504)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	77,698	91,018
Net (decrease) increase in interest-bearing deposits	(303,244)	258,224
Net proceeds (repayment) in repurchase agreements and other borrowings	(9,151)	(126,840)
Common stock transactions:
Proceeds from stock option exercises/stock unit conversions/restricted stock activity	773	1,479
Dividends paid	(54,473)	(51,529)
Net cash (used in) provided by financing activities	(288,397)	172,352
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(497,606)	(55,051)
CASH AND CASH EQUIVALENTS, beginning of period	1,077,988	763,413
CASH AND CASH EQUIVALENTS, end of period	$580,382	$708,362
SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$97,839	$98,701
Federal income taxes paid	24,638	27,947
Schedule of noncash investing and financing activities:
Investment securities purchased not settled	$—	$24,965
Increase in capital commitments relating to low-income housing project investments	10,000	—
Loans transferred to other real estate owned, net	2,613	490

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

First Financial Bankshares, Inc., a Texas corporation (“Bankshares,” “Company,” “we” or “us”), is a financial holding company which owns all of the capital stock of First Financial Bank, which had 79 locations located in Texas as of June 30, 2026. The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which First Financial Bank is located. In addition, the Company also owns First Financial Trust & Asset Management Company dba First Financial Wealth Management, First Financial Insurance Agency, Inc. (inactive), First Technology Services, Inc., FFB Investment Paris Fund, LLC, and FFB Portfolio Management, Inc.

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

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three and six-months ended June 30, 2026 are not necessarily indicative of results that may be expected for the full year ending December 31, 2026. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

Stock Repurchase

On July 22, 2025, the Company's Board of Directors extended the authorization to repurchase up to 5,000,000 common shares through July 31, 2026. The prior authorization had been in place since July 27, 2021. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and shareholders. Any repurchase of stock will be made through the open market, block trades, or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. There were no repurchases during 2025 or through June 30, 2026.

On July 28, 2026, the Company's Board of Directors renewed and increased the size of the authorization to repurchase up to 7,200,000 common shares through July 31, 2027.

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

Per Share Data

Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. The Company calculates dilutive EPS assuming all outstanding stock options to purchase common shares and unvested restricted stock shares and units have been exercised and/or vested at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is determined by application of the treasury stock method, whereby the proceeds from the exercised options and unearned compensation for both restricted stock and stock options are assumed to be used to purchase common shares at the average market price during the respective period. There were 813,000 and 822,000 anti-dilutive shares for the three and six-months ended June 30, 2026. There were 360,000 and 364,000 anti-dilutive shares for the three and six-months ended June 30, 2025 respectively, that were excluded from the computation of EPS.

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended June 30, 2026:
Net earnings per share, basic	$71,894	143,280,452	$0.50
Effect of stock options and stock grants	—	417,969	—
Net earnings per share, diluted	$71,894	143,698,421	$0.50
For the three-months ended June 30, 2025:
Net earnings per share, basic	$66,658	143,023,544	$0.47
Effect of stock options and stock grants	—	354,961	—
Net earnings per share, diluted	$66,658	143,378,505	$0.47

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the six-months ended June 30, 2026:
Net earnings per share, basic	$143,437	143,245,796	$1.00
Effect of stock options and stock grants	—	416,454	—
Net earnings per share, diluted	$143,437	143,662,250	$1.00
For the six-months ended June 30, 2025:
Net earnings per share, basic	$128,004	142,986,734	$0.90
Effect of stock options and stock grants	—	391,986	(0.01)
Net earnings per share, diluted	$128,004	143,378,720	$0.89

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

Note 2 - Securities

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses and the fair value of available-for-sale securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost Basis	Holding Gains	Holding Losses	Fair Value
June 30, 2026
Securities available-for-sale:
Obligations of states and political subdivisions	$1,828,793	$18,133	$(93,033)	$1,753,893
Residential mortgage-backed securities	2,906,479	2,411	(271,191)	2,637,699
Commercial mortgage-backed securities	1,199,894	1,869	(9,372)	1,192,391
Corporate bonds and other	95,169	—	(3,195)	91,974
	$6,030,335	$22,413	$(376,791)	$5,675,957
December 31, 2025
Securities available-for-sale:
U.S. Treasury securities	$61,136	$1	$(324)	$60,813
Obligations of states and political subdivisions	1,851,327	13,943	(113,897)	1,751,373
Residential mortgage-backed securities	2,856,717	7,768	(253,075)	2,611,410
Commercial mortgage-backed securities	982,567	9,801	(3,130)	989,238
Corporate bonds and other	104,391	23	(3,135)	101,279
	$5,856,138	$31,536	$(373,561)	$5,514,113

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at June 30, 2026, and December 31, 2025, were computed by using scheduled amortization of balances and historical prepayment rates.

The carrying value and estimated fair value of available-for-sale securities at June 30, 2026, by contractual and expected maturity, are shown below (dollars in thousands):

	Carrying	Estimated
	Value	Fair Value
Due within one year	$215,741	$214,485
Due after one year through five years	2,989,929	2,856,312
Due after five years through ten years	1,741,307	1,663,449
Due after ten years	1,083,358	941,711
Total	$6,030,335	$5,675,957

The following tables disclose as of June 30, 2026, and December 31, 2025, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2026
Securities available-for-sale
Obligations of states and political subdivisions	$18,352	$(323)	$1,343,052	$(92,710)	$1,361,404	$(93,033)
Residential mortgage-backed securities	575,326	(8,188)	1,761,550	(263,003)	2,336,876	(271,191)
Commercial mortgage-backed securities	691,019	(6,819)	139,055	(2,553)	830,074	(9,372)
Corporate bonds and other	14,880	(43)	53,093	(3,152)	67,973	(3,195)
Total	$1,299,577	$(15,373)	$3,296,750	$(361,418)	$4,596,327	$(376,791)
December 31, 2025
Securities available-for-sale
U.S. Treasury securities	$—	$—	$59,815	$(324)	$59,815	$(324)
Obligations of states and political subdivisions	6,245	(387)	1,363,145	(113,510)	1,369,390	(113,897)
Residential mortgage-backed securities	63,311	(120)	1,996,200	(252,955)	2,059,511	(253,075)
Commercial mortgage-backed securities	188,241	(599)	152,452	(2,531)	340,693	(3,130)
Corporate bonds and other	4,987	(1)	63,382	(3,134)	68,369	(3,135)
Total	$262,784	$(1,107)	$3,634,994	$(372,454)	$3,897,778	$(373,561)

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

The number of investments in an unrealized loss position totaled 699 at June 30, 2026. As of June 30, 2026 and December 31, 2025, no allowance for credit losses has been recognized on available-for-sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available-for-sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. In addition, a portion of our investments are guaranteed by the U.S. Government, Treasury, or municipalities. Management does not have the intent to sell securities classified as available-for-sale in the table above and believes that it is more likely than not that we will not have to sell such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. At June 30, 2026, 72.5% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 54.9% are guaranteed by the Texas Permanent School Fund.

Securities, carried at approximately $3,242,345,000 on June 30, 2026, were pledged as collateral for public or trust fund deposits, repurchase agreements, borrowings and for other purposes required or permitted by law.

During the three and six-months ended June 30, 2026 and 2025, respectively, there were no sales of investment securities that were classified as available-for-sale. There were no gross realized security gains or losses from sales during the three and six-months ended June 30, 2026 and 2025.

The specific identification method was used to determine cost in order to compute the realized gains and losses.

Note 3 – Loans Held-for-Investment and Allowance for Credit Losses

For the periods ended June 30, 2026 and December 31, 2025, the following tables outline the Company’s loan portfolio by the ten portfolio segments where applicable.

Loans held-for-investment by portfolio segment are as follows (dollars in thousands):

	June 30,	December 31,
	2026	2025
Commercial:
Commercial & Industrial	$1,087,656	$1,116,461
Municipal	419,070	342,501
Total Commercial	1,506,726	1,458,962
Agricultural	81,786	95,776
Real Estate:
Construction & Development	1,191,082	1,157,865
Farm	344,483	327,625
Non-Owner Occupied CRE	831,929	832,816
Owner Occupied CRE	1,144,093	1,120,608
Residential	2,322,000	2,285,830
Total Real Estate	5,833,587	5,724,744
Consumer:
Auto	776,433	732,351
Non-Auto	148,399	146,443
Total Consumer	924,832	878,794
Total Loans	8,346,931	8,158,276
Less: Allowance for credit losses	(112,433)	(105,536)
Loans, net	$8,234,498	$8,052,740

Outstanding loan balances at June 30, 2026 and December 31, 2025, are net of unearned income, including net deferred loan fees.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (“FHLB”) and the Federal Reserve Discount Window to provide liquidity and to secure certain uninsured municipal deposits. At June 30, 2026, these available lines of credit were $2,250,612,000 and $1,628,678,000, respectively. At June 30, 2026, there was $668,000,000 used on the FHLB line for undisbursed commitments (letters of credit) used to secure public funds. At June 30, 2026, there were no borrowings from the Federal Reserve Discount Window. At June 30, 2026, $7,190,793,000 in loans held by our bank subsidiary were subject to blanket liens as security for these lines of credits.

The Company had $67,038,000 and $56,492,000 in nonaccrual, past due 90 days or more and still accruing, and foreclosed assets at June 30, 2026 and December 31, 2025, respectively.

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of June 30, 2026, and December 31, 2025:

	June 30, 2026			December 31, 2025
(Dollars in thousands)	Non-accrual	Non-accrual loans without a specific ACL	Accruing loans past due more than 90 days	Non-accrual	Non-accrual loans without a specific ACL	Accruing loans past due more than 90 days
Commercial:
Commercial & Industrial	$5,133	$86	$400	$3,639	$110	$—
Municipal	—	—	—	17	—	—
Agricultural	1,383	—	—	1,622	274	—
Real Estate:
Construction & Development	2,651	—	394	2,644	—	404
Farm	1,986	1,986	—	2,066	1,858	—
Non-Owner Occupied CRE	6,384	4,595	—	2,874	1,243	—
Owner Occupied CRE	23,718	14,744	—	26,606	15,939	488
Residential	21,098	6,960	164	14,558	4,827	—
Consumer:
Auto	783	—	—	871	—	—
Non-Auto	174	—	—	224	—	—
Total Loans	$63,310	$28,371	$958	$55,121	$24,251	$892

No significant additional funds are committed to be advanced in connection with nonaccrual loans as of June 30, 2026.

At June 30, 2026 and December 31, 2025, the Company’s past due loans are as follows (dollars in thousands):

June 30, 2026	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
Commercial:
Commercial & Industrial	$5,941	$1,812	$3,670	$11,423	$1,076,233	$1,087,656
Municipal	320	—	—	320	418,750	419,070
Agricultural	871	183	808	1,862	79,924	81,786
Real Estate:
Construction & Development	2,510	263	2,486	5,259	1,185,823	1,191,082
Farm	460	—	—	460	344,023	344,483
Non-Owner Occupied CRE	613	877	2,630	4,120	827,809	831,929
Owner Occupied CRE	992	566	649	2,207	1,141,886	1,144,093
Residential	26,566	3,869	4,830	35,265	2,286,735	2,322,000
Consumer:
Auto	627	148	—	775	775,658	776,433
Non-Auto	307	25	10	342	148,057	148,399
Total	$39,207	$7,743	$15,083	$62,033	$8,284,898	$8,346,931

December 31, 2025	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
Commercial:
Commercial & Industrial	$3,760	$850	$876	$5,486	$1,110,975	$1,116,461
Municipal	1,471	17	—	1,488	341,013	342,501
Agricultural	426	—	739	1,165	94,611	95,776
Real Estate:
Construction & Development	10,656	605	544	11,805	1,146,060	1,157,865
Farm	915	126	789	1,830	325,795	327,625
Non-Owner Occupied CRE	1,489	—	—	1,489	831,327	832,816
Owner Occupied CRE	9,582	13,631	1,536	24,749	1,095,859	1,120,608
Residential	21,505	3,493	3,340	28,338	2,257,492	2,285,830
Consumer:
Auto	1,161	92	—	1,253	731,098	732,351
Non-Auto	362	27	46	435	146,008	146,443
Total	$51,327	$18,841	$7,870	$78,038	$8,080,238	$8,158,276

* The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

A loan is considered to be collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At June 30, 2026 and December 31, 2025, the Company had $86,000 and $110,000 in collateral-dependent commercial loans, collateralized by business assets, and $28,285,000 and $23,867,000 in collateral dependent commercial real estate loans, collateralized by real estate, respectively.

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures.

The ACL on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. These obligations include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. The Company’s reserve for unfunded commitments totaled $6,208,000 and $6,387,000 at June 30, 2026 and December 31, 2025, respectively. The allowance is reported as a component of other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of the provision for credit loss expense. As of June 30, 2026, the Company had $1,890,534,000 in off-balance sheet commitments.

Summary information on the allowance for credit losses for the three-months ended June 30, 2026 and 2025, are outlined by portfolio segment in the following tables:

(Dollars in thousands)	Beginning balance	Provision for credit losses(1)	Charge-offs	Recoveries	Ending balance
Three-Months Ended June 30, 2026
Commercial:
Commercial & Industrial	$20,715	$(994)	$(308)	$266	$19,679
Municipal	252	30	—	—	282
Agricultural	339	(200)	(6)	41	174
Real Estate:
Construction & Development	17,614	230	(29)	—	17,815
Farm	2,488	(118)	—	—	2,370
Non-Owner Occupied CRE	13,869	(447)	—	14	13,436
Owner Occupied CRE	24,336	(2,207)	—	1,001	23,130
Residential	25,944	7,400	(364)	23	33,003
Consumer:
Auto	1,856	154	(160)	127	1,977
Non-Auto	505	67	(94)	89	567
Total	$107,918	$3,915	$(961)	$1,561	$112,433

Three-Months Ended June 30, 2025
Commercial:
Commercial & Industrial	$15,592	$2,502	$(320)	$100	$17,874
Municipal	360	1	—	—	361
Agricultural	1,564	(665)	—	38	937
Real Estate:
Construction & Development	19,717	2,368	(40)	2	22,047
Farm	2,919	(135)	—	—	2,784
Non-Owner Occupied CRE	15,709	(1,456)	(250)	5	14,008
Owner Occupied CRE	21,492	(239)	—	5	21,258
Residential	21,739	(130)	(154)	22	21,477
Consumer:
Auto	1,495	199	(277)	129	1,546
Non-Auto	493	(13)	(148)	168	500
Total	$101,080	$2,432	$(1,189)	$469	$102,792

(1) For the three-months ended June 30, 2026 and 2025, the provision for credit losses of $4,183,000 and $3,132,000, respectively, on the consolidated statements of earnings includes a provision for credit losses on loans of $3,915,000 and $2,432,000, respectively, and a provision for off-balance sheet unfunded commitments of $268,000 and $700,000, respectively.

Summary information on the allowance for credit losses for the six-months ended June 30, 2026 and 2025, are outlined by portfolio segment in the following tables:

(Dollars in thousands)	Beginning balance	Provision for credit losses(1)	Charge-offs	Recoveries	Ending balance
Six-Months Ended June 30, 2026
Commercial:
Commercial & Industrial	$17,696	$1,669	$(546)	$860	$19,679
Municipal	135	147	—	—	282
Agricultural	325	(146)	(46)	41	174
Real Estate:
Construction & Development	17,000	866	(51)	—	17,815
Farm	2,577	(207)	—	—	2,370
Non-Owner Occupied CRE	14,561	(1,153)	—	28	13,436
Owner Occupied CRE	25,368	(3,092)	(150)	1,004	23,130
Residential	25,614	7,849	(504)	44	33,003
Consumer:
Auto	1,598	655	(518)	242	1,977
Non-Auto	662	65	(320)	160	567
Total	$105,536	$6,653	$(2,135)	$2,379	$112,433

Six-Months Ended June 30, 2025
Commercial:
Commercial & Industrial	$15,436	$2,656	$(411)	$193	$17,874
Municipal	200	161	—	—	361
Agricultural	1,653	(790)	—	74	937
Real Estate:
Construction & Development	19,861	2,224	(40)	2	22,047
Farm	2,871	(88)	—	1	2,784
Non-Owner Occupied CRE	14,664	(414)	(250)	8	14,008
Owner Occupied CRE	21,413	(287)	(175)	307	21,258
Residential	20,488	1,368	(404)	25	21,477
Consumer:
Auto	1,186	649	(616)	327	1,546
Non-Auto	553	(56)	(239)	242	500
Total	$98,325	$5,423	$(2,135)	$1,179	$102,792

(1) For the six-months ended June 30, 2026 and 2025, the provision for credit losses of $6,474,000 and $6,660,000, respectively, on the consolidated statements of earnings includes a provision for credit losses on loans of $6,653,000 and $5,423,000, respectively, and a provision reversal for off-balance sheet unfunded commitments of $179,000, and provision for off-balance sheet unfunded commitments of $1,237,000, respectively.

The Company’s loans that are individually evaluated for credit losses (both collateral and non-collateral dependent) and their related allowances as of June 30, 2026 and December 31, 2025, are summarized in the following tables by loan segment (dollars in thousands):

June 30, 2026	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
Commercial & Industrial	$86	$5,047	$32,095	$37,228	$2,297	$8,613	$10,910
Municipal	—	—	8,834	8,834	—	119	119
Agricultural	—	1,383	445	1,828	75	97	172
Real Estate:
Construction & Development	—	2,651	27,383	30,034	302	1,822	2,124
Farm	1,986	—	1,322	3,308	—	—	—
Non-Owner Occupied CRE	4,595	1,789	33,672	40,056	415	1,872	2,287
Owner Occupied CRE	14,744	8,974	44,088	67,806	3,259	3,882	7,141
Residential	6,960	14,138	69,209	90,307	2,240	11,056	13,296
Consumer:
Auto	—	783	2,136	2,919	2	4	6
Non-Auto	—	174	610	784	1	2	3
Total	$28,371	$34,939	$219,794	$283,104	$8,591	$27,467	$36,058

December 31, 2025	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
Commercial & Industrial	$110	$3,529	$21,384	$25,023	$1,014	$7,253	$8,267
Municipal	—	17	—	17	—	—	—
Agricultural	274	1,348	525	2,147	198	125	323
Real Estate:
Construction & Development	—	2,644	17,439	20,083	171	1,790	1,961
Farm	1,858	208	5,348	7,414	6	211	217
Non-Owner Occupied CRE	1,243	1,631	33,134	36,008	431	2,897	3,328
Owner Occupied CRE	15,939	10,667	35,420	62,026	5,348	3,379	8,727
Residential	4,827	9,731	83,934	98,492	958	4,969	5,927
Consumer:
Auto	—	871	2,421	3,292	2	5	7
Non-Auto	—	224	880	1,104	1	2	3
Total	$24,251	$30,870	$200,485	$255,606	$8,129	$20,631	$28,760

The Company’s allowance for loans and recorded investment that are individually evaluated for credit losses and collectively evaluated for credit losses as of June 30, 2026 and December 31, 2025, are summarized in the following table by loan segment (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in thousands)	Commercial & Industrial	Municipal	Agricultural	Construction & Development	Farm	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Consumer Auto	Consumer Non-Auto	Total
June 30, 2026
Allowance for loan loss:
Individually evaluated	$10,910	$119	$172	$2,124	$—	$2,287	$7,141	$13,296	$6	$3	$36,058
Collectively evaluated	8,769	163	2	15,691	2,370	11,149	15,989	19,707	1,971	564	76,375
Total ACL on loans	$19,679	$282	$174	$17,815	$2,370	$13,436	$23,130	$33,003	$1,977	$567	$112,433
Portfolio loans:
Individually evaluated	$37,228	$8,834	$1,828	$30,034	$3,308	$40,056	$67,806	$90,307	$2,919	$784	$283,104
Collectively evaluated	1,050,428	410,236	79,958	1,161,048	341,175	791,873	1,076,287	2,231,693	773,514	147,615	8,063,827
Total portfolio loans	$1,087,656	$419,070	$81,786	$1,191,082	$344,483	$831,929	$1,144,093	$2,322,000	$776,433	$148,399	$8,346,931
December 31, 2025
Allowance for loan loss:
Individually evaluated	$8,267	$—	$323	$1,961	$217	$3,328	$8,727	$5,927	$7	$3	$28,760
Collectively evaluated	9,429	135	2	15,039	2,360	11,233	16,641	19,687	1,591	659	76,776
Total ACL on loans	$17,696	$135	$325	$17,000	$2,577	$14,561	$25,368	$25,614	$1,598	$662	$105,536
Portfolio loans:
Individually evaluated	$25,023	$17	$2,147	$20,083	$7,414	$36,008	$62,026	$98,492	$3,292	$1,104	$255,606
Collectively evaluated	1,091,438	342,484	93,629	1,137,782	320,211	796,808	1,058,582	2,187,338	729,059	145,339	7,902,670
Total portfolio loans	$1,116,461	$342,501	$95,776	$1,157,865	$327,625	$832,816	$1,120,608	$2,285,830	$732,351	$146,443	$8,158,276

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

The following table summarizes the Company’s loans held-for-investment by internal ratings, portfolio segments, and vintage year at June 30, 2026 (dollars in thousands):

June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial & Industrial
Pass	$343,465	$400,014	$98,065	$78,209	$82,458	$48,217	$—	$1,050,428
Special mention	2,871	286	577	229	20	71	—	4,054
Substandard	3,617	6,706	16,719	4,279	1,263	590	—	33,174
Total	$349,953	$407,006	$115,361	$82,717	$83,741	$48,878	$—	$1,087,656
Municipal
Pass	$134,903	$102,914	$27,579	$21,697	$63,064	$60,079	$—	$410,236
Substandard	—	—	—	—	714	8,120	—	8,834
Total	$134,903	$102,914	$27,579	$21,697	$63,778	$68,199	$—	$419,070
Agricultural
Pass	$34,583	$38,652	$2,840	$2,236	$1,236	$411	$—	$79,958
Special mention	—	—	—	—	21	—	—	21
Substandard	495	131	920	52	199	10	—	1,807
Total	$35,078	$38,783	$3,760	$2,288	$1,456	$421	$—	$81,786
Construction & Development
Pass	$413,206	$476,924	$105,382	$71,836	$46,354	$45,565	$1,781	$1,161,048
Special mention	476	3,198	—	711	225	188	—	4,798
Substandard	12,146	5,491	4,115	1,128	1,001	1,355	—	25,236
Total	$425,828	$485,613	$109,497	$73,675	$47,580	$47,108	$1,781	$1,191,082
Farm
Pass	$74,028	$82,983	$41,184	$24,046	$51,175	$67,759	$—	$341,175
Special mention	23	—	—	119	—	79	—	221
Substandard	—	12	335	377	196	2,167	—	3,087
Total	$74,051	$82,995	$41,519	$24,542	$51,371	$70,005	$—	$344,483
Non-Owner Occupied CRE
Pass	$116,632	$154,003	$98,002	$33,933	$218,886	$170,417	$—	$791,873
Special mention	2,418	1,118	3,195	1,856	2,283	3,724	—	14,594
Substandard	459	7,493	4,146	2,431	2,179	8,754	—	25,462
Total	$119,509	$162,614	$105,343	$38,220	$223,348	$182,895	$—	$831,929
Owner Occupied CRE
Pass	$159,583	$212,907	$136,785	$75,305	$219,093	$272,614	$—	$1,076,287
Special mention	—	7,743	4,273	1,034	1,222	1,533	—	15,805
Substandard	2,763	2,289	7,020	3,539	21,716	14,674	—	52,001
Total	$162,346	$222,939	$148,078	$79,878	$242,031	$288,821	$—	$1,144,093
Residential
Pass	$269,762	$401,513	$354,466	$264,551	$287,980	$416,526	$236,895	$2,231,693
Special mention	23	1,249	2,587	1,128	1,424	1,908	434	8,753
Substandard	2,103	5,655	9,355	11,965	31,814	14,341	6,321	81,554
Total	$271,888	$408,417	$366,408	$277,644	$321,218	$432,775	$243,650	$2,322,000
Consumer Auto
Pass	$222,598	$296,303	$159,892	$45,617	$40,916	$8,188	$—	$773,514
Special mention	—	14	—	137	48	29	—	228
Substandard	40	105	771	613	950	212	—	2,691
Total	$222,638	$296,422	$160,663	$46,367	$41,914	$8,429	$—	$776,433
Consumer Non-Auto
Pass	$45,171	$46,689	$20,671	$12,137	$11,841	$4,099	$7,007	$147,615
Special mention	—	—	—	—	—	12	—	12
Substandard	4	110	120	105	338	87	8	772
Total	$45,175	$46,799	$20,791	$12,242	$12,179	$4,198	$7,015	$148,399
Total Loans
Pass	$1,813,931	$2,212,902	$1,044,866	$629,567	$1,023,003	$1,093,875	$245,683	$8,063,827
Special mention	5,811	13,608	10,632	5,214	5,243	7,544	434	48,486
Substandard	21,627	27,992	43,501	24,489	60,370	50,310	6,329	234,618
Doubtful	—	—	—	—	—	—	—	—
Total Loans	$1,841,369	$2,254,502	$1,098,999	$659,270	$1,088,616	$1,151,729	$252,446	$8,346,931

The following table summarizes the Company’s loans held-for-investment by internal ratings, portfolio segments, and vintage year at December 31, 2025 (dollars in thousands):

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial & Industrial
Pass	$638,287	$188,647	$100,264	$94,870	$33,180	$36,190	$—	$1,091,438
Special mention	2,194	755	229	672	129	279	—	4,258
Substandard	10,064	4,356	4,677	1,437	170	61	—	20,765
Total	$650,545	$193,758	$105,170	$96,979	$33,479	$36,530	$—	$1,116,461
Municipal
Pass	$143,286	$31,910	$22,971	$70,735	$9,760	$63,822	$—	$342,484
Substandard	—	—	—	—	—	17	—	17
Total	$143,286	$31,910	$22,971	$70,735	$9,760	$63,839	$—	$342,501
Agricultural
Pass	$82,964	$4,915	$2,944	$2,287	$440	$79	$—	$93,629
Special mention	—	—	—	34	—	—	—	34
Substandard	683	1,174	48	32	156	20	—	2,113
Total	$83,647	$6,089	$2,992	$2,353	$596	$99	$—	$95,776
Construction & Development
Pass	$763,232	$177,570	$86,079	$54,158	$43,936	$11,484	$1,323	$1,137,782
Special mention	1,490	—	368	—	—	—	—	1,858
Substandard	9,869	5,567	538	893	1,274	84	—	18,225
Total	$774,591	$183,137	$86,985	$55,051	$45,210	$11,568	$1,323	$1,157,865
Farm
Pass	$91,475	$57,560	$31,535	$56,390	$52,887	$30,364	$—	$320,211
Special mention	—	—	—	—	317	193	—	510
Substandard	824	350	382	3,541	394	1,413	—	6,904
Total	$92,299	$57,910	$31,917	$59,931	$53,598	$31,970	$—	$327,625
Non-Owner Occupied CRE
Pass	$176,298	$133,099	$55,849	$234,494	$108,478	$88,590	$—	$796,808
Special mention	—	274	1,867	3,651	3,164	654	—	9,610
Substandard	7,030	—	2,498	919	13,262	2,689	—	26,398
Total	$183,328	$133,373	$60,214	$239,064	$124,904	$91,933	$—	$832,816
Owner Occupied CRE
Pass	$224,659	$163,786	$96,918	$244,128	$151,923	$177,168	$—	$1,058,582
Special mention	1,666	9,690	654	1,261	3,974	154	—	17,399
Substandard	618	1,906	1,394	24,587	7,307	8,815	—	44,627
Total	$226,943	$175,382	$98,966	$269,976	$163,204	$186,137	$—	$1,120,608
Residential
Pass	$489,167	$385,921	$297,128	$311,207	$214,343	$260,915	$228,657	$2,187,338
Special mention	1,360	2,042	1,367	21,638	1,960	1,233	2,346	31,946
Substandard	4,958	9,400	9,420	20,245	5,218	13,310	3,995	66,546
Total	$495,485	$397,363	$307,915	$353,090	$221,521	$275,458	$234,998	$2,285,830
Consumer Auto
Pass	$371,849	$212,013	$65,985	$62,910	$14,234	$2,068	$—	$729,059
Special mention	41	61	189	85	27	6	—	409
Substandard	75	607	692	1,213	272	24	—	2,883
Total	$371,965	$212,681	$66,866	$64,208	$14,533	$2,098	$—	$732,351
Consumer Non-Auto
Pass	$69,838	$30,450	$16,321	$15,397	$5,408	$1,038	$6,887	$145,339
Special mention	9	—	—	9	—	16	—	34
Substandard	212	97	236	396	100	14	15	1,070
Total	$70,059	$30,547	$16,557	$15,802	$5,508	$1,068	$6,902	$146,443
Total Loans
Pass	$3,051,055	$1,385,871	$775,994	$1,146,576	$634,589	$671,718	$236,867	$7,902,670
Special mention	6,760	12,822	4,674	27,350	9,571	2,535	2,346	66,058
Substandard	34,333	23,457	19,885	53,263	28,153	26,447	4,010	189,548
Doubtful	—	—	—	—	—	—	—	—
Total Loans	$3,092,148	$1,422,150	$800,553	$1,227,189	$672,313	$700,700	$243,223	$8,158,276

The following tables summarize the Company's gross charge-offs by origination year and loan class for the six-months ended June 30, 2026 and 2025:

	Six-Months Ended June 30, 2026
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
2026
Commercial & Industrial	$—	$95	$262	$11	$11	$167	$—	$546
Agricultural	—	—	40	—	—	6	—	46
Construction & development	—	—	20	—	9	22	—	51
Owner occupied CRE	—	—	—	—	—	150	—	150
Residential	—	52	197	238	14	3	—	504
Auto	12	64	150	195	79	18	—	518
Non-auto	12	117	73	101	17	—	—	320
Total Charge-Offs	$24	$328	$742	$545	$130	$366	$—	$2,135

	Six-Months Ended June 30, 2025
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
2025
Commercial & Industrial	$—	$80	$125	$142	$45	$19	$—	$411
Municipal	—	—	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—	—	—
Construction & development	—	40	—	—	—	—	—	40
Farm	—	—	—	—	—	—	—	—
Non-owner occupied CRE	—	—	250	—	—	—	—	250
Owner occupied CRE	—	—	—	175	—	—	—	175
Residential	—	—	240	148	5	11	—	404
Auto	—	122	76	260	112	46	—	616
Non-auto	10	43	51	50	51	34	—	239
Total Charge-Offs	$10	$285	$742	$775	$213	$110	$—	$2,135

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

During the three and six-months ended June 30, 2026 and 2025 loan modifications made to borrowers experiencing financial difficulty was insignificant.

Note 4 - Loans Held-for-Sale

Loans held-for-sale totaled $23,616,000 and $29,992,000 at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026 and December 31, 2025, $4,684,000 and $4,561,000, respectively, are valued at the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

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

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions (dollars in thousands):

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
June 30, 2026:
IRLCs	$56,448	$686	$—
Forward mortgage-backed securities trades	80,500	—	141
December 31, 2025:
IRLCs	$38,185	$579	$—
Forward mortgage-backed securities trades	70,500	—	132

Note 6 – Borrowings and Repurchase Agreements

Borrowings and repurchase agreements consisted of the following (dollars in thousands):

	June 30,	December 31,
	2026	2025
Securities sold under agreements with customers to repurchase	$53,656	$62,956
Federal funds purchased	775	625
Other borrowings	21,054	21,055
Total	$75,485	$84,636

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

The Company renewed its loan agreement, effective June 30, 2025, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $50,000,000 on a revolving line of credit. There was no outstanding balance under the line of credit as of June 30, 2026.

During 2021, the Company began investing in qualifying Community Development Entities ("CDE") under the federal New Market Tax Credits ("NMTC") program. See Note 7 for further discussion of our activity and related balances on the consolidated balance sheets, including $21,053,000 within other borrowings shown above.

Note 7 - Income Taxes

Income tax expense was $15,575,000 for the second quarter of 2026 as compared to $15,078,000 for the same period in 2025. The Company’s effective tax rates on pretax income were 17.8% and 18.4% for the second quarters of 2026 and 2025, respectively. Income tax expense was $31,860,000 for the first half of 2026 as compared to $28,888,000 for the same period in 2025. The Company’s effective tax rates on pretax income were 18.2% and 18.4% for the first half of 2026 and 2025, respectively. The effective tax rates differ from the statutory federal tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan, excess tax benefits for distributions under our deferred compensation plan and vesting of equity awards, New Market Tax Credits, Low Income Housing Tax Credits and the donation of a former branch facility.

Low Income Housing Tax Credit Investments - The Company has investments in an affordable housing fund that will invest in real estate projects that qualify for the federal low-income housing tax credit ("LIHTC") program designed to promote private development of low income housing. The investments made by the fund will generate a return to the Company primarily through the realization of LIHTCs, and also through federal tax deductions generated from the ongoing operating losses from the investees of the fund. The Company's investment in the fund will be amortized through income tax expense using the proportional amortization method as related tax credits are utilized by the Company. The carrying values of investments in LIHTC's were $35,255,000 and $27,500,000 as of June 30, 2026 and December 31, 2025, respectively, and is included as a component of other assets on the consolidated balance sheets. Total unfunded contingent commitments related to the LIHTC investments totaled $30,360,000 and $21,114,000 at June 30, 2026 and December 31, 2025, respectively, a component of other liabilities on the consolidated balance sheets. The Company expects the remaining commitments to be funded by 2043. There were no impairment losses on the LIHTC investments during the three and six-months ended June 30, 2026 and 2025.

New Market Tax Credit Investments - During 2021, the Company began investing in qualifying CDEs under the federal NMTC program. NMTC investments are made through the third-party CDEs which are qualified through the U.S. Department of Treasury and receive periodic allocation of amounts under the NMTC program. NMTCs are generated from qualified investments by the CDEs utilizing equity investments made by a taxpayer, like the Company. Through these equity investments, the Company will receive the tax benefits from the NMTCs equal to 39% of the qualified investment from the CDE to qualifying eligible projects over a seven year period. The Company's equity investments in the CDEs is amortized using the proportional amortization method and related tax credits are allocated to the Company. At June 30, 2026 and December 31, 2025, the consolidated balance sheet of the Company included an $18,000,000 loan to the investee in loans and the $21,053,000 leveraged loan from the investee within other borrowings (see Note 6). At June 30, 2026 and December 31, 2025, the consolidated balance sheet of the Company included CDE investments in other assets of $22,475,000 and $23,128,000, respectively.

Note 8 - Stock Based Compensation

On April 27, 2021, the Company’s shareholders approved the 2021 Omnibus Stock and Incentive Plan (“2021 Plan”) and reserved 2,500,000 shares of the Company’s common stock for issuance under this plan. At June 30, 2026, the Company had 935,333 shares of stock remaining for issuance under the plan. The 2021 Plan supersedes all prior stock option and restricted stock plans with shares previously reserved for issuance under such plans cancelled.

Restricted Stock Units

Under the 2021 Plan, the Company grants restricted stock units under compensation arrangements for the benefit of employees and senior and executive officers. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements. The following table summarizes information about the changes in restricted stock units for the six-months ended June 30, 2026 and 2025.

	For the Six-Months Ended June 30,
	2026		2025
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	81,707	$34.91	71,656	$34.36
Grants	—	—	—	—
Vesting	—	—	—	—
Forfeited/expired	(1,299)	34.62	(971)	33.63
Balance at end of period	80,408	$34.91	70,685	$34.37

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

The following table summarizes information about the changes in PSUs as of and for the six-months ended June 30, 2026 and 2025.

	For the Six-Months Ended June 30,
	2026		2025
	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	115,681	$33.93	96,206	$35.83
Grants	—	—	—	—
Performance adjustment (1)	14,437	29.53	11,031	47.19
Vesting	(43,329)	29.53	(33,104)	47.19
Forfeited/expired	(1,268)	35.48	(1,244)	32.17
Balance at end of period	85,521	$35.40	72,889	$32.45

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

The following table summarizes information about vested and unvested restricted stock.

	For the Six-Months Ended June 30,
	2026		2025
	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	24,876	$33.78	24,348	$30.91
Grants	25,704	32.68	24,876	33.78
Vesting	(24,876)	33.78	(24,348)	30.91
Forfeited/expired	—	—	—	—
Balance at end of period	25,704	$32.68	24,876	$33.78

The total fair value of restricted stock unit, performance stock unit, and restricted stock awards vested for the six-months ended June 30, 2026 and 2025, was $2,094,000 and $1,670,000, respectively.

The Company recorded restricted stock unit and performance-based restricted stock unit expense for employees of $1,033,000 and $658,000 for the three-months ended June 30, 2026 and 2025, respectively. The Company recorded restricted stock unit and performance-based restricted stock unit expense for employees of $1,972,000 and $1,723,000 for the six-months ended June 30, 2026 and 2025, respectively. The Company recorded director expense related to these restricted stock awards of $210,000 and $204,000, for the three-months ended June 30, 2026 and 2025, respectively. The Company recorded director expense related to these restricted stock awards of $420,000 and $397,000, for the six-months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026 there was $4,492,000 of total unrecognized compensation cost related to unvested restricted stock units, performance-based restricted stock units, and restricted stock awards, which is expected to be recognized over a weighted-average period of 0.98 years. At June 30, 2026 and December 31, 2025, there was $202,000 and $199,000, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting.

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

An analysis of stock option activity for the six-months ended June 30, 2026 is presented in the table and narrative below:

	Shares	Weighted- Average Ex. Price
Outstanding, December 31, 2025	1,545,453	$34.10
Granted	—	—
Exercised	(44,913)	21.43
Cancelled	(63,185)	34.72
Outstanding, June 30, 2026	1,437,355	34.47
Exercisable, June 30, 2026	884,610	$32.90

The options outstanding at June 30, 2026 had exercise prices ranging between $21.18 and $48.91. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees.

The Company recorded stock option expense totaling $753,000 and $669,000 for the three-months ended June 30, 2026 and 2025, respectively. The Company recorded stock option expense totaling $1,507,000 and $1,338,000 for the six-months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, there was $3,194,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 0.93 years. The total fair value of shares vested during the six-months ended June 30, 2026 and 2025 was $10,000 and $416,000, respectively.

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

Financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis include the following:

Available-for-sale investment securities: Investment securities classified as available-for-sale are generally reported at fair value utilizing Levels 1 and 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the bond’s terms and conditions, among other things.

Collateral Dependent Loans: The fair value of collateral-dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Collateral values are estimated using Level 2 inputs based on observable market data or independent appraisals using Level 3 inputs. Non-real estate collateral may be valued using an appraisal, net book value per the borrowers financial statements, or aging reports, adjusted or discounted based on management's historical knowledge, changes in market conditions from the time of the valuation, and managements expertise and knowledge of the client and clients' business, resulting in a Level 3 fair value classification. Collateral-dependent loans are evaluated on a quarterly basis and adjusted in accordance with the allowance policy.

See Notes 4 and 5 related to the determination of fair value for loans held-for-sale, IRLCs and forward mortgage-backed securities trades.

There were no transfers between Level 2 and Level 3 during the three and six-months ended June 30, 2026 and 2025.

The following table summarizes the Company’s available-for-sale securities, loans held-for-sale, and derivatives which are measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

June 30, 2026	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of state and political subdivisions	$—	$1,753,893	$—	$1,753,893
Corporate bonds	—	63,452	—	63,452
Residential mortgage-backed securities	—	2,637,699	—	2,637,699
Commercial mortgage-backed securities	—	1,192,391	—	1,192,391
Other securities	28,522	—	—	28,522
Total	$28,522	$5,647,435	$—	$5,675,957
Loans held-for-sale	$—	$18,932	$—	$18,932
IRLCs	$—	$—	$686	$686
Forward mortgage-backed securities trades	$—	$(141)	$—	$(141)

December 31, 2025	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$60,813	$—	$—	$60,813
Obligations of state and political subdivisions	—	1,751,373	—	1,751,373
Corporate bonds	—	78,709	—	78,709
Residential mortgage-backed securities	—	2,611,410	—	2,611,410
Commercial mortgage-backed securities	—	989,238	—	989,238
Other securities	22,570	—	—	22,570
Total	$83,383	$5,430,730	$—	$5,514,113
Loans held-for-sale	$—	$25,431	$—	$25,431
IRLCs	$—	$—	$579	$579
Forward mortgage-backed securities trades	$—	$(132)	$—	$(132)

The following table summarizes the Company’s loans held-for-sale at fair value and the net unrealized gains as of the balance sheet dates shown below (dollars in thousands):

	June 30,	December 31,
	2026	2025
Unpaid principal balance on loans held-for-sale	$18,429	$24,654
Net unrealized gains on loans held-for-sale	503	777
Loans held-for-sale at fair value	$18,932	$25,431

The following table summarizes the Company’s gains on sale and fees of mortgage loans for the three and six-months ended June 30, 2026 and 2025 (dollars in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2026	2025	2026	2025
Realized gain on sale and fees on mortgage loans*	$5,032	$3,587	$9,167	$6,140
Change in fair value on loans held-for-sale and IRLCs	303	921	(203)	1,486
Change in forward mortgage-backed securities trades	(656)	(382)	(9)	(668)
Total gain on sale of mortgage loans	$4,679	$4,126	$8,955	$6,958

* This includes gains on loans held-for-sale carried under the fair value method and lower of cost or market.

No residential mortgage loans held-for-sale were 90 days or more past due or considered nonaccrual as of June 30, 2026 or December 31, 2025. No credit losses were recognized on mortgage loans held-for-sale for the three and six-months ended June 30, 2026 and 2025.

Non-Financial Assets and Non-Financial Liabilities: We do not have any non-financial assets or non-financial liabilities measured at fair value on a recurring basis. From time to time, non-financial assets measured at fair value on a non-recurring basis may include certain foreclosed assets, which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for credit losses on loans, and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no significant other real estate owned properties that were re-measured subsequent to their initial transfer to other real estate owned during the three and six-months ended June 30, 2026 and 2025.

At June 30, 2026 and December 31, 2025, other real estate owned totaled $2,763,000 and $280,000, respectively.

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

Financial instruments with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities and are considered Levels 2 and 3 of the fair value hierarchy. Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the carrying value and are considered Level 1 of the fair value hierarchy. The carrying value and the estimated fair value of the Company’s contractual off-balance-sheet unfunded lines of credit, loan commitments and letters of credit, which are generally priced at market at the time of funding.

The estimated fair values and carrying values of all financial instruments under current authoritative guidance were as follows (dollars in thousands).

	June 30,		December 31,
	2026		2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Financial assets:
Cash and due from banks	$284,759	$284,759	$249,466	$249,466	Level 1
Federal funds sold	8,650	8,650	1,575	1,575	Level 1
Interest-bearing demand deposits in banks	286,973	286,973	826,947	826,947	Level 1
Available-for-sale securities	5,675,957	5,675,957	5,514,113	5,514,113	Levels 1 and 2
Loans held-for-investment, net of allowance for credit losses	8,234,498	8,210,649	8,052,740	8,061,186	Level 3
Loans held-for-sale	23,616	23,797	29,992	30,163	Level 2
Accrued interest receivable	68,543	68,543	68,470	68,470	Level 2
Financial liabilities:
Deposits with stated maturities	$872,699	$867,413	$900,554	$902,588	Level 2
Deposits with no stated maturities	12,247,284	12,247,284	12,444,975	12,444,975	Level 1
Repurchase Agreements	53,656	53,656	62,956	62,956	Level 2
Borrowings	21,829	21,829	21,680	21,680	Level 2
Accrued interest payable	5,034	5,034	5,673	5,673	Level 2
IRLCs	686	686	579	579	Level 3
Forward mortgage-backed securities trades asset (liability)	(141)	(141)	(132)	(132)	Level 2

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

Introduction

As a financial holding company, we generate most of our revenue from interest on loans and investments, wealth management fees, gain on sale of mortgage loans and service charges and fees on deposit accounts. Our primary source of funding for our loans and investments are deposits held by our bank subsidiary, First Financial Bank. Our largest expenses are interest on deposits and salaries and related employee benefits. We measure our performance by calculating our return on average assets, return on average equity, regulatory capital ratios, net interest margin and efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income.

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

The prior authorization had been in place since July 27, 2021. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and shareholders. Any repurchase of stock will be made through the open market, block trades, or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. There have been no repurchases during 2025 or through June 30, 2026.

On July 28, 2026, the Company's Board of Directors renewed and increased the size of the authorization to repurchase up to 7.2 million common shares through July 31, 2027.

Results of Operations

Performance Summary. Net earnings for the second quarter of 2026 were $71.9 million, an increase of 7.9% when compared to earnings of $66.7 million for the second quarter of 2025. Diluted earnings per share was $0.50 for the second quarter of 2026 and $0.47 for the second quarter of 2025.

The return on average assets was 1.89% for both second quarters of 2026 and 2025, respectively. The return on average equity was 14.70% for the second quarter of 2026, as compared to 15.82% for the second quarter of 2025.

Net earnings for the six-months ended June 30, 2026 were $143.4 million, an increase of 12.1% when compared to earnings of $128.0 million for the six-months ended June 30, 2025. Diluted earnings per share was $1.00 for the first six months of 2026 and $0.89 for the first six months of 2025.

The return on average assets was 1.89% for the first six months of 2026, as compared to 1.83% for the first six months of 2025. The return on average equity was 14.76% for the first six months of 2026, as compared to 15.48% for the first six months of 2025.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $140.7 million for the second quarter of 2026, as compared to $126.7 million for the same period last year. The increase in tax equivalent net interest income for the second quarter of 2026 compared to the same quarter in 2025 was largely attributable to the increases in average loans and the increase in average balance and the rate of return on taxable and tax-exempt investment securities. Average earning assets were $14.5 billion for the second quarter of 2026, as compared to $13.3 billion during the second quarter of 2025. The increase of $1.1 billion in average earning assets for the second quarter of 2026 when compared to the same period in 2025 was primarily a result of (i) an increase in loans of $272.5 million, (ii) an increase in taxable investment securities of $621.1 million and (iii) an increase in tax-exempt investment securities of $276.2 million. Average interest-bearing liabilities were $9.8 billion for the second quarter of 2026, as compared to $9.0 billion in the same period in 2025. The yield on earning assets decreased 2 basis points while the rate paid on interest-bearing liabilities decreased 18 basis points for the second quarter of 2026 when compared to the second quarter of 2025.

Tax-equivalent net interest income was $279.3 million for the first six months of 2026, as compared to $248.1 million for the same period last year. The increase in tax equivalent net interest income for the first half of 2026 compared to the same period in 2025 was largely attributable to the increase in average balance and the rate of return on taxable and tax-exempt investment securities, and increases in average loans. Average earning assets were $14.5 billion for the six-months ended June 30, 2026, as compared to $13.2 billion during the six-months ended June 30, 2025. The increase of $1.3 billion in average earning assets for the six-months ended June 30, 2026 when compared to the same period in 2025 was primarily a result of (i) an increase in taxable investment securities of $596.0 million, (ii) an increase in tax-exempt investment securities of $297.6 million, and (iii) an increase in loans of $296.6 million. Average interest-bearing liabilities were $9.8 billion for the six-months ended June 30, 2026, as compared to $9.0 billion in the same period in 2025. The yield on earning assets decreased 2 basis points while the rate paid on interest-bearing liabilities decreased 19 basis points for the six-months ended June 30, 2026 when compared to the same period in 2025.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (dollars in thousands):

	Three-Months Ended June 30, 2026 Compared to Three-Months Ended June 30, 2025			Six-Months Ended June 30, 2026 Compared to Six-Months Ended June 30, 2025
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Short-term investments	$(565)	$(622)	$(1,187)	$1,329	$(1,531)	$(202)
Taxable investment securities	4,518	3,906	8,424	8,591	7,081	15,672
Tax-exempt investment securities (1)	2,083	1,240	3,323	4,342	3,254	7,596
Loans (1) (2)	4,585	(1,122)	3,463	9,900	(2,016)	7,884
Interest income	10,621	3,402	14,023	24,162	6,788	30,950

Interest-bearing deposits	4,113	(4,146)	(33)	9,162	(8,894)	268
Repurchase agreements	24	(22)	2	59	(37)	22
Borrowings	9	(12)	(3)	(343)	(147)	(490)
Interest expense	4,146	(4,180)	(34)	8,878	(9,078)	(200)

Net interest income	$6,475	$7,582	$14,057	$15,284	$15,866	$31,150

(1)
Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(2)
Nonaccrual loans are included in loans.

The net interest margin, on a tax equivalent basis, was 3.90% for the second quarter of 2026, an increase of 9 basis points from the same period in 2025. The net interest margin, on a tax equivalent basis, was 3.88% for the six-months ended June 30, 2026, an increase of 10 basis points from the same period in 2025. The net interest margin has expanded during the past year primarily due to (i) strong growth in deposits that has enabled the Company to deploy those funds into the higher yielding loans and securities portfolios, (ii) a reduction in cost of deposits, and (iii) investment of lower yielding securities cash flows into higher yielding bonds. The Federal Reserve began increasing interest rates in March 2022 and continuing into 2023 to a peak of 5.25% to 5.50%. Most recently, the Federal Reserve decreased interest rates by 100 basis points in 2024 and 25 basis points in September, October, and December 2025, respectively, resulting in a target rate of 3.50% to 3.75% at June 30, 2026.

There are $1.5 billion of municipal and related deposits which are indexed to short-term treasury rates which have continued to fluctuate with the changes in the applicable rate index.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (dollars in thousands, except percentages):

	Three-Months Ended June 30,
	2026			2025
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$338,001	$3,117	3.70%	$388,761	$4,304	4.44%
Taxable investment securities (2)	4,091,117	33,666	3.29	3,470,028	25,242	2.91
Tax-exempt investment securities (2)(3)	1,709,709	14,134	3.31	1,433,498	10,811	3.02
Loans (3)(4)	8,317,815	138,841	6.70	8,045,340	135,378	6.75
Total earning assets	14,456,642	$189,758	5.26%	13,337,627	$175,735	5.28%
Cash and due from banks	255,534			218,015
Bank premises and equipment, net	152,356			149,321
Other assets	219,807			246,380
Goodwill and other intangible assets, net	313,587			313,865
Allowance for credit losses	(108,016)			(100,946)
Total assets	$15,289,910			$14,164,262
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$9,676,860	$48,697	2.02%	$8,923,737	$48,730	2.19%
Repurchase agreements	60,403	223	1.48	54,482	221	1.63
Borrowings	28,459	125	1.76	26,557	128	1.93
Total interest-bearing liabilities	9,765,722	$49,045	2.01%	9,004,776	$49,079	2.19%
Noninterest-bearing deposits	3,445,033			3,383,851
Other liabilities	116,944			85,745
Total liabilities	13,327,699			12,474,372
Shareholders’ equity	1,962,211			1,689,890
Total liabilities and shareholders’ equity	$15,289,910			$14,164,262
Net interest income (tax equivalent)		$140,713			$126,656
Rate Analysis:
Interest income/earning assets			5.26%			5.28%
Interest expense/earning assets			(1.36)			(1.47)
Net interest margin			3.90%			3.81%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Includes tax equivalent yield adjustment of approximately $3.8 million and $2.9 million in the second quarters of 2026 and 2025, respectively, using an effective tax rate of 21% for both periods.
(4)
Includes nonaccrual loans.

	Six-Months Ended June 30,
	2026			2025
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$401,719	$7,366	3.70%	$341,461	$7,568	4.47%
Taxable investment securities (2)	4,083,944	65,949	3.23	3,487,932	50,277	2.88
Tax-exempt investment securities (2)(3)	1,718,190	28,319	3.30	1,420,541	20,723	2.92
Loans (3)(4)	8,296,026	274,861	6.68	7,999,398	266,977	6.73
Total earning assets	14,499,879	$376,495	5.24%	13,249,332	$345,545	5.26%
Cash and due from banks	257,702			222,224
Bank premises and equipment, net	151,132			150,099
Other assets	211,938			241,767
Goodwill and other intangible assets, net	313,608			313,908
Allowance for credit losses	(106,878)			(99,662)
Total assets	$15,327,381			$14,077,668
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$9,750,203	$96,548	2.00%	$8,903,004	$96,280	2.18%
Repurchase agreements	61,619	452	1.48	54,203	430	1.60
Borrowings	25,324	200	1.59	50,426	690	2.76
Total interest-bearing liabilities	9,837,146	$97,200	1.99%	9,007,633	$97,400	2.18%
Noninterest-bearing deposits	3,423,184			3,325,170
Other liabilities	107,518			77,030
Total liabilities	13,367,848			12,409,833
Shareholders’ equity	1,959,533			1,667,835
Total liabilities and shareholders’ equity	$15,327,381			$14,077,668
Net interest income (tax equivalent)		$279,295			$248,145
Rate Analysis:
Interest income/earning assets			5.24%			5.26%
Interest expense/earning assets			(1.36)			(1.48)
Net interest margin			3.88%			3.78%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Includes tax equivalent yield adjustment of approximately $7.6 million and $5.6 million in the first half of 2026 and 2025, respectively, using an effective tax rate of 21% for both periods.
(4)
Includes nonaccrual loans.

Noninterest Income. Noninterest income for the second quarter of 2026 was $35.8 million, an increase of $3.0 million, when compared to $32.9 million in the same quarter of 2025. Wealth Management fee income increased to $14.0 million for the second quarter of 2026 compared to $12.7 million for the second quarter of 2025, driven by growth in the assets under management. The market value of assets under management totaled $12.2 billion at June 30, 2026, compared to $11.5 billion at June 30, 2025. Service charges on deposits increased to $6.3 million for the second quarter of 2026 compared with $6.1 million for the second quarter of 2025, driven by increases in fees on deposit accounts and offset by a decrease in overdraft fees. Mortgage related income increased to $4.7 million for the second quarter of 2026 compared to $4.1 million in the second quarter of 2025. Mortgage income continues to benefit from the restructuring of the secondary mortgage department, new mortgage lenders and centralization of mortgage operations this past year and an increase in the volume of mortgage loans originated. Other noninterest income increased to $5.0 million for the second quarter of 2026 compared to $3.7 million for the second quarter of 2025. In the second quarter of 2026, within other noninterest income was an increase of $1.2 million over the second quarter of 2025 reflecting an increase in the fair market value of the assets held in the Company's supplemental executive retirement plan. The plan holds marketable securities, including shares of the Company stock. Deferred compensation of the same amount related to these changes in value is included in salaries and employee benefits expense. Also, during the second quarter of 2026, the Company received life insurance proceeds of approximately $200 thousand for the death of a former employee.

Noninterest income for the six-months ended June 30, 2026 was $67.9 million, an increase of $4.8 million, when compared to $63.1 million in the same period in 2025. Wealth Management fee income increased to $27.3 million for the first six months of 2026 compared to $25.4 million for the first six months of 2025 driven by the increase in market value of trust assets managed. Mortgage related income increased to $9.0 million for the first six months of 2026 compared to $7.0 million for the same period in 2025 benefiting from the restructuring of the secondary mortgage department, new mortgage lenders and centralization of mortgage operations this past year and an increase in the volume of mortgage loans originated. Other noninterest income increased to $7.6 million for the first half of 2026 compared to $6.8 million for the first half of 2025. In the first half of 2026, included within other noninterest income was an increase of $899 thousand over the first half of 2025 reflecting an increase in the fair market value of the assets held in the Company's supplemental executive retirement plan as discussed above. Deferred compensation of the same amount related to these changes in value is included in salaries and employee benefits expense.

Table 3 - Noninterest Income (dollars in thousands):

	Three-Months Ended June 30,			Six-Months Ended June 30,
	2026	Increase (Decrease)	2025	2026	Increase (Decrease)	2025
Wealth Management fees	$13,960	$1,214	$12,746	$27,323	$1,924	$25,399
Service charges on deposit accounts	6,263	137	6,126	12,340	38	12,302
Debit card fees	5,584	366	5,218	10,829	644	10,185
Credit card fees	734	27	707	1,385	101	1,284
Gain on sale and fees on mortgage loans	4,679	553	4,126	8,955	1,997	6,958
Net gain (loss) on sale of foreclosed assets	(19)	(219)	200	(75)	(240)	165
Net gain on sale of assets	(374)	(380)	6	(374)	(380)	6
Other:
Check printing fees	29	(4)	33	32	(25)	57
Safe deposit rental fees	164	(6)	170	406	(16)	422
Credit life fees	266	(198)	464	483	(211)	694
Brokerage commissions	491	108	383	939	166	773
Wire transfer fees	493	34	459	962	87	875
Miscellaneous income	3,574	1,339	2,235	4,735	752	3,983
Total other	5,017	1,273	3,744	7,557	753	6,804
Total Noninterest Income	$35,844	$2,971	$32,873	$67,940	$4,837	$63,103

Noninterest Expense. Total noninterest expense for the three-months ended June 30, 2026 was $81.1 million, compared to $71.7 million for the same period of 2025. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio was 45.94% for the second quarter of 2026 compared to 44.97% for the same quarter in 2025.

Salaries, commissions and employee benefits increased to $49.7 million for the second quarter of 2026 compared to $42.6 million for the same period in 2025. The increase from prior year is primarily resulting from annual merit-based and market-driven pay increases that were effective March 1st and profit sharing and incentive accruals, which are up due to year-over-year earnings growth. Also, there was a change in deferred compensation expense of $1.2 million from the second quarter of the prior year due to the increase in the supplemental executive retirement plan deferred compensation liability as previously discussed, which was offset by an equal amount in other noninterest income.

All other categories of noninterest expense for the second quarter of 2026 totaled $31.4 million, compared to $29.2 million in the same quarter a year ago. Noninterest expense, excluding salary related costs, for the three-months ended June 30, 2026 increased when compared to the same period in 2025 largely due to increases in software amortization and expense and professional and service fees and offset by decreases in equipment and debit card expenses.

Total noninterest expense for the six-months ended June 30, 2026 was $157.9 million, compared to $142.1 million for the same period of 2025. Our efficiency ratio was 45.47% for the first six months of 2026 compared to 45.65% during the same period in 2025.

Salaries, commissions and employee benefits for the six-months ended June 30, 2026 totaled $95.6 million, compared to $84.7 million for the same period in 2025.The increase from prior year is primarily resulting from annual merit-based and market-driven pay increases that were effective March 1st and profit sharing and incentive accruals, which are up due to year-over-year earnings growth. Mortgage incentives are also up due to higher loan volumes. Also, there was a change in deferred compensation expense of $899 thousand from the second quarter of the prior year due to the increase in the supplemental executive retirement plan deferred compensation liability as previously discussed, which was offset by an equal amount in other noninterest income.

All other categories of noninterest expense for the six-months ended June 30, 2026 totaled $62.2 million, compared to $57.4 million in the same period a year ago. Noninterest expense, excluding salary related costs, for the six-months ended June 30, 2026 increased when compared to the same period in 2025 largely due to increases in software amortization and expense and professional and service fees partially offset by decreases in debit card and equipment expenses.

Table 4 - Noninterest Expense (dollars in thousands):

	Three-Months Ended June 30,			Six-Months Ended June 30,
	2026	Increase (Decrease)	2025	2026	Increase (Decrease)	2025
Salaries, commissions and incentives (excluding mortgage)	$34,488	$4,786	$29,702	$65,466	$7,103	$58,363
Mortgage salaries and incentives	3,126	348	2,778	5,703	1,063	4,640
Medical	3,223	387	2,836	6,745	731	6,014
Profit sharing	3,444	703	2,741	6,467	741	5,726
401(k) match expense	1,254	148	1,106	2,546	299	2,247
Payroll taxes	2,339	254	2,085	5,236	570	4,666
Stock based compensation	1,786	459	1,327	3,479	418	3,061
Total salaries and employee benefits	49,660	7,085	42,575	95,642	10,925	84,717
Net occupancy expense	3,728	128	3,600	7,359	39	7,320
Equipment expense	2,169	(309)	2,478	4,328	(471)	4,799
FDIC insurance premiums	1,767	182	1,585	3,326	166	3,160
Debit card expense	3,043	(265)	3,308	6,151	(529)	6,680
Professional and service fees	3,664	934	2,730	7,067	1,686	5,381
Printing, stationery and supplies	292	(181)	473	915	(40)	955
Operational and other losses	801	81	720	1,801	541	1,260
Software amortization and expense	5,053	1,033	4,020	9,646	1,893	7,753
Amortization of intangible assets	43	(43)	86	86	(95)	181
Other:
Data processing fees	708	41	667	1,424	77	1,347
Postage	380	(2)	382	825	(70)	895
Advertising	926	156	770	1,679	133	1,546
Correspondent bank service charges	238	(45)	283	497	(79)	576
Telephone	716	72	644	1,439	160	1,279
Public relations and business development	923	40	883	1,871	85	1,786
Directors’ fees	889	25	864	1,814	76	1,738
Audit and accounting fees	535	(16)	551	1,087	—	1,087
Legal fees and other related costs	401	76	325	735	82	653
Regulatory exam fees	290	54	236	558	85	473
Travel	679	39	640	1,175	120	1,055
Courier expense	423	88	335	822	154	668
Other real estate owned	9	(22)	31	(29)	(57)	28
Other miscellaneous expense	3,769	220	3,549	7,656	923	6,733
Total other	10,886	726	10,160	21,553	1,689	19,864
Total Noninterest Expense	$81,106	$9,371	$71,735	$157,874	$15,804	$142,070

Balance Sheet Review

Loans. The portfolio is comprised of loans made to businesses, professionals, municipalities, individuals, and farm and ranch operations primarily in the trade areas served by our subsidiary bank. As of June 30, 2026, total loans held-for-investment were $8.3 billion, an increase of $188.7 million, as compared to December 31, 2025 balances.

As compared to year-end 2025 balances, total real estate loans increased $108.8 million, total commercial loans increased $47.8 million, total consumer loans increased $46.0 million, and agricultural loans decreased $14.0 million. Loans averaged $8.3 billion for the second quarter of 2026, an increase of $272.5 million over the prior year second quarter average balances. Loans averaged $8.3 billion for the first six months of 2026, an increase of $296.6 million from the average balance during the first six months of 2025.

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

Table 5 outlines the composition of the Company’s held-for-investment loans by portfolio segment.

Table 5 - Composition of Loans Held-for-Investment (dollars in thousands):

	June 30,	December 31,
	2026	2025
Commercial:
Commercial & Industrial	$1,087,656	$1,116,461
Municipal	419,070	342,501
Total Commercial	1,506,726	1,458,962
Agricultural	81,786	95,776
Real Estate:
Construction & Development	1,191,082	1,157,865
Farm	344,483	327,625
Non-Owner Occupied CRE	831,929	832,816
Owner Occupied CRE	1,144,093	1,120,608
Residential	2,322,000	2,285,830
Total Real Estate	5,833,587	5,724,744
Consumer:
Auto	776,433	732,351
Non-Auto	148,399	146,443
Total Consumer	924,832	878,794
Total	$8,346,931	$8,158,276

Loans held-for-sale, consisting of secondary market mortgage loans, totaled $23.6 million and $30.0 million at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026 and December 31, 2025, $4.7 million and $4.6 million, respectively, are valued using the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

Commercial real estate loans (owner and non-owner occupied CRE) represent 23.7% of the Company's total loan portfolio as of June 30, 2026. Non-owner occupied CRE represents $831.9 million, or 10.0%, of the Company's total loan portfolio as of June 30, 2026. The properties securing this portfolio are diverse as to geographic location in Texas as well as industry type. Collateral for CRE loans is located throughout the Company’s markets in central west Texas, the Dallas-Fort Worth metroplex and southeast Texas with less than 1% of properties located outside of the state. The largest concentrations in the CRE portfolio as to type are industrial/manufacturing at approximately 18.5% and multi-tenant retail at approximately 7.9% as of June 30, 2026. All additional property CRE portfolio property type categories are below the identified concentration levels. Credit underwriting standards are periodically reviewed and adjusted based upon observations from our ongoing monitoring of economic conditions in our lending areas. In response to the current interest rate environment, the Company has enhanced stress testing and loan review activities to mitigate interest rate reprice risk with a specific emphasis on borrowers’ abilities to absorb the impact of higher interest rates as loans that were made in a much lower rate environment renew.

The following tables summarize maturity information of our loan portfolio as of June 30, 2026. The tables also present the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

Maturity Distribution and Interest Sensitivity of Loans at June 30, 2026 (dollars in thousands):

Total Loans Held-for-Investment:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
Commercial & Industrial	$429,999	$557,621	$91,687	$8,349	$1,087,656
Municipal	118,403	73,785	151,708	75,174	419,070
Total Commercial	548,402	631,406	243,395	83,523	1,506,726
Agricultural	63,667	16,582	1,537	—	81,786
Real Estate:
Construction & Development	566,157	235,987	246,535	142,403	1,191,082
Farm	13,085	66,166	144,354	120,878	344,483
Non-Owner Occupied CRE	104,028	324,642	315,725	87,534	831,929
Owner Occupied CRE	86,600	360,374	531,184	165,935	1,144,093
Residential	153,665	155,081	828,488	1,184,766	2,322,000
Total Real Estate	923,535	1,142,250	2,066,286	1,701,516	5,833,587
Consumer:
Auto	7,634	741,143	27,656	—	776,433
Non-Auto	32,115	85,076	28,178	3,030	148,399
Total Consumer	39,749	826,219	55,834	3,030	924,832
Total	$1,575,353	$2,616,457	$2,367,052	$1,788,069	$8,346,931
% of Total Loans	18.9%	31.3%	28.4%	21.4%	100.0%

Loans with fixed interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
Commercial & Industrial	$95,871	$302,720	$3,832	$—	$402,423
Municipal	11,180	73,785	92,272	31,385	208,622
Total Commercial	107,051	376,505	96,104	31,385	611,045
Agricultural	4,818	9,632	—	—	14,450
Real Estate:
Construction & Development	262,497	76,089	42,797	14,607	395,990
Farm	7,840	43,556	64,223	13,152	128,771
Non-Owner Occupied CRE	83,379	166,771	23,245	3,806	277,201
Owner Occupied CRE	52,085	179,709	10,507	150	242,451
Residential	121,074	121,765	464,837	244,743	952,419
Total Real Estate	526,875	587,890	605,609	276,458	1,996,832
Consumer:
Auto	7,634	741,143	27,656	—	776,433
Non-Auto	32,091	84,766	27,776	462	145,095
Total Consumer	39,725	825,909	55,432	462	921,528
Total	$678,469	$1,799,936	$757,145	$308,305	$3,543,855
% of Total Loans	8.1%	21.5%	9.1%	3.7%	42.5%

Loans with variable interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
Commercial & Industrial	$334,128	$254,901	$87,855	$8,349	$685,233
Municipal	107,223	—	59,436	43,789	210,448
Total Commercial	441,351	254,901	147,291	52,138	895,681
Agricultural	58,849	6,950	1,537	—	67,336
Real Estate:
Construction & Development	303,660	159,898	203,738	127,796	795,092
Farm	5,245	22,610	80,131	107,726	215,712
Non-Owner Occupied CRE	20,649	157,871	292,480	83,728	554,728
Owner Occupied CRE	34,515	180,665	520,677	165,785	901,642
Residential	32,591	33,316	363,651	940,023	1,369,581
Total Real Estate	396,660	554,360	1,460,677	1,425,058	3,836,755
Consumer:
Auto	—	—	—	—	—
Non-Auto	24	310	402	2,568	3,304
Total Consumer	24	310	402	2,568	3,304
Total	$896,884	$816,521	$1,609,907	$1,479,764	$4,803,076
% of Total Loans	10.8%	9.8%	19.3%	17.7%	57.5%

Of the $4.8 billion of variable interest rate loans shown above, loans totaling $2.4 billion mature or reprice over the next twelve months. Of this amount, approximately $1.8 billion will reprice immediately upon changes in the underlying index rate (primarily U.S. prime rate) with the remaining $598.4 million being subject to floors above or ceilings below the current index.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group, engaged third-parties, as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and foreclosed assets were $67.0 million at June 30, 2026, as compared to $56.5 million at December 31, 2025. As a percent of loans held-for-investment and foreclosed assets, these assets were 0.80% at June 30, 2026 and 0.69% at December 31, 2025. As a percent of total assets, these assets were 0.44% at June 30, 2026, as compared to 0.37% at December 31, 2025, respectively. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at June 30, 2026.

Table 6 – Nonaccrual, Past Due 90 Days or More and Still Accruing, and Foreclosed Assets (dollars in thousands, except percentages):

	June 30,	December 31,
	2026	2025
Nonaccrual loans	$63,310	$55,121
Loans still accruing and past due 90 days or more	958	892
Total nonperforming loans	64,268	56,013
Foreclosed assets	2,770	479
Total nonperforming assets	$67,038	$56,492
As a % of loans held-for-investment and foreclosed assets	0.80%	0.69%
As a % of total assets	0.44	0.37

We record interest payments received on nonaccrual loans as reductions of principal. Prior to the loans being placed on nonaccrual, we recognized interest income on loans of approximately $795 thousand for the year ended December 31, 2025. Such amounts for the 2026 and 2025 interim periods were not significant. If interest on all nonaccrual loans had been recognized on a full accrual basis during the year ended December 31, 2025, such income would have been approximately $5.7 million.

Allowance for Credit Losses. The allowance for credit losses is the amount we determine as of a specific date to be appropriate to absorb current expected credit losses on existing loans. For a discussion of our methodology, see Note 3 to the Consolidated Financial Statements (unaudited).

The provision for loan losses of $3.9 million for the three-months ended June 30, 2026 is combined with the provision for unfunded commitments of $268 thousand and reported in the net aggregate of $4.2 million under the provision for credit losses in the consolidated statements of earnings for the three-months ended June 30, 2026. The provision for loan losses of $6.7 million for the six-months ended June 30, 2026 is combined with the provision reversal for unfunded commitments of $179 thousand and reported in the net aggregate of $6.5 million under the provision for credit losses in the consolidated statements of earnings for the six-months ended June 30, 2026.

The provision for loan losses of $2.4 million for the three-months ended June 30, 2025 is combined with the provision for unfunded commitments of $700 thousand and reported in the net aggregate of $3.1 million under the provision for credit losses in the consolidated statements of earnings for the three-months ended June 30, 2025. The provision for loan losses of $5.4 million for the six-months ended June 30, 2025 is combined with the provision for unfunded commitments of $1.2 million and reported in the net aggregate of $6.7 million under the provision for credit losses in the consolidated statements of earnings for the six-months ended June 30, 2025.

As a percent of average loans, annualized net recoveries were 0.03% for the three-months ended June 30, 2026, as compared to annualized net charge-offs of 0.04% for the three-months ended June 30, 2025. For the six-months ended June 30, 2026 and 2025, annualized net recoveries were 0.01% and annualized net charge-offs of 0.02%, respectively. The allowance for credit losses as a percent of loans held-for-investment was 1.35% as of June 30, 2026, as compared to 1.29% for December 31, 2025.

Table 7 - Loan Loss Experience and Allowance for Credit Losses (dollars in thousands, except percentages):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2026	2025	2026	2025
Allowance for credit losses at period-end	$112,433	$102,792	$112,433	$102,792
Loans held-for-investment at period-end	8,346,931	8,074,944	8,346,931	8,074,944
Average loans for period	8,317,815	8,045,340	8,296,026	7,999,398
Net charge-offs (recoveries)/average loans (annualized)	-0.03%	0.04%	-0.01%	0.02%
Allowance for loan losses/period-end loans held-for-investment	1.35%	1.27%	1.35%	1.27%
Allowance for loan losses/nonaccrual loans, past due 90 days still accruing and restructured loans	174.94%	162.60%	174.94%	162.60%

Interest-Bearing Demand Deposits in Banks. The Company had interest-bearing deposits in banks of $287.0 million at June 30, 2026 compared to $826.9 million at December 31, 2025. At June 30, 2026, interest-bearing deposits in banks included $273.7 million maintained at the Federal Reserve Bank of Dallas and $13.2 million on deposit with the FHLB.

Available-for-Sale Securities. At June 30, 2026, securities with a fair value of $5.7 billion were classified as securities available-for-sale. As compared to December 31, 2025, the available-for-sale portfolio at June 30, 2026 reflected (i) an increase of $229.4 million in mortgage-backed securities, (ii) an increase of $2.5 million in obligations of states and political subdivisions, (iii) a decrease of $60.8 million in U.S. Treasury securities, and (iv) a decrease of $9.3 million in corporate bonds and other securities. Fluctuations in the available-for-sale securities portfolio balances were primarily driven by purchases and calls or maturities, and changes in unrealized losses during the first six-months of 2026. Our mortgage related securities are backed by GNMA, FNMA or FHLMC, or are collateralized by securities backed by these agencies.

See the below table and Note 2 to the Consolidated Financial Statements (unaudited) for additional disclosures relating to the maturities and fair values of the investment portfolio at June 30, 2026 and December 31, 2025.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at June 30, 2026 (dollars in thousands, except percentages):

	Maturing by Contractual Maturity
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$79,562	3.81%	$794,572	2.58%	$469,565	4.69%	$410,194	2.79%	$1,753,893	3.25%
Corporate bonds and other securities	48,379	3.20	43,595	2.00	—	—	—	—	91,974	2.63
Mortgage-backed securities	86,544	3.13	2,018,145	3.32	1,193,884	3.42	531,517	2.45	3,830,090	3.23
Total	$214,485	3.40%	$2,856,312	3.09%	$1,663,449	3.78%	$941,711	2.60%	$5,675,957	3.22%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 21%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. The expected maturities of these securities were computed by using scheduled amortization of balances and historical prepayment rates. Maturities of other securities are reported at the earlier of maturity date or call date.

As of June 30, 2026, the investment portfolio had an overall tax equivalent yield of 3.22%, a weighted average life of 6.3 years and modified duration of 5.3 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $13.1 billion as of June 30, 2026, as compared to $13.3 billion as of December 31, 2025.

Table 9 provides a breakdown of average deposits and rates paid over the three and six-months ended June 30, 2026 and 2025 respectively.

Table 9 - Composition of Average Deposits (dollars in thousands, except percentages):

	For the Three-Months Ended June 30,
	2026		2025
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,445,033	—%	$3,383,851	—%
Interest-bearing deposits:
Interest-bearing checking	4,831,368	1.92	4,558,476	2.15
Savings and money market accounts	3,959,519	1.97	3,468,149	1.99
Time deposits under $250,000	558,933	2.71	557,080	3.06
Time deposits of $250,000 or more	327,040	2.99	340,032	3.35
Total interest-bearing deposits	9,676,860	2.02%	8,923,737	2.19%
Total average deposits	$13,121,893		$12,307,588
Total cost of deposits		1.49%		1.59%

	For the Six-Months Ended June 30,
	2026		2025
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,423,184	—%	$3,325,170	—%
Interest-bearing deposits:
Interest-bearing checking	4,905,412	1.86	4,589,915	2.13
Savings and money market accounts	3,950,864	1.98	3,408,133	1.98
Time deposits under $250,000	559,107	2.75	561,345	3.12
Time deposits of $250,000 or more	334,820	2.97	343,611	3.37
Total interest-bearing deposits	9,750,203	2.00%	8,903,004	2.18%
Total average deposits	$13,173,387		$12,228,174
Total cost of deposits		1.48%		1.59%

The estimated amount of uninsured and uncollateralized deposits including related accrued and unpaid interest is approximately $4.0 billion, or 30.5% of total deposits, as of June 30, 2026.

Borrowings. Included in borrowings were federal funds purchased, advances from the FHLB and other borrowings of $21.8 million and $21.7 million at June 30, 2026 and December 31, 2025, respectively. The average balance of federal funds purchased, advances from the FHLB and other borrowings were $28.5 million and $26.6 million in the second quarters of 2026 and 2025, respectively. The weighted average interest rates paid on these borrowings were 1.76% and 1.93% for the second quarters of 2026 and 2025, respectively. The average balance of federal funds purchased, advances from the FHLB and other borrowings were $25.3 million and $50.4 million in the first half of 2026 and 2025, respectively. The weighted average interest rates paid on these borrowings were 1.59% and 2.76% for the first half of 2026 and 2025, respectively.

Repurchase Agreements. Securities sold under repurchase agreements of $53.7 million and $63.0 million at June 30, 2026, and December 31, 2025, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowings. The average balances of securities sold under repurchase agreements were $60.4 million and $54.5 million for the second quarters of 2026 and 2025, respectively. The average rates paid on securities sold under repurchase agreements were 1.48% and 1.63% for the second quarters of 2026 and 2025, respectively. The average balances of securities sold under repurchase agreements were $61.6 million and $54.2 million for the first half of 2026 and 2025, respectively. The average rates paid on securities sold under repurchase agreements were 1.48% and 1.60% for the first half of 2026 and 2025, respectively

Interest Rate Risk

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

	Percentage change in net interest income:
Change in interest rates:	June 30,	December 31,
(in basis points)	2026	2025
+200	1.49%	3.45%
+100	0.71%	1.83%
-100	(1.30)%	(1.44)%
-200	(2.65)%	(2.86)%

The results for the net interest income simulations as of June 30, 2026 and December 31, 2025 resulted in an asset sensitive position. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability management committee oversees and monitors this risk.

The fair value of our investment securities classified as available-for-sale totaled $5.7 billion at June 30, 2026. During the six months ended June 30, 2026, the corresponding unrealized loss before taxes of $342.0 million at December 31, 2025, changed to an unrealized loss before taxes of $354.4 million at June 30, 2026, which is recorded net of taxes in accumulated other comprehensive earnings (loss) in shareholders' equity. The unrealized gains or losses, net of taxes, on the portfolio are excluded from the calculation of all regulatory capital ratios. The changes in the fair value were driven by changes in interest rates based on expected actions by the Federal Reserve Board and other market conditions. The overall valuation of the portfolio is most correlated to the 5-year U.S. Treasury rates based on the composition and duration of the portfolio. At June 30, 2026, the 5-year U.S. Treasury rate was 4.19% compared to 3.72% at December 31, 2025, representing a 47 basis point increase during the first six months of 2026. As of June 30, 2026, an increase of 100 basis points in the 5-year U.S. Treasury rate would result in an increase to unrealized losses by approximately $260 million before taxes, while a 100 basis point decrease in the same rate would result in a decrease to unrealized losses by approximately $220 million before taxes. Management does not have the intent to sell impaired available-for-sale securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before the fair value recovers, which may be maturity.

Capital and Liquidity

Capital. We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $2.0 billion, or 13.0% of total assets at June 30, 2026, as compared to $1.9 billion, or 12.4% of total assets at December 31, 2025. Included in shareholders' equity at June 30, 2026 and December 31, 2025 were $279.7 million and $269.9 million, respectively, in unrealized losses on investment securities available-for-sale, net of related income taxes, although such amount is excluded from and does not impact regulatory capital. For the second quarter of 2026, total shareholders' equity averaged $2.0 billion, or 12.8% of average assets, as compared to $1.7 billion, or 11.9% of average assets, during the same period in 2025. For the first six months of 2026, total shareholders' equity averaged $2.0 billion, or 12.8% of average assets, as compared to $1.7 billion or 11.8% of average assets, during the same period in 2025.

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

As of June 30, 2026 and December 31, 2025, we had a total risk-based capital ratio of 21.62% and 21.17%, a Tier 1 capital to risk-weighted assets ratio of 20.40% and 19.99%, and a common equity Tier 1 to risk-weighted assets ratio of 20.40% and 19.99%, and a Tier 1 leverage ratio of 12.88% and 12.55%, respectively. The regulatory capital ratios as of June 30, 2026 and December 31, 2025 were calculated under Basel III rules.

The regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of June 30, 2026:	Amount	Ratio	Amount	Ratio	Amount	Ratio
First Financial Bankshares, Inc. (Consolidated)
Total Capital to Risk-Weighted Assets:	$2,096,534	21.62%	$1,018,127	10.50%	$969,645	10.00%
Tier 1 Capital to Risk-Weighted Assets:	$1,977,892	20.40%	$824,198	8.50%	$581,787	6.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:	$1,977,892	20.40%	$678,751	7.00%	$—	N/A
Leverage Ratio:	$1,977,892	12.88%	$387,858	4.00%	$—	N/A
First Financial Bank
Total Capital to Risk-Weighted Assets:	$1,892,486	19.59%	$1,014,436	10.50%	$966,130	10.00%
Tier 1 Capital to Risk-Weighted Assets:	$1,773,845	18.36%	$821,210	8.50%	$772,904	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:	$1,773,845	18.36%	$676,291	7.00%	$627,984	6.50%
Leverage Ratio:	$1,773,845	11.61%	$386,452	4.00%	$483,065	5.00%

	Actual		Minimum Capital Required Basel III		Required to be Considered Well- Capitalized
As of December 31, 2025:	Amount	Ratio	Amount	Ratio	Amount	Ratio
First Financial Bankshares, Inc. (Consolidated)
Total Capital to Risk-Weighted Assets:	$2,000,262	21.17%	$991,973	10.50%	$944,736	10.00%
Tier 1 Capital to Risk-Weighted Assets:	$1,888,339	19.99%	$803,026	8.50%	$566,842	6.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:	$1,888,339	19.99%	$661,315	7.00%	$—	N/A
Leverage Ratio:	$1,888,339	12.55%	$377,894	4.00%	$—	N/A
First Financial Bank
Total Capital to Risk-Weighted Assets:	$1,823,770	19.36%	$989,005	10.50%	$941,909	10.00%
Tier 1 Capital to Risk-Weighted Assets:	$1,711,847	18.17%	$800,623	8.50%	$753,527	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:	$1,711,847	18.17%	$659,336	7.00%	$612,241	6.50%
Leverage Ratio:	$1,711,847	11.43%	$376,764	4.00%	$470,955	5.00%

In connection with the adoption of the Basel III regulatory capital framework, our subsidiary bank made the election to continue to exclude accumulated other comprehensive income from available-for-sale securities (“AOCI”) from capital in connection with its quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

Liquidity. Liquidity management involves our ability to convert assets to cash to meet our current and future obligations to customers at any time. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable, or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and other borrowings (see below) and an unfunded $50 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2027 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $175 million. At June 30, 2026, there were no amounts drawn on these lines of credit. Our subsidiary bank also has (i) an available line of credit with the FHLB totaling $2.3 billion at June 30, 2026, secured by portions of our loan portfolio and certain investment securities, and (ii) access to approximately $1.6 billion at the Federal Reserve Bank of Dallas Discount Window lending program secured by portions of certain investment securities and portions of our loan portfolio. At June 30, 2026, there was $668.0 million used on the FHLB line advance for undisbursed commitments (letters of credit) used to secure public funds.

The Company renewed and amended its loan agreement, effective June 30, 2025, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $50 million on a revolving line of credit. Prior to June 30, 2027, interest is paid quarterly at the U.S. prime rate as quoted in the Money Rates section of The Wall Street Journal, and the line of credit matures
June 30, 2027. If a balance exists at July 1, 2027, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at the U.S. prime rate as quoted in the Money Rates section of The Wall Street Journal. The line of credit is unsecured. Among other provisions in the Loan Agreement, the Company must satisfy certain financial covenants during the term of the Loan Agreement, including without limitation, covenants that require the Company to maintain certain capital, profitability, loan loss reserve, non-performing asset and debt service coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 36% (low) in 2021 and 2020 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at June 30, 2026. There was no outstanding balance under the line of credit as of June 30, 2026.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $162.7 million at June 30, 2026, investment securities which totaled $1.1 million at June 30, 2026 and mature over 4 to 5 years, available dividends from our subsidiaries which totaled $360.0 million at June 30, 2026, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of June 30, 2026, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. We are monitoring closely the impact to the financial system due to the past failures of several banks. Given the diversified core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

Off-Balance Sheet (“OBS”)/Reserve for Unfunded Commitments. We are a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our consolidated balance sheets. At June 30, 2026, the Company’s reserve for unfunded commitments totaled $6.2 million which is recorded in other liabilities.

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

Table 10 – Commitments as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	Total Notional Amounts Committed
	June 30,	December 31,
	2026	2025
Unfunded lines of credit	$1,185,290	$1,099,205
Unfunded commitments to extend credit	633,472	638,136
Standby letters of credit	71,772	54,760
Total commercial commitments	$1,890,534	$1,792,101

We believe we have no other OBS arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected in the financial statements. The above table does not include balances related to the Company’s forward mortgage-backed security trades. At June 30, 2026 and December 31, 2025, these credit exposures for mortgage loans sold with recourse approximated $29.8 million and $25.5 million, respectively. Total commercial commitments were $1.9 billion at June 30, 2026, compared to $1.8 billion at December 31, 2025.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At June 30, 2026, $360.0 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $84.5 million and $52.5 million for the six-months ended June 30, 2026 and 2025, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% to 50% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 41.00% and 41.39% of net earnings for the first six months of 2026 and 2025, respectively. Given our current capital position, projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

Item 4. Controls and Procedures.

As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

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

FIRST FINANCIAL BANKSHARES, INC.
Date: August 4, 2026	By:	/s/ David W. Bailey
David W. Bailey
President and Chief Executive Officer

Date: August 4, 2026	By:	/s/ Michelle S. Hickox
Michelle S. Hickox
Executive Vice President and Chief Financial Officer