Form 10-Q
period 2026-09-30
FIRST FINANCIAL BANKSHARES INC
filed 2026-11-05
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 5, 2026
Common Stock, $0.01 par value per share	143,160,889

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. and Subsidiaries (the “Company” or “we”) at September 30, 2026 (unaudited), and December 31, 2025, and the consolidated statements of earnings, comprehensive earnings (loss) and shareholders’ equity for the three and nine-months ended September 30, 2026 and 2025 (unaudited), and the consolidated statements of cash flows for the nine-months ended September 30, 2026 and 2025 (unaudited), and notes to consolidated financial statements (unaudited), follow on pages 4 through 30.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$178,819	$249,466
FEDERAL FUNDS SOLD	2,875	1,575
INTEREST-BEARING DEMAND DEPOSITS IN BANKS	292,778	826,947
Total cash and cash equivalents	474,472	1,077,988
SECURITIES AVAILABLE-FOR-SALE, at fair value (amortized cost of these securities was $6,008,310 and $5,856,138 as of September 30, 2026 and December 31, 2025, respectively)	5,388,083	5,514,113
LOANS:
Held-for-investment	8,538,788	8,158,276
Less—allowance for credit losses	(113,892)	(105,536)
Net loans held-for-investment	8,424,896	8,052,740
Held-for-sale ($21,100 and $25,431 at fair value at September 30, 2026 and December 31, 2025, respectively)	25,521	29,992
BANK PREMISES AND EQUIPMENT, net	158,822	149,985
INTANGIBLE ASSETS, net	313,524	313,652
OTHER ASSETS	377,549	308,006
Total assets	$15,162,867	$15,446,476
LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$3,545,829	$3,401,057
INTEREST-BEARING DEPOSITS	9,602,314	9,944,472
Total deposits	13,148,143	13,345,529
DIVIDENDS PAYABLE	31,596	27,223
REPURCHASE AGREEMENTS	43,088	62,956
BORROWINGS	21,854	21,680
OTHER LIABILITIES	85,626	71,771
Total liabilities	13,330,307	13,529,159
SHAREHOLDERS’ EQUITY:
COMMON STOCK — $0.01 par value, authorized 200,000,000 shares; 143,397,258 and 143,213,102 shares issued at September 30, 2026 and December 31, 2025, respectively	1,434	1,432
CAPITAL SURPLUS	707,150	699,631
RETAINED EARNINGS	1,613,528	1,486,194
TREASURY STOCK (shares at cost: 946,478 and 936,268 at September 30, 2026 and December 31, 2025, respectively)	(15,263)	(14,274)
DEFERRED COMPENSATION	15,263	14,274
ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS), net	(489,552)	(269,940)
Total shareholders’ equity	1,832,560	1,917,317
Total liabilities and shareholders’ equity	$15,162,867	$15,446,476

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS—(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2026	2025	2026	2025
INTEREST INCOME:
Interest and fees on loans	$140,955	$140,441	$414,173	$406,145
Interest on investment securities:
Taxable	35,024	26,539	100,973	76,815
Exempt from federal income tax	10,230	10,196	32,602	26,567
Interest on federal funds sold and interest-bearing demand deposits in banks	2,836	2,516	10,202	10,085
Total interest income	189,045	179,692	557,950	519,612
INTEREST EXPENSE:
Interest on deposits	50,252	52,009	146,800	148,289
Interest on repurchase agreements and borrowings	286	682	938	1,803
Total interest expense	50,538	52,691	147,738	150,092
Net interest income	138,507	127,001	410,212	369,520
PROVISION FOR CREDIT LOSSES	2,034	24,435	8,508	31,095
Net interest income after provision for credit losses	136,473	102,566	401,704	338,425
NONINTEREST INCOME:
Wealth Management fees	14,492	12,950	41,815	38,349
Service charges on deposit accounts	6,693	6,447	19,033	18,749
Debit card fees	5,953	5,333	16,782	15,519
Credit card fees	721	699	2,106	1,983
Gain on sale and fees on mortgage loans	4,175	4,375	13,131	11,333
Net loss on sale of available-for-sale securities	(9)	—	(9)	—
Net (loss) gain on sale of foreclosed assets	(2)	(122)	(77)	43
Net (loss) gain on sale of other assets	(1)	—	(375)	6
Other noninterest income	3,613	4,582	11,169	11,384
Total noninterest income	35,635	34,264	103,575	97,366
NONINTEREST EXPENSE:
Salaries, commissions and employee benefits	47,809	42,605	143,451	127,322
Net occupancy expense	3,837	3,545	11,195	10,865
Equipment expense	2,306	2,395	6,633	7,194
FDIC insurance premiums	1,709	1,635	5,036	4,795
Debit card expense	3,029	3,512	9,180	10,193
Professional and service fees	3,959	3,000	11,026	8,381
Printing, stationery and supplies	490	456	1,405	1,411
Operational and other losses	1,333	1,957	3,134	3,217
Software amortization and expense	5,067	4,280	14,714	12,032
Amortization of intangible assets	42	86	128	266
Other noninterest expense	11,471	10,195	33,024	30,060
Total noninterest expense	81,052	73,666	238,926	215,736
EARNINGS BEFORE INCOME TAXES	91,056	63,164	266,353	220,055
INCOME TAX EXPENSE	16,748	10,897	48,608	39,785
NET EARNINGS	$74,308	$52,267	$217,745	$180,270
NET EARNINGS PER SHARE, BASIC	$0.52	$0.37	$1.52	$1.26
NET EARNINGS PER SHARE, DILUTED	$0.52	$0.36	$1.51	$1.26
DIVIDENDS PER SHARE	$0.22	$0.19	$0.63	$0.56

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) —(UNAUDITED)

(Dollars in thousands)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2026	2025	2026	2025
NET EARNINGS	$74,308	$52,267	$217,745	$180,270
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Unrealized gain (loss) on investment securities available-for-sale:
Unrealized holding gain (loss) arising during the period	(265,689)	82,122	(277,999)	146,468
Reclassification for realized losses through the sale of securities	9	—	9	—
Other comprehensive (loss) income on securities, before tax	(265,680)	82,122	(277,990)	146,468
Income tax benefit (expense) related to:
Change in unrealized loss on investment securities available-for-sale	55,795	(17,245)	58,380	(30,758)
Reclassification adjustment for realized losses on investment securities included in net earnings	(2)	—	(2)	—
Total income tax benefit (expense)	55,793	(17,245)	58,378	(30,758)
Other comprehensive income (loss), net of tax	(209,887)	64,877	(219,612)	115,710
TOTAL COMPREHENSIVE EARNINGS (LOSS)	$(135,579)	$117,144	$(1,867)	$295,980

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive Earnings	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Loss)	Equity
Balances at June 30, 2025	143,077,619	$1,431	$694,273	$1,415,104	(929,782)	$(13,594)	$13,594	$(373,456)	$1,737,352
Net earnings	—	—	—	52,267	—	—	—	—	52,267
Stock option exercises/ stock unit conversions/ restricted stock activity	110,432	1	1,435	—	—	—	—	—	1,436
Cash dividends declared, $0.19 per share	—	—	—	(27,264)	—	—	—	—	(27,264)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	64,877	64,877
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(1,114)	(390)	390	—	—
Stock-based compensation expense	—	—	1,600	—	—	—	—	—	1,600
Balances at September 30, 2025	143,188,051	$1,432	$697,308	$1,440,107	(930,896)	$(13,984)	$13,984	$(308,579)	$1,830,268
Balances at June 30, 2026	143,319,824	$1,433	$704,302	$1,570,817	(943,775)	$(14,947)	$14,947	$(279,665)	$1,996,887
Net earnings	—	—	—	74,308	—	—	—	—	74,308
Stock option exercises/ stock unit conversions/ restricted stock activity	77,434	1	837	—	—	—	—	—	838
Cash dividends declared, $0.22 per share	—	—	—	(31,597)	—	—	—	—	(31,597)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(209,887)	(209,887)
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(2,703)	(316)	316	—	—
Stock-based compensation expense	—	—	2,011	—	—	—	—	—	2,011
Balances at September 30, 2026	143,397,258	$1,434	$707,150	$1,613,528	(946,478)	$(15,263)	$15,263	$(489,552)	$1,832,560

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive Earnings	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Loss)	Equity
Balances at December 31, 2024	142,944,704	$1,429	$689,338	$1,340,082	(929,735)	$(12,905)	$12,905	$(424,289)	$1,606,560
Net earnings	—	—	—	180,270	—	—	—	—	180,270
Stock option exercises/ stock unit conversions/ restricted stock activity	243,347	3	2,912	—	—	—	—	—	2,915
Cash dividends declared, $0.56 per share	—	—	—	(80,245)	—	—	—	—	(80,245)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	115,710	115,710
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(1,161)	(1,079)	1,079	—	—
Stock-based compensation expense	—	—	5,058	—	—	—	—	—	5,058
Balances at September 30, 2025	143,188,051	$1,432	$697,308	$1,440,107	(930,896)	$(13,984)	$13,984	$(308,579)	$1,830,268
Balances at December 31, 2025	143,213,102	$1,432	$699,631	$1,486,194	(936,268)	$(14,274)	$14,274	$(269,940)	$1,917,317
Net earnings	—	—	—	217,745	—	—	—	—	217,745
Stock option exercises/ stock unit conversions/ restricted stock activity	184,156	2	1,609	—	—	—	—	—	1,611
Cash dividends declared, $0.63 per share	—	—	—	(90,411)	—	—	—	—	(90,411)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(219,612)	(219,612)
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(10,210)	(989)	989	—	—
Stock-based compensation expense	—	—	5,910	—	—	—	—	—	5,910
Balances at September 30, 2026	143,397,258	$1,434	$707,150	$1,613,528	(946,478)	$(15,263)	$15,263	$(489,552)	$1,832,560

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)

(Dollars in thousands)

	Nine-Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$217,745	$180,270
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,610	10,331
Provision for credit losses	8,508	31,095
Securities premium amortization, net	24,693	29,107
Loss (gain) on sale of foreclosed and other assets	461	(49)
Deferred federal income tax expense	1,971	11,684
Stock-based compensation	5,910	5,058
Net tax benefit from stock-based compensation	475	335
Change in loans held-for-sale	4,471	(17,210)
Change in other assets	(482)	(39,796)
Change in other liabilities	3,919	13,735
Total adjustments	60,536	44,290
Net cash provided by operating activities	278,281	224,560
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	10,064,614	5,564,259
Proceeds from sales	121,284	—
Purchases	(10,362,772)	(6,089,825)
Net increase in loans held-for-investment	(384,433)	(352,179)
Purchases of bank premises, equipment and software	(19,272)	(7,475)
Proceeds from sale of bank premises, equipment, and other assets	289	1,206
Net cash used in investing activities	(580,290)	(884,014)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	144,772	98,221
Net (decrease) increase in interest-bearing deposits	(342,158)	648,853
Net repayments of repurchase agreements and other borrowings	(19,694)	(124,417)
Common stock transactions:
Proceeds from stock option exercises/stock unit conversions/restricted stock activity	1,611	2,915
Dividends paid	(86,038)	(78,735)
Net cash (used in) provided by financing activities	(301,507)	546,837
NET DECREASE IN CASH AND CASH EQUIVALENTS	(603,516)	(112,617)
CASH AND CASH EQUIVALENTS, beginning of period	1,077,988	763,413
CASH AND CASH EQUIVALENTS, end of period	$474,472	$650,796
SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$147,937	$150,942
Federal income taxes paid	41,889	45,473
Schedule of noncash investing and financing activities:
Increase in capital commitments relating to low-income housing project investments	$10,000	$—
Loans transferred to other real estate owned, net	3,230	2,215

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

First Financial Bankshares, Inc., a Texas corporation (“Bankshares,” “Company,” “we” or “us”), is a financial holding company which owns all of the capital stock of First Financial Bank, which had 80 locations located in Texas as of September 30, 2026. The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market areas in which First Financial Bank is located. In addition, the Company also owns First Financial Trust & Asset Management Company dba First Financial Wealth Management, First Financial Insurance Agency, Inc. (inactive), First Technology Services, Inc., FFB Investment Paris Fund, LLC, and FFB Portfolio Management, Inc.

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

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three and nine-months ended September 30, 2026 are not necessarily indicative of results that may be expected for the full year ending December 31, 2026. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

Stock Repurchase

On July 28, 2026, the Company's Board of Directors renewed and increased the size of the authorization to repurchase up to 7,200,000 common shares through July 31, 2027. The prior authorization to repurchase up to 5,000,000 common shares had been in place since July 27, 2021. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and shareholders. Any repurchase of stock will be made through the open market, block trades, or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. There were no repurchases during 2025 or through September 30, 2026.

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

Per Share Data

Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. The Company calculates dilutive EPS assuming all outstanding stock options to purchase common shares and unvested restricted stock shares and units have been exercised and/or vested at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is determined by application of the treasury stock method, whereby the proceeds from the exercised options and unearned compensation for both restricted stock and stock options are assumed to be used to purchase common shares at the average market price during the respective period. There were 925,000 and 873,000 anti-dilutive shares for the three and nine-months ended September 30, 2026. There were 474,000 and 401,000 anti-dilutive shares for the three and nine-months ended September 30, 2025 respectively, that were excluded from the computation of EPS.

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the three-months ended September 30, 2026:
Net earnings per share, basic	$74,308	143,336,014	$0.52
Effect of stock options and stock grants	—	390,653	—
Net earnings per share, diluted	$74,308	143,726,667	$0.52
For the three-months ended September 30, 2025:
Net earnings per share, basic	$52,267	143,105,224	$0.37
Effect of stock options and stock grants	—	368,945	(0.01)
Net earnings per share, diluted	$52,267	143,474,169	$0.36

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the nine-months ended September 30, 2026:
Net earnings per share, basic	$217,745	143,276,199	$1.52
Effect of stock options and stock grants	—	465,795	(0.01)
Net earnings per share, diluted	$217,745	143,741,994	$1.51
For the nine-months ended September 30, 2025:
Net earnings per share, basic	$180,270	143,026,664	$1.26
Effect of stock options and stock grants	—	395,870	—
Net earnings per share, diluted	$180,270	143,422,534	$1.26

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

ASU 2025-08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans.” ASU 2025-08 amends the guidance on the accounting for certain purchased loans. The new guidance makes significant changes to the accounting for certain acquired seasoned loans subject to the current expected credit loss model. The amendments in ASU 2025-08 apply prospectively and will be effective for the Company beginning January 1, 2027, with early adoption permitted, and is not expected to have a significant impact on the Company’s financial statements.

ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” ASU 2025-11 is intended to provide clarity about the current interim reporting requirements, provides a list of the interim disclosures required by all other Codification topics and establishes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 will be effective for the Company beginning January 1, 2028, with early adoption permitted, and is not expected to have a significant impact on the Company’s financial statements.

Note 2 - Securities

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses and the fair value of available-for-sale securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost Basis	Holding Gains	Holding Losses	Fair Value
September 30, 2026
Securities available-for-sale:
Obligations of states and political subdivisions	$1,677,528	$67	$(203,380)	$1,474,215
Residential mortgage-backed securities	2,910,001	298	(374,747)	2,535,552
Commercial mortgage-backed securities	1,315,365	10	(38,535)	1,276,840
Corporate bonds and other	105,416	—	(3,940)	101,476
	$6,008,310	$375	$(620,602)	$5,388,083
December 31, 2025
Securities available-for-sale:
U.S. Treasury securities	$61,136	$1	$(324)	$60,813
Obligations of states and political subdivisions	1,851,327	13,943	(113,897)	1,751,373
Residential mortgage-backed securities	2,856,717	7,768	(253,075)	2,611,410
Commercial mortgage-backed securities	982,567	9,801	(3,130)	989,238
Corporate bonds and other	104,391	23	(3,135)	101,279
	$5,856,138	$31,536	$(373,561)	$5,514,113

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at September 30, 2026, and December 31, 2025, were computed by using scheduled amortization of balances and historical prepayment rates.

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2026, by contractual and expected maturity, are shown below (dollars in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due within one year	$165,177	$163,650
Due after one year through five years	2,440,721	2,275,990
Due after five years through ten years	2,003,706	1,771,947
Due after ten years	1,398,706	1,176,496
Total	$6,008,310	$5,388,083

The following table discloses as of September 30, 2026, and December 31, 2025, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2026
Securities available-for-sale
Obligations of states and political subdivisions	$316,112	$(12,026)	$1,155,998	$(191,354)	$1,472,110	$(203,380)
Residential mortgage-backed securities	837,997	(44,815)	1,628,589	(329,932)	2,466,586	(374,747)
Commercial mortgage-backed securities	1,098,384	(36,012)	158,540	(2,523)	1,256,924	(38,535)
Corporate bonds and other	14,851	(92)	47,268	(3,848)	62,119	(3,940)
Total	$2,267,344	$(92,945)	$2,990,395	$(527,657)	$5,257,739	$(620,602)
December 31, 2025
Securities available-for-sale
U.S. Treasury securities	$—	$—	$59,815	$(324)	$59,815	$(324)
Obligations of states and political subdivisions	6,245	(387)	1,363,145	(113,510)	1,369,390	(113,897)
Residential mortgage-backed securities	63,311	(120)	1,996,200	(252,955)	2,059,511	(253,075)
Commercial mortgage-backed securities	188,241	(599)	152,452	(2,531)	340,693	(3,130)
Corporate bonds and other	4,987	(1)	63,382	(3,134)	68,369	(3,135)
Total	$262,784	$(1,107)	$3,634,994	$(372,454)	$3,897,778	$(373,561)

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

The number of investments in an unrealized loss position totaled 885 at September 30, 2026. As of September 30, 2026 and December 31, 2025, no allowance for credit losses has been recognized on available-for-sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available-for-sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. In addition, a portion of our investments are guaranteed by the U.S. Government, Treasury, or municipalities. Management does not have the intent to sell securities classified as available-for-sale in the table above and believes that it is more likely than not that we will not have to sell such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. At September 30, 2026, 70.0% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 55.7% are guaranteed by the Texas Permanent School Fund.

Securities, carried at approximately $3,058,894,000 on September 30, 2026, were pledged as collateral for public or trust fund deposits, repurchase agreements, borrowings and for other purposes required or permitted by law.

During the three and nine-months ended September 30, 2026, the Company had sales of available-for-sale securities totaling $121,284,000 and recognized gross gains of $2,511,000 and gross losses of $2,520,000 on sales and calls. There were no sales of investment securities that were classified as available-for-sale during the three and nine-months ended September 30, 2025.

The specific identification method was used to determine cost in order to compute the realized gains and losses.

Note 3 – Loans Held-for-Investment and Allowance for Credit Losses

For the periods ended September 30, 2026 and December 31, 2025, the following tables outline the Company’s loan portfolio by the ten portfolio segments where applicable.

Loans held-for-investment by portfolio segment are as follows (dollars in thousands):

	September 30,	December 31,
	2026	2025
Commercial:
Commercial & Industrial	$1,164,597	$1,116,461
Municipal	444,341	342,501
Total Commercial	1,608,938	1,458,962
Agricultural	79,796	95,776
Real Estate:
Construction & Development	1,089,540	1,157,865
Farm	349,484	327,625
Non-Owner Occupied CRE	919,847	832,816
Owner Occupied CRE	1,161,530	1,120,608
Residential	2,358,106	2,285,830
Total Real Estate	5,878,507	5,724,744
Consumer:
Auto	817,771	732,351
Non-Auto	153,776	146,443
Total Consumer	971,547	878,794
Total Loans	8,538,788	8,158,276
Less: Allowance for credit losses	(113,892)	(105,536)
Loans, net	$8,424,896	$8,052,740

Outstanding loan balances at September 30, 2026 and December 31, 2025, are net of unearned income, including net deferred loan fees.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (“FHLB”) and the Federal Reserve Discount Window to provide liquidity and to secure certain uninsured municipal deposits. At September 30, 2026, these available lines of credit were $2,277,461,000 and $1,764,497,000, respectively. At September 30, 2026, there was $678,000,000 used on the FHLB line for undisbursed commitments (letters of credit) used to secure public funds. At September 30, 2026, there were no borrowings from the Federal Reserve Discount Window. At September 30, 2026, $7,420,751,000 in loans held by our bank subsidiary were subject to blanket liens as security for these lines of credits.

The Company had $60,454,000 and $56,492,000 in nonaccrual, past due 90 days or more and still accruing, and foreclosed assets at September 30, 2026 and December 31, 2025, respectively.

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of September 30, 2026, and December 31, 2025:

	September 30, 2026			December 31, 2025
(Dollars in thousands)	Non-accrual	Non-accrual loans without a specific ACL	Accruing loans past due more than 90 days	Non-accrual	Non-accrual loans without a specific ACL	Accruing loans past due more than 90 days
Commercial:
Commercial & Industrial	$5,299	$2,240	$16	$3,639	$110	$—
Municipal	—	—	—	17	—	—
Agricultural	913	243	—	1,622	274	—
Real Estate:
Construction & Development	2,342	504	—	2,644	—	404
Farm	2,780	2,458	—	2,066	1,858	—
Non-Owner Occupied CRE	3,601	2,090	—	2,874	1,243	—
Owner Occupied CRE	21,394	13,858	—	26,606	15,939	488
Residential	19,982	6,481	—	14,558	4,827	—
Consumer:
Auto	667	3	3	871	—	—
Non-Auto	180	—	—	224	—	—
Total Loans	$57,158	$27,877	$19	$55,121	$24,251	$892

No significant additional funds are committed to be advanced in connection with nonaccrual loans as of September 30, 2026.

At September 30, 2026 and December 31, 2025, the Company’s past due loans are as follows (dollars in thousands):

September 30, 2026	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
Commercial:
Commercial & Industrial	$3,243	$1,881	$3,527	$8,651	$1,155,946	$1,164,597
Municipal	359	—	—	359	443,982	444,341
Agricultural	127	382	240	749	79,047	79,796
Real Estate:
Construction & Development	8,968	745	1,295	11,008	1,078,532	1,089,540
Farm	260	—	—	260	349,224	349,484
Non-Owner Occupied CRE	2,468	812	—	3,280	916,567	919,847
Owner Occupied CRE	807	14,131	6,978	21,916	1,139,614	1,161,530
Residential	23,533	5,276	4,333	33,142	2,324,964	2,358,106
Consumer:
Auto	605	162	17	784	816,987	817,771
Non-Auto	966	90	—	1,056	152,720	153,776
Total	$41,336	$23,479	$16,390	$81,205	$8,457,583	$8,538,788

December 31, 2025	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
Commercial:
Commercial & Industrial	$3,760	$850	$876	$5,486	$1,110,975	$1,116,461
Municipal	1,471	17	—	1,488	341,013	342,501
Agricultural	426	—	739	1,165	94,611	95,776
Real Estate:
Construction & Development	10,656	605	544	11,805	1,146,060	1,157,865
Farm	915	126	789	1,830	325,795	327,625
Non-Owner Occupied CRE	1,489	—	—	1,489	831,327	832,816
Owner Occupied CRE	9,582	13,631	1,536	24,749	1,095,859	1,120,608
Residential	21,505	3,493	3,340	28,338	2,257,492	2,285,830
Consumer:
Auto	1,161	92	—	1,253	731,098	732,351
Non-Auto	362	27	46	435	146,008	146,443
Total	$51,327	$18,841	$7,870	$78,038	$8,080,238	$8,158,276

* The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

A loan is considered to be collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At September 30, 2026 and December 31, 2025, the Company had $2,240,000 and $110,000 in collateral-dependent commercial loans, collateralized by business assets, and $25,391,000 and $23,867,000 in collateral dependent commercial real estate loans, collateralized by real estate, respectively.

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures.

The ACL on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. These obligations include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. The Company’s reserve for unfunded commitments totaled $5,848,000 and $6,387,000 at September 30, 2026 and December 31, 2025, respectively. The allowance is reported as a component of other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of the provision for credit loss expense. As of September 30, 2026, the Company had $1,825,954,000 in off-balance sheet commitments.

Summary information on the allowance for credit losses for the three-months ended September 30, 2026 and 2025, are outlined by portfolio segment in the following tables:

(Dollars in thousands)	Beginning balance	Provision for credit losses(1)	Charge-offs	Recoveries	Ending balance
Three-Months Ended September 30, 2026
Commercial:
Commercial & Industrial	$19,679	$1,976	$(986)	$612	$21,281
Municipal	282	190	—	—	472
Agricultural	174	(142)	(32)	75	75
Real Estate:
Construction & Development	17,815	(2,764)	—	14	15,065
Farm	2,370	227	—	—	2,597
Non-Owner Occupied CRE	13,436	1,397	—	14	14,847
Owner Occupied CRE	23,130	(353)	—	3	22,780
Residential	33,003	1,297	(148)	15	34,167
Consumer:
Auto	1,977	423	(368)	14	2,046
Non-Auto	567	143	(206)	58	562
Total	$112,433	$2,394	$(1,740)	$805	$113,892

Three-Months Ended September 30, 2025
Commercial:
Commercial & Industrial	$17,874	$18,051	$(17,696)	$108	$18,337
Municipal	361	(23)	—	—	338
Agricultural	937	(2)	—	—	935
Real Estate:
Construction & Development	22,047	881	—	4	22,932
Farm	2,784	(94)	—	—	2,690
Non-Owner Occupied CRE	14,008	1,175	—	14	15,197
Owner Occupied CRE	21,258	4,371	(4,230)	5	21,404
Residential	21,477	713	(163)	35	22,062
Consumer:
Auto	1,546	333	(384)	103	1,598
Non-Auto	500	101	(139)	3	465
Total	$102,792	$25,506	$(22,612)	$272	$105,958

(1) For the three-months ended September 30, 2026 and 2025, the provision for credit losses of $2,034,000 and $24,435,000, respectively, on the consolidated statements of earnings includes a provision for credit losses on loans of $2,394,000 and $25,506,000, respectively, and a provision reversal for off-balance sheet unfunded commitments of $360,000 and $1,072,000, respectively.

Summary information on the allowance for credit losses for the nine-months ended September 30, 2026 and 2025, is outlined by portfolio segment in the following table:

(Dollars in thousands)	Beginning balance	Provision for credit losses(1)	Charge-offs	Recoveries	Ending balance
Nine-Months Ended September 30, 2026
Commercial:
Commercial & Industrial	$17,696	$3,645	$(1,532)	$1,472	$21,281
Municipal	135	337	—	—	472
Agricultural	325	(288)	(78)	116	75
Real Estate:
Construction & Development	17,000	(1,898)	(51)	14	15,065
Farm	2,577	20	—	—	2,597
Non-Owner Occupied CRE	14,561	244	—	42	14,847
Owner Occupied CRE	25,368	(3,445)	(150)	1,007	22,780
Residential	25,614	9,146	(652)	59	34,167
Consumer:
Auto	1,598	1,078	(886)	256	2,046
Non-Auto	662	208	(526)	218	562
Total	$105,536	$9,047	$(3,875)	$3,184	$113,892

Nine-Months Ended September 30, 2025
Commercial:
Commercial & Industrial	$15,436	$20,707	$(18,107)	$301	$18,337
Municipal	200	138	—	—	338
Agricultural	1,653	(792)	—	74	935
Real Estate:
Construction & Development	19,861	3,105	(40)	6	22,932
Farm	2,871	(182)	—	1	2,690
Non-Owner Occupied CRE	14,664	761	(250)	22	15,197
Owner Occupied CRE	21,413	4,084	(4,405)	312	21,404
Residential	20,488	2,081	(567)	60	22,062
Consumer:
Auto	1,186	982	(1,000)	430	1,598
Non-Auto	553	45	(378)	245	465
Total	$98,325	$30,929	$(24,747)	$1,451	$105,958

(1) For the nine-months ended September 30, 2026 and 2025, the provision for credit losses of $8,508,000 and $31,095,000, respectively, on the consolidated statements of earnings includes a provision for credit losses on loans of $9,047,000 and $30,929,000, respectively, and a provision reversal for off-balance sheet unfunded commitments of $539,000 and provision for off-balance sheet unfunded commitments of $165,000, respectively.

The Company’s loans that are individually evaluated for credit losses (both collateral and non-collateral dependent) and their related allowances as of September 30, 2026 and December 31, 2025, are summarized in the following tables by loan segment (dollars in thousands):

September 30, 2026	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
Commercial & Industrial	$2,240	$3,059	$48,962	$54,261	$2,271	$9,841	$12,112
Municipal	—	—	9,643	9,643	—	308	308
Agricultural	243	670	820	1,733	30	44	74
Real Estate:
Construction & Development	504	1,838	19,061	21,403	174	1,762	1,936
Farm	2,458	322	2,658	5,438	29	465	494
Non-Owner Occupied CRE	2,090	1,511	32,956	36,557	347	2,543	2,890
Owner Occupied CRE	13,858	7,536	45,144	66,538	1,968	4,181	6,149
Residential	6,481	13,501	75,755	95,737	2,290	12,187	14,477
Consumer:
Auto	3	664	1,755	2,422	2	4	6
Non-Auto	—	180	573	753	1	2	3
Total	$27,877	$29,281	$237,327	$294,485	$7,112	$31,337	$38,449

December 31, 2025	Collateral Dependent Loans Individually Evaluated for Credit Losses Without an Allowance	Collateral Dependent Loans Individually Evaluated for Credit Losses With an Allowance	Non-Collateral Dependent Loans Individually Evaluated for Credit Losses	Total Loans Individually Evaluated for Credit Losses	Related Allowance on Collateral Dependent Loans	Related Allowance on Non-Collateral Dependent Loans	Total Allowance for Credit Losses on Loans Individually Evaluated for Credit Losses
Commercial:
Commercial & Industrial	$110	$3,529	$21,384	$25,023	$1,014	$7,253	$8,267
Municipal	—	17	—	17	—	—	—
Agricultural	274	1,348	525	2,147	198	125	323
Real Estate:
Construction & Development	—	2,644	17,439	20,083	171	1,790	1,961
Farm	1,858	208	5,348	7,414	6	211	217
Non-Owner Occupied CRE	1,243	1,631	33,134	36,008	431	2,897	3,328
Owner Occupied CRE	15,939	10,667	35,420	62,026	5,348	3,379	8,727
Residential	4,827	9,731	83,934	98,492	958	4,969	5,927
Consumer:
Auto	—	871	2,421	3,292	2	5	7
Non-Auto	—	224	880	1,104	1	2	3
Total	$24,251	$30,870	$200,485	$255,606	$8,129	$20,631	$28,760

The Company’s allowance for loans and recorded investment that are individually evaluated for credit losses and collectively evaluated for credit losses as of September 30, 2026 and December 31, 2025, are summarized in the following table by loan segment (dollars in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in thousands)	Commercial & Industrial	Municipal	Agricultural	Construction & Development	Farm	Non-Owner Occupied CRE	Owner Occupied CRE	Residential	Consumer Auto	Consumer Non-Auto	Total
September 30, 2026
Allowance for loan loss:
Individually evaluated	$12,112	$308	$74	$1,936	$494	$2,890	$6,149	$14,477	$6	$3	$38,449
Collectively evaluated	9,169	164	1	13,129	2,103	11,957	16,631	19,690	2,040	559	75,443
Total ACL on loans	$21,281	$472	$75	$15,065	$2,597	$14,847	$22,780	$34,167	$2,046	$562	$113,892
Portfolio loans:
Individually evaluated	$54,261	$9,643	$1,733	$21,403	$5,438	$36,557	$66,538	$95,737	$2,422	$753	$294,485
Collectively evaluated	1,110,336	434,698	78,063	1,068,137	344,046	883,290	1,094,992	2,262,369	815,349	153,023	8,244,303
Total portfolio loans	$1,164,597	$444,341	$79,796	$1,089,540	$349,484	$919,847	$1,161,530	$2,358,106	$817,771	$153,776	$8,538,788
December 31, 2025
Allowance for loan loss:
Individually evaluated	$8,267	$—	$323	$1,961	$217	$3,328	$8,727	$5,927	$7	$3	$28,760
Collectively evaluated	9,429	135	2	15,039	2,360	11,233	16,641	19,687	1,591	659	76,776
Total ACL on loans	$17,696	$135	$325	$17,000	$2,577	$14,561	$25,368	$25,614	$1,598	$662	$105,536
Portfolio loans:
Individually evaluated	$25,023	$17	$2,147	$20,083	$7,414	$36,008	$62,026	$98,492	$3,292	$1,104	$255,606
Collectively evaluated	1,091,438	342,484	93,629	1,137,782	320,211	796,808	1,058,582	2,187,338	729,059	145,339	7,902,670
Total portfolio loans	$1,116,461	$342,501	$95,776	$1,157,865	$327,625	$832,816	$1,120,608	$2,285,830	$732,351	$146,443	$8,158,276

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

The following table summarizes the Company’s loans held-for-investment by internal ratings, portfolio segments and vintage year at September 30, 2026 (dollars in thousands):

September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial & Industrial
Pass	$550,115	$302,278	$81,353	$53,407	$77,534	$45,649	$—	$1,110,336
Special mention	335	22,660	677	263	14	44	—	23,993
Substandard	7,477	5,751	14,722	808	1,157	353	—	30,268
Total	$557,927	$330,689	$96,752	$54,478	$78,705	$46,046	$—	$1,164,597
Municipal
Pass	$175,920	$94,929	$26,891	$20,879	$59,701	$56,378	$—	$434,698
Substandard	—	—	—	—	1,659	7,984	—	9,643
Total	$175,920	$94,929	$26,891	$20,879	$61,360	$64,362	$—	$444,341
Agricultural
Pass	$51,450	$21,140	$2,086	$2,104	$1,037	$246	$—	$78,063
Special mention	—	—	—	—	15	—	—	15
Substandard	774	82	830	32	—	—	—	1,718
Total	$52,224	$21,222	$2,916	$2,136	$1,052	$246	$—	$79,796
Construction & Development
Pass	$597,252	$273,177	$81,995	$39,703	$44,281	$30,166	$1,563	$1,068,137
Special mention	—	3,881	91	347	218	47	—	4,584
Substandard	6,107	2,242	4,299	1,463	1,258	1,450	—	16,819
Total	$603,359	$279,300	$86,385	$41,513	$45,757	$31,663	$1,563	$1,089,540
Farm
Pass	$95,679	$75,309	$39,869	$21,987	$49,045	$62,157	$—	$344,046
Special mention	22	1,361	—	119	—	76	—	1,578
Substandard	12	—	321	375	331	2,821	—	3,860
Total	$95,713	$76,670	$40,190	$22,481	$49,376	$65,054	$—	$349,484
Non-Owner Occupied CRE
Pass	$244,727	$155,478	$82,012	$59,681	$199,237	$142,155	$—	$883,290
Special mention	6,639	1,538	—	15	333	285	—	8,810
Substandard	951	676	4,112	—	13,823	8,185	—	27,747
Total	$252,317	$157,692	$86,124	$59,696	$213,393	$150,625	$—	$919,847
Owner Occupied CRE
Pass	$227,658	$234,669	$134,563	$73,037	$184,249	$240,816	$—	$1,094,992
Special mention	93	4,752	3,832	1,094	1,206	79	—	11,056
Substandard	5,047	5,224	9,466	3,518	21,027	11,200	—	55,482
Total	$232,798	$244,645	$147,861	$77,649	$206,482	$252,095	$—	$1,161,530
Residential
Pass	$423,235	$371,025	$327,065	$251,587	$261,792	$394,430	$233,235	$2,262,369
Special mention	604	3,187	3,765	1,667	3,530	1,859	257	14,869
Substandard	4,073	5,364	12,404	9,566	31,007	11,768	6,686	80,868
Total	$427,912	$379,576	$343,234	$262,820	$296,329	$408,057	$240,178	$2,358,106
Consumer Auto
Pass	$338,899	$263,568	$137,859	$37,799	$31,980	$5,244	$—	$815,349
Special mention	—	40	—	55	48	18	—	161
Substandard	25	112	558	593	809	164	—	2,261
Total	$338,924	$263,720	$138,417	$38,447	$32,837	$5,426	$—	$817,771
Consumer Non-Auto
Pass	$66,288	$38,727	$17,974	$10,434	$9,835	$3,060	$6,705	$153,023
Special mention	—	—	4	—	—	10	—	14
Substandard	—	151	109	99	305	72	3	739
Total	$66,288	$38,878	$18,087	$10,533	$10,140	$3,142	$6,708	$153,776
Total Loans
Pass	$2,771,223	$1,830,300	$931,667	$570,618	$918,691	$980,301	$241,503	$8,244,303
Special mention	7,693	37,419	8,369	3,560	5,364	2,418	257	65,080
Substandard	24,466	19,602	46,821	16,454	71,376	43,997	6,689	229,405
Doubtful	—	—	—	—	—	—	—	—
Total Loans	$2,803,382	$1,887,321	$986,857	$590,632	$995,431	$1,026,716	$248,449	$8,538,788

The following table summarizes the Company’s loans held-for-investment by internal ratings, portfolio segments and vintage year at December 31, 2025 (dollars in thousands):

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

The following tables summarize the Company's gross charge-offs by origination year and loan class for the nine-months ended September 30, 2026 and 2025:

	Nine-Months Ended September 30, 2026
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
2026
Commercial & Industrial	$—	$95	$1,174	$39	$23	$201	$—	$1,532
Agricultural	—	—	40	—	32	6	—	78
Construction & Development	—	—	20	—	9	22	—	51
Owner occupied CRE	—	—	—	—	—	150	—	150
Residential	—	138	207	290	14	3	—	652
Auto	30	93	307	317	121	18	—	886
Non-auto	105	162	96	133	23	7	—	526
Total Charge-Offs	$135	$488	$1,844	$779	$222	$407	$—	$3,875

	Nine-Months Ended September 30, 2025
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
2025
Commercial & Industrial	$—	$131	$17,637	$152	$45	$142	$—	$18,107
Construction & Development	—	40	—	—	—	—	—	40
Non-owner occupied CRE	—	—	250	—	—	—	—	250
Owner occupied CRE	—	—	4,230	175	—	—	—	4,405
Residential	2	56	203	290	5	11	—	567
Auto	58	210	232	313	163	24	—	1,000
Non-auto	33	85	78	92	56	34	—	378
Total Charge-Offs	$93	$522	$22,630	$1,022	$269	$211	$—	$24,747

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

During the three and nine-months ended September 30, 2026 and 2025, there were no significant loan modifications made to borrowers experiencing financial difficulty.

Note 4 - Loans Held-for-Sale

Loans held-for-sale totaled $25,521,000 and $29,992,000 at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, $4,421,000 and $4,561,000, respectively, are valued at the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

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

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions (dollars in thousands):

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
September 30, 2026:
IRLCs	$50,207	$—	$29
Forward mortgage-backed securities trades	83,000	981	—
December 31, 2025:
IRLCs	$38,185	$579	$—
Forward mortgage-backed securities trades	70,500	—	132

Note 6 – Borrowings and Repurchase Agreements

Borrowings and repurchase agreements consisted of the following (dollars in thousands):

	September 30,	December 31,
	2026	2025
Securities sold under agreements with customers to repurchase	$43,088	$62,956
Federal funds purchased	800	625
Other borrowings	21,054	21,055
Total	$64,942	$84,636

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

The Company renewed its loan agreement, effective June 30, 2025, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $50,000,000 on a revolving line of credit. There was no outstanding balance under the line of credit as of September 30, 2026.

During 2021, the Company began investing in qualifying Community Development Entities ("CDE") under the federal New Market Tax Credits ("NMTC") program. See Note 7 for further discussion of our activity and related balances on the consolidated balance sheets, including $21,053,000 within other borrowings shown above.

Note 7 - Income Taxes

Income tax expense was $16,748,000 for the third quarter of 2026 as compared to $10,897,000 for the same period in 2025. The Company’s effective tax rates on pretax income were 18.4% and 17.3% for the third quarters of 2026 and 2025, respectively. Income tax expense was $48,608,000 for the first nine months of 2026 as compared to $39,785,000 for the same period in 2025. The Company’s effective tax rates on pretax income were 18.2% and 18.1% for the first nine months of 2026 and 2025, respectively. The effective tax rates differ from the statutory federal tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan, excess tax benefits for distributions under our deferred compensation plan and vesting of equity awards, New Market Tax Credits, Low Income Housing Tax Credits and the donation of a former branch facility.

Low Income Housing Tax Credit Investments - The Company has investments in an affordable housing fund that will invest in real estate projects that qualify for the federal low-income housing tax credit ("LIHTC") program designed to promote private development of low income housing. The investments made by the fund will generate a return to the Company primarily through the realization of LIHTCs, and also through federal tax deductions generated from the ongoing operating losses from the investees of the fund. The Company's investment in the fund will be amortized through income tax expense using the proportional amortization method as related tax credits are utilized by the Company. The carrying values of investments in LIHTC's were $34,836,000 and $27,500,000 as of September 30, 2026 and December 31, 2025, respectively, and is included as a component of other assets on the consolidated balance sheets. Total unfunded contingent commitments related to the LIHTC investments totaled $29,321,000 and $21,114,000 at September 30, 2026 and December 31, 2025, respectively, a component of other liabilities on the consolidated balance sheets. The Company expects the remaining commitments to be funded by 2043. There were no impairment losses on the LIHTC investments during the three and nine-months ended September 30, 2026 and 2025.

New Market Tax Credit Investments - During 2021, the Company began investing in qualifying CDEs under the federal NMTC program. NMTC investments are made through the third-party CDEs which are qualified through the U.S. Department of Treasury and receive periodic allocation of amounts under the NMTC program. NMTCs are generated from qualified investments by the CDEs utilizing equity investments made by a taxpayer, like the Company. Through these equity investments, the Company will receive the tax benefits from the NMTCs equal to 39% of the qualified investment from the CDE to qualifying eligible projects over a seven year period. The Company's equity investments in the CDEs is amortized using the proportional amortization method and related tax credits are allocated to the Company. At September 30, 2026 and December 31, 2025, the consolidated balance sheet of the Company included an $18,000,000 loan to the investee in loans and the $21,053,000 leveraged loan from the investee within other borrowings (see Note 6). At September 30, 2026 and December 31, 2025, the consolidated balance sheet of the Company included CDE investments in other assets of $22,149,000 and $23,128,000, respectively.

Note 8 - Stock Based Compensation

On April 27, 2021, the Company’s shareholders approved the 2021 Omnibus Stock and Incentive Plan (“2021 Plan”) and reserved 2,500,000 shares of the Company’s common stock for issuance under this plan. At September 30, 2026, the Company had 605,607 shares of stock remaining for issuance under the plan. The 2021 Plan supersedes all prior stock option and restricted stock plans with shares previously reserved for issuance under such plans cancelled.

Restricted Stock Units

Under the 2021 Plan, the Company grants restricted stock units under compensation arrangements for the benefit of employees and senior and executive officers. Restricted stock unit grants are subject to time-based vesting. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the service conditions set forth in the grant agreements. The following table summarizes information about the changes in restricted stock units for the nine-months ended September 30, 2026 and 2025.

	For the Nine-Months Ended September 30,
	2026		2025
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	81,707	$34.91	71,656	$34.36
Grants	49,441	35.28	43,923	36.43
Vesting	(37,692)	33.97	(31,739)	35.84
Forfeited/expired	(1,299)	34.62	(971)	33.63
Balance at end of period	92,157	$35.49	82,869	$34.90

Performance Stock Units

Also under the 2021 Plan, the Company awards performance-based restricted stock units (“PSUs”) to employees and senior and executive officers. Under the terms of the award, the number of units that will vest and convert to shares of common stock will be based on the extent to which the Company achieves specific performance criteria during the fixed three-year performance period. The number of shares issued upon vesting will range from 0% to 200% of the PSUs granted. The PSUs vest at the end of a three-year period based on either 50% each on average adjusted earnings per share growth and return on average assets, 100% return on average assets, or 50% each on return on average assets and relative total shareholder return, as reported, adjusted for unusual gains/losses, merger expenses, and other items as approved by the compensation committee of the Company's board of directors. Performance for each period is measured relative to other U.S. publicly traded banks with $10 billion to $50 billion in assets. Compensation expense for the PSUs that do not contain market-based conditions will be estimated each period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards. The value of PSUs that include a market-based condition is estimated on the grant date using a Monte Carlo simulation model.

The following table summarizes information about the changes in PSUs as of and for the nine-months ended September 30, 2026 and 2025.

	For the Nine-Months Ended September 30,
	2026		2025
	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Performance-Based Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period	115,681	$33.93	96,206	$35.83
Grants	49,441	35.28	43,923	36.43
Performance adjustment (1)	14,437	29.53	11,031	47.19
Vesting	(43,329)	29.53	(33,104)	47.19
Forfeited/expired	(1,268)	35.48	(1,244)	32.17
Balance at end of period	134,962	$35.35	116,812	$33.95

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

The total fair value of restricted stock unit, performance stock unit, and restricted stock awards vested for the nine-months ended September 30, 2026 and 2025, was $3,424,000 and $2,808,000, respectively.

The Company recorded restricted stock unit and performance-based restricted stock unit expense for employees of $1,099,000 and $751,000 for the three-months ended September 30, 2026 and 2025, respectively. The Company recorded restricted stock unit and performance-based restricted stock unit expense for employees of $3,071,000 and $2,474,000 for the nine-months ended September 30, 2026 and 2025, respectively. The Company recorded director expense related to these restricted stock awards of $210,000 and $210,000, for the three-months ended September 30, 2026 and 2025, respectively. The Company recorded director expense related to these restricted stock awards of $630,000 and $607,000, for the nine-months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026 there was $6,660,000 of total unrecognized compensation cost related to unvested restricted stock units, performance-based restricted stock units, and restricted stock awards, which is expected to be recognized over a weighted-average period of 1.40 years. At September 30, 2026 and December 31, 2025, there was $204,000 and $199,000, respectively, accrued in other liabilities related to dividends declared to be paid upon vesting.

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

An analysis of stock option activity for the nine-months ended September 30, 2026 is presented in the table and narrative below:

	Shares	Weighted- Average Ex. Price
Outstanding, December 31, 2025	1,545,453	$34.10
Granted	187,781	35.28
Exercised	(82,758)	21.52
Cancelled	(71,963)	34.87
Outstanding, September 30, 2026	1,578,513	34.86
Exercisable, September 30, 2026	1,126,802	$34.25

The options outstanding at September 30, 2026 had exercise prices ranging between $21.18 and $48.91. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees.

The Company recorded stock option expense totaling $702,000 and $639,000 for the three-months ended September 30, 2026 and 2025, respectively. The Company recorded stock option expense totaling $2,209,000 and $1,976,000 for the nine-months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, there was $4,018,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.13 years. The total fair value of shares vested during the nine-months ended September 30, 2026 and 2025 was $3,022,000 and $2,791,000, respectively.

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

There were no transfers between Level 2 and Level 3 during the three and nine-months ended September 30, 2026 and 2025.

The following table summarizes the Company’s available-for-sale securities, loans held-for-sale, and derivatives which are measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

September 30, 2026	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of state and political subdivisions	$—	$1,474,215	$—	$1,474,215
Corporate bonds	—	57,767	—	57,767
Residential mortgage-backed securities	—	2,535,552	—	2,535,552
Commercial mortgage-backed securities	—	1,276,840	—	1,276,840
Other securities	43,709	—	—	43,709
Total	$43,709	$5,344,374	$—	$5,388,083
Loans held-for-sale	$—	$21,100	$—	$21,100
IRLCs	$—	$—	$(29)	$(29)
Forward mortgage-backed securities trades	$—	$981	$—	$981

December 31, 2025	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$60,813	$—	$—	$60,813
Obligations of state and political subdivisions	—	1,751,373	—	1,751,373
Corporate bonds	—	78,709	—	78,709
Residential mortgage-backed securities	—	2,611,410	—	2,611,410
Commercial mortgage-backed securities	—	989,238	—	989,238
Other securities	22,570	—	—	22,570
Total	$83,383	$5,430,730	$—	$5,514,113
Loans held-for-sale	$—	$25,431	$—	$25,431
IRLCs	$—	$—	$579	$579
Forward mortgage-backed securities trades	$—	$(132)	$—	$(132)

The following table summarizes the Company’s loans held-for-sale at fair value and the net unrealized gains as of the balance sheet dates shown below (dollars in thousands):

	September 30,	December 31,
	2026	2025
Unpaid principal balance on loans held-for-sale	$20,941	$24,654
Net unrealized gains on loans held-for-sale	159	777
Loans held-for-sale at fair value	$21,100	$25,431

The following table summarizes the Company’s gains on sale and fees of mortgage loans for the three and nine-months ended September 30, 2026 and 2025 (dollars in thousands):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2026	2025	2026	2025
Realized gain on sale and fees on mortgage loans*	$4,148	$4,537	$13,316	$10,678
Change in fair value on loans held-for-sale and IRLCs	(1,095)	(531)	(1,298)	954
Change in forward mortgage-backed securities trades	1,122	369	1,113	(299)
Total gain on sale of mortgage loans	$4,175	$4,375	$13,131	$11,333

* This includes gains on loans held-for-sale carried under the fair value method and lower of cost or market.

No residential mortgage loans held-for-sale were 90 days or more past due or considered nonaccrual as of September 30, 2026 or December 31, 2025. No significant credit losses were recognized on mortgage loans held-for-sale for the three and nine-months ended September 30, 2026 and 2025.

Non-Financial Assets and Non-Financial Liabilities: We do not have any non-financial assets or non-financial liabilities measured at fair value on a recurring basis. From time to time, non-financial assets measured at fair value on a non-recurring basis may include certain foreclosed assets, which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for credit losses on loans, and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. There were no significant other real estate owned properties that were re-measured subsequent to their initial transfer to other real estate owned during the three and nine-months ended September 30, 2026 and 2025.

At September 30, 2026 and December 31, 2025, other real estate owned totaled $3,198,000 and $280,000, respectively.

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

Financial instruments with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities and are considered Levels 2 and 3 of the fair value hierarchy. Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the carrying value and are considered Level 1 of the fair value hierarchy. The carrying value and the estimated fair value of the Company’s contractual off-balance-sheet unfunded lines of credit, loan commitments and letters of credit, are generally priced at market at the time of funding.

The estimated fair values and carrying values of all financial instruments under current authoritative guidance were as follows (dollars in thousands).

	September 30,		December 31,
	2026		2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Financial assets:
Cash and due from banks	$178,819	$178,819	$249,466	$249,466	Level 1
Federal funds sold	2,875	2,875	1,575	1,575	Level 1
Interest-bearing demand deposits in banks	292,778	292,778	826,947	826,947	Level 1
Available-for-sale securities	5,388,083	5,388,083	5,514,113	5,514,113	Levels 1 and 2
Loans held-for-investment, net of allowance for credit losses	8,424,896	8,579,039	8,052,740	8,061,186	Level 3
Loans held-for-sale	25,521	25,521	29,992	30,163	Level 2
Accrued interest receivable	62,514	62,514	68,470	68,470	Level 2
Financial liabilities:
Deposits with stated maturities	$895,045	$896,606	$900,554	$902,588	Level 2
Deposits with no stated maturities	12,253,098	12,253,098	12,444,975	12,444,975	Level 1
Repurchase Agreements	43,088	43,088	62,956	62,956	Level 2
Borrowings	21,854	21,854	21,680	21,680	Level 2
Accrued interest payable	5,474	5,474	5,673	5,673	Level 2
IRLCs	(29)	(29)	579	579	Level 3
Forward mortgage-backed securities trades asset (liability)	981	981	(132)	(132)	Level 2

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
•
the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the implementation of tariffs and other protectionist trade policies;
•
effect of severe weather conditions, including hurricanes, tornadoes, flooding and droughts;
•
volatility and disruption in national and international financial and commodity markets;
•
government intervention in the U.S. financial system including the effects of recent legislative, tax, accounting, tariffs, and regulatory actions and reforms, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau (“CFPB”), the Inflation Reduction Act of 2022, the capital ratios of Basel III as adopted by the federal banking authorities and the Tax Cuts and Jobs Act, and the One Big Beautiful Bill Act (“OBBBA”);
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

Introduction

As a financial holding company, we generate most of our revenue from interest on loans and investments, wealth management fees, gain on sale of mortgage loans and service charges, interchange income and fees on deposit accounts. Our primary source of funding for our loans and investments are deposits held by our bank subsidiary, First Financial Bank. Our largest expenses are interest on deposits and salaries and related employee benefits. We measure our performance by calculating our return on average assets, return on average equity, regulatory capital ratios, net interest margin and efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income.

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

Stock Repurchase

On July 28, 2026, the Company's Board of Directors renewed and increased the size of the authorization to repurchase up to 7.2 million common shares through July 31, 2027. The prior authorization to repurchase up to 5 million common shares had been in place since July 27, 2021. The stock repurchase plan authorizes management to repurchase and retire the stock at such time as repurchases and retirements are considered beneficial to the Company and shareholders. Any repurchase of stock will be made through the open market, block trades, or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. There have been no repurchases during 2025 or through September 30, 2026.

Results of Operations

Performance Summary. Net earnings for the third quarter of 2026 were $74.3 million, an increase of 42.2% when compared to earnings of $52.3 million for the third quarter of 2025. Diluted earnings per share was $0.52 for the third quarter of 2026 and $0.36 for the third quarter of 2025.

The return on average assets was 1.93% for the third quarter of 2026, as compared to 1.44% for the third quarter of 2025, respectively. The return on average equity was 15.02% for the third quarter of 2026, as compared to 11.85% for the third quarter of 2025.

Net earnings for the nine-months ended September 30, 2026 were $217.7 million, an increase of 20.8% when compared to earnings of $180.3 million for the nine-months ended September 30, 2025. Diluted earnings per share was $1.51 for the first nine months of 2026 and $1.26 for the first nine months of 2025.

The return on average assets was 1.90% for the first nine months of 2026, as compared to 1.70% for the first nine months of 2025. The return on average equity was 14.85% for the first nine months of 2026, as compared to 14.22% for the first nine months of 2025.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $142.1 million for the third quarter of 2026, as compared to $130.4 million for the same period last year. The increase in tax equivalent net interest income for the third quarter of 2026 compared to the same quarter in 2025 was largely attributable to the increases in average loans and the increase in average balance and the rate of return on taxable investment securities. Average earning assets were $14.4 billion for the third quarter of 2026, as compared to $13.6 billion during the third quarter of 2025. The increase of $828.3 million in average earning assets for the third quarter of 2026 when compared to the same period in 2025 was primarily a result of (i) an increase in taxable investment securities of $544.1 million, and (ii) an increase in loans of $219.6 million. Average interest-bearing liabilities were $9.7 billion for the third quarter of 2026, as compared to $9.2 billion in the same period in 2025. The yield on earning assets decreased 4 basis points while the rate paid on interest-bearing liabilities decreased 22 basis points for the third quarter of 2026 when compared to the third quarter of 2025.

Tax-equivalent net interest income was $421.4 million for the first nine months of 2026, as compared to $378.6 million for the same period last year. The increase in tax equivalent net interest income for the first nine months of 2026 compared to the same period in 2025 was largely attributable to the increase in average balance and the rate of return on taxable and tax-exempt investment securities, and increases in average loans. Average earning assets were $14.5 billion for the nine-months ended September 30, 2026, as compared to $13.4 billion during the nine-months ended September 30, 2025. The increase of $1.1 billion in average earning assets for the nine-months ended September 30, 2026 when compared to the same period in 2025 was primarily a result of (i) an increase in taxable investment securities of $578.6 million, (ii) an increase in loans of $270.6 million and (iii) an increase in tax-exempt investment securities of $198.6 million. Average interest-bearing liabilities were $9.8 billion for the nine-months ended September 30, 2026, as compared to $9.1 billion in the same period in 2025. The yield on earning assets decreased 3 basis points while the rate paid on interest-bearing liabilities decreased 20 basis points for the nine-months ended September 30, 2026 when compared to the same period in 2025.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (dollars in thousands):

	Three-Months Ended September 30, 2026 Compared to Three-Months Ended September 30, 2025			Nine-Months Ended September 30, 2026 Compared to Nine-Months Ended September 30, 2025
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Short-term investments	$665	$(347)	$318	$1,988	$(1,873)	$115
Taxable investment securities	4,056	4,429	8,485	12,654	11,503	24,157
Tax-exempt investment securities (1)	30	14	44	4,545	3,094	7,639
Loans (1) (2)	3,756	(3,030)	726	13,660	(5,050)	8,610
Interest income	8,507	1,066	9,573	32,847	7,674	40,521

Interest-bearing deposits	3,326	(5,084)	(1,758)	12,535	(14,026)	(1,491)
Repurchase agreements	33	(37)	(4)	92	(75)	17
Borrowings	(281)	(109)	(390)	(619)	(261)	(880)
Interest expense	3,078	(5,230)	(2,152)	12,008	(14,362)	(2,354)

Net interest income	$5,429	$6,296	$11,725	$20,839	$22,036	$42,875

(1)
Computed on a tax-equivalent basis assuming a marginal tax rate of 21%.
(2)
Nonaccrual loans are included in loans.

The net interest margin, on a tax equivalent basis, was 3.91% for the third quarter of 2026, an increase of 11 basis points from the same period in 2025. The net interest margin, on a tax equivalent basis, was 3.89% for the nine-months ended September 30, 2026, an increase of 10 basis points from the same period in 2025. The net interest margin has expanded during the past year primarily due to (i) strong growth in deposits that has enabled the Company to deploy those funds into the higher yielding loans and securities portfolios, (ii) a reduction in cost of deposits, and (iii) investment of lower yielding securities cash flows into higher yielding bonds. The Federal Reserve decreased interest rates by 100 basis points in 2024 and 25 basis points in September, October, and December 2025, respectively. Most recently, the Federal Reserve increased interest rates by 25 basis points in September 2026, resulting in a target rate of 3.75% to 4.00% at September 30, 2026.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (dollars in thousands, except percentages):

	Three-Months Ended September 30,
	2026			2025
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$288,345	$2,835	3.90%	$227,450	$2,517	4.39%
Taxable investment securities (2)	4,104,496	35,024	3.41	3,560,347	26,539	2.98
Tax-exempt investment securities (2)(3)	1,568,453	12,950	3.30	1,564,767	12,906	3.30
Loans (3)(4)	8,468,672	141,862	6.65	8,249,113	141,136	6.79
Total earning assets	14,429,966	$192,671	5.30%	13,601,677	$183,098	5.34%
Cash and due from banks	283,205			221,798
Bank premises and equipment, net	156,482			148,659
Other assets	230,405			244,934
Goodwill and other intangible assets, net	313,545			313,780
Allowance for credit losses	(112,051)			(102,511)
Total assets	$15,301,552			$14,428,337
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$9,630,365	$50,252	2.07%	$9,051,463	$52,010	2.28%
Repurchase agreements	57,939	206	1.41	50,051	210	1.66
Borrowings	22,686	81	1.42	56,198	471	3.33
Total interest-bearing liabilities	9,710,990	$50,539	2.06%	9,157,712	$52,691	2.28%
Noninterest-bearing deposits	3,508,797			3,419,378
Other liabilities	118,844			101,268
Total liabilities	13,338,631			12,678,358
Shareholders’ equity	1,962,921			1,749,979
Total liabilities and shareholders’ equity	$15,301,552			$14,428,337
Net interest income (tax equivalent)		$142,132			$130,407
Rate Analysis:
Interest income/earning assets			5.30%			5.34%
Interest expense/earning assets			(1.39)			(1.54)
Net interest margin			3.91%			3.80%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Includes tax equivalent yield adjustment of approximately $3.6 million and $3.4 million in the third quarters of 2026 and 2025, respectively, using an effective tax rate of 21% for both periods.
(4)
Includes nonaccrual loans.

	Nine-Months Ended September 30,
	2026			2025
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$363,512	$10,201	3.75%	$303,224	$10,086	4.45%
Taxable investment securities (2)	4,090,870	100,973	3.29	3,512,304	76,816	2.92
Tax-exempt investment securities (2)(3)	1,667,729	41,268	3.30	1,469,158	33,629	3.05
Loans (3)(4)	8,354,207	416,723	6.67	8,083,638	408,113	6.75
Total earning assets	14,476,318	$569,165	5.26%	13,368,324	$528,644	5.29%
Cash and due from banks	266,297			221,826
Bank premises and equipment, net	152,935			149,614
Other assets	218,162			241,764
Goodwill and other intangible assets, net	313,587			313,865
Allowance for credit losses	(108,622)			(100,620)
Total assets	$15,318,677			$14,194,773
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$9,709,818	$146,800	2.02%	$8,953,017	$148,291	2.21%
Repurchase agreements	60,379	658	1.46	52,801	641	1.62
Borrowings	24,436	280	1.53	52,380	1,160	2.96
Total interest-bearing liabilities	9,794,633	$147,738	2.02%	9,058,198	$150,092	2.22%
Noninterest-bearing deposits	3,452,035			3,356,999
Other liabilities	111,334			85,148
Total liabilities	13,358,002			12,500,345
Shareholders’ equity	1,960,675			1,694,428
Total liabilities and shareholders’ equity	$15,318,677			$14,194,773
Net interest income (tax equivalent)		$421,427			$378,552
Rate Analysis:
Interest income/earning assets			5.26%			5.29%
Interest expense/earning assets			(1.36)			(1.50)
Net interest margin			3.89%			3.79%

(1)
Short-term investments are comprised of federal funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)
Average balances include unrealized gains and losses on available-for-sale securities.
(3)
Includes tax equivalent yield adjustment of approximately $11.2 million and $9.0 million in the first nine months of 2026 and 2025, respectively, using an effective tax rate of 21% for both periods.
(4)
Includes nonaccrual loans.

Noninterest Income. Noninterest income for the third quarter of 2026 was $35.6 million, an increase of $1.4 million, when compared to $34.3 million in the same quarter of 2025. Wealth management fee income increased to $14.5 million for the third quarter of 2026 compared to $13.0 million for the third quarter of 2025. Increases are related to new account growth and increased mineral fee income due to oil and gas prices. The market value of assets under management totaled $12.4 billion at September 30, 2026, compared to $12.1 billion at September 30, 2025. Service charges on deposits increased to $6.7 million for the third quarter of 2026 compared with $6.5 million for the third quarter of 2025, primarily driven by increases in net new accounts. Mortgage related income decreased to $4.2 million for the third quarter of 2026 compared to $4.4 million in the third quarter of 2025. Mortgage volume and margins were impacted by the spike in long term rates during the third quarter of 2026.

Noninterest income for the nine-months ended September 30, 2026 was $103.6 million, an increase of $6.2 million, when compared to $97.4 million in the same period in 2025. Wealth Management fee income increased to $41.8 million for the first nine months of 2026 compared to $38.3 million for the first nine months of 2025 mostly driven by the increase in market value of trust assets managed. Mortgage related income increased to $13.1 million for the first nine months of 2026 compared to $11.3 million for the same period in 2025 benefiting from the restructuring of the secondary mortgage department, new mortgage lenders and an increase in the volume of mortgage loans originated.

Table 3 - Noninterest Income (dollars in thousands):

	Three-Months Ended September 30,			Nine-Months Ended September 30,
	2026	Increase (Decrease)	2025	2026	Increase (Decrease)	2025
Wealth Management fees	$14,492	$1,542	$12,950	$41,815	$3,466	$38,349
Service charges on deposit accounts	6,693	246	6,447	19,033	284	18,749
Debit card fees	5,953	620	5,333	16,782	1,263	15,519
Credit card fees	721	22	699	2,106	123	1,983
Gain on sale and fees on mortgage loans	4,175	(200)	4,375	13,131	1,798	11,333
Net loss on sale of available-for-sale securities	(9)	(9)	—	(9)	(9)	—
Net gain (loss) on sale of foreclosed assets	(2)	120	(122)	(77)	(120)	43
Net gain on sale of assets	(1)	(1)	—	(375)	(381)	6
SERP market adjustment	16	(270)	286	1,126	629	497
Other:
Check printing fees	36	3	33	68	(22)	90
Safe deposit rental fees	167	(3)	170	573	(18)	591
Credit life fees	211	2	209	694	(209)	903
Brokerage commissions	480	(10)	490	1,419	156	1,263
Wire transfer fees	485	19	466	1,447	106	1,341
Miscellaneous income	2,218	(710)	2,928	5,842	(857)	6,699
Total other	3,597	(699)	4,296	10,043	(844)	10,887
Total Noninterest Income	$35,635	$1,371	$34,264	$103,575	$6,209	$97,366

Noninterest Expense. Total noninterest expense for the three-months ended September 30, 2026 was $81.1 million, compared to $73.7 million for the same period of 2025. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio was 45.59% for the third quarter of 2026 compared to 44.74% for the same quarter in 2025.

Salaries, commissions and employee benefits increased to $47.8 million for the third quarter of 2026 compared to $42.6 million for the same period in 2025. The increase from prior year is primarily resulting from annual merit-based and market-driven pay increases that were effective March 1st in the current year as well as additions to staff over the past year.

All other categories of noninterest expense for the third quarter of 2026 totaled $33.2 million, compared to $31.1 million in the same quarter a year ago. Noninterest expense, excluding salary related costs, for the three-months ended September 30, 2026 increased when compared to the same period in 2025 largely due to increases in professional fees, and software amortization and expense offset by decreases in operational and other losses and debit card expenses.

Total noninterest expense for the nine-months ended September 30, 2026 was $238.9 million, compared to $215.7 million for the same period of 2025. Our efficiency ratio was 45.51% for the first nine months of 2026 compared to 45.33% during the same period in 2025.

Salaries, commissions and employee benefits for the nine-months ended September 30, 2026 totaled $143.5 million, compared to $127.3 million for the same period in 2025. The increase from prior year is primarily resulting from annual merit-based and market-driven pay increases that were effective March 1st in the current year as well as additions to staff over the past year.

All other categories of noninterest expense for the nine-months ended September 30, 2026 totaled $95.5 million, compared to $88.4 million in the same period a year ago. Noninterest expense, excluding salary related costs, for the nine-months ended September 30, 2026 increased when compared to the same period in 2025 largely due to increases in software amortization and expense and professional and service fees partially offset by decreases in debit card expenses.

Table 4 - Noninterest Expense (dollars in thousands):

	Three-Months Ended September 30,			Nine-Months Ended September 30,
	2026	Increase (Decrease)	2025	2026	Increase (Decrease)	2025
Salaries, commissions and incentives (excluding mortgage)	$33,659	$3,591	$30,068	$98,015	$9,824	$88,191
Mortgage salaries and incentives	2,820	2	2,818	8,523	1,066	7,457
Medical	3,057	97	2,960	9,802	808	8,994
Profit sharing	2,917	993	1,924	9,384	1,734	7,650
401(k) match expense	1,221	143	1,078	3,767	441	3,326
Payroll taxes	2,318	237	2,081	7,554	798	6,756
SERP market adjustment	16	(270)	286	1,126	629	497
Stock based compensation	1,801	411	1,390	5,280	829	4,451
Total salaries and employee benefits	47,809	5,204	42,605	143,451	16,129	127,322
Net occupancy expense	3,837	292	3,545	11,195	330	10,865
Equipment expense	2,306	(89)	2,395	6,633	(561)	7,194
FDIC insurance premiums	1,709	74	1,635	5,036	241	4,795
Debit card expense	3,029	(483)	3,512	9,180	(1,013)	10,193
Professional and service fees	3,959	959	3,000	11,026	2,645	8,381
Printing, stationery and supplies	490	34	456	1,405	(6)	1,411
Operational and other losses	1,333	(624)	1,957	3,134	(83)	3,217
Software amortization and expense	5,067	787	4,280	14,714	2,682	12,032
Amortization of intangible assets	42	(44)	86	128	(138)	266
Other:
Data processing fees	768	90	678	2,192	167	2,025
Postage	499	107	392	1,324	38	1,286
Advertising	911	167	744	2,590	300	2,290
Correspondent bank service charges	162	(58)	220	659	(137)	796
Telephone	703	8	695	2,142	168	1,974
Public relations and business development	1,139	169	970	3,010	253	2,757
Directors’ fees	907	81	826	2,721	157	2,564
Audit and accounting fees	496	(128)	624	1,583	(130)	1,713
Legal fees and other related costs	478	234	244	1,213	316	897
Regulatory exam fees	290	23	267	848	109	739
Travel	682	120	562	1,857	240	1,617
Courier expense	438	27	411	1,260	181	1,079
Other real estate owned	38	31	7	9	(27)	36
Other miscellaneous expense	3,960	405	3,555	11,616	1,329	10,287
Total other	11,471	1,276	10,195	33,024	2,964	30,060
Total Noninterest Expense	$81,052	$7,386	$73,666	$238,926	$23,190	$215,736

Balance Sheet Review

Loans. The portfolio is comprised of loans made to businesses, professionals, municipalities, individuals, and farm and ranch operations primarily in the trade areas served by our subsidiary bank. As of September 30, 2026, total loans held-for-investment were $8.5 billion, an increase of $380.5 million, as compared to December 31, 2025 balances.

As compared to year-end 2025 balances, total real estate loans increased $153.8 million, total commercial loans increased $150.0 million, total consumer loans increased $92.8 million, and agricultural loans decreased $16.0 million. Loans averaged $8.5 billion for the third quarter of 2026, an increase of $219.6 million over the prior year third quarter average balances. Loans averaged $8.4 billion for the first nine months of 2026, an increase of $270.6 million from the average balance during the first nine months of 2025.

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

Table 5 outlines the composition of the Company’s held-for-investment loans by portfolio segment.

Table 5 - Composition of Loans Held-for-Investment (dollars in thousands):

	September 30,	December 31,
	2026	2025
Commercial:
Commercial & Industrial	$1,164,597	$1,116,461
Municipal	444,341	342,501
Total Commercial	1,608,938	1,458,962
Agricultural	79,796	95,776
Real Estate:
Construction & Development	1,089,540	1,157,865
Farm	349,484	327,625
Non-Owner Occupied CRE	919,847	832,816
Owner Occupied CRE	1,161,530	1,120,608
Residential	2,358,106	2,285,830
Total Real Estate	5,878,507	5,724,744
Consumer:
Auto	817,771	732,351
Non-Auto	153,776	146,443
Total Consumer	971,547	878,794
Total	$8,538,788	$8,158,276

Loans held-for-sale, consisting of secondary market mortgage loans, totaled $25.5 million and $30.0 million at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, $4.4 million and $4.6 million, respectively, are valued using the lower of cost or fair value, and the remaining amounts are valued under the fair value option.

Commercial real estate loans (owner and non-owner occupied CRE) represent 24.4% of the Company's total loan portfolio as of September 30, 2026. Non-owner occupied CRE represents $919.8 million, or 10.8%, of the Company's total loan portfolio as of September 30, 2026. The properties securing this portfolio are diverse as to geographic location in Texas as well as industry type. Collateral for CRE loans is located throughout the Company’s markets in central west Texas, the Dallas-Fort Worth metroplex and southeast Texas with less than 1% of properties located outside of the state. The largest concentrations in the CRE portfolio as to type are industrial/manufacturing at approximately 18.1% and multi-tenant retail at approximately 7.7% as of September 30, 2026. All additional property CRE portfolio property type categories are below the identified concentration levels. Credit underwriting standards are periodically reviewed and adjusted based upon observations from our ongoing monitoring of economic conditions in our lending areas. In response to the current interest rate environment, the Company has enhanced stress testing and loan review activities to mitigate interest rate reprice risk with a specific emphasis on borrowers’ abilities to absorb the impact of higher interest rates as loans that were made in a much lower rate environment renew.

The following tables summarize maturity information of our loan portfolio as of September 30, 2026. The tables also present the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

Maturity Distribution and Interest Sensitivity of Loans at September 30, 2026 (dollars in thousands):

Total Loans Held-for-Investment:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
Commercial & Industrial	$482,027	$593,636	$82,849	$6,085	$1,164,597
Municipal	113,367	77,230	154,815	98,929	444,341
Total Commercial	595,394	670,866	237,664	105,014	1,608,938
Agricultural	62,817	15,456	1,523	—	79,796
Real Estate:
Construction & Development	534,501	190,033	255,155	109,851	1,089,540
Farm	12,299	73,707	144,943	118,535	349,484
Non-Owner Occupied CRE	103,656	420,849	295,105	100,237	919,847
Owner Occupied CRE	86,152	333,616	545,897	195,865	1,161,530
Residential	161,474	156,976	811,244	1,228,412	2,358,106
Total Real Estate	898,082	1,175,181	2,052,344	1,752,900	5,878,507
Consumer:
Auto	8,106	779,326	30,339	—	817,771
Non-Auto	34,234	88,179	28,456	2,907	153,776
Total Consumer	42,340	867,505	58,795	2,907	971,547
Total	$1,598,633	$2,729,008	$2,350,326	$1,860,821	$8,538,788
% of Total Loans	18.7%	32.0%	27.5%	21.8%	100.0%

Loans with fixed interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
Commercial & Industrial	$112,174	$303,401	$3,468	$—	$419,043
Municipal	15,102	76,788	96,840	52,525	241,255
Total Commercial	127,276	380,189	100,308	52,525	660,298
Agricultural	5,041	10,654	—	—	15,695
Real Estate:
Construction & Development	246,245	65,429	53,985	16,377	382,036
Farm	5,714	42,929	63,290	14,032	125,965
Non-Owner Occupied CRE	79,941	162,469	22,743	3,781	268,934
Owner Occupied CRE	51,760	190,680	6,727	746	249,913
Residential	128,965	118,797	463,274	267,240	978,276
Total Real Estate	512,625	580,304	610,019	302,176	2,005,124
Consumer:
Auto	8,106	779,326	30,339	—	817,771
Non-Auto	33,906	88,179	28,065	350	150,500
Total Consumer	42,012	867,505	58,404	350	968,271
Total	$686,954	$1,838,652	$768,731	$355,051	$3,649,388
% of Total Loans	8.0%	21.5%	9.0%	4.2%	42.7%

Loans with variable interest rates:	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial:
Commercial & Industrial	$369,853	$290,235	$79,381	$6,085	$745,554
Municipal	98,265	442	57,975	46,404	203,086
Total Commercial	468,118	290,677	137,356	52,489	948,640
Agricultural	57,776	4,802	1,523	—	64,101
Real Estate:
Construction & Development	288,256	124,604	201,170	93,474	707,504
Farm	6,585	30,778	81,653	104,503	223,519
Non-Owner Occupied CRE	23,715	258,380	272,362	96,456	650,913
Owner Occupied CRE	34,392	142,936	539,170	195,119	911,617
Residential	32,509	38,179	347,970	961,172	1,379,830
Total Real Estate	385,457	594,877	1,442,325	1,450,724	3,873,383
Consumer:
Auto	—	—	—	—	—
Non-Auto	328	—	391	2,557	3,276
Total Consumer	328	—	391	2,557	3,276
Total	$911,679	$890,356	$1,581,595	$1,505,770	$4,889,400
% of Total Loans	10.7%	10.4%	18.5%	17.6%	57.3%

Of the $4.9 billion of variable interest rate loans shown above, loans totaling $2.5 billion mature or reprice over the next twelve months.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group, engaged third-parties, as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and foreclosed assets were $60.5 million at September 30, 2026, as compared to $56.5 million at December 31, 2025. As a percent of loans held-for-investment and foreclosed assets, these assets were 0.71% at September 30, 2026 and 0.69% at December 31, 2025. As a percent of total assets, these assets were 0.40% at September 30, 2026, as compared to 0.37% at December 31, 2025, respectively. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at September 30, 2026.

Table 6 – Nonaccrual, Past Due 90 Days or More and Still Accruing, and Foreclosed Assets (dollars in thousands, except percentages):

	September 30,	December 31,
	2026	2025
Nonaccrual loans	$57,158	$55,121
Loans still accruing and past due 90 days or more	19	892
Total nonperforming loans	57,177	56,013
Foreclosed assets	3,277	479
Total nonperforming assets	$60,454	$56,492
As a % of loans held-for-investment and foreclosed assets	0.71%	0.69%
As a % of total assets	0.40	0.37

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

The provision for loan losses of $2.4 million for the three-months ended September 30, 2026 is combined with the provision reversal for unfunded commitments of $360 thousand and reported in the net aggregate of $2.0 million under the provision for credit losses in the consolidated statements of earnings for the three-months ended September 30, 2026. The provision for loan losses of $9.0 million for the nine-months ended September 30, 2026 is combined with the provision reversal for unfunded commitments of $539 thousand and reported in the net aggregate of $8.5 million under the provision for credit losses in the consolidated statements of earnings for the nine-months ended September 30, 2026.

The provision for loan losses of $25.5 million for the three-months ended September 30, 2025 is combined with the provision reversal for unfunded commitments of $1.1 million and reported in the net aggregate of $24.4 million under the provision for credit losses in the consolidated statements of earnings for the three-months ended September 30, 2025. The provision for loan losses of $30.9 million for the nine-months ended September 30, 2025 is combined with the provision for unfunded commitments of $165 thousand and reported in the net aggregate of $31.1 million under the provision for credit losses in the consolidated statements of earnings for the nine-months ended September 30, 2025.

As a percent of average loans, annualized net charge-offs were 0.04% for the three-months ended September 30, 2026, as compared to annualized net charge-offs of 1.07% for the three-months ended September 30, 2025. For the nine-months ended September 30, 2026 and 2025, annualized net charge-offs were 0.01% and 0.39%, respectively. The third quarter of 2025 was impacted by a $21.6 million credit loss due to borrower fraud. The allowance for credit losses as a percent of loans held-for-investment was 1.33% as of September 30, 2026, as compared to 1.29% for December 31, 2025.

Table 7 - Loan Loss Experience and Allowance for Credit Losses (dollars in thousands, except percentages):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2026	2025	2026	2025
Allowance for credit losses at period-end	$113,892	$105,958	$113,892	$105,958
Loans held-for-investment at period-end	8,538,788	8,243,625	8,538,788	8,243,625
Average loans for period	8,468,672	8,249,113	8,354,207	8,083,638
Net charge-offs (recoveries)/average loans (annualized)	0.04%	1.07%	0.01%	0.39%
Allowance for loan losses/period-end loans held-for-investment	1.33%	1.29%	1.33%	1.29%
Allowance for loan losses/nonaccrual loans, past due 90 days still accruing	199.19%	187.39%	199.19%	187.39%

Interest-Bearing Demand Deposits in Banks. The Company had interest-bearing deposits in banks of $292.8 million at September 30, 2026 compared to $826.9 million at December 31, 2025. At September 30, 2026, interest-bearing deposits in banks included $231.9 million maintained at the Federal Reserve Bank of Dallas and $60.9 million on deposit with the FHLB.

Available-for-Sale Securities. At September 30, 2026, securities with a fair value of $5.4 billion were classified as securities available-for-sale. As compared to December 31, 2025, the available-for-sale portfolio at September 30, 2026 reflected (i) an increase of $211.7 million in mortgage-backed securities, (ii) a decrease of $277.2 million in obligations of states and political subdivisions, (iii) a decrease of $60.8 million in U.S. Treasury securities, and (iv) an increase of $197 thousand in corporate bonds and other securities. Fluctuations in the available-for-sale securities portfolio balances were primarily driven by purchases and sales, calls or maturities, and changes in unrealized losses during the first nine-months of 2026. Our mortgage related securities are backed by GNMA, FNMA or FHLMC, or are collateralized by securities backed by these agencies.

See the below table and Note 2 to the Consolidated Financial Statements (unaudited) for additional disclosures relating to the maturities and fair values of the investment portfolio at September 30, 2026 and December 31, 2025.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at September 30, 2026 (dollars in thousands, except percentages):

	Maturing by Contractual Maturity
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$9,322	2.04%	$172,720	2.39%	$308,220	4.81%	$983,953	2.84%	$1,474,215	3.20%
Corporate bonds and other securities	63,571	2.62	37,905	2.03	—	—	—	—	101,476	2.40
Mortgage-backed securities	90,757	2.94	2,065,365	3.41	1,463,727	3.31	192,543	2.63	3,812,392	3.32
Total	$163,650	2.76%	$2,275,990	3.31%	$1,771,947	3.57%	$1,176,496	2.81%	$5,388,083	3.27%

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

As of September 30, 2026, the investment portfolio had an overall tax equivalent yield of 3.27%, a weighted average life of 7.5 years and modified duration of 5.9 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $13.1 billion as of September 30, 2026, as compared to $13.3 billion as of December 31, 2025.

Table 9 provides a breakdown of average deposits and rates paid over the three and nine-months ended September 30, 2026 and 2025 respectively.

Table 9 - Composition of Average Deposits (dollars in thousands, except percentages):

	For the Three-Months Ended September 30,
	2026		2025
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,508,797	—%	$3,419,378	—%
Interest-bearing deposits:
Interest-bearing checking	4,762,792	2.06	4,531,205	2.13
Savings and money market accounts	3,985,430	1.91	3,633,808	2.27
Time deposits under $250,000	568,699	2.75	559,783	3.02
Time deposits of $250,000 or more	313,444	3.02	326,667	3.28
Total interest-bearing deposits	9,630,365	2.07%	9,051,463	2.28%
Total average deposits	$13,139,162		$12,470,841
Total cost of deposits		1.52%		1.65%

	For the Nine-Months Ended September 30,
	2026		2025
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$3,452,035	—%	$3,356,999	—%
Interest-bearing deposits:
Interest-bearing checking	4,857,349	1.93	4,570,115	2.13
Savings and money market accounts	3,962,513	1.95	3,484,177	2.08
Time deposits under $250,000	562,340	2.75	560,825	3.09
Time deposits of $250,000 or more	327,616	2.98	337,900	3.34
Total interest-bearing deposits	9,709,818	2.02%	8,953,017	2.21%
Total average deposits	$13,161,853		$12,310,016
Total cost of deposits		1.49%		1.61%

The estimated amount of uninsured and uncollateralized deposits including related accrued and unpaid interest is approximately $4.3 billion, or 32.9% of total deposits, as of September 30, 2026.

Borrowings. Included in borrowings were federal funds purchased, advances from the FHLB and other borrowings of $21.9 million and $21.7 million at September 30, 2026 and December 31, 2025, respectively. The average balance of federal funds purchased, advances from the FHLB and other borrowings were $22.7 million and $56.2 million in the third quarters of 2026 and 2025, respectively. The weighted average interest rates paid on these borrowings were 1.42% and 3.33% for the third quarters of 2026 and 2025, respectively. The average balance of federal funds purchased, advances from the FHLB and other borrowings were $24.4 million and $52.4 million in the first nine months of 2026 and 2025, respectively. The weighted average interest rates paid on these borrowings were 1.53% and 2.96% for the first nine months of 2026 and 2025, respectively.

Repurchase Agreements. Securities sold under repurchase agreements of $43.1 million and $63.0 million at September 30, 2026, and December 31, 2025, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowings. The average balances of securities sold under repurchase agreements were $57.9 million and $50.1 million for the third quarters of 2026 and 2025, respectively. The average rates paid on securities sold under repurchase agreements were 1.41% and 1.66% for the third quarters of 2026 and 2025, respectively. The average balances of securities sold under repurchase agreements were $60.4 million and $52.8 million for the first nine months of 2026 and 2025, respectively. The average rates paid on securities sold under repurchase agreements were 1.46% and 1.62% for the first nine months of 2026 and 2025, respectively.

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

	Percentage change in net interest income:
Change in interest rates:	September 30,	December 31,
(in basis points)	2026	2025
+200	0.46%	3.45%
+100	0.95%	1.83%
-100	(2.84)%	(1.44)%
-200	(6.39)%	(2.86)%

The results for the net interest income simulations as of September 30, 2026 and December 31, 2025 resulted in an asset sensitive position. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability management committee oversees and monitors this risk.

The fair value of our investment securities classified as available-for-sale totaled $5.4 billion at September 30, 2026. During the nine months ended September 30, 2026, the corresponding net unrealized loss before taxes of $342.0 million at December 31, 2025, changed to a net unrealized loss before taxes of $620.2 million at September 30, 2026, which is recorded net of taxes in accumulated other comprehensive earnings (loss) in shareholders' equity. The unrealized gains or losses, net of taxes, on the portfolio are excluded from the calculation of all regulatory capital ratios. The changes in the fair value were driven by changes in interest rates based on expected actions by the Federal Reserve Board and other market conditions. The overall valuation of the portfolio is most correlated to the 5-year U.S. Treasury rates based on the composition and duration of the portfolio. At September 30, 2026, the 5-year U.S. Treasury rate was 5.09% compared to 3.72% at December 31, 2025, representing a 137 basis point increase during the first nine months of 2026. As of September 30, 2026, an increase of 100 basis points in the 5-year U.S. Treasury rate would result in an increase to unrealized losses by approximately $284 million before taxes, while a 100 basis point decrease in the same rate would result in a decrease to unrealized losses by approximately $262 million before taxes. Management does not have the intent to sell impaired available-for-sale securities before fair value recovers to the current amortized cost, and it is more-likely-than-not that the Company will not be required to sell impaired securities before the fair value recovers, which may be maturity.

Capital and Liquidity

Capital. We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $1.8 billion, or 12.1% of total assets at September 30, 2026, as compared to $1.9 billion, or 12.4% of total assets at December 31, 2025. Included in shareholders' equity at September 30, 2026 and December 31, 2025 were $489.6 million and $269.9 million, respectively, in unrealized losses on investment securities available-for-sale, net of related income taxes, although such amount is excluded from and does not impact regulatory capital. For the third quarter of 2026, total shareholders' equity averaged $2.0 billion, or 12.8% of average assets, as compared to $1.7 billion, or 12.1% of average assets, during the same period in 2025. For the first nine months of 2026, total shareholders' equity averaged $2.0 billion, or 12.8% of average assets, as compared to $1.7 billion or 11.9% of average assets, during the same period in 2025.

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

Under the Basel III rules, the Company must maintain a capital conservation buffer of 2.50%. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.

As of September 30, 2026 and December 31, 2025, we had a total risk-based capital ratio of 21.66% and 21.17%, a Tier 1 capital to risk-weighted assets ratio of 20.45% and 19.99%, and a common equity Tier 1 to risk-weighted assets ratio of 20.45% and 19.99%, and a Tier 1 leverage ratio of 13.12% and 12.55%, respectively. The regulatory capital ratios as of September 30, 2026 and December 31, 2025 were calculated under Basel III rules.

The regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required-Basel III		Required to be Considered Well- Capitalized
As of September 30, 2026:	Amount	Ratio	Amount	Ratio	Amount	Ratio
First Financial Bankshares, Inc. (Consolidated)
Total Capital to Risk-Weighted Assets:	$2,143,323	21.66%	$1,039,069	10.50%	$989,590	10.00%
Tier 1 Capital to Risk-Weighted Assets:	$2,023,582	20.45%	$841,151	8.50%	$593,754	6.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:	$2,023,582	20.45%	$692,713	7.00%	$—	N/A
Leverage Ratio:	$2,023,582	13.12%	$616,774	4.00%	$—	N/A
First Financial Bank
Total Capital to Risk-Weighted Assets:	$1,928,871	19.57%	$1,034,979	10.50%	$985,694	10.00%
Tier 1 Capital to Risk-Weighted Assets:	$1,809,131	18.35%	$837,840	8.50%	$788,555	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:	$1,809,131	18.35%	$689,986	7.00%	$640,701	6.50%
Leverage Ratio:	$1,809,131	11.79%	$613,696	4.00%	$767,120	5.00%

	Actual		Minimum Capital Required Basel III		Required to be Considered Well- Capitalized
As of December 31, 2025:	Amount	Ratio	Amount	Ratio	Amount	Ratio
First Financial Bankshares, Inc. (Consolidated)
Total Capital to Risk-Weighted Assets:	$2,000,262	21.17%	$991,973	10.50%	$944,736	10.00%
Tier 1 Capital to Risk-Weighted Assets:	$1,888,339	19.99%	$803,026	8.50%	$566,842	6.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:	$1,888,339	19.99%	$661,315	7.00%	$—	N/A
Leverage Ratio:	$1,888,339	12.55%	$377,894	4.00%	$—	N/A
First Financial Bank
Total Capital to Risk-Weighted Assets:	$1,823,770	19.36%	$989,005	10.50%	$941,909	10.00%
Tier 1 Capital to Risk-Weighted Assets:	$1,711,847	18.17%	$800,623	8.50%	$753,527	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets:	$1,711,847	18.17%	$659,336	7.00%	$612,241	6.50%
Leverage Ratio:	$1,711,847	11.43%	$376,764	4.00%	$470,955	5.00%

In connection with the adoption of the Basel III regulatory capital framework, our subsidiary bank made the election to continue to exclude accumulated other comprehensive income from available-for-sale securities (“AOCI”) from capital in connection with its quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

Liquidity. Liquidity management involves our ability to convert assets to cash to meet our current and future obligations to customers at any time. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable, or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and other borrowings (see below) and an unfunded $50 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2027 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $175 million. At September 30, 2026, there were no amounts drawn on these lines of credit. Our subsidiary bank also has (i) an available line of credit with the FHLB totaling $2.3 billion at September 30, 2026, secured by portions of our loan portfolio and certain investment securities, and (ii) access to approximately $1.8 billion at the Federal Reserve Bank of Dallas Discount Window lending program secured by portions of certain investment securities and portions of our loan portfolio. At September 30, 2026, there was $678.0 million used on the FHLB line advance for undisbursed commitments (letters of credit) used to secure public funds.

The Company renewed and amended its loan agreement, effective June 30, 2025, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $50 million on a revolving line of credit. Prior to June 30, 2027, interest is paid quarterly at the U.S. prime rate as quoted in the Money Rates section of The Wall Street Journal, and the line of credit matures June 30, 2027. If a balance exists at July 1, 2027, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at the U.S. prime rate as quoted in the Money Rates section of The Wall Street Journal. The line of credit is unsecured. Among other provisions in the Loan Agreement, the Company must satisfy certain financial covenants during the term of the Loan Agreement, including without limitation, covenants that require the Company to maintain certain capital, profitability, loan loss reserve, non-performing asset and debt service coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 36% (low) in 2021 and 2020 to 53% (high) in 2003 and

2006. The Company was in compliance with the financial and operational covenants at September 30, 2026. There was no outstanding balance under the line of credit as of September 30, 2026.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $171.4 million at September 30, 2026, investment securities which totaled $1.1 million at September 30, 2026 and mature over 3 to 4 years, available dividends from our subsidiaries which totaled $395.7 million at September 30, 2026, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of September 30, 2026, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. We are monitoring closely the impact to the financial system due to the past failures of several banks. Given the diversified core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

Off-Balance Sheet (“OBS”)/Reserve for Unfunded Commitments. We are a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our consolidated balance sheets. At September 30, 2026, the Company’s reserve for unfunded commitments totaled $5.8 million which is recorded in other liabilities.

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

Table 10 – Commitments as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	Total Notional Amounts Committed
	September 30,	December 31,
	2026	2025
Unfunded lines of credit	$1,140,114	$1,099,205
Unfunded commitments to extend credit	624,049	638,136
Standby letters of credit	61,791	54,760
Total commercial commitments	$1,825,954	$1,792,101

We believe we have no other OBS arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected in the financial statements. The above table does not include balances related to the Company’s forward mortgage-backed security trades. At September 30, 2026 and December 31, 2025, these credit exposures for mortgage loans sold with recourse approximated $31.6 million and $25.5 million, respectively. Total commercial commitments were approximately $1.8 billion at both September 30, 2026 and December 31, 2025.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At September 30, 2026, $395.7 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $126.0 million and $106.2 million for the nine-months ended September 30, 2026 and 2025, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% to 50% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 41.52% and 44.51% of net earnings for the first nine months of 2026 and 2025, respectively. Given our current capital position, projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

Item 4. Controls and Procedures.

As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

FIRST FINANCIAL BANKSHARES, INC.
Date: November 5, 2026	By:	/s/ David W. Bailey
David W. Bailey
President and Chief Executive Officer

Date: November 5, 2026	By:	/s/ Michelle S. Hickox
Michelle S. Hickox
Executive Vice President and Chief Financial Officer